Form 10-Q
period 2011-03-31
Pacira Pharmaceuticals, Inc.
filed 2011-05-11
CIK 1396814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

Commission File Number: 001-35060

PACIRA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 125

Parsippany, New Jersey 07054

(973) 254-3560

(Address of Principal Executive Offices, Including Zip Code)

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

As of May 2, 2011, 17,233,146 shares of the registrant’s common stock , $0.001 par value per share, were outstanding.

PACIRA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS		(Note 2)
Current assets:
Cash and cash equivalents	$59,331	$26,133
Restricted cash	—	1,314
Trade accounts receivable	1,810	1,191
Inventories	1,778	1,605
Prepaid expenses and other current assets	1,107	812

Total current assets	64,026	31,055
Fixed assets, net	24,359	23,950
Intangibles, net	8,346	8,912
Other assets, net	1,138	2,645

Total assets	$97,869	$66,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,097	$6,038
Accrued expenses	3,830	3,260
Current portion of royalty interest obligation	1,618	1,575
Current portion of deferred revenue	2,550	2,267
Current portion of long-term debt	5,568	3,182

Total current liabilities	19,663	16,322
Related party debt, including accrued interest	—	49,795
Long-term debt	19,570	21,869
Royalty interest obligation	2,877	2,996
Deferred revenue	18,855	18,138
Contingent purchase liability	2,042	2,042
Deferred rent	1,344	1,331
Other long-term liabilities	2,372	2,452

Total liabilities	66,723	114,945

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at March 31, 2011; 88,000,000 shares authorized, 6,322,640 shares issued and outstanding at December 31, 2010 (liquidation preference $85,000,000)	—	6
Common stock, par value $0.001 par value; 250,000,000 shares authorized, 17,234,211 shares issued and 17,233,146 shares outstanding at March 31, 2011; 120,000,000 authorized, 575,095 shares issued and 574,030 shares outstanding at December 31, 2010	17	1
Additional paid-in capital	177,817	88,523
Accumulated deficit	(146,686)	(136,911)
Treasury stock at cost, 1,065 shares at March 31, 2011 and December 31, 2010	(2)	(2)

Total stockholders’ equity (deficit)	31,146	(48,383)

Total liabilities and stockholders’ equity (deficit)	$97,869	$66,562

See accompanying notes to condensed consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31
	2011	2010
Revenues:
Supply revenue	$1,716	$2,923
Royalties	937	894
Collaborative licensing and development revenue	1,210	967

Total revenues	3,863	4,784

Operating expenses:
Cost of revenues	3,667	3,746
Research and development	3,513	4,642
Selling, general and administrative	3,805	1,011

Total operating expenses	10,985	9,399

Loss from operations	(7,122)	(4,615)
Other (expense) income:
Interest income	29	35
Interest expense	(2,481)	(612)
Royalty interest obligation	(311)	(172)
Other, net	110	(28)

Total other expense, net	(2,653)	(777)

Net loss	$(9,775)	$(5,392)

Net loss per share:
Basic and diluted net loss per common share	$(0.98)	$(9.39)

Weighted average common shares outstanding:
Basic and diluted	10,014,042	574,291

See accompanying notes to condensed consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2010	6,322	$6	575	$1	$88,523	$(136,911)	$(2)	$(48,383)
Exercise of stock options	—	—	—	—	1	—	—	1
Share-based compensation	—	—	—	—	972	—	—	972
Initial public offering, net of issuance costs	—	—	6,000	6	37,103	—	—	37,109
Conversion of preferred stock	(6,322)	(6)	6,322	6	—	—	—	—
Conversion of 2009 Convertible Notes	—	—	871	1	11,717	—	—	11,718
Conversion of 2009 Secured Notes	—	—	928	1	12,473	—	—	12,474
Conversion of 2010 Secured Notes	—	—	1,157	1	15,548	—	—	15,549
Conversion of 2010 Convertible Notes	—	—	1,071	1	7,499	—	—	7,500
Conversion of HBM Secured Notes	—	—	309	—	3,981	—	—	3,981
Net loss	—	—	—	—	—	(9,775)	—	(9,775)

Balances at March 31, 2011	—	—	17,233	$17	$177,817	$(146,686)	$(2)	$31,146

See accompanying notes to condensed consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(9,775)	$(5,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	990	1,025
Amortization of other assets and unfavorable lease obligation	93	(49)
Amortization of note discounts and warrants	1,193	36
Share-based compensation	972	5
Change in royalty interest obligation	(76)	(247)
Changes in operating assets and liabilities:
Restricted cash	1,314	1,216
Trade accounts receivable	(619)	(978)
Inventories	(173)	821
Other current assets	(402)	(10)
Accounts payable	258	(594)
Other liabilities	1,225	1,048
Deferred revenue	1,000	(527)
Deferred rent	13	50

Net cash used in operating activities	(3,987)	(3,596)

Investing activities:
Purchase of fixed assets	(832)	(417)

Financing activities:
Proceeds from exercise of stock options	1	1
Proceeds from initial public offering, net	38,016	—
Proceeds from secured promissory notes	—	7,500

Net cash provided by financing activities	38,017	7,501

Net increase in cash and cash equivalents	33,198	3,488
Cash and cash equivalents, beginning of period	26,133	7,077

Cash and cash equivalents, end of period	$59,331	$10,565

Supplemental cash flow information
Cash paid for interest	$1,175	$418
Initial public offering issuance costs paid in 2010	907	—

Non cash investing and financing activities:
Conversion of notes to common stock	$51,222	—
Conversion of preferred stock to common stock	6	—

See accompanying notes to condensed consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company’s lead product candidate EXPAREL consists of bupivacaine encapsulated in DepoFoam, both of which are used in products approved by the United States Food and Drug Administration, or FDA. In September 2010, the Company filed a New Drug Application, or NDA, for EXPAREL with the FDA. The Company is initially seeking FDA approval for postsurgical analgesia by local administration into the surgical wound. DepoFoam is also the basis for the Company’s two FDA-approved commercial products, DepoCyt(e) and DepoDur, which the Company manufactures for its commercial partners.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011.

The condensed consolidated financial statements for the interim periods included herein are unaudited; however, they contain all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2011, and its results of operations and cash flows for the three months ended March 31, 2011 and 2010. The balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Form 10-K for that year. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flow since inception and future losses are anticipated. As further described in Note 8, the Company raised $42.0 million of gross proceeds, and approximately $37.1 million in net proceeds after deducting offering costs, through an initial public offering completed on February 8, 2011. Although net proceeds from the offering and its other cash resources provide the Company adequate funding for the next 12 months, the longer-term ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing.

Changes in Capital Structure

On January 12, 2011, the Company effected a one-for-10.755 reverse stock split of the Company’s outstanding common stock. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment for such fractional shares within 180 days following the effective date of the reverse stock split in lieu of receiving fractional shares. The reverse stock split affected all holders of the Company’s preferred stock and common stock uniformly.

On February 8, 2011, the Company completed an initial public offering of common stock, as further described in Note 8. Upon the closing of the initial public offering, all outstanding Series A convertible preferred stock and the principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes were converted into 10,658,845 shares of common stock. On February 8, 2011, the Company filed an Amended and Restated Certificate of Incorporation (“Amended Certificate of Incorporation”), whereby the Company (i) increased its authorized common stock from 120,000,000 shares ($0.001 par value) to 250,000,000 shares ($0.001 par value), (ii) authorized 5,000,000 shares ($0.001 par value) of preferred stock, and (iii) eliminated the previously existing series of preferred stock.

Concentration of Major Customers

The Company’s customers are its commercial, distribution and licensing partners. For the three months ended March 31, 2011, the Company’s three largest customers accounted for 41%, 26% and 16%, respectively, of the Company’s revenues. For the three months ended March 31, 2010, the Company’s four largest customers accounted for 56%, 16%, 14% and 12%, respectively, of the Company’s revenues. No other individual customer accounted for more than 10% of revenues for these periods. As of March 31, 2011, the Company’s two largest customers accounted for 65% and 34%, respectively, of the Company’s trade accounts receivable. As of December 31, 2010, the Company’s three largest customers accounted for 66%, 17% and 11%, respectively, of the Company’s trade accounts receivable. The Company is dependent on these commercial partners to market and sell DepoCyt(e) and DepoDur, from which a substantial portion of its revenues is derived. Therefore, the Company’s future revenues from these products are highly dependent on commercial and distribution arrangements.

Domestic revenues for the three months ended March 31, 2011 and 2010 accounted for 40% and 42% of the Company’s revenues, respectively. Export revenues for the three months ended March 31, 2011 and 2010 accounted for 60% and 58% of the Company’s revenues, respectively.

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

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the Series A Convertible Preferred Stock are not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share no allocation to preferred stock was made for the three months ended March 31, 2010.

Diluted net loss per share is calculated by dividing net loss available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method) and the conversion of the shares of Series A convertible preferred stock (using the more dilutive of the (a) as converted method or (b) the two-class method). Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. Potentially dilutive securities that would be issued upon the conversion of convertible notes, conversion of Series A convertible preferred stock and the exercise of outstanding warrants and stock options, were 1.4 million and 7.2 million as of March 31, 2011 and 2010, respectively.

Note 3—FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed Federal insured limits.

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, note receivable, and accounts payable approximate their respective fair values due to the short-term maturities of these instruments and debts. The carrying value of the long-term debt approximates its fair value since the interest rate approximates current market rate for similar instruments.

Note 4—INVENTORIES

The components of inventories were as follows (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$1,350	$1,108
Work-in-process	21	10
Finished goods	407	487

Total	$1,778	$1,605

Note 5—FIXED ASSETS

Fixed assets, at cost, summarized by major category, consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Machinery and laboratory equipment	$7,042	$7,002
Computer equipment and software	780	765
Office furniture and equipment	167	167
Leasehold improvements	3,938	3,938
Construction in progress	18,922	18,144

Total	30,849	30,016
Less accumulated depreciation	(6,490)	(6,066)

Fixed assets, net	$24,359	$23,950

Depreciation expense for the three months ended March 31, 2011 and 2010 was $0.4 million and $0.5 million, respectively.

Note 6—INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	March 31, 2011	December 31, 2010	Estimated Useful Life
Core Technology
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,289)	(1,208)

Net	1,611	1,692

Developed Technology
Gross amount	11,700	11,700	7 years
Accumulated amortization	(6,686)	(6,268)

Net	5,014	5,432

Trademarks and trade names
Gross amount	500	500	7 years
Accumulated amortization	(271)	(253)

Net	229	247

DepoDur Rights			Remaining patent life ending November 2018
Gross amount	2,058	2,058
Accumulated amortization	(566)	(517)

Net	1,492	1,541

Intangible assets, net	$8,346	$8,912

Amortization expense for intangibles was $0.6 million for each of the three months ended March 31, 2011 and 2010. Amortization expenses associated with the Company’s commercial products and developed technology are included in cost of revenues. Amortization expenses associated with the Company’s products in development are included in research and development expenses.

The approximate amortization expense for intangibles subject to amortization is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	DepoDur Rights	Total
2011 (remaining nine months)	$242	$1,253	$57	$147	$1,699
2012	322	1,671	76	196	2,265
2013	322	1,671	76	196	2,265
2014	322	419	20	196	957
2015	322	—	—	196	518
Thereafter	81	—	—	561	642

Total	$1,611	$5,014	$229	$1,492	$8,346

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	March 31, 2011	December 31, 2010
Related party debt, including accrued interest:
2009 Convertible Notes	$—	$11,655
2009 Secured Notes	—	12,324
2010 Secured Notes	—	15,462
2010 HBM Secured Notes	—	3,945
2010 Convertible Notes, net of debt discount	—	6,409

	—	49,795

Financing obligations:
Hercules Note, current portion	5,568	3,182
Hercules Note, long-term portion, net of debt discount	19,570	21,869
Royalty interest obligation, current portion	1,618	1,575
Royalty interest obligation, long-term portion	2,877	2,996

	29,633	29,622

Total debt and financing obligations	$29,633	$79,417

2009 Convertible Notes

The outstanding principal and accrued interest on the 2009 Convertible Notes was $11.7 million as of December 31, 2010, and interest expense associated with these notes was approximately $63,000 and $131,000 for the three months ended March 31, 2011 and 2010, respectively. Upon completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the 2009 Convertible Notes was converted into 871,635 shares of our common stock.

2010 Convertible Notes

The outstanding principal on the 2010 Convertible Notes was $7.5 million as of December 31, 2010. Upon the completion of the initial public offering in February 2011, the outstanding principal on the 2010 Convertible Notes of $7.5 million was converted into an aggregate of 1,071,428 shares of common stock. Due to this conversion, the combined value of $1.0 million representing the warrants, which were issued in connection with the issuance and sale of the 2010 Convertible Notes, and the beneficial conversion feature was amortized in full.

2009 Secured Notes

The outstanding principal and accrued interest on the 2009 Secured Notes was $12.3 million as of December 31, 2010, and interest expense associated with these promissory notes was approximately $150,000 and approximately $314,000 for the three months ended March 31, 2011 and 2010, respectively. Upon the completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the 2009 Secured Notes was converted into an aggregate of 927,881 shares of our common stock.

2010 Secured Notes

The outstanding principal and accrued interest on the 2010 Secured Notes was $15.5 million as of December 31, 2010 and interest expense associated with these notes was approximately $87,000 and $0 for the three months ended March 31, 2011 and 2010, respectively. Upon the completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the 2010 Secured Notes was converted into an aggregate of 1,156,606 shares of our common stock.

HBM Secured Notes

The outstanding principal and accrued interest on the HBM Secured Notes was $3.9 million as of December 31, 2010 and interest expense associated with these notes was approximately $37,000 and $0 for the three months ended March 31, 2011 and 2010, respectively. The Company was also subject to an early pre-payment penalty. Upon the completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the HBM Secured Notes was converted into 308,655 shares of our common stock.

Hercules Note

The outstanding principal and accrued interest on the term loan (Hercules Note) under the Hercules Credit Facility was $26.5 million as of March 31, 2011 and December 31, 2010 and the interest expense associated with the Hercules Note was $0.8 million and $0 for the three months ended March 31, 2011 and 2010, respectively. The amortization of the discount was approximately $88,000 and $0 for the three months ended March 31, 2011 and 2010, respectively.

Note 8—STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering

On February 8, 2011, the Company completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-170245) that was declared effective on February 2, 2011. An aggregate of 6,000,000 shares of common stock registered under the registration statement was sold at a price to the public of $7.00 per share. The over-allotment option was not exercised by the underwriters. As a result of the initial public offering, the Company raised a total of $42.0 million in gross proceeds, and approximately $37.1 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

Upon the closing of the initial public offering, all shares of outstanding Series A convertible preferred stock and the principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes were converted into an aggregate of 10,658,845 shares of common stock, as shown in the table below:

Conversion Shares
Series A Convertible Preferred Stock	6,322,640
2009 Convertible Notes	871,635
2009 Secured Notes	927,881
2010 Secured Notes	1,156,606
HBM Secured Notes	308,655
2010 Convertible Notes	1,071,428

10,658,845

Share-Based Compensation

The Company recognized share-based compensation in its consolidated statements of operations for the periods ended March 31, 2011 and 2010 as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative	$760	$—
Research and development	212	5

Total	$972	$5

The terms of the stock options granted in September and December 2010 stipulated that these stock options may be exercised only upon the completion of an initial public offering. Consequently, the expense associated with these options was deferred until the successful completion of an initial public offering, which was completed in February 2011.

Stock Incentive Plans

The Company’s 2011 stock incentive plan, or 2011 Plan, which became effective immediately prior to the completion of the Company’s initial public offering in February 2011, was adopted by its board of directors and approved by its stockholders in December 2010. The 2011 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The remaining shares available for issuance under the 2007 Plan at the time of the completion of the Company’s initial public offering were reallocated to the 2011 Plan. The 2011 Plan contains an “evergreen” provision, which allows for an increase in the number of shares available for issuance under the 2011 Plan on the first day of each calendar year from 2012 through 2015. The following table contains information about the Company’s plans at March 31, 2011:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	374,762	24,100	350,662
2007 Plan	2,171,895	2,171,895	—

	2,546,657	2,195,995	350,662

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2010 to March 31, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,073,700	$2.69
Granted	24,100	6.23
Exercised	(271)	2.69
Forfeited	(10,949)	3.07
Expired	—	—

Outstanding at March 31, 2011	2,086,580	$2.73

The weighted average fair value of the options granted during the three months ended March 31, 2011 was $3.84 per share.

Note 9—COMMERCIAL PARTNERS AND AGREEMENTS

Novo Nordisk Development and License Agreement

In January 2011, the Company entered into an agreement with Novo Nordisk A/S, or Novo, pursuant to which it granted non-exclusive rights to Novo under certain of its patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using the Company’s DepoFoam drug delivery technology. Under this agreement, the Company agreed to undertake specified development and technology transfer activities and to manufacture pre-clinical and certain clinical supplies of such DepoFoam formulated Novo product until the completion of such technology transfer activities. Novo is obligated to pay for all costs incurred by the Company in conducting such development, manufacturing and technology transfer activities. The Company received an upfront license fee of $1.5 million from Novo, which is being recognized on a straight-line basis over the estimated contract term. The Company is also entitled to receive single-digit royalties on sales of such Novo product if approved for commercialization. In addition, the Company is entitled to receive up to $24 million in milestone payments based on achievement of specified development events, and up to an additional $20 million in milestone payments based on sales of such Novo product exceeding specified amounts. The term of this agreement shall expire, on a country-by-country basis, upon the later of the date of expiration of all payment obligations under the agreement or twelve years following the first commercial sale of such Novo product. The agreement is subject to earlier termination under certain circumstances.

Note 10—RELATED PARTY TRANSACTIONS

During 2009 and 2010, the Company entered into 2009 Convertible Note Agreements, 2009 Secured Note Agreements, 2010 Secured Note Agreements, 2010 Convertible Note Agreements and HBM Secured Notes, with certain investors in the Company (see Note 7). The composition of the balances due to these investors was $49.8 million, including accrued interest of $3.4 million, as of December 31, 2010. Upon the completion of the initial public offering in February 2011, the outstanding balances to these investors were converted into an aggregate of 4,336,205 shares of common stock.

The Company incurred expenses under the services agreement with Stack Pharmaceuticals Inc., or SPI, an entity controlled by David Stack, the Company’s chief executive officer, of approximately $81,000 and $71,000 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company had no outstanding balance payable to SPI.

MPM Asset Management, or MPM, an investor in the Company, provides clinical management and subscription services to the Company. The Company incurred expenses of approximately $97,000 for each of the three month periods ended March 31, 2011 and 2010. Approximately $84,000 was payable to MPM as of March 31, 2011 and December 31, 2010.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended , which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, our plans to develop and commercialize EXPAREL; our plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e) and DepoDur; the timing of, and our ability to obtain regulatory approval of EXPAREL; the timing of our anticipated commercial launch of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the indications of EXPAREL to include nerve block and epidural administration; and our commercialization and marketing capabilities. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Unless the context requires otherwise, references to “Pacira,” “we,” the “company,” “us” and “our” in this Quarterly Report on Form 10-Q refers to Pacira Pharmaceuticals, Inc. and its subsidiaries. In addition, references in this Quarterly Report on Form 10-Q to DepoCyt(e) mean DepoCyt when discussed in the context of the United States and Canada and DepoCyte when discussed in the context of Europe.

Overview

We are an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. In September 2010, we filed a New Drug Application, or NDA, for EXPAREL with the United States Food and Drug Administration, or FDA, which was accepted by the FDA for review on December 10, 2010, using a 505(b)(2) application. Our clinical data demonstrates that EXPAREL provides analgesia for up to 72 hours post-surgery, compared with seven hours or less for bupivacaine. We are initially seeking approval for postsurgical analgesia by local administration into the surgical wound, or infiltration, a procedure commonly employed using bupivacaine. Under the Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA has a goal of ten months from the date of NDA filing to make a decision regarding the approval of our filing. The PDUFA goal date for our NDA is July 28, 2011. We are also pursuing several additional indications for EXPAREL and we currently expect to submit a supplemental NDA, or sNDA, for nerve block and epidural administration. We currently intend to develop and commercialize EXPAREL and our other product candidates in the United States while out-licensing commercialization rights for other territories.

Our two marketed products, DepoCyt(e) and DepoDur, and our proprietary DepoFoam extended release drug delivery technology were acquired as part of the acquisition of PPI-California on March 24, 2007. DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. DepoDur is an extended release injectable formulation of morphine indicated for epidural administration for the treatment of pain following major surgery. DepoDur was approved by the FDA in 2004.

Since inception, we have incurred significant operating losses. Our net loss was $9.8 million for the three months ended March 31, 2011, including research and development expenses of $3.5 million. Our net loss was $5.4 million for the three months ended March 31, 2010, including research and development expenses of $4.6 million. We do not expect our currently marketed products to generate revenue that is sufficient for us to achieve profitability because we expect to continue to incur significant expenses as we advance the development of EXPAREL and our other product candidates, seek FDA approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for their commercial launch. We also expect to incur additional expenses to add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. For us to become and remain profitable, we believe that we must succeed in commercializing EXPAREL or other product candidates with significant market potential.

Recent Developments

Initial Public Offering

On February 8, 2011, we completed our initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-170245) that was declared effective on February 2, 2011. An aggregate of 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $7.00 per share. The over-allotment option was not exercised by the underwriters. As a result of our initial public offering, we raised a total of $42.0 million in gross proceeds, and approximately $37.1 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses. Upon the closing of the initial public offering, all shares of outstanding Series A convertible preferred stock and the principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes were converted into an aggregate of 10,658,845 shares of common stock.

Novo Nordisk Development and License Agreement

In January 2011, we entered into an agreement with Novo Nordisk A/S, or Novo, pursuant to which we granted non-exclusive rights to Novo under certain of our patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using our DepoFoam drug delivery technology. Under this agreement, we agreed to undertake specified development and technology transfer activities and to manufacture pre-clinical and certain clinical supplies of such DepoFoam formulated Novo product until the completion of such technology transfer activities. Novo is obligated to pay for all costs we incur in conducting such development, manufacturing and technology transfer activities. We received an upfront license fee of $1.5 million from Novo, which is being recognized on a straight-line basis over the estimated contract term. We are also entitled to receive single-digit royalties on sales of such Novo product for up to twelve years following the first commercial sale of such Novo product. In addition, we are entitled to receive up to $24 million in milestone payments based on achievement of specified development events, and up to an additional $20 million in milestone payments based on sales of such Novo product exceeding specified amounts. The term of this agreement shall expire, on a country-by-country basis, upon the later of the date of expiration of all payment obligations under the agreement or twelve years following the first commercial sale of such Novo product. The agreement is subject to earlier termination under certain circumstances.

Financial Operations Overview

Revenues

Our revenue derived from DepoCyt(e) and DepoDur, our products manufactured by us and sold by our commercial partners, is comprised of two components: supply revenue and royalties. Supply revenue is derived from a contractual supply price paid to us by our commercial partners. Royalties are recognized as the product is sold by our commercial partners and is typically calculated as a percentage of the net selling price, which is net of discounts, returns, and allowances incurred by our commercial partners. Accordingly, the primary factors that determine our revenues derived from DepoCyt(e) and DepoDur are:

•	the level of orders submitted by our commercial partners;
•	the timing of running manufacturing lots sold to our commercial partners;
•	the level of prescription and institutional demand for our products;
•	unit sales prices;
•	the amount of gross-to-net sales adjustments realized by our commercial partners; and
•	exchange rates on European sales, denominated in euros, that are repatriated in dollars.

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

•	royalties due to third parties on our revenues;
•	packaging, testing, freight and shipping;
•	the cost of active pharmaceutical ingredients; and
•	overhead costs associated with excess manufacturing capacity are charged to cost of revenues as incurred.

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

Clinical trial expenses and manufacturing process development for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development, such as EXPAREL, generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials and manufacturing process development. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.

From the March 24, 2007 (the acquisition date) through March 31, 2011, we incurred research and development expenses of $102.3 million, of which $98.5 million is related to the development of EXPAREL. We incurred research and development expenses associated with the development of EXPAREL of $3.4 million for the three months ended March 31, 2011 and $4.5 million for the three months ended March 31, 2010.

We expect to incur additional research and development expenses as we develop EXPAREL in additional indications. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are currently unable to determine our future research and development expenses related to EXPAREL because the timing and outcome of the FDA’s review of the NDA for EXPAREL is not currently known and the requirements of any additional clinical trials of EXPAREL for additional indications has yet to be determined. The cost of clinical development may vary significantly due to factors such as the scope, rate of progress, expense and outcome of our clinical trials and other development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, legal, human resource, and sales and marketing functions. Our selling, general and administrative expenses also include facility and related costs not included in research and development expenses and cost of revenues, professional fees for legal, consulting, tax and accounting services, insurance, depreciation and general corporate expenses. We expect that our selling, general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and increased expenses associated with us becoming a public company. Additionally, we are building a commercial infrastructure for the anticipated launch of EXPAREL and we currently plan to hire most of our sales force only if EXPAREL is approved by the FDA.

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

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2010

The following table sets forth a summary of our supply revenue, royalties and collaborative licensing and development revenue during the periods indicated:

(000’s)	Three Months Ended March 31,		2011 versus 2010 % Increase/ (Decrease)
	2011	2010
DepoCyt(e)(1)
Supply revenue	$1,716	$2,637	-35%
Royalties	887	817	9%

	2,603	3,454	-25%

DepoDur(1)
Supply revenue	—	286	-100%
Royalties	50	77	-35%

	50	363	-86%

Total DepoCyt(e) and DepoDur revenue(1)	2,653	3,817	-30%
Collaborative licensing and development revenue	1,210	967	25%

Total revenues	$3,863	$4,784	-19%

(1)	Total DepoCyt(e) and DepoDur revenue does not include collaborative licensing and development revenue related to DepoCyt(e) and DepoDur.

Revenues decreased by $0.9 million, or 19%, in the three months ended March 31, 2011 as compared the three months ended March 31, 2010 primarily due to a decrease in supply revenue of $1.2 million, partially offset by $0.2 million increase in collaborative licensing and development revenue. The decrease in supply revenue was driven by lower number of lot sales of DepoCyt(e) and reflects the variable nature of product orders from the Company’s commercial partners and our practice of running periodic manufacturing campaigns of several lots at a time to increase manufacturing efficiency, which results in supply revenue not falling uniformly within quarters. The increase in collaborative licensing and development revenue is primarily attributable to the agreement with Novo signed in January 2011.

	Three Months Ended March 31,		2011 versus 2010 % Increase/ (Decrease)
(000’s)	2011	2010
Cost of revenues	$3,667	$3,746	-2%

Cost of revenues remained relatively constant for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. Cost of supplies was slightly lower in 2011 due to lower volume of supply sales. However, the impact was not material because the production cost associated with our existing products DepoDur and DepoCyt(e) is mostly fixed. We have excess capacity and we incur a minimum level of infrastructure cost to keep our manufacturing facilities cGMP compliant. The cost of excess capacity was $2.2 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively. Gross margins from supply revenue were -88% and -12% for the three months ended March 31, 2011 and 2010, respectively. Our negative margin is primarily due to excess capacity. Excluding the cost of excess capacity, gross margin from supply revenue was 41% and 42% for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,		2011 versus 2010 % Increase/ (Decrease)
(000’s)	2011	2010
Research and development	$3,513	$4,642	-24%

Research and development expenses decreased by $1.1 million, or 24%, in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to $0.7 million decrease in third party clinical trials costs, to less than $0.1 million in 2011 from $0.8 million in 2010. This decrease related to the close out of our pivotal Phase 3 placebo controlled studies in EXPAREL.

In the three months ended March 31, 2011 and 2010, research and development expenses attributable to EXPAREL were $3.4 million, or 97%, and $4.5 million, or 98% of total research and development expenses, respectively. The $3.4 million of EXPAREL expenses incurred during the three months ended March 31, 2011 primarily include manufacturing-related costs that we expensed prior to regulatory approval of the product. The remaining research and development expenses relate to our other product candidate initiatives.

	Three Months Ended March 31,		2011 versus 2010 % Increase/ (Decrease)
(000’s)	2011	2010
Selling, general and administrative	$3,805	$1,011	276%

Selling, general and administrative expenses increased by $2.8 million, or 276%, in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to the following:

•

$1.1 million increase in selling expenses from $0.2 million for the three months ended March 31, 2010 to $1.3 million for the three months ended March 31, 2011 due to the hiring of commercial personnel during the fourth quarter of 2010 and activities in preparation for the launch of EXPAREL;

•

$1.7 million increase in general and administrative expenses from $0.8 million for the three months ended March 31, 2010 to $2.5 million for the three months ended March 31, 2011 primarily due to (i) $0.6 million of stock-based compensation expense recognized in connection with certain stock options becoming exercisable upon the completion of our initial public offering in February 2011, (ii) hiring of additional personnel and (iii) certain expenses associated with public company operations.

	Three Months Ended March 31,		2011 versus 2010 % Increase/ (Decrease)
(000’s)	2011	2010
Interest income	29	35	-17%
Interest expense	(2,481)	(612)	305%
Royalty interest obligation	(311)	(172)	81%
Other, net	110	(28)	-493%

Total other expense, net	$(2,653)	$(777)	241%

Total other expense, net increased by $1.9 million, or 241%, in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily due to:

•

$1.9 million increase in interest expense due to (i) $1.1 million amortization of the remaining value of the warrants and beneficial conversion feature associated with our 2010 Convertible Notes due to the conversion of the notes into common stock upon closing of our initial public offering in February 2011 and (ii) $0.8 million of interest expense on the Hercules Note which was established in November 2010;

This increase was partially offset by a $0.1 million increase in other income, net due to the receipt of a research grant in February 2011 established by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds of the sale of convertible preferred stock, secured and unsecured notes and borrowings under debt facilities, supply revenue, royalties and collaborative licensing and development revenue. We raised $42.0 million of gross proceeds, and approximately $37.1 million in net proceeds through an initial public offering completed on February 8, 2011. We have generated limited supply revenue and royalties, and we do not anticipate generating any revenues from the sale of EXPAREL, if approved, until at least the fourth quarter of 2011. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2011, we had an accumulated deficit of $146.7 million, cash and cash equivalents of $59.3 million and working capital of $44.4 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

(000’s)	Three Months Ended March 31,
Consolidated Statement of Cash Flows Data:	2011	2010
Net cash provided by (used in):
Operating activities	$(3,987)	$(3,596)
Investing activities	(832)	(417)
Financing activities	38,017	7,501

Net increase in cash and cash equivalents	$33,198	$3,488

Operating Activities

During the three months ended March 31, 2011 and 2010, our net cash used in operating activities was $4.0 million and $3.6 million, respectively. The increase in net cash used in operating activities was driven by (i) $1.2 million lower supply sales to our commercial partners due to the timing of orders from our commercial partners, (ii) $0.8 million increase in interest paid due on the Hercules Note established in November 2010 and (iii) higher selling, general and administrative expenses as we prepare for the launch of EXPAREL. This was partially offset by a $1.5 million up-front payment received from our development partner Novo Nordisk and lower research and development expenses due to the closeout of our two pivotal phase 3 clinical trials in EXPAREL.

Investing Activities

During the three months ended March 31, 2011 and 2010, our net cash used in investing activities was $0.8 million and $0.4 million, respectively primarily for the purchase of fixed assets for the construction of our manufacturing capability to produce EXPAREL.

Financing Activities

During the three months ended March 31, 2011 and 2010, our net cash provided by financing activities was $38.0 million and $7.5 million, respectively. The net cash provided by financing activities in 2011 was primarily from the issuance of common stock in connection with our initial public offering completed in February 2011. We raised approximately $37.1 million in net proceeds in this offering, after deducting $4.9 million in offering expenses of which $0.9 million was paid prior to December 31, 2010. The net cash provided by financing activities in 2010 was primarily due to the issuance of secured notes to certain of our existing investors.

Debt Facilities

As of March 31, 2011, we had outstanding principal debt of $26.25 million under the Hercules Credit Facility. The Hercules Credit Facility provides for an “interest only period” when no principal amounts are due and payable. The interest only period runs initially from November 24, 2010 through August 31, 2011, but can be extended, at our request, to either November 30, 2011 or February 28, 2012 if certain conditions are satisfied. Following the end of the interest only period, the term loan is to be repaid in 33 equal monthly installments of principal and interest beginning on the first business day after the month in which the interest only period ends. As of March 31, 2011, we were in compliance with all covenants under the facility.

Upon completion of our initial public offering in February 2011, all principal and accrued interest on the convertible and secured notes (other than the 2010 Convertible Notes) converted into 3,264,777 shares of our common stock at a conversion price of $13.44, pursuant to an agreement entered into in October 2010 between us and the holders of the convertible and secured notes. The 2010 Convertible Notes were converted into 1,071,428 shares of our common stock at a conversion price equal to our initial public offering price of $7.00 per share. The table below shows our indebtedness and the number of shares of common stock that our indebtedness was converted into:

Notes	Conversion Shares
2009 Convertible Notes	871,635
2009 Secured Notes	927,881
2010 Secured Notes	1,156,606
HBM Secured Notes	308,655
2010 Convertible Notes	1,071,428

Royalty Interests Assignment Agreement

On March 23, 2007, we entered into the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital, pursuant to which we assigned to Paul Capital the right to receive up to approximately 20% of our royalty payments from DepoCyt(e) and DepoDur. The original agreement was entered into prior to the Acquisition by SkyePharma Holdings, Inc. in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. To secure our obligations to Paul Capital, we granted Paul Capital a security interest in collateral which includes the royalty payments we are entitled to receive with respect to sales of DepoCyt(e) and DepoDur, as well as to bank accounts to which such payments are deposited. Under our arrangement with Paul Capital, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in DepoCyt(e) and/or DepoDur, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the Amended and Restated Royalty Interests

Assignment Agreement, or sales of DepoCyt(e) and/or DepoDur are suspended due to an injunction or if we elect to suspend sales of DepoCyt(e) and/or DepoDur as a result of a lawsuit filed by certain third parties, Paul Capital may require us to repurchase the rights we assigned to it at a cash price equal to (a) 50% of all cumulative payments made by us to Paul Capital under the Amended and Restated Royalty Interests Assignment Agreement during the preceding 24 months, multiplied by (b) the number of days from the date of Paul Capital’s exercise of such option until December 31, 2014, divided by 365. Under the terms of the Amended and Restated Royalty Interests Assignment Agreement, our initial public offering did not constitute a change of control.

Future Capital Requirements

As of March 31, 2011, we had cash and cash equivalents of $59.3 million. If we receive FDA approval of EXPAREL and commence commercialization in the fourth quarter of 2011, we believe our existing cash and cash equivalents and revenue from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and service our indebtedness through the end of 2011. If we do not receive approval of EXPAREL, we believe that we have sufficient cash to fund us beyond the next 12 months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements. We expect that the net proceeds from the offering will be sufficient for our planned manufacture and commercialization of EXPAREL in the United States. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

We expect to continue to incur substantial additional operating losses as we seek FDA approval for and commercialize EXPAREL and develop and seek regulatory approval for our other product candidates. If we obtain FDA approval for EXPAREL, we will incur significant sales and marketing and manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our critical accounting policies since December 31, 2010.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an impact on our condensed consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of March 31, 2011, we had cash and cash equivalents of $59.3 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.

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

Item 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Inherent Limitations on Effectiveness of Controls

Our management, including our chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pacira have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2010, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Set forth below is the information regarding the issuance of unregistered shares of capital stock within the three months ended March 31, 2011.

Upon the closing of our initial public offering of common stock, all principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes were converted into an aggregate of 4,336,205 shares of common stock, as shown in the table below.

Conversion Shares
2009 Convertible Notes	871,635
2009 Secured Notes	927,881
2010 Secured Notes	1,156,606
HBM Secured Notes	308,655
2010 Convertible Notes	1,071,428

No underwriters were involved in the foregoing issuances of share of our common stock. The share of common stock were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act promulgated thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Use of Proceeds

In February 2011, we completed the initial public offering of our common stock pursuant to a registration statement on Form
S-1, as amended (File No. 333-170245) that was declared effective on February 2, 2011. Under the registration statement, we registered the offering and sale of an aggregate of 6,900,000 shares of our common stock. An aggregate of 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $7.00 per share. Barclays Capital Inc. and Piper Jaffray and Co. acted as joint book running managers of the offering and as representatives of the underwriters. The offering commenced on February 3, 2011 and closed on February 8, 2011. The over-allotment option was not exercised by the underwriters. As a result of our initial public offering, we raised a total of $42.0 million in gross proceeds, and approximately $37.1 million in net proceeds after deducting approximately $4.9 million in underwriting discounts and commissions and estimated offering expenses.

There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC on February 3, 2011. As of March 31, 2011, we have not used any funds from the net proceeds. The funds are currently held in a liquid operating account with a major bank.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference			Exhibit Number	Filed Herewith
		Form	File Number	Date of First Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35060	02/11/2011	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35060	02/11/2011	3.2
4.1	Specimen Certificate evidencing shares of common stock	S1/A	333-170245	01/03/2011	4.1
10.1	2011 Stock Incentive Plan	S1/A	333-170245	01/03/2011	10.31
10.2	Form of Indemnification Agreement between the Registrant and its directors and officers	S1/A	333-170245	01/13/2011	10.31
10.3	Development and License Agreement, dated January 14, 2011, between the Registrant and Novo Nordisk A/S	S1/A	333-170245	01/20/2011	10.33
31.1	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)					X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)					X
32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated: May 11, 2011	/S/ DAVID STACK
David Stack
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2011	/S/ JAMES SCIBETTA
James Scibetta
Chief Financial Officer
(Principal Financial and Accounting Officer)