Form 10-Q
period 2011-06-30
Pacira Pharmaceuticals, Inc.
filed 2011-08-11
CIK 1396814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of August 1, 2011, 17,233,146 shares of the registrant’s common stock , $0.001 par value per share, were outstanding.

PACIRA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$27,450	$26,133
Restricted cash	2,069	1,314
Short-term investments	19,755	—
Trade accounts receivable	1,055	1,191
Inventories	1,884	1,605
Prepaid expenses and other current assets	1,391	812

Total current assets	53,604	31,055
Fixed assets, net	24,633	23,950
Intangibles, net	7,780	8,912
Other assets, net	1,075	2,645

Total assets	$87,092	$66,562

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,052	$5,775
Accrued expenses	3,641	3,523
Current portion of royalty interest obligation	1,459	1,575
Current portion of deferred revenue	2,458	2,267
Current portion of long-term debt	4,869	3,182

Total current liabilities	17,479	16,322
Related party debt, including accrued interest	—	49,795
Long-term debt	20,358	21,869
Royalty interest obligation	2,220	2,996
Deferred revenue	18,414	18,138
Contingent purchase liability	2,042	2,042
Deferred rent	1,352	1,331
Other liabilities	2,292	2,452

Total liabilities	64,157	114,945

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at June 30, 2011; 88,000,000 shares authorized, 6,322,640 shares issued and outstanding at December 31, 2010 (liquidation preference $85,000,000)	—	6
Common stock, par value $0.001 par value; 250,000,000 shares authorized, 17,234,211 shares issued and 17,233,146 shares outstanding at June 30, 2011; 120,000,000 authorized, 575,095 shares issued and 574,030 shares outstanding at December 31, 2010	17	1
Additional paid-in capital	178,368	88,523
Accumulated deficit	(155,448)	(136,911)
Treasury stock at cost, 1,065 shares at June 30, 2011 and December 31, 2010	(2)	(2)

Total stockholders’ equity (deficit)	22,935	(48,383)

Total liabilities and stockholders’ equity (deficit)	$87,092	$66,562

See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Supply revenue	$1,469	$1,460	$3,185	$4,383
Royalties	884	776	1,822	1,670
Collaborative licensing and development revenue	1,283	819	2,493	1,786

Total revenues	3,636	3,055	7,500	7,839

Operating expenses:
Cost of revenues	3,115	2,849	6,781	6,595
Research and development	4,381	4,596	7,893	9,238
Selling, general and administrative	4,671	1,238	8,477	2,254

Total operating expenses	12,167	8,683	23,151	18,087

Loss from operations	(8,531)	(5,628)	(15,651)	(10,248)
Other (expense) income:
Interest income	37	38	65	73
Interest expense	(676)	(887)	(3,157)	(1,499)
Royalty interest obligation	429	(433)	118	(605)
Other, net	(22)	97	88	73

Total other expense, net	(232)	(1,185)	(2,886)	(1,958)

Net loss	$(8,763)	$(6,813)	$(18,537)	$(12,206)

Net loss per share:
Basic and diluted net loss per common share	$(0.51)	$(11.86)	$(1.36)	$(21.25)
Weighted average common shares outstanding:
Basic and diluted	17,233,146	574,496	13,623,668	574,310

See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

					Additional Paid-In Capital
	Preferred Stock		Common Stock			Accumulated	Treasury
	Shares	Amount	Shares	Amount		Deficit	Stock	Total
Balances at December 31, 2010	6,322	$6	575	$1	$88,523	$(136,911)	$(2)	$(48,383)
Exercise of stock options	—	—	—	—	1	—	—	1
Share-based compensation	—	—	—	—	1,523	—	—	1,523
Initial public offering, net of issuance costs	—	—	6,000	6	37,103	—	—	37,109
Conversion of preferred stock	(6,322)	(6)	6,322	6	—	—	—	—
Conversion of 2009 Convertible Notes	—	—	871	1	11,717	—	—	11,718
Conversion of 2009 Secured Notes	—	—	928	1	12,473	—	—	12,474
Conversion of 2010 Secured Notes	—	—	1,157	1	15,548	—	—	15,549
Conversion of 2010 Convertible Notes	—	—	1,071	1	7,499	—	—	7,500
Conversion of HBM Secured Notes	—	—	309	—	3,981	—	—	3,981
Net loss	—	—	—	—	—	(18,537)	—	(18,537)

Balances at June 30, 2011	—	$—	17,233	$17	$178,368	$(155,448)	$(2)	$22,935

See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net loss	$(18,537)	$(12,206)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,001	2,045
Amortization of other assets and unfavorable lease obligation	21	(45)
Amortization of note discounts and warrants	1,291	69
Share-based compensation	1,523	11
Change in royalty interest obligation	(892)	(220)
Changes in operating assets and liabilities:
Restricted cash	(755)	(183)
Trade accounts receivable	136	(1,800)
Inventories	(279)	531
Prepaid expenses and other assets	(659)	276
Accounts payable	(40)	(230)
Other liabilities	792	740
Deferred revenue	467	(1,212)
Deferred rent	21	97

Net cash used in operating activities	(14,910)	(12,127)

Investing activities:
Purchase of fixed assets	(2,035)	(1,923)
Purchase of short-term investments	(19,755)	—

Net cash used in operating activities	(21,790)	(1,923)

Financing activities:
Proceeds from exercise of stock options	1	1
Proceeds from initial public offering, net	38,016	—
Proceeds from secured promissory notes	—	14,063
Proceeds from credit facility	—	5,625
Financing costs	—	(363)

Net cash provided by financing activities	38,017	19,326

Net increase in cash and cash equivalents	1,317	5,276
Cash and cash equivalents, beginning of period	26,133	7,077

Cash and cash equivalents, end of period	$27,450	$12,353

Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$2,360	$1,153
Initial public offering costs paid in 2010	907	—
Non cash investing and financing activities:
Conversion of notes to common stock	$51,222	$—
Conversion of preferred stock to common stock	6	—

See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company’s lead product candidate EXPAREL consists of bupivacaine encapsulated in DepoFoam, both of which are used in products approved by the United States Food and Drug Administration, or FDA. In September 2010, the Company filed a New Drug Application, or NDA, for EXPAREL with the FDA. Under the Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA has a goal of ten months from the date of NDA filing to make a decision regarding the approval of our filing. The FDA subsequently extended the target date by three months. The new PDUFA goal date for our NDA is October 28, 2011. The Company is initially seeking FDA approval for postsurgical analgesia by local administration into the surgical site. DepoFoam is also the basis for the Company’s two FDA-approved commercial products, DepoCyt(e) and DepoDur, which the Company manufactures for its commercial partners.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

The consolidated financial information at June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, is unaudited, but includes all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2010 has been derived from the audited financial statements included in the Form 10-K for that year. Certain reclassifications were made to conform to current presentation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flow since inception and future losses are anticipated. As further described in Note 8, the Company raised $42.0 million of gross proceeds, and approximately $37.1 million in net proceeds after deducting offering costs, through an initial public offering completed on February 8, 2011. Although net proceeds from the offering and its other cash resources provide the Company adequate funding for the next 12 months, the longer-term ability of the Company to continue as a going concern is dependent on improving the Company’s profitability, cash flow and securing additional financing.

Recently Issued Accounting Guidance

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Presentation of Comprehensive Income.” These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Company) and interim and annual periods thereafter. Early adoption is permitted, and full retrospective application is required. Since this ASU pertains to presentation requirements only, the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

Changes in Capital Structure

On January 12, 2011, the Company effected a one-for-10.755 reverse stock split of the Company’s outstanding common stock. Stockholders entitled to fractional shares as a result of the reverse stock split will receive a cash payment for such fractional shares in lieu of receiving fractional shares. The reverse stock split affected all holders of the Company’s preferred stock and common stock uniformly. All references to common stock and per share information, except par value, in the accompanying consolidated financial statements and notes thereto have been adjusted retrospectively to reflect the effect of the reverse stock split.

On February 8, 2011, the Company completed an initial public offering of common stock, as further described in Note 8. Upon the closing of the initial public offering, all outstanding shares of Series A convertible preferred stock and the principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes were converted into 10,658,845 shares of common stock. On February 8, 2011, the Company filed an Amended and Restated Certificate of Incorporation (“Amended Certificate of Incorporation”), whereby the Company (i) increased its authorized common stock from 120,000,000 shares ($0.001 par value) to 250,000,000 shares ($0.001 par value), (ii) authorized 5,000,000 shares ($0.001 par value) of preferred stock, and (iii) eliminated the previously existing series of preferred stock.

Concentration of Major Customers

The Company’s customers are its commercial, distribution and licensing partners. For the three months ended June 30, 2011, the Company’s three largest customers accounted for 45%, 21% and 18%, respectively, of the Company’s revenues. For the three months ended June 30, 2010, the Company’s four largest customers accounted for 35%, 34%, 13% and 11%, respectively, of the Company’s revenues.

For the six months ended June 30, 2011, the Company’s three largest customers accounted for 43%, 22% and 19%, respectively, of the Company’s revenues. For the six months ended June 30, 2010, the Company’s four largest customers accounted for 48%, 23%, 13% and 12%, respectively, of the Company’s revenues. No other individual customer accounted for more than 10% of revenues for these periods. The Company is dependent on these commercial partners to market and sell DepoCyt(e) and DepoDur, from which a substantial portion of its revenues is derived. Therefore, the Company’s future revenues from these products are highly dependent on commercial and distribution arrangements.

Domestic revenues for the three months ended June 30, 2011 and 2010 accounted for 32% and 63% of the Company’s revenues, respectively. Domestic revenues for the six months ended June 30, 2011 and 2010 accounted for 36% and 50% of the Company’s revenues, respectively.

Per Share Data

Net loss per share was determined in accordance with the two-class method. This method is used for computing basic net loss per share when companies have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company. Under the two-class method, net loss is allocated between common shares and other participating securities based on their participation rights in both distributed and undistributed earnings. The Company’s Series A convertible preferred stock is a participating security, because the stockholders of the Series A Convertible preferred stock are entitled to share in dividends declared by the board of directors with the common stock based on their equivalent common shares.

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the Series A Convertible Preferred Stock are not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share no allocation to preferred stock was made.

Diluted net loss per share is calculated by dividing net loss available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method) and the conversion of the shares of Series A convertible preferred stock (using the more dilutive of the (a) as converted method or (b) the two-class method). Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented. Potentially dilutive securities that would be issued upon the conversion of convertible notes, conversion of Series A convertible preferred stock and the exercise of outstanding warrants and stock options, were 1.3 million and 7.2 million for the three months ended June 30, 2011 and 2010, respectively. Potentially dilutive securities that would be issued upon the conversion of convertible notes, conversion of Series A convertible preferred stock and the exercise of outstanding warrants and stock options, were 1.4 million and 7.2 million for the six months ended June 30, 2011 and 2010, respectively.

Note 3— FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the FASB established a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are:

•	Level 1—Values are unadjusted quoted prices for identical assets and liabilities in active markets.

•

Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active, or other inputs that are observable or can be corroborated by market data for the term of the instrument.

•	Level 3—Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement.

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

Short-term investments consist of investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized loss from the Company’s short-term investments is captured in other comprehensive income. At June 30, 2011, all of the Company’s short-term investments are classified as available for sale investments and determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. At June 30, 2011, we had $19.8 million invested in short-term investments which were rated A or better by Standard & Poor’s and had maturities ranging from 98 to 158 days. The following summarizes the Company’s short-term investments at June 30, 2011 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Commercial Paper	$10,491	$8	$—	$10,499
Corporate Bonds	9,264	—	(8)	9,256

Total	$19,755	$8	$(8)	$19,755

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed Federal insured limits.

As of June 30, 2011, the Company’s two largest customers accounted for 71% and 27%, respectively, of the Company’s trade accounts receivable. As of December 31, 2010, the Company’s three largest customers accounted for 66%, 17% and 11%, respectively, of the Company’s trade accounts receivable.

Note 4— INVENTORIES

The components of inventories were as follows (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$846	$1,108
Work-in-process	30	10
Finished goods	1,008	487

Total	$1,884	$1,605

Note 5—FIXED ASSETS

Fixed assets, at cost, summarized by major category, consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Machinery and laboratory equipment	$7,318	$7,002
Computer equipment and software	762	765
Office furniture and equipment	167	167
Leasehold improvements	4,300	3,938
Construction in progress	19,004	18,144

Total	31,551	30,016
Less accumulated depreciation	(6,918)	(6,066)

Fixed assets, net	$24,633	$23,950

Depreciation expense was $0.4 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively. Depreciation expense was $0.9 million for each of the six months ended June 30, 2011 and 2010.

Note 6—INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	June 30, 2011	December 31, 2010	Estimated Useful Life
Core Technology
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,369)	(1,208)

Net	1,531	1,692

Developed Technology
Gross amount	11,700	11,700	7 years
Accumulated amortization	(7,104)	(6,268)

Net	4,596	5,432

Trademarks and trade names
Gross amount	500	500	7 years
Accumulated amortization	(290)	(253)

Net	210	247

DepoDur Rights
Gross amount	2,058	2,058	Remaining patent life
Accumulated amortization	(615)	(517)	ending November 2018

Net	1,443	1,541

Intangible assets, net	$7,780	$8,912

Amortization expense for intangibles was $0.6 million for each of the three months ended June 30, 2011 and 2010, respectively. Amortization expense for intangibles was $1.1 million for each of the six months ended June 30, 2011 and 2010. Amortization expenses associated with the Company’s commercial products and developed technology are included in cost of revenues. Amortization expenses associated with the Company’s products in development are included in research and development expenses.

The approximate amortization expense for intangibles subject to amortization is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	DepoDur Rights	Total
2011 (remaining six months)	$162	$835	$38	$98	$1,133
2012	322	1,671	76	196	2,265
2013	322	1,671	76	196	2,265
2014	322	419	20	196	957
2015	322	—	—	196	518
Thereafter	81	—	—	561	642

Total	$1,531	$4,596	$210	$1,443	$7,780

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	June 30, 2011	December 31, 2010
Related party debt, including accrued interest:
2009 Convertible Notes	$—	$11,655
2009 Secured Notes	—	12,324
2010 Secured Notes	—	15,462
2010 HBM Secured Notes	—	3,945
2010 Convertible Notes, net of debt discount	—	6,409

	—	49,795

Financing obligations:
Hercules Note, current portion	4,869	3,182
Hercules Note, long-term portion, net of debt discount	20,358	21,869
Royalty interest obligation, current portion	1,459	1,575
Royalty interest obligation, long-term portion	2,220	2,996

	28,906	29,622

Total debt and financing obligations	$28,906	$79,417

2009 Convertible Notes

The outstanding principal and accrued interest on the 2009 Convertible Notes was $11.7 million as of December 31, 2010, and interest expense associated with these notes was approximately $63,000 and $263,000 for the six months ended June 30, 2011 and 2010, respectively. Upon completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the 2009 Convertible Notes was converted into 871,635 shares of our common stock.

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

2009 Secured Notes

The outstanding principal and accrued interest on the 2009 Secured Notes was $12.3 million as of December 31, 2010, and interest expense associated with these promissory notes was approximately $150,000 and approximately $632,000 for the six months ended June 30, 2011 and 2010, respectively. Upon the completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the 2009 Secured Notes was converted into an aggregate of 927,881 shares of our common stock.

2010 Secured Notes

The outstanding principal and accrued interest on the 2010 Secured Notes was $15.5 million as of December 31, 2010 and interest expense associated with these notes was approximately $87,000 and $116,000 for the six months ended June 30, 2011 and 2010, respectively. Upon the completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the 2010 Secured Notes was converted into an aggregate of 1,156,606 shares of our common stock.

HBM Secured Notes

The outstanding principal and accrued interest on the HBM Secured Notes was $3.9 million as of December 31, 2010 and interest expense associated with these notes was approximately $37,000 and $30,000 for the six months ended June 30, 2011 and 2010, respectively. The Company was also subject to an early pre-payment penalty. Upon the completion of the initial public offering in February 2011, all outstanding principal and accrued interest under the HBM Secured Notes was converted into 308,655 shares of our common stock.

Hercules Note

The outstanding principal and accrued interest on the term loan (Hercules Note) under the Hercules Credit Facility was $26.3 million as of June 30, 2011 and December 31, 2010. Interest expense associated with the Hercules Note was $0.8 million and $0 for the three months ended June 30, 2011 and 2010, respectively and $1.5 million and $0 for the six months ended June 30, 2011 and 2010, respectively. The amortization of the discount was approximately $45,000 and $0 for the three months ended June 30, 2011 and 2010, respectively and $90,000 and $0 for the six months ended June 30, 2011 and 2010, respectively. The Hercules Note provides for an “interest only period” when no principal amounts are due and payable. The interest only period runs initially from November 24, 2010 through August 31, 2011, but has been extended, at the Company’s request, to November 30, 2011. Following the end of the interest only period, the term loan is to be repaid in 33 equal monthly installments of principal and interest beginning on the first business day after the month in which the interest only period ends. The Company’s principal payments are currently due as follows: $0.7 million in the second half of 2011, $8.6 million in 2012, $9.8 million in 2013 and $7.2 million in 2014.

Note 8—STOCKHOLDERS’ EQUITY (DEFICIT)

Initial Public Offering

On February 8, 2011, the Company completed an initial public offering of its common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-170245) that was declared effective by the SEC on February 2, 2011. An aggregate of 6,000,000 shares of common stock registered under the registration statement was sold at a price to the public of $7.00 per share. The over-allotment option was not exercised by the underwriters. As a result of the initial public offering, the Company raised a total of $42.0 million in gross proceeds, and approximately $37.1 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

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

10,658,845

Share-Based Compensation

The Company recognized share-based compensation in its consolidated statements of operations for the periods ended June 30, 2011 and 2010 as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$31	$3	$114	$6
Research and development	47	3	179	5
Selling, general and administrative	474	0	1,230	0

Total	$552	$6	$1,523	$11

The terms of the stock options granted in September and December 2010 stipulated that these stock options may be exercised only upon the completion of an initial public offering. Consequently, the expense associated with these options was deferred until the successful completion of an initial public offering, which was completed in February 2011.

Stock Incentive Plans

The Company’s 2011 stock incentive plan, or 2011 Plan, which became effective immediately prior to the completion of the Company’s initial public offering in February 2011, was adopted by its board of directors and approved by its stockholders in December 2010. The 2011 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The remaining shares available for issuance under the 2007 Plan at the time of the completion of the Company’s initial public offering were reallocated to the 2011 Plan. The 2011 Plan contains an “evergreen” provision, which allows for an increase in the number of shares available for issuance under the 2011 Plan on the first day of each calendar year from 2012 through 2015. The following table contains information about the Company’s plans at June 30, 2011:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	387,108	206,384	180,724
2007 Plan	2,159,549	2,159,549	—

	2,546,657	2,365,933	180,724

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2010 to June 30, 2011:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	2,073,700	$2.69
Granted	206,384	10.47
Exercised	(271)	2.69
Forfeited	(22,655)	3.12
Expired	(1,685)	2.69

Outstanding at June 30, 2011	2,255,473	$3.40

Note 9—COMMERCIAL PARTNERS AND AGREEMENTS

Novo Nordisk Development and License Agreement

In January 2011, the Company entered into an agreement with Novo Nordisk A/S, or Novo, pursuant to which it granted non-exclusive rights to Novo under certain of its patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using the Company’s DepoFoam drug delivery technology. Under this agreement, the Company agreed to undertake specified development and technology transfer activities and to manufacture pre-clinical and certain clinical supplies of such DepoFoam formulated Novo product until the completion of such technology transfer activities. Novo is obligated to pay for all costs incurred by the Company in conducting such development, manufacturing and technology transfer activities. The Company received an upfront license fee of $1.5 million from Novo, which is being recognized on a straight-line basis over the estimated contract term as collaborative licensing and development revenue. The Company is also entitled to receive single-digit royalties on sales of such Novo product if approved for commercialization. In addition, the Company is entitled to receive up to $24 million in milestone payments based on achievement of specified development events, and up to an additional $20 million in milestone payments based on sales of such Novo product exceeding specified amounts. The term of this agreement shall expire, on a country-by-country basis, upon the later of the date of expiration of all payment obligations under the agreement or twelve years following the first commercial sale of such Novo product. The agreement is subject to earlier termination under certain circumstances.

Note 10—RELATED PARTY TRANSACTIONS

In June of 2011, the Company entered into an agreement with one of its board of directors to provide consulting services for certain manufacturing activities. The billing may not exceed $60,000 under the agreement. The amounts incurred as of June 30, 2011 were not significant.

During 2009 and 2010, the Company entered into 2009 Convertible Note, 2009 Secured Note, 2010 Secured Note, 2010 Convertible Note and HBM Secured Notes, with certain investors in the Company (see Note 7). The composition of the balances due to these investors was $49.8 million, including accrued interest of $3.4 million, as of December 31, 2010. Upon the completion of the initial public offering in February 2011, the outstanding balances to these investors were converted into an aggregate of 4,336,205 shares of common stock.

The Company incurred expenses under the services agreement with Stack Pharmaceuticals Inc., or SPI, an entity controlled by David Stack, the Company’s chief executive officer, of approximately $66,000 and $33,000 for the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Company incurred expenses of $125,000 and $103,000, respectively. As of June 30, 2011 and December 31, 2010, the Company had no outstanding balance payable to SPI.

MPM Asset Management, or MPM, an investor in the Company, provides clinical management and subscription services to the Company. The Company incurred expenses of approximately $100,000 and $94,000 for the three month periods ended June 30, 2011 and 2010, respectively, and $112,000 and $107,000 for the six months ended June 30, 2011 and 2010, respectively. Approximately $84,000 was payable to MPM as of June 30, 2011 and December 31, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended , which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, regarding our plans to develop and commercialize EXPAREL; our plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e)and DepoDur; the timing of, and our ability to obtain regulatory approval of EXPAREL; the timing of our anticipated commercial launch of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the indications of EXPAREL to include nerve block and epidural administration; and our commercialization and marketing capabilities. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “will,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. In September 2010, we filed a New Drug Application, or NDA, for EXPAREL with the United States Food and Drug Administration, or FDA, which was accepted by the FDA for review on December 10, 2010, using a 505(b)(2) application. Our clinical data demonstrates that EXPAREL provides analgesia for up to 72 hours post-surgery. The published duration of bupivacaine analgesia (package insert) is 7 hours. We are initially seeking approval for postsurgical analgesia by local administration into the surgical site, or infiltration, a procedure commonly employed using bupivacaine. Under the Prescription Drug User Fee Act, or PDUFA, guidelines, the FDA has a goal of ten months from the date of NDA filing to make a decision regarding the approval of our filing. The FDA subsequently extended the target date by three months. The new PDUFA goal date for our NDA is October 28, 2011. We are also pursuing several additional indications for EXPAREL and we currently expect to submit a supplemental NDA, or sNDA, for nerve block and other administrations. We currently intend to develop and commercialize EXPAREL and our other product candidates in the United States while out-licensing commercialization rights for other territories.

Our two marketed products, DepoCyt(e) and DepoDur, and our proprietary DepoFoam extended release drug delivery technology were acquired as part of the acquisition of PPI-California on March 24, 2007, or the Acquisition. DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. DepoDur is an extended release injectable formulation of morphine indicated for epidural administration for the treatment of pain following major surgery. DepoDur was approved by the FDA in 2004.

Since inception, we have incurred significant operating losses. Our net loss was $18.5 million for the six months ended June 30, 2011, including research and development expenses of $7.9 million. We do not expect our currently marketed products to generate revenue that is sufficient for us to achieve profitability because we expect to continue to incur significant expenses as we advance the development of EXPAREL and our other product candidates, seek FDA approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for their commercial launch. We also expect to incur additional expenses to add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. For us to become and remain profitable, we believe that we must succeed in commercializing EXPAREL or other product candidates with significant market potential.

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

Financial Operations Overview

Revenues

Our revenue that is derived from DepoCyt(e) and DepoDur is comprised of two components: supply revenue and royalties. We manufacture these products, which are then sold to our commercial partners. Supply revenue is derived from a contractual supply price paid to us by our commercial partners. Royalties are recognized as the product is sold by our commercial partners and is typically calculated as a percentage of the net selling price, which is net of discounts, returns, and allowances incurred by our commercial partners. Accordingly, the primary factors that determine our revenues derived from DepoCyt(e) and DepoDur are:

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

•	royalties due to third parties on our revenues;

•	packaging, testing, freight and shipping;

•	the cost of active pharmaceutical ingredients; and

•	overhead costs associated with excess manufacturing capacity, which are charged to cost of revenues as incurred.

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

From the Acquisition date through June 30, 2011, we incurred research and development expenses of $106.6 million, of which $102.9 million is related to the development of EXPAREL. We incurred research and development expenses associated with the development of EXPAREL of $7.8 million for the six months ended June 30, 2011 and $8.8 million for the six months ended June 30, 2010.

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

Other (Expense) Income

Other (expense) income consists of interest income, interest expense, and royalty interest obligation. Interest income consists of interest earned on our cash and cash equivalents, and amortization of discount on a note receivable from one of our commercial partners. Interest expense consists primarily of cash and non-cash interest costs related to our credit facility, our secured and unsecured notes issued to certain of our investors that converted into common stock upon completion of our initial public offering, and negotiated rent deferral payments. Royalty interest obligation consists of our royalty payments made in connection with the amended and restated royalty interests assignment agreement, or the Amended and Restated Royalty Interests Assignment Agreement, with Royalty Securitization Trust I, an affiliate of Paul Capital Advisors, LLC, or Paul Capital.

We record our royalty interest obligation as a liability in our consolidated balance sheets in accordance with ASC 470-10-25, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method. The effective interest rate may vary during the term of the agreement depending on a number of factors including the actual sales of DepoCyt(e) and DepoDur and a significant estimation, performed quarterly, of certain of our future cash flows related to these products during the remaining term of the Amended and Restated Royalty Interests Assignment Agreement which terminates on December 31, 2014. The effect of the change in the estimates is reflected in our consolidated statements of operations as royalty interest obligation within other (expense) income. In addition, such cash flows are subject to foreign exchange movements related to sales of DepoCyt(e) and DepoDur denominated in currencies other than U.S. dollars.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2010

The following table sets forth a summary of our supply revenue, royalties and collaborative licensing and development revenue during the periods indicated:

	Three Months Ended		%	Six Months Ended		%
(000’s)	June 30,		Increase/	June 30,		Increase/
	2011	2010	Decrease	2011	2010	Decrease
DepoCyt(e) (1)
Supply revenue	$1,469	$1,429	3%	$3,185	$4,066	-22%
Royalties	832	687	21%	1,720	1,504	14%

	2,301	2,116	9%	4,905	5,570	-12%

DepoDur (1)
Supply revenue	—	31	-100%	—	317	-100%
Royalties	52	89	-42%	102	166	-39%

	52	120	-57%	102	483	-79%

Total DepoCyt(e) and DepoDur revenue (1)	2,353	2,236	5%	5,007	6,053	-17%
Collaborative licensing and development revenue	1,283	819	57%	2,493	1,786	40%

Total revenues	$3,636	$3,055	19%	$7,500	$7,839	-4%

(1)	Total DepoCyt(e) and DepoDur revenue does not include collaborative licensing and development revenue related to

DepoCyt(e) and DepoDur.

Revenues increased by $0.6 million, or 19%, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to an increase of $0.5 million in collaborative licensing and development revenue and $0.1 million increase in royalties while supply revenue remained constant. The increase in collaborative licensing and development revenue is primarily attributable to activities performed under the agreement with Novo signed in January 2011.

Revenues decreased by $0.3 million, or 4%, in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to a decrease in supply revenue of $1.2 million, partially offset by $0.7 million increase in collaborative licensing and development revenue. The decrease in supply revenue was driven by lower number of lot sales of DepoCyt(e) and DepoDur and reflects the variable nature of product orders from the Company’s commercial partners and our practice of running periodic manufacturing campaigns of several lots at a time to increase manufacturing efficiency, which results in supply revenue not falling uniformly within quarters. The increase in collaborative licensing and development revenue is primarily attributable to the agreement with Novo signed in January 2011.

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
(000’s)	2011	2010	Decrease	2011	2010	Decrease
Total cost of revenues	$3,115	$2,849	9%	$6,781	$6,595	3%

Cost of revenues increased $0.3 million, or 9%, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. The increase is primarily driven by higher maintenance costs related to our manufacturing sites and higher compensation costs including wage increases, bonuses and employer matches, which had not been provided for in 2010. We have excess capacity and we incur a minimum level of infrastructure cost to keep our manufacturing facilities cGMP compliant. The cost of excess capacity was $1.9 million and $1.3 million for the three months ended June 30, 2011 and 2010, respectively.

Cost of revenues increased $0.2 million, or 3%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Cost of supplies was higher in 2011 due to higher maintenance costs and compensation costs as discussed above, including $0.1 million of increased stock-based compensation expense. The impact of fewer lots sold in 2011 versus 2010 was not material because the production cost associated with our existing products DepoDur and DepoCyt(e) is mostly fixed. The cost of excess capacity was $4.1 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
(000’s)	2011	2010	Decrease	2011	2010	Decrease
Research and development	$4,381	$4,596	-5%	$7,893	$9,238	-15%

Research and development expenses decreased by $0.2 million, or 5%, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to lower clinical trial costs related to the close out of our pivotal Phase 3 placebo controlled studies in EXPAREL and NDA preparation costs partially offset by an increase in EXPAREL manufacturing-related costs as well as higher compensation costs, as discussed in the previous section. In the three months ended June 30, 2011 and 2010, research and development expenses attributable to EXPAREL were $4.3 million, or 99%, and $4.2 million, or 91%, of total research and development expenses, respectively.

Research and development expenses decreased by $1.3 million, or 15%, in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to $2.0 million decrease in third party clinical trials costs, to $0.9 million in 2011 from $2.9 million in 2010. This decrease, as mentioned above, is related to lower clinical trial costs related to the close out of our pivotal Phase 3 placebo controlled studies in EXPAREL and NDA preparation costs and was partially offset by $0.4 million in higher process development costs for EXPAREL. In the six months ended June 30, 2011 and 2010, research and development expenses attributable to EXPAREL were $7.8 million, or 99%, and $8.8 million, or 95% of total research and development expenses, respectively. The EXPAREL expenses incurred during the three and six months ended June 30, 2011 primarily include manufacturing-related costs that we expensed prior to regulatory approval of the product. The remaining research and development expenses relate to our other product candidate initiatives including DepoNSAID and DepoMethotrexate.

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
(000’s)	2011	2010	Decrease	2011	2010	Decrease
Selling, general and administrative	$4,671	$1,238	277%	$8,477	$2,254	276%

Selling, general and administrative expenses increased by $3.4 million, or 277%, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due to the following:

•

Selling expenses increased by $2.3 million from $0.1 million at June 30, 2010 to $2.4 million at June 30, 2011 primarily due to the hiring of commercial personnel and activities in anticipation of the commercial launch of EXPAREL; and

•

General and administrative expenses increased by $1.1 million from $1.1 million at June 30, 2010 to $2.2 million at June 30, 2011 due to increased stock-based compensation expense, hiring of additional personnel and expenses associated with being a public company.

Selling, general and administrative expenses increased by $6.2 million, or 276%, in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due to the following:

•

$3.5 million increase in selling expenses from $0.2 million for the six months ended June 30, 2010 to $3.7 million for the six months ended June 30, 2011 due to the hiring of commercial personnel and activities in anticipation of the commercial launch of EXPAREL as mentioned above; and

•

$2.7 million increase in general and administrative expenses from $2.1 million for the six months ended June 30, 2010 to $4.8 million for the six months ended June 30, 2011 primarily due to (i) $1.1 million of stock-based compensation expense recognized in connection with certain stock options becoming exercisable upon the completion of our initial public offering in February 2011, (ii) hiring of additional personnel and (iii) certain expenses associated with public company operations.

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
(000’s)	2011	2010	Decrease	2011	2010	Decrease
Interest income	$37	$38	-3%	$65	$73	-11%
Interest expense	(676)	(887)	-24%	(3,157)	(1,499)	111%
Royalty interest obligation	429	(433)	-199%	118	(605)	-120%
Other, net	(22)	97	-123%	88	73	21%

Total other expense, net	$(232)	$(1,185)	-80%	$(2,886)	$(1,958)	47%

Total other (expense) income, net decreased by $1.0 million, or 80%, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to $0.9 million decrease in the royalty interest obligation due to changes in forecasted sales projections based on recent lower trends. This obligation is due under an agreement, further discussed below in Liquidity and Capital Resources, which provides Paul Capital a right to receive an interest in our product sales relating to Depocyt(e) and DepoDur.

Total other (expense) income, net increased by $0.9 million, or 47%, in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to:

•

$1.7 million increase in interest expense due to (i) $1.5 of million interest expense on the Hercules Note which was established in November 2010, (ii) $1.1 million amortization of the remaining value of the warrants and beneficial conversion feature associated with our 2010 Convertible Notes due to the conversion of the notes into common stock upon closing of our initial public offering in February 2011, partially offset by a $0.8 million decrease in interest expense on secured and convertible notes due to the conversion into common stock; and

•	$0.7 million decrease in the royalty interest obligation due to changes in forecasted sales projections based on recent lower trends.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds of the sale of convertible preferred stock, secured and unsecured notes and borrowings under debt facilities, supply revenue, royalties and collaborative licensing and development revenue. We raised $42.0 million of gross proceeds, and approximately $37.1 million in net proceeds through an initial public offering completed on February 8, 2011. We have generated limited supply revenue and royalties, and we do not anticipate generating any revenues from the sale of EXPAREL, if approved, until at least the fourth quarter of 2011. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2011, we had an accumulated deficit of $155.4 million, cash and cash equivalents and short-term investments of $47.2 million and working capital of $36.1 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated:

	Six Months Ended
(000’s)	June 30,
Consolidated Statement of Cash Flows Data:	2011	2010
Net cash provided by (used in):
Operating activities	$(14,910)	$(12,127)
Investing activities	(21,790)	(1,923)
Financing activities	38,017	19,326

Net increase in cash and cash equivalents	$1,317	$5,276

Operating Activities

During the six months ended June 30, 2011 and 2010, our net cash used in operating activities was $14.9 million and $12.1 million, respectively. The increase in net cash used in operating activities was driven by (i) $1.2 million lower supply sales due to the timing of orders from our commercial partners, (ii) $1.2 million increase in interest paid primarily due to higher debt balances outstanding in 2011 and (iii) higher selling, general and administrative expenses as we prepare for the commercial launch of EXPAREL. This was partially offset by a $1.5 million up-front payment received from our development partner Novo Nordisk and lower research and development expenses due to the closeout of our two pivotal phase 3 clinical trials in EXPAREL.

Investing Activities

During the six months ended June 30, 2011 and 2010, our net cash used in investing activities was $21.8 million and $1.9 million, respectively. In 2011, we invested $19.8 million from the net proceeds of our initial public offering in investment grade commercial paper and corporate bonds with maturities of less than one year. We purchased fixed assets of $2.0 million and $1.9 million during the six months ended June 30, 2011 and 2010, respectively, primarily for the construction of our manufacturing facilities to produce EXPAREL.

Financing Activities

During the six months ended June 30, 2011 and 2010, our net cash provided by financing activities was $38.0 million and $19.3 million, respectively. The net cash provided by financing activities in 2011 was primarily from the issuance of common stock in connection with our initial public offering completed in February 2011. We raised approximately $37.1 million in net proceeds in this offering, after deducting $4.9 million in offering expenses of which $0.9 million was paid prior to December 31, 2010. The net cash provided by financing activities in 2010 was primarily due to the issuance of secured notes of $14.1 million to certain of our existing investors and the borrowing on a new credit facility of $5.6 million.

Debt Facilities

As of June 30, 2011, we had outstanding principal debt of $26.3 million under the Hercules Credit Facility. The Hercules Credit Facility provides for an “interest only period” when no principal amounts are due and payable. The interest only period runs initially from November 24, 2010 through August 31, 2011, but has been extended, at our request, to November 30, 2011. Following the end of the interest only period, the term loan is to be repaid in 33 equal monthly installments of principal and interest beginning on the first business day after the month in which the interest only period ends. As of June 30, 2011, we were in compliance with all covenants under the facility.

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

Future Capital Requirements

As of June 30, 2011, we had cash and cash equivalents and short-term investments of $47.2 million. If we receive FDA approval of EXPAREL, we believe our existing cash and cash equivalents and revenue from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and service our indebtedness through the end of 2011. If we do not receive approval of EXPAREL, we believe that we have sufficient cash to fund us beyond the next 12 months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements. We expect that the net proceeds from the offering will be sufficient for our planned manufacture and commercialization of EXPAREL in the United States. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions.

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2010. There have been no significant changes to our critical accounting policies since December 31, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Presentation of Comprehensive Income.” These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for us) and interim and annual periods thereafter. Early adoption is permitted, and full retrospective application is required. Since this ASU pertains to presentation requirements only, the adoption of this ASU will not have a material impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. Our exposure to market risk is confined to our cash and cash equivalents. As of June 30, 2011, we had cash and cash equivalents and short-term investments of $47.2 million. We do not engage in any hedging activities against changes in interest rates. Because of the short-term maturities of our cash and cash equivalents and short-term investments, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments, but may increase the interest expense associated with our debt.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with the participation of the Company’s management, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

(b)	Changes in Internal Control over Financial Reporting

In connection with our previously disclosed plan to hire additional employees for our finance and audit functions, in the quarter ended June 30, 2011 we hired an Executive Director, Accounting and Reporting and a Senior Manager, Accounting. Other than the foregoing, there were no other significant changes in our internal controls over financial reporting that have, or are reasonably likely to have, a material effect on our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no issuances of unregistered shares of capital stock during the three month period covered by this report, ended June 30, 2011

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

There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC on February 3, 2011. As of June 30, 2011, we invested $19.8 million of the net proceeds into investment grade commercial paper and corporate bonds with maturities of less than one year. The remaining proceeds are currently held in a liquid operating account with a major bank.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. [REMOVED AND RESERVED]

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Executive Chairman of the Board pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.***

*	Filed herewith
**	Furnished herewith
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated: August 11, 2011	/s/ DAVID STACK
David Stack President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2011	/s/ JAMES SCIBETTA
James Scibetta Chief Financial Officer (Principal Financial and Accounting Officer)