Form 10-K
period 2011-12-31
Pacira Pharmaceuticals, Inc.
filed 2012-03-27
CIK 1396814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35060

PACIRA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 100

Parsippany, New Jersey 07054

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of 5,490,450 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, of $12.00 per share as reported on Nasdaq was $65,885,400. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2012, 25,410,791 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

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

Forward-Looking Statements

This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange of 1934 (the “Exchange Act”), including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the company’s plans to develop, manufacture, and commercialize EXPAREL; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e) and DepoDur; the timing of the Company’s anticipated commercial launch of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and the Company’s ability to serve those markets; the Company’s plans to expand the indications of EXPAREL to include nerve block; and our manufacturing, commercialization and marketing capabilities. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including those discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward looking statements as representing the company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

PART I

Item 1.          Business

Overview

We are an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers.

On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL, a liposome injection of bupivacaine, an amide local anesthetic, indicated for single-dose infiltration into the surgical site to produce postsurgical analgesia.

Our clinical data demonstrates that EXPAREL provides analgesia for up to 72 hours post-surgery, compared with approximately eight hours or less for bupivacaine.  Bupivacaine and other shorter acting local anesthetics of the amide type such as mepivacaine and lidocaine are commonly used as the first line of treatment, pre- and post-operatively, of a multimodal postsurgical pain treatment regimen.  Because bupivacaine, mepivacaine and lidocaine last eight hours or less, administration of these local anesthetics is commonly followed by the systemic administration of opioids, such as morphine.  Together, these drugs form the foundation of the multimodal postsurgical pain treatment regimen for the treatment of extended duration pain.  Opioids are associated with a variety of significant adverse events leading to unfavorable hospital economics and healthcare practioners seeking opioid-sparing strategies for their patients.

We believe EXPAREL addresses a significant unmet medical need for a long-acting non-opioid postsurgical analgesic, resulting in simplified postsurgical pain management and reduced opioid consumption, leading to improved patient outcomes and enhanced hospital economics. We estimate there are approximately 39 million opportunities annually in the United States for EXPAREL to be used.

EXPAREL is being launched by certain members of our management team who have successfully launched multiple products in the hospital market.  Our commercial team has executed on a full range of pre-launch activities for EXPAREL including: (i) publications and abstracts for the EXPAREL clinical program efficacy and safety, health outcomes studies, and review articles on postsurgical pain management; (ii) health outcomes studies which provide retrospective and prospective analyses for our hospital customers using their own hospital data to demonstrate the true cost of opioid-based postsurgical pain management; (iii) key opinion leader, or KOL, development programs and advisory boards to address topics of best practice techniques, guidelines and protocols for the use of EXPAREL, educational needs of our physician, pharmacist and registered nurse customers, nerve block clinical studies and additional indications for the future development of EXPAREL and (iv) education initiatives such as center of excellence programs, preceptorship programs, pain protocols and predictive models for enhanced patient care, web-based training and virtual launch programs.

We have developed a sales force entirely dedicated to commercializing EXPAREL comprised of approximately 60 representatives, seven regional managers and a national sales manager.  We have developed this sales force pursuant to a contract with Quintiles Commercial US, Inc., a division of Quintiles, Inc., or Quintiles, and under the terms of this contract we have the flexibility to hire all or a portion of the sales force dedicated to commercializing EXPAREL as full-time employees of Pacira, upon 60 day’s notice to Quintiles. We expect to have successfully resolved the commercial manufacturing challenges for EXPAREL to allow product to be commercially available in April 2012, and we believe that our pre-launch activities including significant personal interactions with our hospital customers, position us for a successful launch of EXPAREL.

EXPAREL consists of bupivacaine encapsulated in DepoFoam, both of which are used in FDA-approved products. DepoFoam, our extended release drug delivery technology, is the basis for our two additional FDA-approved commercial products: DepoCyt(e) and DepoDur, which we manufacture for our commercial partners. DepoFoam-based products have been manufactured for over a decade and have an extensive safety record and regulatory approvals in the United States, European countries and other territories. Bupivacaine, a well-characterized, FDA-approved anesthetic/analgesic, has an established safety profile and over 20 years of use in the United States.

The FDA-approved label for EXPAREL includes a broad label for postsurgical analgesia by local administration into the surgical site, or infiltration, a procedure commonly employing bupivacaine. The approved indication states “EXPAREL is a liposome injection of bupivacaine, an amide local anesthetic, indicated for single-dose infiltration into the surgical site to produce postsurgical analgesia”. We also currently plan to expand the indications of EXPAREL to include nerve block administration, where bupivacaine is also used routinely.

Our current product portfolio and product candidate pipeline is summarized in the table below:

Product(s)/ Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights

EXPAREL	Postsurgical analgesia by infiltration	Approved by FDA	Pacira (worldwide)
	Postsurgical analgesia -nerve block	Phase 2 (completed)	Pacira (worldwide)

DepoCyt(e)	Lymphomatous meningitis	Marketed	Sigma-Tau Pharmaceuticals Mundipharma International

DepoDur	Post-operative pain	Marketed	EKR Therapeutics (1) Flynn Pharmaceuticals

DepoNSAID	Acute pain	Preclinical	Pacira (worldwide)

DepoMethotrexate	Rheumatoid arthritis Oncology	Preclinical Preclinical	Pacira (worldwide) Pacira (worldwide)

(1)  On January 3, 2012, EKR exercised its right to terminate the agreement and delivered a notice of termination.  Pursuant to the terms of the agreement, the termination of the licensing, distribution and marketing agreement will be effective 180 days from the date of the notice or July 1, 2012.

Our Strategy

Our goal is to be a leading specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products principally for use in hospitals and ambulatory surgery centers. We plan to achieve this by:

·                  commercializing EXPAREL in the United States for postsurgical analgesia by infiltration;

·                  building a streamlined commercial organization concentrating on major hospitals and ambulatory surgery centers in the United States and targeting surgeons, anesthesiologists, pharmacists and nurses;

·                  working directly with managed care payers, quality improvement organizations, KOLs in the field of postsurgical pain management and leading influence hospitals with Phase 4 retrospective and prospective trials to demonstrate the economic benefits of EXPAREL;

·                  securing commercial partnerships for EXPAREL in regions outside of the United States;

·                  obtaining FDA approval for nerve block indication for EXPAREL;

·                  manufacturing all our DepoFoam-based products, including EXPAREL, in our current Good Manufacturing Practices, or cGMP, compliant facilities;

·                  continuing to expand our marketed product portfolio through development of additional DepoFoam-based hospital products utilizing a 505(b)(2) strategy, which permits us to rely upon the FDA’s previous findings of safety and effectiveness for an approved product. A 505(b)(2) strategy may not succeed if there are successful challenges to the FDA’s interpretation of Section 505(b)(2); and

·                  continuing research and development partnerships to provide DepoFoam-based products to enhance the duration of action and patient compliance for partner products.

Postsurgical Pain Market Overview

According to Thomson Reuters, roughly 45 million surgical procedures were performed in the United States during the twelve months ending in October 2007.  We estimate there are approximately 39 million opportunities annually in the United States where EXPAREL could be used to improve patient outcomes and enhance hospital economics. Postsurgical pain is a response to tissue damage during surgery that stimulates peripheral nerves, which signal the brain to produce a sensory and psychological response. Numerous studies reveal that the incidence and severity of postsurgical pain is primarily determined by the type of surgery, duration of surgery and the pain treatment choice following surgery. Postsurgical pain is usually the most severe the first few days after the completion of a surgical procedure.

Limitations of Current Therapies for Postsurgical Pain

Substantially all surgical patients experience postsurgical pain, with approximately 50% reporting inadequate pain relief according to certain epidemiological studies. Unrelieved acute pain causes patient suffering and can lead to other health problems, which delays recovery from surgery and may result in higher healthcare costs. According to the Agency for Healthcare Research and Quality, aggressive prevention of pain is better than treatment of pain because, once established, pain is more difficult to suppress. Current multimodal therapy for postsurgical pain includes wound infiltration with local anesthetics combined with the systemic administration of opioid and non-steroidal anti-inflammatory drug, or NSAID, analgesics.

Local Anesthetics

Treatment of postsurgical pain typically begins at the end of surgery, with local anesthetics, such as bupivacaine, administered by local infiltration. Though this infiltration provides a base platform of postsurgical pain management for the patient, efficacy of conventional bupivacaine and other available local anesthetics is limited, lasting approximately eight hours or less. As local infiltration is not practical after the surgery is complete, and as surgical pain is greatest in the first few days after surgery, additional therapeutics are required to manage postsurgical pain.

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

PCA and Elastomeric Bag Systems

Opioids are often administered intravenously through patient controlled analgesia, or PCA, systems in the immediate postsurgical period. The total cost of PCA postsurgical pain management for three days can be up to $500, not including the costs of treating any opioid complications. In an attempt to reduce opioid usage, many hospitals employ elastomeric bag systems designed to deliver bupivacaine to the surgical area through a catheter over a period of time. This effectively extends the duration of bupivacaine in the postsurgical site but has significant shortcomings.

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

Our EXPAREL strategy has four principal elements:

Replace the use of bupivacaine in postsurgical infiltration. Based on our clinical data, EXPAREL:

·                  extends postsurgical analgesia for up to 72 hours, from approximately eight hours or less;

·                  utilizes existing postsurgical infiltration administration techniques;

·                  dilutes easily with saline to reach desired volume;

·                  is a ready-to-use formulation; and

·                  facilitates treatment of both small and large surgical sites.

Become the foundation of a postsurgical pain management regimen in order to reduce and delay opioid usage. Based on the clinical data from our Phase 3 hemorrhoidectomy trial as well as our retrospective health outcomes studies data, EXPAREL:

·                  significantly delays and reduces opioid usage while improving postsurgical pain management:

·                  delays first opioid usage to approximately 14 hours post-surgery, compared to approximately one hour for placebo;

·                  significantly increases the percentage of patients requiring no opioid rescue medication through 72 hours post-surgery, to 28% compared to 10% for placebo;

·                  results in 45% less opioid usage at 72 hours post-surgery compared to placebo; and

·                  increases the percentage of patients who are pain free at 24 hours post-surgery compared to placebo.

Improve patient satisfaction. We believe EXPAREL:

·                  provides effective pain control without the need for expensive and difficult to use delivery technologies which extend the duration of action for bupivacaine, such as elastomeric bags, or opioids administered through patient controlled analgesia, or PCA, when considered as part of a multimodal postsurgical pain regimen with an NSAID and acetaminophen and morphine rescue;

·                  reduces the need for patients to be constrained by elastomeric bags and PCA systems, which are clumsy, difficult to use and may introduce catheter-related issues, including infection;

·                  promotes maintenance of early postsurgical pain management, thereby reducing the time spent in the intensive care unit; and

·                  promotes early ambulation, which potentially reduces the risk of life-threatening blood clots, and allows quicker return of bowel function, thereby leading to a faster switch to oral nutrition and medicine, and thus a faster discharge from the hospital.

Develop and seek approval of EXPAREL for nerve block administration. We believe this additional indication for EXPAREL:

·                  presents a low-risk, low-cost opportunity for clinical development; and

·                  enables us to fully leverage our manufacturing and sales infrastructure.

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

The safety of EXPAREL has been demonstrated in 21 clinical trials consisting of nine Phase 1 trials, seven Phase 2 trials and five Phase 3 trials. EXPAREL was administered to over 1,300 human patients at doses ranging from 10 mg to 750 mg administered by local infiltration into the surgical site, and by subcutaneous, perineural, epidural and intraarticular administration. In all 21 clinical trials, EXPAREL was well tolerated. The most common treatment emergent adverse events in the EXPAREL and placebo groups were nausea and vomiting and occurred with similar frequency across the EXPAREL and placebo groups. No signal of any of the central nervous system or cardiovascular system adverse events typically observed with high doses of bupivacaine has been observed with EXPAREL. We conducted two thorough QTc studies that demonstrated that EXPAREL did not cause significant QTc prolongation (a measure of cardiac safety mandated by the FDA for all new products) even at the highest dose evaluated. No events of destruction of articular cartilage, or chondrolysis, have been reported in any of the EXPAREL trials. EXPAREL did not require dose adjustment in patients with mild to moderate liver impairment.

Pivotal Phase 3 Clinical Trials

Hemorrhoidectomy.  Our pivotal Phase 3 hemorrhoidectomy clinical trial was a multicenter, randomized, double-blind, placebo-controlled trial conducted in 189 patients at 14 sites in Europe. The study enrolled patients 18 years of age or older undergoing a two or three column excisional hemorrhoidectomy under general anesthesia using the Milligan-Morgan technique, a commonly used method for surgically removing hemorrhoids. We studied a 266 mg dose of EXPAREL with a primary endpoint of pain control for up to 72 hours with morphine rescue medication available to both trial groups. Additional endpoints included the proportion of pain-free patients, proportion of patients requiring opioid rescue medication, total opioid usage, time to first use of opioid rescue medication and patient satisfaction.

The 266 mg dose of EXPAREL provided a statistically significant 30% reduction in pain (p<0.0001), as measured by the area under the curve, or AUC, of the NRS-R pain scores at 72 hours and all additional time points measured up to 72 hours. The numeric rating scale at rest score, or the NRS-R, is a commonly used patient reported measurement of pain. Under the NRS-R, severity of pain is measured on a scale from 0 to 10, with 10 representing the worst possible pain. The AUC of the NRS-R pain score represents a sum of the patient’s pain measured at several time points using the NRS-R, from time of surgery to the specified endpoint. A lower number indicates less cumulative pain. The p-value is a measure of probability that the difference between the placebo group and the EXPAREL group is due to chance (e.g., p = 0.01 means that there is a 1% (0.01 = 1.0%) chance that the difference between the placebo group and EXPAREL group is the result of random chance as opposed to the EXPAREL treatment). A p-value less than or equal to 0.05 (0.05 = 5%) is commonly used as a criterion for statistical significance.

Phase 3 Hemorrhoidectomy Clinical Trial: AUC of NRS-R Pain Intensity Scores from Initial Infiltration
Timepoint, EXPAREL Compared to Placebo

In referencing our pivotal Phase 3 hemorrhoidectomy clinical trial, the FDA-approved label EXPAREL noted there was a significant treatment effect for EXPAREL compared to placebo treatment over the first 72 hour period.  In addition, the FDA noted that EXPAREL demonstrated a significant reduction in pain intensity compared to placebo for the first 24 hours.  While the FDA concluded that between 24 and 72 hours after the drug administration there was minimal to no difference between EXPAREL and the placebo treatment group on mean pain intensity, there was an attendant decrease in opiod consumption.

In secondary endpoints, EXPAREL demonstrated efficacy in reducing the use of opioid rescue medication, which was available to both the EXPAREL treatment group and the placebo treatment group. Approximately three times the number of patients in the EXPAREL treatment group avoided opioid rescue medication altogether, and patients in the EXPAREL treatment group showed 45% less opioid usage compared to the placebo treatment group at 72 hours. Opioid-related secondary endpoints included:

·                  Total avoidance of opioid rescue medication.  28% of patients treated with EXPAREL received no postsurgical opioid rescue pain medication through 72 hours post-dose. By contrast only 10% of placebo treated patients avoided all opioid rescue medication through 72 hours, and this difference was statistically significant (p=0.0007);

·                  Reduced total consumption of opioid rescue medication.  The adjusted mean total postsurgical consumption of supplemental opioid pain medication was 45% lower in patients treated with EXPAREL compared to the placebo treatment group through 72 hours (p=0.0006) post-dose; and

·                  Delayed use of opioid rescue medication.  EXPAREL delayed the median time to first opioid use from approximately one hour in the placebo treatment group to approximately 14 hours in the EXPAREL treatment group and this difference was statistically significant (p<0.0001). At 14 hours post-surgery compared to one hour post-surgery, patients substantially recovered from the effects of surgical anesthesia and were able to tolerate oral opioids and required less intensive monitoring.

In addition to the reduced usage of opioids compared to patients receiving placebo, secondary endpoints also demonstrated that patients in the EXPAREL treatment group had higher satisfaction scores and more were pain free compared to those in the placebo treatment group.

·                  More pain free patients.  A greater percentage of patients treated with EXPAREL were pain free compared to the placebo treatment group, and the difference reached statistical significance at all times up to and through 24 hours post-dose (p=0.0448); and

·                  Improved patient satisfaction.  A greater percentage of patients treated with EXPAREL were “extremely satisfied” compared to the placebo treatment group, and the difference was statistically significant (p=0.0007) at 24 and 72 hours post-dose.

We believe that this combination of reduced opioid usage and continuous and extended postsurgical pain management highlights the efficacy of EXPAREL and its ability to be used as a part of a multimodal, opioid-sparing postsurgical pain management strategy.

Bunionectomy.  Our pivotal Phase 3 bunionectomy clinical trial was a multicenter, randomized, double-blind, placebo-controlled trial conducted in 193 patients at four sites in the United States. The study enrolled patients 18 years of age or older undergoing a bunionectomy. We studied a 106 mg dose of EXPAREL with a primary endpoint of pain control at 24 hours, the critical period for postsurgical pain management in bunionectomy, with opioid rescue medication available to both trial groups. EXPAREL provided a statistically significant reduction in pain, as measured by the AUC of the NRS-R pain scores at 24 hours (p=0.0005). This reduction was also statistically significant at 36 hours.

EXPAREL also achieved statistical significance in secondary endpoints related to pain measurement and the use of opioid rescue medication, which was available to both patients in the EXPAREL treatment group and the placebo treatment group, including:

·                  Total avoidance of opioid rescue medication.  The difference between treatment groups in the percentage of patients who received opioid rescue pain medication was statistically significant, favoring the group treated with EXPAREL compared to the placebo treatment group through 12 hours (p=0.0003) and 24 hours (p=0.0404);

·                  Delayed use of opioid rescue medication.  EXPAREL delayed the median time before first opioid use compared to the placebo treatment group and this difference was statistically significant (p<0.0001); and

·                  More pain free patients.  A statistically significant increase in the percentage of pain free patients was observed between treatment groups, favoring the group treated with EXPAREL compared to the placebo treatment group at 2 hours (p=0.0019), 4 hours (p=0.0002), 8 hours (p=0.0078) and 48 hours (p=0.0153) post-dose. The difference between groups was not statistically significant at 24 hours post-dose.

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

EXPAREL Health Economic Benefits

In addition to being efficacious and safe, we believe that EXPAREL provides health economic benefits that play an important role in formulary decision making and these health economic benefits are an often over-looked factor in planning for the commercial success of a pharmaceutical product. Several members of our management team have extensive experience applying health economic outcomes research to support the launch of successful commercial products. Our strategy is to work directly with our hospital customers, group purchasing organizations, integrated health networks, quality improvement organizations, KOLs in the field of postsurgical pain management and leading influence hospitals and to provide them with retrospective and prospective studies to demonstrate the economic benefits of EXPAREL.

EXPAREL is designed as a single postsurgical injection intended to replace the current use of clumsy and expensive PCA systems and elastomeric bag systems, reduce the consumption of opioids, and their related side effects, and reduce the length of stay in the hospital, all factors that negatively impact patient outcomes and hospital economics.

In our Phase 2 hemorrhoidectomy trial which was performed in a multimodal design where patients were randomized to bupivacaine or EXPAREL with all patients receiving ketorolac, acetaminophen and opioid rescue the EXPAREL patients experienced:

·                  a 47% reduction in pain;

·                  66% less opioid usage at 72 hours post-surgery compared to bupivacaine; and

·                  delayed first opioid usage to approximately 19 hours post-surgery, compared to approximately eight hours or less for bupivacaine (p < 0.0049).

In our Retrospective Health Outcomes programs being conducted by our hospital customer groups utilizing their own data, they have found that the use of opioids for postsurgical pain control is a significant driver of hospital resource consumption including length of stay, or LOS.

We intend to expand upon the results of this Phase 2 hemorrhoidectomy trial with commercial Phase 4 retrospective and prospective studies designed to confirm that the administration of EXPAREL in the surgical setting improves patient outcomes while consuming fewer resources. We have conducted several retrospective studies working with our hospital customers, integrated health networks and group purchasing organizations which demonstrate that the use of opioid postsurgical pain control is a significant driver of inappropriate resource utilization, including extending LOS. We have developed and will continue to develop publications, abstracts, clinical pharmacology newsletters and meeting presentations that demonstrate the value of EXPAREL as the foundation for effective multimodal postsurgical pain management. We are currently initiating a series of prospective trials with our hospital customers to demonstrate how the use of EXPAREL, to replace morphine (opioid) PCA, improves the quality of care by reducing morphine adverse events and enhances hospital economics by reducing inappropriate resource consumption including length of stay.  In addition, we plan to develop new treatment protocols for postsurgical pain management overall and in specific patient populations who are known to be most problematic with the use of opioids for postsurgical pain control. By providing models which are predictive for patients likely to be resource consumption and length of stay outliers, we can work with our hospital customers to improve patient care and enhance hospital economics.

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

EXPAREL Regulatory Plan

The NDA for EXPAREL was approved on October 28, 2011, using a 505(b)(2) application. The initial FDA approval of EXPAREL is for single-dose infiltration into the surgical site to produce postsurgical analgesia.

EXPAREL consists of bupivacaine encapsulated in DepoFoam, both of which are used in FDA-approved products:

·                  Bupivacaine, a well-characterized generic anesthetic/analgesic, has an established safety profile and over 20 years of use in the United States.

·                  DepoFoam, modified to meet the requirements of each product, is used to extend the release of the active drug substances in the marketed products DepoCyt(e) and DepoDur.

The FDA, as a condition of the EXPAREL approval, has required us to study EXPAREL in pediatric patients. We have agreed to a trial timeline where, over several years, we will study pediatric patient populations in descending order starting with 12 — 18 year olds and ending with children under two years of age.

Additional Indications

We are pursuing several additional indications for EXPAREL and expect to submit a supplemental NDA, or sNDA, for nerve block administration. We believe that this additional indication for EXPAREL presents a low-risk, low-cost opportunity for clinical development and will allow us to fully leverage our manufacturing and commercial infrastructure.

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

Sales and Marketing

We have hired a marketing team and, through our relationship with Quintiles, have built our sales organization to commercialize EXPAREL and our product candidates in the United States.  We intend to out-license commercialization rights for other territories. Our goal is to retain significant control over the development process and commercial execution for our product candidates, while participating in a meaningful way in the economics of all products that we bring to the market.

The members of our management team who are leading the commercialization of EXPAREL have successfully launched multiple products in the hospital market, including Rocephin, Versed, Zantac IV and Angiomax. We have developed our commercialization strategy with the input of KOLs in the field of postsurgical pain management as well as healthcare practitioner and quality improvement organizations.

Our commercial team has executed on a full range of prelaunch activities for EXPAREL, including:

·                  preparing publications and abstracts for the EXPAREL clinical program efficacy and safety, health outcomes program and review articles on pain management;

·                  conducting Health Outcomes Studies which provide retrospective and prospective analyses for our hospital customers using their own hospital data to demonstrate the true cost of opioid-based postsurgical pain control;

·                  participating in KOL development programs and advisory boards to address topics of best practice techniques, guidelines and protocols for the use of EXPAREL, educational needs of our physician, pharmacist and registered nurse customers, nerve block clinical studies and additional indications for the future development of EXPAREL; and

·                  undertaking education initiatives such as center of excellence programs, preceptorship programs, pain protocols and predictive models for enhanced patient care, web-based training and virtual launch programs.

We believe that all of these programs and personal interactions with our hospital customers will position Pacira and EXPAREL for a successful launch in April of 2012.  We expect to have three key focuses for our launch strategy:

·                  Plastic Surgery - we will focus on breast augmentation and abdominoplasty, or tummy tuck, procedures since these procedures are predominately performed outside of the hospital environment and do not require formulary approval, are typically a cash market and the plastic surgeons have been most interested in providing long term non-opioid pain control.

·                  Replacing Elastomeric Bags — these bags are typically filled with bupivacaine and the drug is dripped through a catheter which is inserted directly into the surgical site.  In addition to being clumsy and difficult to use there have been a number of safety issues associated with the use of these bags.  We have support from the pharmacy community to replace these bags with a single postsurgical injection of EXPAREL based on safety, patient compliance, ease of use and cost.

·                  Abdominal and peri-anal soft tissue surgery such as cholycystectomy, colectomy, hysterectomy, herniorophy, hemorrhoidectomy, prostatectomy and ileostomy reversal.  This strategy allows our sales force to focus on colorectal surgeons, general surgeons and OBGYNs.  Our focus will be to replace the current use of elastomeric bags and opioid PCA to improve patient outcomes and enhance hospital economics.

We have, through our relationship with Quintiles, outsourced our national sales director and seven regional sales directors and have built our dedicated field sales force, consisting of approximately 60 representatives. With 70 dedicated directors and representatives we can cover approximately 81% of the markets of interest for the launch of EXPAREL. Within three years of launch we expect to have approximately 80 representatives, which we estimate can effectively cover our hospital and ambulatory surgery customers in the United States.  We believe a typical sales representative focused on office-based healthcare practitioners can effectively reach five to seven healthcare practitioners per day; whereas, a typical hospital-focused sales representative can reach many more healthcare practitioners. Notably, a hospital-focused sales representative faces significantly less travel time between sales calls and less wait time in healthcare practitioner offices as a large number of prescribers can be found in a single location. Our sales force is supported by our current marketing team as well as teams of healthcare professionals who support our formulary approval and customer education initiatives.

The target audience for EXPAREL is healthcare practitioners who influence pain management decisions, including surgeons, anesthesiologists, pharmacists and nurses. Our commercial sales force will focus on reaching the top 1,000 U.S. hospitals performing surgical procedures (based on Thomson Reuters benchmark obstetrician and gynecological, general and orthopedic surgical procedures performed within these hospitals), which represent approximately 81% of the hospital market opportunity for EXPAREL. If we obtain regulatory approvals for additional indications for EXPAREL and our product candidates, our targeted audience may change to reflect new market opportunities.

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

Our DepoFoam formulation provides several technical, regulatory and commercial advantages over competitive technologies, including:

·                  Convenience.  Our DepoFoam products are ready to use and do not require reconstitution or mixing with another solution, and can be used with patient-friendly narrow gauge needles and pen systems;

·                  Multiple regulatory precedents.  Our DepoFoam products, DepoCyt(e) and DepoDur, have been approved in the United States and Europe, making regulatory authorities familiar with our DepoFoam technology;

·                  Extensive safety history.  Our DepoFoam products have over ten years of safety data as DepoCyt(e) has been sold in the United States since 1999;

·                  Administration into privileged sites.  Our DepoFoam products are approved for epidural administration (DepoDur) and intrathecal injection (DepoCyt(e)) and in the future we may study them for potential use for intraocular and intratumoral administration;

·                  Proven manufacturing capabilities.  We continue to make DepoFoam-based products in our cGMP facilities as we prepare for the launch of EXPAREL;

·                  Flexible time release.  Encapsulated drug releases over a desired period of time, from 1 to 30 days;

·                  Favorable pharmacokinetics.  Decrease in adverse events associated with high peak blood levels, thereby improving the utility of the product;

·                  Shortened development timeline.  Does not alter the native molecule, potentially enabling the filing of a 505(b)(2) application; and

·                  Aseptic manufacturing and filling.  Enables use with proteins, peptides, nucleic acids, vaccines and small molecules.

Other Products

Depocyt(e)

DepoCyt(e) is a sustained-release liposomal formulation of the chemotherapeutic agent cytarabine utilizing our DepoFoam technology. Depocyt(e) is indicated for the intrathecal treatment of lymphomatous meningitis, a life-threatening complication of lymphoma, a cancer of the immune system. Lymphomatous meningitis can be controlled with conventional cytarabine, but because of the drug’s short half-life, a spinal injection is required twice per week, whereas DepoCyt(e) is dosed once every two weeks in an outpatient setting. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We received revenue from DepoCyt(e) of $10.4 million from our commercial partners in 2011.

DepoDur

DepoDur is an extended-release injectable formulation of morphine utilizing our DepoFoam technology. DepoDur is indicated for epidural administration for the treatment of pain following major surgery. DepoDur is designed to provide effective pain relief of up to 48 hours and has demonstrated improved patient mobility and freedom from indwelling catheters. DepoDur was approved by the FDA in 2004. We received revenue from DepoDur of $0.2 million from our commercial partners in 2011. We expect revenues from DepoDur to decrease in the future due to the upcoming termination of our licensing, distribution and marketing agreement with EKR in July 2012.

Product Candidates

DepoNSAID

Our preclinical product candidates, extended release formulations of NSAIDs, are designed to provide the benefits of injectable NSAIDs with a prolonged duration of action in order to improve patient care and ease of use in the acute pain environment. Currently available injectable systemic products provide a four to six hour duration of action. We believe that there is an unmet medical need for a product which could provide a local infiltration since the mode of action for NSAIDs is by local activity.  A product developed for local infiltration should provide pain relief with a much lower dose of NSAID and potentially avoid the side effects commonly associated with the systemic use of these agents.  We have DepoFoam formulations for several NSAIDs, and we expect to select a lead product candidate in 2012.

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

Commercial Partners and Agreements

SkyePharma

In connection with the stock purchase agreement related to the Acquisition, we agreed to pay SkyePharma Holdings, Inc., or SPHI, specified contingent milestone payments related to EXPAREL sales. Additionally, we agreed to pay to SPHI a 3% royalty of our sales of EXPAREL in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain. Such obligations to make contingent milestone payments and royalties will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products.

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

Sigma-Tau Pharmaceuticals

In December 2002, we entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc. regarding the sale of DepoCyt. Pursuant to the agreement, Enzon was appointed the exclusive distributor of DepoCyt in the United States and Canada for a ten year term. In January 2010, Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, acquired the rights to sell DepoCyt from Enzon Pharmaceuticals for the United States and Canada. Under the supply and distribution agreement, we supply unlabeled DepoCyt vials to Sigma-Tau for finished packaging. Under these agreements, we receive a fixed payment for manufacturing the vials of DepoCyt and an additional royalty payment, if Sigma-Tau’s quarterly net sales exceed a certain amount, which brings total payments in the thirty percent range on sales by Sigma-Tau in the United States and Canada.

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

Under the agreement, as amended, and a separate supply agreement, we receive a fixed payment for manufacturing the vials of DepoCyte, as well as a royalty in addition to the fixed sum per vial supplied to Mundipharma, if Mundipharma’s quarterly net sales exceed a certain amount, and a mid single-digit royalty on all annual sales exceeding a certain amount. We are also entitled to receive up to €10 million in milestone payments from Mundipharma upon the achievement by Mundipharma of certain milestone events, of which we have already received €2.5 million and we do not expect to receive the remaining €7.5 million.

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

EKR Therapeutics Inc.

In August 2007, we entered into a licensing, distribution and marketing agreement with EKR Therapeutics, Inc., or EKR, granting them exclusive distribution rights to DepoDur in North America, South America and Central America. Under this agreement, as amended, we received nonrefundable license fees of $5.0 million upon execution of the agreement in August 2007, $5.0 million in 2008, and $5.0 million in 2009. At the time we entered into the agreement we had the right to receive aggregate milestone payments of up to $20 million, but we do not expect any additional milestone payments under the agreement.

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

On January 3, 2012, EKR exercised its right to terminate the agreement and delivered a notice of termination.  Pursuant to the terms of the agreement, the termination of the licensing, distribution and marketing agreement will be effective 180 days from the date of the notice or July 1, 2012.  Pursuant to the terms of the agreement the associated supply agreement will also terminate concurrently with the termination of the agreement.  In connection with the termination of the agreement, we currently expect that EKR will transfer the New Drug Application for DepoDur back to us, per the terms of the agreement.

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

Novo Nordisk

In January 2011, we entered into an agreement with Novo Nordisk A/S, or Novo, pursuant to which we granted non-exclusive rights to Novo under certain of our patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using our DepoFoam drug delivery technology. Under this agreement, we agreed to undertake specified development and technology transfer activities and to manufacture pre-clinical and certain clinical supplies of such DepoFoam formulated Novo product until the completion of such technology transfer activities. Novo is obligated to pay for all costs incurred by us in conducting such development, manufacturing and technology transfer activities. We are also entitled to receive single-digit royalties on sales of such Novo product for up to twelve years following the first commercial sale of such Novo product. In addition, we are entitled to receive up to $24.0 million in milestone payments based on achievement of specified development events, and up to an additional $20.0 million in milestone payments based on sales of such Novo product exceeding specified amounts. In connection with the Novo agreement, we received a one-time upfront payment of $1.5 million in January 2011 and a milestone payment of $2.0 million in November 2011.  Each party has the right to terminate the agreement for an uncured material breach by the other party or in connection with the other party’s bankruptcy or similar event. In addition, Novo has the right to terminate the agreement for convenience at any time upon sixty (60) days notice prior to commercialization of such Novo product and upon ninety (90) days notice thereafter, subject to Novo’s payment of a specified termination fee if, after initiation of the technology transfer but prior to commercialization, Novo terminates the agreement other than for certain specified reasons. We also have the right to terminate the agreement if (1) Novo decides to discontinue or terminate the development or commercialization of such Novo product, (2) such Novo product no longer has regulatory approval in any market, or (3) Novo or any of its affiliates or sublicensees of such Novo product challenges the validity or enforceability of any of the licensed patents.

Paul Capital

On March 23, 2007, we entered into an amended and restated royalty interests assignment agreement with Paul Capital Advisors LLC, or Paul Capital, pursuant to which we assigned to Paul Capital the right to receive a portion of our royalty payments from DepoCyt(e) and DepoDur. The original agreement was entered into prior to the Acquisition by SPHI, which we refer to as  the Predecessor in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Royalty Interests Assignment Agreement” and “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements—Under our financing arrangement with Paul Capital, upon the occurrence of certain events, Paul Capital may require us to repurchase the right to receive royalty payments that we assigned to it, or may foreclose on certain assets that secure our obligations to Paul Capital. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right or any foreclosure by Paul Capital would adversely affect our results of operations and our financial condition.”

Feasibility Agreements with Third Parties

In the ordinary course of our business activities, we enter into feasibility agreements with third parties who desire access to our proprietary DepoFoam technology to conduct research, feasibility and formulation work. Under these agreements, we are compensated to perform feasibility testing on a third-party product to determine the likelihood of developing a successful formulation of that product using our proprietary DepoFoam technology. If successful in the feasibility stage, these programs can advance to a full development contract. Currently, we are actively engaged in two feasibility assessments for third parties.

Manufacturing

We manufacture DepoCyt(e) and DepoDur for our various commercial partners. We also manufacture all of our clinical and commercial supplies of EXPAREL. We manufacture our products in two manufacturing facilities. These facilities are designated as Building 1 and Building 6 and are located within two miles of each other on two separate and distinct sites in San Diego, California. Both of our facilities are inspected regularly and approved for pharmaceutical manufacturing by the FDA, the European Medicines Agency, or the EMA, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, the Drug Enforcement Administration, or the DEA, and the Environmental Protection Agency, or the EPA.

We purchase raw materials and components from third party suppliers in order to manufacture EXPAREL. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our drug candidates. We also purchase raw materials and equipment from third party suppliers, for the manufacture of DepoCyt(e) and DepoDur. While we have not experienced shortages of our raw materials in the past, such suppliers may not sell these raw materials to us at the times we need them or on commercially reasonable terms and we do not have any control over the process or timing of the acquisition of these raw materials from our suppliers.

We provide DepoCyt(e) and DepoDur to our commercial partners on a set cost basis as established by each specific licensing and supply contract. All manufacturing of products, initial product release and stability testing are conducted by us in accordance with cGMP.

Building 1 is an approximately 80,000 square foot concrete structure located on a five acre site. It was custom built as a pharmaceutical R&D and manufacturing facility in August 1995. Activities in this facility include the manufacture of EXPAREL bulk pharmaceutical product candidate in a dedicated production line and its fill/finish into vials, the manufacture of the DepoDur bulk commercial pharmaceutical product, microbiological and quality control testing, product storage, development of analytical methods, research and development, the coordination of clinical and regulatory functions, and general administrative functions. We are renovating the dedicated EXPAREL production line to expand its capacity. This production line is designed to meet forecasted market demands after the initial commercial launch of EXPAREL. We have current plans to further expand our manufacturing capacity to meet future demand of EXPAREL.

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

Due to commercial manufacturing challenges relating to EXPAREL, we previously revised our estimate for product availability from January 2012 to April 2012.  We believe we have now addressed these commercial manufacturing challenges that affected our ability to commercially produce EXPAREL.  As a result, we currently expect that we will have an appropriate commercial supply of EXPAREL to support anticipated demand for the product following our commercial launch scheduled for April 2012.

Intellectual Property and Exclusivity

We seek to protect our product candidates and our technology through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.

Patents and Patent Applications

We seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2011, there are over 15 families of patents and patent applications relating to various aspects of the DepoFoam delivery technology. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These patents generally have a term of 20 years from the date of the nonprovisional filing unless referring to an earlier filed application. Some of our U.S. patents have a term from 17 years from the grant date. Our issued patents expire at various dates in the future, with the last currently issued patent expiring in 2019. All of these patent families are assigned solely to us, with the exception of one family relating to DepoFoam formulations of insulin-like growth factor I, which is jointly assigned to us and Novartis Vaccines and Diagnostics, Inc. (formerly Chiron Corporation). In addition, two patents have been filed within the last year relating to either DepoFoam-based products or processes for making DepoFoam.

In regard to patents providing protection for EXPAREL, issued patents in the United States relating to the composition of the product candidate and methods for modifying the rate of drug release of the product candidate expire in November 2013 and January 2017, respectively. Pending U.S. applications relating to the composition of the product candidate and the process for making the product candidate, if granted, would expire in September 2018 and November 2018, respectively. In Europe, granted patents related to the composition of the product candidate expire in November 2014 and September 2018. Pending applications in Europe relating to methods of modifying the rate of drug release of the product candidate and the process for making the product candidate, if granted, would expire in January 2018 and November 2018, respectively. In April 2010, a provisional patent was filed relating to a new process to manufacture EXPAREL and other DepoFoam-based products. The process offers many advantages to the current process, including larger scale production and lower manufacturing costs. In April 2011, we filed a non-provisional patent application which, if granted, could prevent others from using this process until 2031. Furthermore, a non-exclusively licensed patent of ours relating to EXPAREL was allowed in Europe with an expiration date in October 2021 and was extended in the United States until October 2023.

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

EXPAREL is competing with elastomeric pump/catheter devices intended to provide bupivacaine over several days. I-FLOW Corporation (acquired by Kimberly-Clark Corporation in 2009) has marketed these medical devices in the United States since 2004.  In addition, we anticipate EXPAREL will compete with currently marketed bupivacaine and opioid analgesics such as morphine.

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

New Drug Applications

Generally, the FDA must approve any new drug before marketing of the drug occurs in the United States. This process generally involves:

·                  completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;

·                  submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin in the United States;

·                  approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

·                  performance of human clinical trials, including adequate and well-controlled clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each intended use;

·                  submission of an NDA to the FDA;

·                  satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing facility or facilities to assess compliance with the FDA’s cGMP regulations, and to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, quality and purity;

·                  satisfactory completion of an FDA advisory committee review, if applicable; and

·                  approval by the FDA of the NDA.

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

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. For purposes of an NDA submission and approval, typically, the conduct of human clinical trials occurs in the following three pre-market sequential phases, which may overlap:

·                  Phase 1:  sponsors initially conduct clinical trials in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients.

·                  Phase 2:  sponsors conduct clinical trials generally in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Sponsors may conduct multiple Phase 2 clinical trials to obtain information prior to beginning larger and more extensive Phase 3 clinical trials.

·                  Phase 3:  these include expanded controlled and uncontrolled trials, including pivotal clinical trials. When Phase 2 evaluations suggest the effectiveness of a dose range of the product and acceptability of such product’s safety profile, sponsors undertake Phase 3 clinical trials in larger patient populations to obtain additional information needed to evaluate the overall benefit and risk balance of the drug and to provide an adequate basis to develop labeling.

In addition, sponsors may elect to conduct, or be required by the FDA to conduct, Phase 4 clinical trials to further assess the drug’s safety or effectiveness after NDA approval. Such post approval trials are typically referred to as Phase 4 clinical trials.

Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things. In addition, 505(b)(2) applications must contain a patent certification for each patent listed in FDA’s “Orange Book” that covers the drug referenced in the application and upon which the third-party studies were conducted. For some drugs, the FDA may require risk evaluation and mitigation strategies, or REMS, which could include medication guides, physician communication plans, or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Upon receipt, the FDA has 60 days to determine whether the NDA is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established timeframes. Under PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review cycle in six months. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs within a ten-month timeframe.  These timeframes may change in October 2012 after the expected reauthorization of PDUFA.  Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, negotiations regarding REMS, or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.

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

If after approval the FDA determines that the product does not meet applicable regulatory requirements or poses unacceptable safety risks, the FDA may take other regulatory actions, including initiating suspension or withdrawal of the NDA approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

·                  restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

·                  fines, warning letters or holds on post-approval clinical trials;

·                  refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

·                  product seizure or detention, or refusal to permit the import or export of products; or

·                  injunctions or the imposition of civil or criminal penalties.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential abuse liability and Schedule V substances the lowest potential abuse liability, relative to other controlled substances. DepoDur, a sustained-release injectable morphine sulfate, is listed as a Schedule II controlled substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use is subject to a high degree of regulation. For example, generally, all Schedule II drug prescriptions must be signed by a physician, physically presented to a pharmacist and may not be refilled without a new prescription.

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

For example, in the EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of marketing authorizations:

·                  The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

·                  National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA (the Reference Member State or RMS), this National MA can be recognized in other Member States (the Concerned Member States or CMS) through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the CMS for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e. in the RMS and the CMS). If one or more CMS raise objections based on a potential serious risk to public health, the application is referred to the Coordination group for mutual recognition and decentralized procedure for human medicinal products (the CMDh), which is composed of representatives of the EEA Member States. If a consensus cannot be reached within the CMDh the matters is referred for arbitration to the CHMP, which can reach a final decision binding on all EEA Member States. A similar process applies to disputes between the RMS and the CMS in the Mutual Recognition Procedure.

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

Third Party Payer Coverage and Reimbursement

The commercial success of our products and product candidates will depend, in part, upon the availability of coverage and reimbursement from third-party payers at the federal, state and private levels. Government payer programs, including Medicare and Medicaid, private health care insurance companies and managed care plans may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy is not medically appropriate or necessary. Also, third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment, which could impact our ability to sell our products at a price level high enough to realize an appropriate return on our investment.

For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates owed to states by pharmaceutical manufacturers for covered outpatient drugs. The Health Reform Law also established a new Medicare Part D coverage gap discount program, in which drug manufacturers must provide 50% point-of-sale discounts on products covered under Part D beginning in 2011. Further, also beginning in 2011, the new law imposed a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. A number of states have challenged the constitutionality of certain provisions of the Health Care Reform Law, and the Supreme Court is expected to rule on these issues.  Congress has also proposed a number of legislative initiatives, including possible repeal of the Health Care Reform Law.  At this time, it remains unclear whether there will be any changes made to the Health Care Reform Law, whether to certain provisions or its entirety. In addition, some details of the Health Care Reform Law are yet to be determined, as applicable federal and state agencies must issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted, , which could result in reductions in Medicare payments to providers. The full impact on our business of these legislative actions is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products.

The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

·                  changing Medicare reimbursement methodologies;

·                  fluctuating decisions on which drugs to include in formularies;

·                  revising covered outpatient drug rebate calculations under the Medicaid program; and

·                  reforming drug importation laws.

Some third-party payers also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies or place limits on the amount of reimbursment. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate at a reasonable return on investment

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers, that an adequate level or reimbursement will be available so that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

Marketing/Data Exclusivity

The FDA may grant three or five years of marketing exclusivity in the United States for the approval of new or supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity in the United States is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or non-patent exclusivity period for which the drug product is eligible. Based on our clinical trial program for EXPAREL, FDA granted three years of marketing exclusivity to EXPAREL, which expires on October 28, 2014.

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

Healthcare Fraud and Abuse Laws

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the offer,  payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of products regulated by the FDA and reimbursed by federal healthcare programs, such as us, and to hospitals, physicians and other potential purchasers of such products.

In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provides that the federal government may assert that a reimbursement claim for items or services resulting from a violation of 42 U.S.C. § 1320a-7b constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes a penalty of $5000 against any person who is determined to have presented or caused to be presented claims to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult.

Recognizing that the federal Anti-Kickback Statute is broad and may prohibit innocuous or beneficial arrangements within the healthcare industry, the statute establishes certain exemptions from the statutory prohibition and authorizes additional exemptions by regulation.  Pursuant to this authority the U.S. Department of Health and Human Services’ Office of Inspector General, or OIG, issued regulations in July of 1991, and periodically since that time, which the OIG refers to as “safe harbors.”

These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure pharmaceutical companies, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG or federal prosecutors. Additionally, there are certain statutory exceptions to the federal Anti-Kickback Statute, one or more of which could be used to protect a business arrangement, although we understand that OIG is of the view that an arrangement that does not meet the requirements of a regulatory safe harbor does not satisfy the corresponding statutory exception, if any, under the federal Anti-Kickback Statute.

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

In addition, under California law, pharmaceutical companies must adopt a comprehensive compliance program that is in accordance with both the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers, or OIG Guidance, and the Pharmaceutical Research and Manufacturers of America Code on Interactions with Healthcare Professionals, or the PhRMA Code. The PhRMA Code seeks to promote transparency in relationships between health care professionals and the pharmaceutical industry and to ensure that pharmaceutical marketing activities comport with the highest ethical standards. The PhRMA Code contains strict limitations on certain interactions between health care professionals and the pharmaceutical industry relating to gifts, meals, entertainment and speaker programs, among others. Also, certain states, such as Massachusetts, Minnesota, Vermont and others, have imposed restrictions on the types of interactions that pharmaceutical and medical device companies or their agents (e.g., sales representatives) may have with health care professionals, including bans or strict limitations on the provision of meals, entertainment, hospitality, travel and lodging expenses, and other financial support, including funding for continuing medical education activities.

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

Environmental Matters

Our research and development processes and our manufacturing processes involve the controlled use of hazardous materials, chemicals and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material. While we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.

Employees

As of December 31, 2011, we employed 133 employees, of which 131 were full-time employees. All of our employees are located in the United States. None of our employees are represented by a labor union, and we consider our current employee relations to be good.

Facilities

We maintain our headquarters, containing executive, commercial, business development and administrative activities, in Parsippany, New Jersey, where we occupy approximately 13,000 square feet under a lease expiring in July 2017. In addition, our research and development and manufacturing facilities are located in San Diego, California, where we occupy two facilities totaling approximately 102,000 square feet under leases expiring in July 2015.

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

Available Information

We file reports and other information with the SEC as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can find, copy and inspect information we file at the SEC’s public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC’s public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov.  In addition, we make available free of charge through our website (http://www.pacira.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us. The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.

Corporate Information

We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. Our principal executive offices are located at 5 Sylvan Way, Suite 100, Parsippany, New Jersey 07054, and our telephone number is (973) 254-3560.

Pacira®, DepoFoam®, DepoCyt® (U.S. registration), DepoCyte® (EU registration), DepoDur®, EXPAREL®, the Pacira logo and other trademarks or service marks of Pacira appearing in this prospectus are the property of Pacira. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.

Item 1A.	Risk Factors

In addition to the other information in this Annual Report on Form 10-K, any of the factors set forth below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our common stock may decline due to these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1.

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

We plan to commercially launch EXPAREL in April of 2012, but our ability to effectively commercialize and generate revenues from EXPAREL will depend on our ability to:

·                  create market demand for EXPAREL through our marketing and sales activities, and any other arrangements to promote this product we may later establish;

·                  train, deploy and support a qualified sales force which will be developed on a contract basis with Quintiles;

·                  secure formulary approvals for EXPAREL at a substantial number of targeted hospitals;

·                  manufacture EXPAREL in sufficient quantities in compliance with requirements of the FDA and similar foreign regulatory agencies and at acceptable quality and pricing levels in order to meet commercial demand;

·                  implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

·                  receive adequate levels of coverage and reimbursement for EXPAREL from commercial health plans and governmental health programs;

·                  maintain compliance with regulatory requirements;

·                  ensure that our entire supply chain for EXPAREL efficiently and consistently delivers EXPAREL to our customers; and

·                  maintain and defend our patent protection and regulatory exclusivity for EXPAREL.

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

If EXPAREL does not achieve broad market acceptance, the revenues that we generate from its sales will be limited. The degree of market acceptance of EXPAREL will also depend on a number of other factors, including:

·                  changes in the standard of care for the targeted indications for EXPAREL, which could reduce the marketing impact of any claims that we could make following FDA approval;

·                  the relative convenience and ease of administration of EXPAREL;

·                  the prevalence and severity of adverse events associated with EXPAREL;

·                  cost of treatment versus economic and clinical benefit in relation to alternative treatments;

·                  the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payers, and by government healthcare programs, including Medicare and Medicaid;

·                  the extent and strength of our marketing and distribution of EXPAREL;

·                  the safety, efficacy and other potential advantages over, and availability of, alternative treatments, including, in the case of EXPAREL, a number of products already used to treat pain in the hospital setting; and

·                  distribution and use restrictions imposed by the FDA or to which we agree as part of a mandatory risk evaluation and mitigation strategy or voluntary risk management plan.

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

Distribution of our DepoFoam-based products, including EXPAREL, requires cold-chain distribution provided by third parties, whereby the product must be maintained between specified temperatures. We and our partners have utilized similar cold-chain processes for DepoCyt(e) and DepoDur. If a problem occurs in our cold-chain distribution processes, whether through our failure to maintain our products or product candidates between specified temperatures or because of a failure of one of our distributors or partners to maintain the temperature of the products or product candidates, the product or product candidate could be adulterated and rendered unusable. We have obtained limited inventory and cargo insurance coverage for our products. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. This could have a material adverse effect on our business, financial condition, results of operations and reputation.

We will need to increase the size of our organization and effectively manage our sales force, and we may experience difficulties in managing growth.

As of December 31, 2011, we had 133 employees. We will need to substantially expand our managerial, commercial, financial, manufacturing and other personnel resources in order to manage our operations and commercialize EXPAREL. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. We will also need to effectively manage our sales force that we outsource from Quintiles. Our need to effectively manage our operations, growth and various projects requires that we:

·                  continue the hiring, outsourcing in the case of our sales force, and training of an effective commercial organization for the commercialization of EXPAREL, and establish appropriate systems, policies and infrastructure to support that organization;

·                  ensure that our consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;

·                  continue to carry out our own contractual obligations to our licensors and other third parties; and

·                  continue to improve our operational, financial and management controls, reporting systems and procedures.

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

We have entered into an agreement with Quintiles for the outsourcing of a sales force to commercialize EXPAREL. The risks in outsourcing the sales function to any third party include the following:

·                  the third party may not apply the expected financial resources or required expertise to successfully market and sell EXPAREL;

·                  the third party may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of EXPAREL reach their full potential;

·                  the third party may not comply with applicable legal requirements, including the requirement to promote drug products only for uses for which they have been approved;

·                  disputes may arise between us and the third party that may delay the commercialization of EXPAREL or adversely affect its sales or profitability; or

·                  the third party may enter into agreements with other parties that have products that could compete with EXPAREL.

We are substantially dependent on the success of Quintiles in performing its responsibilities and the continued cooperation of Quintiles, including Quintiles’ cooperation with our training of the sales and marketing force. Quintiles may not cooperate with us to perform its obligations under our agreement and we cannot control the amount and timing of Quintiles’ resources that will be devoted to the marketing and sale of EXPAREL. The occurrence of any of these events could adversely affect the commercialization of EXPAREL and materially harm our business and stock price by slowing the pace of growth of such sales, by reducing the profitability of EXPAREL or by adversely affecting the reputation of EXPAREL in the market.

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

Mr. Stack, our chief executive officer, is also a managing director at MPM Capital and a managing partner of Stack Pharmaceuticals, Inc. Although Mr. Stack has devoted substantially all of his business time to our company over the past 12 months, Mr. Stack’s responsibilities at MPM Capital and Stack Pharmaceuticals, Inc. might require that he spend less than all his businesss time managing our company in the future.

Under our consulting agreement with Gary Patou, M.D., our chief medical officer, he is not required to devote all of his business time to our company. We cannot assure you that Dr. Patou’s business time commitment to us will be sufficient to perform the duties of our chief medical officer.

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

The use of DepoCyt(e), DepoDur, EXPAREL and any product candidates that we may develop, license or acquire in clinical trials and the sale of any products for which we obtain regulatory approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

·                  loss of revenue from decreased demand for our products and/or product candidates;

·                  impairment of our business reputation or financial stability;

·                  costs of related litigation;

·                  substantial monetary awards to patients or other claimants;

·                  diversion of management attention;

·                  loss of revenues;

·                  withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs; and

the inability to commercialize our product candidates.

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

The manufacture of EXPAREL requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including FDA’s regulations governing current Good Manufacturing Practices, or cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.  For example, due to commercial manufacturing challenges relating to EXPAREL, we revised our estimate for product availability from January 2012 to April 2012.  Although we currently expect that we will have manufactured sufficient quantities of EXPAREL by April 2012 to meet customer demands at launch, we cannot guarantee that sufficient quantities of EXPAREL will be available by April 2012 or at all.

In addition, we purchase raw materials and components from various suppliers in order to manufacture EXPAREL. If we are unable to source the required raw materials from our suppliers, we may experience delays in manufacturing EXPAREL and may not be able to meet our customers’ demands for EXPAREL.

If we are unable to produce the required commercial quantities of EXPAREL to meet market demand for EXPAREL on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of EXPAREL, we will suffer damage to our reputation and commercial prospects and we will lose potential revenues.

We will need to expand our manufacturing operations.

To successfully meet future customer demand for EXPAREL, we will need to expand our existing commercial manufacturing facilities or establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. As a result, we must continue to improve our manufacturing processes to allow us to reduce our drug costs. We may not be able to manufacture our drugs at a cost or in quantities necessary to be commercially successful.

Any build-up or other expansion of our internal manufacturing capabilities for EXPAREL production in San Diego, California exposes us to significant up-front fixed costs. If market demand for EXPAREL does not align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses. Alternatively, if we experience demand for EXPAREL in excess of our estimates, our facilities may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. Our ability to meet such excess demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

In addition, the procurement time for the equipment we use to manufacture EXPAREL require long lead times. Therefore, we may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with potential delays in the procurement of manufacturing equipment required to manufacture EXPAREL.

If we are unable to achieve and maintain satisfactory production yields and quality as we expand our manufacturing capabilities, our relationships with potential customers and overall reputation may be harmed, and our revenues could decrease.

We are the sole manufacturer of DepoCyt(e) and DepoDur and we only have two FDA approved manufacturing facilities. Our inability to continue manufacturing adequate supplies of DepoCyt(e) and DepoDur could result in a disruption in the supply of DepoCyt(e) and DepoDur to our partners.

We are the sole manufacturer of DepoCyt(e) and DepoDur. We develop and manufacture DepoCyt(e) and DepoDur at our facilities in San Diego, California, which are the only FDA approved sites for manufacturing DepoCyt(e) and DepoDur in the world. Our San Diego facilities are subject to the risks of a natural or man-made disaster, including earthquakes and fires, or other business disruption. We have obtained limited property and business interruption insurance coverage for our facilities in San Diego. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for DepoCyt(e) and DepoDur if there were a catastrophic event or failure of our current manufacturing system. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, and would be very time consuming. An inability to continue manufacturing adequate supplies of DepoCyt(e) and DepoDur at our facility in San Diego, California could result in a disruption in the supply of DepoCyt(e) and DepoDur to our partners and breach of our contractual obligations.

If we fail to manufacture DepoCyt(e) and DepoDur we will lose revenues and be in breach of our licensing obligations.

We have licensed the commercial rights in specified territories of the world to market and sell our products, DepoCyt(e) and DepoDur. Under those licenses we have obligations to manufacture commercial product for our commercial partners. On January 3, 2012, EKR exercised its right to terminate the agreement and delivered a notice of termination.  Pursuant to the terms of the agreement, the termination of the licensing, distribution and marketing agreement will be effective 180 days from the date of the notice or July 1, 2012.  If we are unable to timely fill the orders placed with us by our commercial partners, we will potentially lose revenue and be in breach of our licensing obligations under the agreements. In addition, we may be in breach of our obligations to comply with our supply and distribution agreements for DepoCyt(e) and DepoDur, which would in turn be a breach of our obligations under our amended and restated royalty interests assignment agreement, or the Amended and Restated Royalty Interests Assignment Agreement, with Royalty Securitization Trust I, an affiliate of Paul Capital Advisors, LLC, or Paul Capital. See “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements—Under our financing arrangement with Paul Capital, upon the occurrence of certain events, Paul Capital may require us to repurchase the right to receive royalty payments that we assigned to it, or may foreclose on certain assets that secure our obligations to Paul Capital. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right or any foreclosure by Paul Capital would adversely affect our results of operations and our financial condition.”

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

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including current Good Manufacturing Practices, or cGMP, regulations and in the case of the manufacturing of DepoDur required government licenses and quotas regarding the manufacture, procurement, storage and use of controlled substances. Any failure to comply with applicable regulations, or failure of government agencies to provide necessary authorizations, may result in fines and civil penalties, suspension of production, suspension or delay in product approval for sale, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could also result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, product liability claims and litigation.

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

An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. However, these business activities may entail numerous operational and financial risks, including:

·                  difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;

·                  incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new products;

·                  disruption of our business and diversion of our management’s time and attention;

·                  higher than expected development, acquisition or in-license and integration costs;

·                  exposure to unknown liabilities;

·                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

·                  inability to retain key employees of any acquired businesses;

·                  difficulty in managing multiple product development programs; and

·                  inability to successfully develop new products or clinical failure.

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

Our manufacturing activities involve the controlled storage, use and disposal of hazardous materials, including the components of our products, product candidates and other hazardous compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling, release and disposal of, and exposure to, these hazardous materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials or unintended failure to comply with these laws and regulations. In the event of an accident or failure to comply with these laws and regulations, state or federal authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future releases.

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

We may experience delays in our efforts to obtain regulatory approval from the FDA for any of our product candidates, and there can be no assurance that such approval will not be delayed, or that the FDA will ultimately approve these product candidates. Although FDA’s longstanding has been that the Agency may rely upon prior findings of safety or effectiveness to support approval of a 505(b)(2) application, this policy has been controversial and subject to challenge in the past.  If FDA’s policy is successfully challenged administratively or in court, we may be required to seek approval of our products via full NDAs that contain a complete data package demonstrating the safety and effectiveness of our products, which would be time-consuming and expensive and would have a material adverse effect on our business and financial condition.

The FDA, as a condition of the EXPAREL approval on October 28, 2011, has required us to study EXPAREL in pediatric patients. We have agreed to a trial timeline where, over several years, we will study pediatric patient populations in descending order starting with 12 - 18 year olds and ending with children under two years of age. These trials will be expensive and time consuming and we will be required to meet the timelines for completion as agreed with the FDA. We may be required to conduct these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective.

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

Following approval of EXPAREL or any of our product candidates, if we or others later identify undesirable side effects caused by such products:

·                  regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or a contraindication;

·                  regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;

·                  regulatory authorities may impose restrictions on the distribution or use of the product;

·                  we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

·                  we may be subject to product liability claims and litigation; and

·                  our reputation may suffer.

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

Any regulatory approval is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for EXPAREL does not include an indication in obstetrical paracervical block anesthesia. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

EXPAREL, DepoCyt(e) and DepoDur and any product candidates that we may develop, license or acquire will also be subject to ongoing FDA requirements with respect to the manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record-keeping, post-market testing, and submission of safety and other post-market information on the drug. In addition, the subsequent discovery of previously unknown problems with a product, including undesirable side effects, may result in restrictions on the product, including withdrawal of the product from the market.

If EXPAREL, DepoCyt(e) and DepoDur or any other product that we may develop, license or acquire fails to comply with applicable regulatory requirements, such as cGMP regulations, a regulatory agency may:

·                  issue warning letters or untitled letters;

·                  require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

·                  impose fines and other civil or criminal penalties;

·                  suspend regulatory approval;

·                  suspend any ongoing clinical trials;

·                  refuse to approve pending applications or supplements to approved applications filed by us;

·                  impose restrictions on operations, including costly new manufacturing requirements; or

·                  seize or detain products or require a product recall.

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

As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

·                 the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

·                  federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

·                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

·                 federal physician self-referral laws, such as the Stark law, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest, and prohibit submission of a claim for reimbursement pursuant to a prohibited referral;

·                  HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

·                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The manufacturing techniques and facilities used for the manufacture and supply of our products must be operated in conformity with cGMP and other FDA and DEA regulations.  In addition, any expansion of our existing manufacturing facilities or the introduction of any new manufacturing facilities would also require conformity with cGMP and other FDA and DEA regulations.  In complying with these requirements, we, along with our suppliers, must continually expend time, money and effort in production, record keeping, and quality assurance and control to ensure that our products meet applicable specifications and other requirements for safety, efficacy and quality. In addition, we, along with our suppliers, are subject to unannounced inspections by the FDA and other regulatory authorities.

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

The testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products EXPAREL, DepoCyt(e) and DepoDur are subject to extensive regulation by governmental authorities in the United States and elsewhere throughout the world. Quality control and manufacturing procedures regarding EXPAREL, DepoCyt(e) and DepoDur must conform to cGMP. Regulatory authorities, including the FDA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA or other governmental authorities could result in, among other things, any of the following:

·                  product recall or seizure;

·                  suspension or withdrawal of an approved product from the market;

·                  interruption of production;

·                  operating restrictions;

·                  warning letters;

·                  injunctions;

·                  fines and other monetary penalties;

·                  criminal prosecutions; and

·                  unanticipated expenditures.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Health Care Reform Law. The Health Care Reform Law makes extensive changes to the delivery of health care in the United States. Among the provisions of the Health Care Reform Law of greatest importance to the pharmaceutical industry are the following:

·                  an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, beginning in 2011;

·                  an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively;

·                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, beginning in 2011;

·                  extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

·                  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

·                  expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, effective in January 2010;

·                  new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2012, with reporting starting in 2013;

·                  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012;

·                  a licensure framework for follow-on biologic products;

·                  a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

·                  creation of the Independent Payment Advisory Board which, beginning in 2014, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

·                  establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending, beginning by January 1, 2011.

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

Our product, DepoDur, is subject to regulation by the Drug Enforcement Administration and such regulation may affect the sale of DepoDur.

Products used to treat and manage pain, especially in the case of opioids, are from time to time subject to negative publicity, including illegal use, overdoses, abuse, diversion, serious injury and death. These events have led to heightened regulatory scrutiny. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential abuse liability and Schedule V substances the lowest potential abuse liability relative to other controlled substances. DepoDur contains morphine, and it is regulated as a Schedule II controlled substance. Despite the strict regulations on the marketing, prescribing and dispensing of such substances, illicit use and abuse of morphine does occur. Thus, the marketing of DepoDur by our partners may generate public controversy that may adversely affect sales of DepoDur and decrease the revenue we receive from the sale of DepoDur.

In addition, we and our contract manufacturers are subject to ongoing DEA regulatory obligations, including, among other things, annual registration renewal, security, recordkeeping, customer verification and suspicious order identification systems, theft and loss reporting, periodic inspection and obtaining sufficient quota allotments for the manufacture and procurement of raw material for commercial production of our products. The DEA, and some states, conduct periodic inspections of registered establishments that handle controlled substances. Facilities that conduct research, manufacture, store, distribute, import or export controlled substances must be registered to perform these activities and have the security, control and inventory mechanisms required by the DEA to prevent drug loss and diversion. Failure to maintain compliance, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, results of operations, financial condition and prospects. The DEA may fail to grant requested quota allocations, may seek civil penalties, may refuse to renew necessary registrations, or may initiate proceedings to revoke those registrations. In certain circumstances, alleged violations of DEA requirements could lead to criminal proceedings.

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

The degree of future protection for our proprietary rights is uncertain, because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

·                  we may not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

·                  we may not have been the first to file patent applications for these inventions;

·                  others may independently develop similar or alternative technologies or duplicate any of our product candidates or technologies;

·                  it is possible that none of the pending patent applications will result in issued patents;

·                  the issued patents covering our product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, or may be challenged by third parties;

·                  we may not develop additional proprietary technologies that are patentable; or

·                  patents of others may have an adverse effect on our business.

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

Some of our older patents have already expired. In the cases of DepoCyt(e) and DepoDur, key patents providing protection in Europe have expired. In the case of EXPAREL our European patent application has been granted and provides protection through November 2018.  In the United States, our application is pending, and if granted, would provide protection for EXPAREL in the United States through November 2018, an existing formulation patent for EXPAREL will expire in November 2013. Once our patents covering EXPAREL have expired, we are more reliant on trade secrets to protect against generic competition.

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

Our ability to develop, manufacture, market and sell EXPAREL, our DepoFoam drug delivery technology or any product candidates that we may develop, license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of pain management and cancer treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that EXPAREL, DepoCyt(e) or DepoDur may infringe. There could also be existing patents of which we are not aware that EXPAREL, DepoCyt(e) or DepoDur may inadvertently infringe.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

·                  infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management’s attention from our core business;

·                  substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor’s patent;

·                  a court prohibiting us from selling or licensing our product unless the patent holder licenses the patent to us, which it would not be required to do;

·                  if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and

·                  redesigning our processes so they do not infringe, which may not be possible or could require substantial funds and time.

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

We are an emerging specialty pharmaceutical company with a limited operating history. We have focused primarily on developing and commercializing EXPAREL. We have incurred losses in each year since our inception in December 2006, including net losses of $43.3 million, $27.1 million and $31.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011, we had an accumulated deficit of $180.2 million. These losses, among other things, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We incurred increased pre-commercialization expenses during 2010 and 2011 as we prepared for the potential commercial launch of EXPAREL, and we expect to incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL. As a result, we expect to continue to incur significant losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We may never become profitable.

Our ability to become profitable depends upon our ability to generate revenue from EXPAREL. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

·                  manufacture commercial quantities of EXPAREL, at acceptable cost levels; and

·                  continue to develop a commercial organization and the supporting infrastructure required to successfully market and sell EXPAREL.

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

Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition. We may need to raise additional capital to pay our indebtedness as it comes due.

We have a substantial level of debt. As of December 31, 2011, we had $26.3 million in aggregate principal amount of indebtedness outstanding, not including our obligation under the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital.  We may need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.  The level and nature of our indebtedness, among other things, could:

·                  make it difficult for us to make payments on our outstanding debt from time to time or to refinance it;

·                  make it difficult for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service, product and company acquisitions or general corporate purposes;

·                  limit our flexibility in planning for or reacting to changes in our business including life cycle management;

·                  reduce funds available for use in our operations;

·                  impair our ability to incur additional debt because of financial and other restrictive covenants;

·                  make us more vulnerable in the event of a downturn in our business;

·                  place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources;

·                  restrict the operations of our business as a result of provisions in the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital that restrict our ability to (i) amend, waive any rights under, or terminate any material agreements relating to DepoCyt(e) and DepoDur, (ii) enter into any new agreement or amend or fail to exercise any of our material rights under existing agreements that would materially adversely affect Paul Capital’s royalty interest, and (iii) sell any material assets related to DepoCyt(e) or DepoDur; or

·                  impair our ability to merge or otherwise effect the sale of the Company due to the right of the holders of certain of our indebtedness to accelerate the maturity date of the indebtedness in the event of a change of control of the Company.

We may need to raise additional capital to pay our indebtedness as it comes due. If we are unable to obtain funds necessary to make required payments, or if we fail to comply with the various requirements of our indebtedness, we would be in default, which would permit the holders of our indebtedness to accelerate the maturity of the indebtedness and could cause defaults under any indebtedness we may incur in the future. Any default under our indebtedness would have a material adverse effect on our business, operating results and financial condition. If we are unable to refinance or repay our indebtedness as it becomes due, we may become insolvent and be unable to continue operations.

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

We may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.

Developing and commercializing products for use in the hospital setting, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We may need to raise additional capital to:

·                  continue to fund our operations

·                  continue our efforts to hire, and outsource through our relationship with Quintiles, additional personnel and build a commercial infrastructure to commercialize EXPAREL;

·                  qualify and outsource the commercial-scale manufacturing of our products under cGMP; and

·                  in-license and develop additional product candidates.

We may not have sufficient financial resources to continue our operations or meet all of our objectives, which could require us to postpone, scale back or eliminate some, or all, of these objectives, including certain launch activities for EXPAREL. Our future funding requirements will depend on many factors, including, but not limited to:

·                  the costs of maintaining a commercial organization to sell, market and distribute EXPAREL;

·                  the success of the commercialization of EXPAREL;

·                  the cost and timing of manufacturing sufficient supplies of EXPAREL to meet customer demand, including the cost of expanding our manufacturing facilities to produce EXPAREL;

·                 the rate of progress and costs of our efforts to prepare for the submission of an NDA for any product candidates that we may in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;

·                  the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;

·                  the effect of competing technological and market developments;

·                  the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and

·                  the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of extended-release liposome injection of bupivacaine.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

·                  our ability to establish and maintain the necessary commercial infrastructure to launch EXPAREL without substantial delays, including engaging additional sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

·                  maintaining our existing manufacturing facilities and expanding our manufacturing capacity, including installing specialized processing equipment for the manufacturing of EXPAREL;

·                  our execution of other collaborative, licensing or similar arrangements and the timing of payments we may make or receive under these arrangements;

·                  variations in the level of expenses related to our future development programs;

·                  any product liability or intellectual property infringement lawsuit in which we may become involved;

·                  regulatory developments affecting EXPAREL or the product candidates of our competitors; and

·                  the level of underlying hospital demand for EXPAREL and wholesaler buying patterns.

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

We have significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. Our net operating loss carryforwards and research and development tax credits may expire and not be used. Our net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2018 for state purposes if we have not used them prior to that time, and our federal tax credits will begin expiring in 2028 unless previously used. Our state tax credits carryforward indefinitely. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 if we have a cumulative change in ownership of more than 50% within a three-year period. Such an ownership change may be triggered by the completion of our initial public offering, private placements and other transactions that have occurred, coupled with any future offering that we may undertake to fulfill our need to raise substantial additional funding to finance our operations. In the event such an ownership change occurs, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock is highly volatile.

Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to December 31, 2011, the trading prices of our stock have ranged from $6.16 to $15.34 per share. Our stock could be subject to wide fluctuations in price in response to various factors, including the following:

·                  the commercial success of EXPAREL;

·                  results of clinical trials of our product candidates or those of our competitors;

·                  changes or developments in laws or regulations applicable to our product candidates;

·                  introduction of competitive products or technologies;

·                  failure to meet or exceed financial projections we provide to the public;

·                  actual or anticipated variations in quarterly operating results;

·                  failure to meet or exceed the estimates and projections of the investment community;

·                  the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

·                  general economic and market conditions and overall fluctuations in U.S. equity markets;

·                  developments concerning our sources of manufacturing supply;

·                  disputes or other developments relating to patents or other proprietary rights;

·                  additions or departures of key scientific or management personnel;

·                  issuances of debt, equity or convertible securities;

·                  changes in the market valuations of similar companies; and

·                  the other factors described in this “Risk Factors” section.

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

Our executive officers, directors and 5% stockholders and their affiliates beneficially own approximately 61% of our outstanding voting stock. As a result, these stockholders have significant influence and may be able to determine matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire.

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

Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

·                  authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

·                  prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;

·                  eliminating the ability of stockholders to call a special meeting of stockholders; and

·                  establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

Our research and development and manufacturing facilities are located in San Diego, California, where we occupy two facilities totaling approximately 102,000 square feet under leases expiring in July 2015. We use these facilities for research and development, manufacturing and general and administrative purposes. In addition, we maintain our executive offices and our commercial and business development facility in Parsippany, New Jersey, where we occupy approximately 13,000 square feet under a lease expiring in July 2017.

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

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Market under the symbol “PCRX” since our initial public offering on February 3, 2011. Prior to that offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by The NASDAQ Global Market:

Year Ended 2011	High	Low
Fourth Quarter	$12.10	$6.51
Third Quarter	$12.41	$7.06
Second Quarter	$15.34	$6.80
First Quarter (beginning February 3, 2011)	$7.60	$6.16

On March 22, 2012, the closing price of our common stock as reported on The NASDAQ Global Market was $10.98 per share and we had approximately 29 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law and other factors the board deems relevant. Our ability to pay dividends on our common stock is limited by the covenants of our loan and security agreement governing the Hercules Credit Facility and may be further restricted by the terms of any of our future indebtedness. See “Risk Factors—Risks Related to Our Financial Condition and Capital Requirements—Our debt obligations expose us to risks that could adversely affect our business, operating results and financial condition.”

USE OF PROCEEDS

In February 2011, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-170245) that was declared effective on February 2, 2011.

As of December 31, 2011, we estimate that we have used all of the net proceeds from the initial public offering for the planned manufacture and commercialization of EXPAREL in the United States and for working capital and other general corporate purposes.

Purchases and Sales of Unregistered Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL, a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia. We have developed a sales force entirely dedicated to commercializing EXPAREL comprised of approximately 60 representatives, seven regional managers and a national sales manager. We have developed this sales force pursuant to a contract with Quintiles Commercial US, Inc., a division of Quintiles, Inc., or Quintiles, and under the terms of this contract we have the flexibility to hire all or a portion of the sales force dedicated to commercializing EXPAREL as full-time employees of Pacira, upon 60 days notice to Quintiles. We expect to have successfully resolved the commercial manufacturing challenges for EXPAREL to allow product to be commercially available in April 2012, and we believe that our pre-launch activities including significant personal interactions with our hospital customers, position us for a successful launch of EXPAREL.

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

Since inception, we have incurred significant operating losses. Our net loss was $43.3 million for the year ended December 31, 2011, including research and development expenses of $14.9 million. We do not expect our currently marketed products, other than EXPAREL, to generate revenue that is sufficient for us to achieve profitability because we expect to continue to incur significant expenses as we commercially launch EXPAREL and advance the development of our product candidates, seek FDA approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for their commercial launch. We also expect to incur additional expenses to add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. For us to become and remain profitable, we believe that we must succeed in commercializing EXPAREL or other product candidates with significant market potential.

Recent Developments

On January 3, 2012, EKR delivered a notice to terminate the licensing, distribution and marketing agreement with us. Pursuant to the terms of the agreement, the termination of the agreement will be effective 180 days from the date of the notice or July 1, 2012.  Pursuant to the terms of the agreement the associated supply agreement will also terminate concurrently with the termination of the agreement. As a result, we expect the supply and royalty revenues from DepoDur to decrease in the future and we do not intend to re-license out the rights to DepoDur.

License and Development Agreements

In January 2011, we entered into an agreement with Novo Nordisk A/S, or Novo, pursuant to which it granted non-exclusive rights to Novo under certain of its patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using the Company’s DepoFoam drug delivery technology. Under this agreement, we agreed to undertake specified development and technology transfer activities and to manufacture pre-clinical and certain clinical supplies of such DepoFoam formulated Novo product until the completion of such technology transfer activities. Novo is obligated to pay for all costs incurred by us in conducting such development, manufacturing and technology transfer activities. We are also entitled to receive single-digit royalties on sales of such Novo product for up to twelve years following the first commercial sale of such Novo product. In addition, we are entitled to receive up to $24.0 million in milestone payments based on achievement of specified development events, and up to an additional $20.0 million in milestone payments based on sales of such Novo product exceeding specified amounts. In connection with the Novo agreement, we received a one-time upfront payment of $1.5 million in January 2011 and a milestone payment of $2.0 million in November 2011.

Financial Operations Overview

Revenues

Our revenue derived from DepoCyt(e) and DepoDur, our products manufactured by us and sold by our commercial partners, is comprised of two components: supply revenue and royalties. Supply revenue is derived from a contractual supply price paid to us by our commercial partners. Royalties are recognized as the product is sold by our commercial partners and are typically calculated as a percentage of the net selling price, which is net of discounts, returns, and allowances incurred by our commercial partners, net of the agreed upon supply price. Accordingly, the primary factors that determine our revenues derived from DepoCyt(e) and DepoDur are:

·                  the level of orders submitted by our commercial partners;

·                  the level of prescription and institutional demand for our products;

·                  unit sales prices;

·                  the amount of gross-to-net sales adjustments realized by our commercial partners; and

·                  exchange rates on European sales, denominated in euros, that are repatriated in dollars.

We also generate collaborative licensing and development revenue from our collaborations with third parties who seek to use our DepoFoam technology to develop extended release formulations of their products and product candidates. We expect the supply and royalty revenues from DepoDur to decrease in the future due to the upcoming termination of our licensing, distribution and marketing agreement with EKR in July 2012.

Cost of Revenues

Cost of revenues consists of the costs associated with producing our products for our commercial partners and providing research and development services to our collaboration partners. In particular, our cost of revenues includes:

·                  manufacturing overhead and fixed costs associated with running two cGMP manufacturing facilities, including salaries and related costs of personnel involved with our manufacturing activities;

·                  allocated overhead, personnel conducting research and development, as well as research and development performed by outside contractors or consultants for our collaborative licensing and development activities;

·                  royalties due to third parties on our revenues;

·                  packaging, testing, freight and shipping;

·                  the cost of active pharmaceutical ingredients; and

·                  overhead costs associated with excess manufacturing capacity are charged to cost of revenue as incurred.

We expect the cost of revenues to increase in the future due to the classification of EXPAREL manufacturing expenses from research and development expenses to costs of revenues based on the FDA approval of EXPAREL on October 28, 2011, and the anticipated commercial launch of EXPAREL in April 2012.

Research and Development Expenses

Our research and development expenses consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of EXPAREL and our product candidates, including:

·                  expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses to prepare for the commercial manufacture of EXPAREL, such as the hiring and training of additional personnel;

·                  payments to third-party contract research organizations, contract laboratories and independent contractors

·                  payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings;

·                  personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;

·                  payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; and

·                  facility, maintenance, and allocated rent, utilities, and depreciation and amortization, and other related expenses.

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

From the Acquisition Date through December 31, 2011, we incurred research and development expenses of $113.6 million, of which $109.5 million is related to the development of EXPAREL. We expect to incur additional research and development expenses as we accelerate the development of EXPAREL in additional indications. These expenditures are subject to numerous uncertainties regarding timing and cost to completion. Completion of clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are currently unable to determine our future research and development expenses related to EXPAREL because the requirements of any additional clinical trials of EXPAREL for additional indications have yet to be determined. The cost of clinical development may vary significantly due to factors such as the scope, rate of progress, expense and outcome of our clinical trials and other development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our executive, finance, accounting, legal, human resource, and sales and marketing functions. Our selling, general and administrative expenses also include facility and related costs not included in research and development expenses and cost of revenues, professional fees for legal, patent expenses, consulting, tax and accounting services, insurance, depreciation and general corporate expenses. We also include the cost our prospective outcome studies, which are designed for commercial purposes and do not have any regulatory endpoints, in selling, general and administrative expenses. We expect that our selling, general and administrative expenses will increase with the continued development and potential commercialization of our product candidates and increased expenses associated with us operating as a public company. Additionally, in 2011 we built a commercial infrastructure for the launch of EXPAREL and we expect our selling costs to increase in the future due to the launch efforts of our commercial organization and our Quintiles sales force, which will increase our selling, general and administrative expenses.

Interest Income (Expense)

Interest income (expense) consists of interest income, interest expense, and royalty interest obligation. Interest income consists of interest earned on our cash and cash equivalents, short-term investments and amortization of discount on a note receivable from one of our commercial partners. Interest expense consists primarily of cash and non-cash interest costs related to our credit facility, our secured and unsecured notes issued to certain of our investors that converted into common stock upon completion of our initial public offering, and negotiated rent deferral payments.

Royalty Interest Obligation

We record our royalty interest obligation as a liability in our consolidated balance sheets in accordance with ASC 470-10-25, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method. The effective interest rate may vary during the term of the agreement depending on a number of factors including the actual sales of DepoCyt(e) and DepoDur and a significant estimation, performed quarterly, of certain of our future cash flows related to these products during the remaining term of the Amended and Restated Royalty Interests Assignment Agreement which terminates on December 31, 2014. The effect of the change in the estimates is reflected in our consolidated statements of operations as royalty interest obligation. In addition, such cash flows are subject to foreign exchange movements related to sales of DepoCyt(e) and DepoDur denominated in currencies other than U.S. dollars.

Critical Accounting Policies and Use of Estimates

We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements that have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial expenses and stock-based compensation. We base our estimates on historical experience and on various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully discussed in Note 2 to our audited consolidated financial statements included in this filing, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and ASC 605, Revenue Recognition.

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

We recognize revenue from royalties based on our commercial partners’ net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. Our commercial partners are obligated to report their net product sales and the resulting royalty due to us within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, we accrue royalty revenue each quarter and subsequently true-up our royalty revenue when we receive royalty reports from our commercial partners.

We recognize revenue from reimbursement received in connection with feasibility studies and development work for third parties who desire to utilize our DepoFoam extended release drug delivery technology for their products, when our contractual services are performed, provided collectability is reasonably assured. Our principal costs under these agreements include costs for our personnel conducting research and development, and our allocated overhead, as well as research and development performed by outside contractors or consultants.

We recognize revenues from non-refundable up-front license fees received under collaboration agreements ratably over the performance period as determined under the collaboration agreement (estimated development period in the case of development agreements, and contract period or longest patent life in the case of supply and distribution agreements). If the estimated performance period is subsequently modified, we will modify the period over which the up-front license fee is recognized accordingly on a prospective basis. Upon notification of termination of a collaboration agreement, any remaining non-refundable license fees received by us, which had been deferred, are recognized over the remaining contractual term. If the termination is immediate and no additional services are to be performed, the deferred revenue is generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in our consolidated statements of operations.

We recognize revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, we have no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, we recognize milestone payments ratably over the remaining period of our performance obligations under the applicable collaboration agreement.

Research and Development Expenses

We expense all research and development costs as incurred. We rely on third parties to conduct our preclinical and clinical studies and to provide services, including data management, statistical analysis and electronic compilation for our clinical trials. We track and record information regarding third-party research and development expenses for each study or trial that we conduct and recognize these expenses based on the estimated progress towards completion at the end of each reporting period. Factors we consider in preparing these estimates include the number of subjects enrolled in studies, milestones achieved and other criteria related to the efforts of our vendors. Historically, any adjustments we have made to these assumptions have not been material. Depending on the timing of payments to vendors and estimated services provided, we may record prepaid or accrued expenses related to these costs.

Stock-Based Compensation

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

The following table summarizes our assumptions used in the Black-Scholes model:

	Years Ended December 31,
	2011	2010	2009
Expected dividend yield	None	None	None
Risk free interest rate	1.1-2.7%	1.6 -3.4%	2.1-2.7%
Expected volatility	76.8%	80.8%	82.0%
Expected life of options	6.73 years	6.25 years	6.25 years

·                  Expected Volatility—The expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. Since our initial public offering, we utilize our available historic volatility data combined with the publicly traded peer’s historic volatility to determine expected volatility over the expected option term. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development.

·                  Expected Term—We elected to utilize the ‘‘simplified’’ method for ‘‘plain vanilla’’ options to estimate the expected term of stock option grants. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

·                  Risk-Free Interest Rate—The risk-free interest rate assumption was based on zero coupon U.S. Department of the Treasury instruments that had terms consistent with the expected term of our stock option grants.

·                  Expected Dividend Yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Results of Operations

Comparison of Years Ended December 31, 2011, 2010 and 2009

Revenues

The following table sets forth a summary of our supply and royalty revenue and collaborative licensing and development revenue for the years ended December 31, 2011, 2010 and 2009, including changes as a percentage (dollar amounts in thousands):

				2011 versus	2010 versus
	Year Ended December 31,			2010	2009
	2011	2010	2009	% Increase/ (Decrease)
DepoCyt(e)
Supply revenue	$6,895	$6,843	$5,882	1%	16%
Royalties	3,547	3,411	3,708	4%	(8)%
	10,442	10,254	9,590	2%	7%
DepoDur
Supply revenue	—	797	442	(100)%	80%
Royalties	173	294	336	(41)%	(13)%
	173	1,091	778	(84)%	40%
Total DepoCyt(e) and DepoDur supply and royalty revenue	10,615	11,345	10,368	(6)%	9%
Collaborative licensing and development revenue	5,074	3,217	4,638	58%	(31)%
Total revenues	$15,689	$14,562	$15,006	8%	(3)%

Revenues increased $1.1 million, or 8%, in the year ended December 31, 2011 as compared to 2010. This increase was attributable to a $1.9 million increase in collaborative licensing and development revenue primarily due to activities performed under the Novo Agreement, which was signed in January 2011. During 2011, we received an up-front one-time payment of $1.5 million and a milestone payment of $2.0 million from Novo, which are both deferred and recognized on a straight line basis over the expected contract period. This was partially offset by a $0.7 million decrease in supply and royalty revenue primarily due to the lower number of DepoDur lots sold to our commercial partners. In December 2011, the Company was notified of EKR’s intent to exit the DepoDur market.

Revenues decreased by $0.4 million, or 3%, in the year ended December 31, 2010 as compared to 2009. The decrease was primarily due to a decrease in collaborative licensing by $1.4 million due to a reduction in contract development activities for Amylin as well as a one-time reimbursement of equipment by Amylin in 2009. This was partially offset by supply and royalty revenue increase of $1.0 million primarily due to higher sales of DepoCyt(e) to our European partner, driven by fulfillment of an order backlog during 2010 offset by the foreign exchange rate impact on sales in Europe.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated, including changes as a percentage (dollar amounts in thousands):

				2011 versus	2010 versus
	Year Ended December 31,			2010	2009
	2011	2010	2009	% Increase/ (Decrease)
Cost of goods sold	$15,310	$11,374	$10,088	35%	13%
Cost of collaborative licensing and development	1,429	902	2,213	58%	(59)%
Total cost of revenues	$16,739	$12,276	$12,301	36%	(0)%

Total cost of revenues increased $4.5 million, or 36% for the year ended December 31, 2011 as compared to 2010. The increase was primarily driven by excess capacity relating to running two cGMP facilities that have a substantial level of infrastructure cost, including the EXPAREL production line which went into service during the fourth quarter of 2011 with all operating costs expensed as incurred due to commercial manufacturing challenges. Additionally, the total cost of collaborative licensing and development increased $0.5 million due to activities performed under the Novo agreement.

Total cost of revenues of $12.3 million, remained consistent in 2010 as compared to 2009. Cost of collaborative licensing and development decreased, as our personnel were re-assigned subsequent to the reduction in contract development activities for Amylin. The reduction was offset by an increase in cost of goods sold due to higher volume of DepoCyt(e) supply sales and higher cost of maintenance activities.

Research and Development Expenses

The following table provides information regarding research and development expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

				2011 versus	2010 versus
	Year Ended December 31,			2010	2009
	2011	2010	2009	% Increase/ (Decrease)
Research and development	$14,873	$18,628	$26,233	(20)%	(29)%

Research and development expenses decreased by $3.8 million, or 20%, for the year ended December 31, 2011 as compared to 2010 primarily due to a $5.1 million decrease in third party clinical trials and regulatory costs. This decrease is related to the close out of our pivotal Phase 3 placebo controlled studies in EXPAREL and NDA preparation costs in 2010. Additional cost reductions resulted from the shift in expenses from research and development to cost of revenues upon the approval of EXPAREL in the fourth quarter of 2011. This reduction was partially offset by a $1.8 million increase in compensation costs, including stock-based compensation and bonus accrual, which were not present in 2010, and an increase in EXPAREL pre-commercial manufacturing-related costs.

Research and development expenses decreased by $7.6 million, or 29%, in the year ended December 31, 2010 as compared to 2009. This decrease resulted primarily from a $6.7 million decrease in third party clinical trials costs due to the completion of our pivotal Phase 3 placebo controlled studies.

In the years ended December 31, 2011, 2010 and 2009, research and development expenses attributable to EXPAREL were $14.4, or 97%, $18.4 million, or 99%, and $25.2 million, or 96%, of total research and development expenses, respectively. The EXPAREL-related research and development expenses incurred during the year ended December 31, 2011 include manufacturing-related costs that we expensed prior to regulatory approval of the product. The remaining research and development expenses relate to our product candidate initiatives, including DepoNSAID and DepoMethotrexate.

Selling, General and Administrative Expenses

The following table provides information regarding selling, general and administrative expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

				2011 versus	2010 versus
	Year Ended December 31,			2010	2009
	2011	2010	2009	% Increase/ (Decrease)
Selling, general and administrative	$20,159	$6,367	$5,020	217%	27%

Selling, general and administrative expenses increased by $13.8 million, or 217%, in the year ended December 31, 2011 as compared to 2010, primarily due to the following:

·                  selling and marketing expenses increased by $9.8 million to $10.2 million in the year ended December 31, 2011 as compared to $0.4 million for the year ended December 31, 2010 due to the hiring of commercial personnel and activities supporting the commercialization of EXPAREL, including costs incurred for our retrospective and prospective health outcome studies and promotional/educational material; and

·                  general and administrative expenses increased by $4.0 million to $10.0 million in the year ended December 31, 2011 as compared to $6.0 million for the year ended December 31, 2010 primarily due to additional compensation related expenses of $2.5 million, including bonus, stock-based compensation and severance costs, and other expenses associated with being a public company.

Selling, general and administrative expenses increased by $1.3 million, or 27%, in the year ended December 31, 2010 as compared to 2009. Selling expenses remained constant at $0.4 million for the year ended December 31, 2010 and 2009. General and administrative expenses increased by $1.4 million to $6.0 million in the year ended December 31, 2010 as compared to $4.6 million in 2009. The increase was primarily due to higher costs associated with completing three years of audits and tax filings during 2010.

Impairment of Long-Lived Assets

The following table provides information regarding impairment of long-lived assets during the periods indicated, including changes as a percentage (dollar amounts in thousands):

				2011 versus	2010 versus
	Year Ended December 31,			2010	2009
	2011	2010	2009	% Increase/ (Decrease)
Impairment of long-lived assets	$3,019	$—	$—	n/a	n/a

During the year ended December 31, 2011, an impairment loss of 3.0 million was recognized relating to the following:

·                  $1.7 million impairment of intangible assets and certain property, plant and equipment relating to DepoDur due to the upcoming termination of our licensing, distribution and marketing agreement with EKR in July 2012; and

·                  $1.3 million impairment of property, plant and equipment due to a decision made during the fourth quarter of 2011 to change the automation technology process in our production line to expand EXPAREL capacity resulting in certain software and equipment that are no longer utilizable.

Other Income (Expense)

The following table provides information regarding other income (expense) during the periods indicated, including changes as a percentage (dollar amounts in thousands):

				2011 versus	2010 versus
	Year Ended December 31,			2010	2009
	2011	2010	2009	% Increase/ (Decrease)
Interest expense, net	$(4,525)	$(3,813)	$(1,646)	19%	132%
Royalty interest obligation	227	(930)	(1,880)	(124)%	(51)%
Loss on extinguishment of debt	—	(184)	—	n/a	n/a
Other income, net	71	487	367	(85)%	33%
Total other expense, net	$(4,227)	$(4,440)	$(3,159)	(5)%	41%

Interest expense, net increased $0.7 million, or 19%, in the year ended December 31, 2011 as compared to 2010 primarily due to $1.1 million of amortization of the remaining value of the warrants and beneficial conversion feature associated with the convertible notes we issued in 2010 due to the conversion of these notes into shares of our common stock upon the closing of our initial public offering in February 2011. This was partially offset by interest capitalized for the construction of our manufacturing site for EXPAREL.

Interest expense, net increased by $2.2 million, or 132%, in the year ended December 31, 2010 as compared to 2009 primarily due to an increase in interest expenses resulting from our debt financing activities that occurred during 2010.

Royalty interest obligation decreased $1.2 million, or 124%, in the year ended December 31, 2011 as compared to 2010 due to changes in forecasted sales projections based on plateauing sales trends for Depocyt(e) and the weakening Euro exchange rate. Additionally, the royalty interest obligation was further reduced due to the expected decrease in DepoDur sales as a result of the upcoming termination of our licensing, distribution and marketing agreement with EKR in July 2012. The royalty interest obligation is due under an Amended and Restated Royalty Interests Assignment Agreement, further discussed below in “Liquidity and Capital Resources,” which provides Paul Capital a right to receive an interest in end user sales relating to Depocyt(e) and DepoDur. The obligations under the agreement is composed of (1) the difference in the revaluation of our obligations between each reporting period and (2) the actual royalty interest payments payable for such reporting period.

Royalty interest obligation decreased $1.0 million, or 51%, in the year ended December 31, 2010 as compared to 2009 due to lower estimates of future end user sales of DepoCyt(e) sales in the U.S.

We recorded a $0.2 million loss on extinguishment of debt during the year ended December 31, 2010 related to the repayment of a $11.3 million credit facility, established with GE Capital Corporation in April 2010. Although the facility was established originally for a period of 3 years, we elected to repay the debt in full in November 2010, from proceeds of a new term loan, established with Hercules Technology Growth Capital, Inc. in November 2010. The amount represents the final payment fees and the balance of deferred financing cost which were written off when the debt was paid off.

Other income, net decreased by $0.4 million, or 85%, for the year ended December 31, 2011 as compared to 2010 and increased $0.1 million, or 33%, for the year ended December 31, 2010 as compared to 2009. During 2010 and 2009, we entered into trade settlement agreements with certain of our trade creditors. We realized gains on these settlements with trade creditors as a result of lower proportionate settlement payments. Further, during 2010 we received research and development grants totaling $0.3 million.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and selling, general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible preferred stock, secured and unsecured notes and borrowings under debt facilities, supply and royalty revenue and collaborative licensing and development revenue. We raised approximately $37.1 million in net proceeds through an initial public offering completed on February 8, 2011 and approximately $49.0 million in net proceeds through a follow-on offering completed on November 21, 2011. We have generated limited supply and royalty revenue, and we do not anticipate generating any revenues from the sale of EXPAREL prior to the second quarter of 2012. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2011, we had an accumulated deficit of $180.2 million, cash and cash equivalents and short-term investments of $76.2 million and working capital of $50.7 million.

The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2011, 2010, and 2009 (dollar amounts in thousands):

	Year Ended December 31,
	2011	2010	2009
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(31,000)	$(24,880)	$(20,838)
Investing activities	(36,123)	(6,769)	(5,509)
Financing activities	87,158	50,705	21,038
Net increase (decrease) in cash and cash equivalents	$20,035	$19,056	$(5,309)

Operating Activities

For the years ended December 31, 2011, 2010 and 2009, our net cash used in operating activities was $31.0 million, $24.9 million and $20.8 million, respectively. The $6.1 million increase in net cash used in operations in 2011 as compared to 2010 was primarily driven by (i) higher operating expenses, including the increase in headcount from 83 employees at December 31, 2010 to 133 at December 31, 2011, as we prepare to manufacture and launch EXPAREL (ii) $2.4 million increase in cash paid for interest on the Hercules Note as compared to interest paid in the form of equity on the convertible and secured notes. This increase was partially offset by $3.5 million of total up-front and milestone payments received in 2011 from our development partner Novo pursuant to the agreement signed in January 2011.

The 4.0 million increase in net cash used in operating activities in 2010 as compared to 2009 resulted from the receipt of $5.0 million of license fees from one of our commercial partners in 2009 and  $0.7 million of higher cash paid for interest on our credit facilities. This was offset by lower expenses on research and development activities in 2010.

Investing Activities

For the years ended December 31, 2011, 2010 and 2009, our net cash used in investing activities was $36.1 million, $6.8 million and $5.5 million, respectively. The net cash used in investing activities in 2011was primarily for the investment of the proceeds from the initial public offering and follow-on offering in short-term investments of $30.0 million and the purchase of fixed assets of $6.2 million primarily relating to the continued construction of our manufacturing sites. In 2010 and 2009 net cash used in investing activities was primarily for the purchases of fixed assets relating to our manufacturing sites of $6.8 million and $5.5 million, respectively.

Financing Activities

For the years ended December 31, 2011, 2010 and 2009, our net cash provided by financing activities was $87.2 million, $50.7 million and $21.0 million, respectively. The net cash provided by financing activities in 2011 was from the net proceeds of $37.1 million from the issuance of common stock in connection with our initial public offering completed in February 2011 (after deducting $0.9 million of offering expenses paid for in 2010) and net proceeds of $49.0 million from the issuance of common stock in the follow-on offering completed in November 2011. The net cash provided by financing activities in 2010 was primarily due to borrowings under the Hercules Credit Facility for net proceeds of $25.8 million, sale and issuance of secured notes for net proceeds of $18.6 million, and sale and issuance of convertible notes to certain of our existing investors for net proceeds of $7.5 million. The net cash provided by financing activities in 2009 was primarily due to the sale and issuance of notes payable, for total net proceeds of $21.0 million.

Equity Financings

From inception through December 31, 2011, we raised approximately $86 million of net proceeds from the sale of common stock and we have received net proceeds of approximately $85 million from the sale of our Series A convertible preferred stock.

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

In February 2011, we completed an initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-170245) that was declared effective on February 2, 2011. Under the registration statement, we registered the offering and sale of an aggregate of 6,900,000 shares of our common stock. An aggregate of 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $7.00 per share. Barclays Capital Inc. and Piper Jaffray & Co. acted as joint book running managers of the offering and as representatives of the underwriters. The offering commenced on February 3, 2011 and closed on February 8, 2011. The over-allotment option was not exercised by the underwriters. As a result of our initial public offering, we raised approximately $37.1 million in net proceeds after deducting approximately $4.9 million in underwriting discounts and commissions and estimated offering expenses.

Upon the closing of the initial public offering, all outstanding shares of Series A convertible preferred stock and the principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes were converted into an aggregate of 10,647,549  shares of common stock, as shown in the table below.

Conversion Shares
Series A Convertible Preferred Stock	6,322,640
2009 Convertible Notes	871,635
2009 Secured Notes	927,881
2010 Secured Notes	1,156,606
HBM Secured Notes	297,359
2010 Convertible Notes	1,071,428
10,647,549

In November 2011, we completed a follow-on offering in a registered public offering of common stock. An aggregate of 8,050,000 shares of common stock, including the over-allotment option exercised by our underwriters, were sold at a price of $6.50 per share. We raised approximately $49.0 million in net proceeds after deducting underwriting discounts and offering expenses.

Warrants

On January 22, 2009, we issued warrants in connection with the issuance of the 2009 Convertible Notes. The warrants are exercisable for an aggregate of 158,061 of shares of our common stock at an exercise price of $2.69 per share and will expire on January 21, 2014.

On July 2, 2009, we issued warrants to the landlord of our two San Diego facilities in connection with amendments to respective lease agreements that deferred minimum annual rental obligations. The warrants are exercisable for an aggregate of 23,244 shares of our common stock at a price of $13.44 per share and will expire on February 8, 2016.

On November 24, 2010, we issued warrants to the lenders under the Hercules Credit Facility. The warrants are exercisable for an aggregate of 178,986 shares of our common stock at an exercise price of $13.44 per share and will expire on February 2, 2016.

On December 29, 2010, we issued a warrant in connection with the December 2010 Convertible Notes. The warrant is exercisable for an aggregate of 167,361 of shares of our common stock with an exercise price of $13.44 per share and will expire on December 29, 2017.

Debt Facilities

As of December 31, 2011, we had $26.3 million of indebtedness under the Hercules Credit Facility.

Hercules Credit Facility

On November 24, 2010, we entered into a $26.3 million credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., as lenders. At the closing of the Hercules Credit Facility, we entered into a term loan in the aggregate principal amount of $26.3 million, which was the full amount available under the Hercules Credit Facility. As of December 31, 2011, the entire term loan of $26.3 million was outstanding. The term loan under the Hercules Credit Facility is comprised of two tranches, Tranche A and Tranche B. The Tranche A portion of the term loan is comprised of $11.3 million in principal and carries a floating per annum interest rate equal to 11.00% plus the amount, if any, by which the prime rate exceeds 4.00%. The Tranche B portion of the term loan is comprised of $15.0 million in principal and carries a floating per annum interest rate equal to 12.65% plus the amount, if any, by which the prime rate exceeds 4.00%. As of December 31, 2011, the interest rate on the Tranche A portion was 11.00% and on the Tranche B portion was 12.65%. Interest on the term loan is payable monthly. If there is an event of default under the Hercules Credit Facility, we will be obligated to pay interest at a higher default rate. The proceeds of the term loan under the Hercules Credit Facility have been used to repay the GECC Credit Facility in full and the remainder will be used for other general corporate purposes.

As further consideration to the lenders to provide the term loan to us under the Hercules Credit Facility, we issued to the lenders a warrant to purchase 178,986 shares of our common stock as discussed above.

The Hercules Credit Facility provides for an “interest only period” when no principal amounts are due and payable. The interest only period runs through February 28, 2012. Following the end of the interest only period, the term loan is to be repaid in 33 monthly installments of principal and interest beginning on the first business day after the month in which the interest only period ends. Amounts repaid may not be re-borrowed. We can, at any time, prepay all or any part of the term loan. Any prepayments are to be applied pro rata across the outstanding balance of both portions of the term loan. In connection with any prepayments of the term loan under the Hercules Credit Facility, we are required to pay, in addition to all principal and accrued and unpaid interest on such term loan, a prepayment charge equal to 1.25% of the principal amount being prepaid. In addition, there is an end of term charge that is payable to the lenders upon the earliest to occur of the maturity date, the prepayment in full of our obligations under the Hercules Credit Facility and the acceleration of our obligations under the Hercules Credit Facility.

The Hercules Credit Facility is secured by a first priority lien on all of our assets other than the assets that secure our obligations under Amended and Restated Royalty Interests Assignment Agreement (as described below). The Hercules loan and security agreement contains events of default including payment default, default arising from the breach of the provisions of the Hercules loan and security agreement and related documents (including the occurrence of certain changes in control, including if our chief executive officer ceases under certain conditions to be involved in the daily operations or management of the business, or if certain holders of our capital stock cease to retain, after the consummation of certain corporate transactions, shares representing more than 50% of the surviving entity after such or the inaccuracy of representations and warranties contained in the loan and security agreement, attachment default, bankruptcy and insolvency, cross-default with respect to certain other indebtedness (including certain events under the Amended and Restated Royalty Interests Assignment Agreement), breach of the terms of any guarantee (including the investors’ guarantee) of the Hercules Credit Facility, the occurrence of a material adverse effect (as defined in the Hercules loan and security agreement).

The occurrence of an event of default under the Hercules Credit Facility could trigger the acceleration of our obligations under the Hercules Credit Facility or allow the lenders to exercise other rights and remedies, including rights against our assets that secure the Hercules Credit Facility and rights under guarantees provided to support the obligations under the Hercules Credit Facility.

The Hercules loan and security agreement contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and waivers and amendments to certain agreements, our organizational documents, and documents relating to debt that is subordinate to our obligations under the Hercules Credit Facility. We were in compliance with all covenants at December 31, 2011.

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

Future Capital Requirements

We believe that our existing cash and cash equivalents and revenue from product sales, will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and service our indebtedness for at least the next 12 months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions. We expect to continue to incur substantial additional operating losses as we commercialize EXPAREL and develop and seek regulatory approval for our other product candidates. We will incur significant sales and marketing and manufacturing expenses as we prepare to launch EXPAREL in April 2012. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

·                  our ability to successfully commercialize EXPAREL;

·                  the costs of our commercialization activities for EXPAREL;

·                  the cost and timing of expanding our manufacturing facilities and purchasing manufacturing and other capital equipment for EXPAREL and our other product candidates;

·                  the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval;

·                  the scope, progress, results and costs of development for additional indications for EXPAREL and for our other product candidates;

·                  the cost, timing and outcome of regulatory review of our other product candidates;

·                  the extent to which we acquire or invest in products, businesses and technologies;

·                  the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our product candidates; and

·                  the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.

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

Recent Accounting Pronouncements

See Note 2 to the Notes to Financial Statements in Item 8 below for further discussion of recent accounting pronouncements.

Item 7A.                          Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.                                   Financial Statements and Supplementary Data

Our consolidated financial statements, required by this item, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-35, of this Annual Report on Form 10-K.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent registered public accounting firm on accounting and financial disclosure matters.

Item 9A.                          Controls and Procedures

(a)         Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of December 31, 2011, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective..

(b)         Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c)         Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)         Inherent Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Pacira have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.                          Other Information

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Name	Age	Position(s)
David Stack	60	President and Chief Executive Officer, Director
Fred Middleton(2) (3)	61	Chairman of the Board of Directors
Laura Brege(1) (3)	54	Director
Luke Evnin, Ph.D.(2)	48	Director
Paul Hastings(1) (2) (3)	52	Director
John Longenecker, Ph.D.(1)(2)(3)	64	Director
Gary Pace, Ph.D.(3)	64	Director
Andreas Wicki, Ph.D.	53	Director

(1)   Member of audit committee.

(2)   Member of compensation committee.

(3)   Member of nominating and corporate governance committee.

Our board of directors currently consists of eight members, six of whom were elected as directors prior to our initial public offering and two of whom were recommended by non-management members of our board of directors to our Nominating and Corporate Governance Committee, which in turn nominated them to our board of directors. These two directors were elected by the board of directors in June of 2011 to fill two vacancies. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

In accordance with the terms of our restated certificate of incorporation and bylaws, our board of directors is divided into three classes, class I, class II and class III, with each class serving staggered three-year terms. Upon the expiration of the term of a class of directors, directors in that class will be eligible to be elected for a new three-year term at the annual meeting of stockholders in the year in which their term expires. The members of the classes are divided as follows:

·                  Class I: Laura Brege and Luke Evnin and their term expires at the 2012 Annual Meeting.

·                  Class II: Paul Hastings, John Longenecker and Andreas Wicki, and their term expires at the annual meeting of stockholders to be held in 2013.

·                  Class III: Fred Middleton, Gary Pace and David Stack, and their term expires at the annual meeting of stockholders to be held in 2014.

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

Director Nominees for 2012 Annual Meeting

Biographical information for our directors who are up for re-election at our 2012 Annual Meeting is set forth below.

Laura Brege recently retired from her position as executive vice president, corporate affairs for Onyx Pharmaceuticals, Inc. and has served as our director since June 2011. Previously, Ms. Brege held the roles of chief operating officer and executive vice president and chief business officer for Onyx. Prior to joining Onyx in 2006, Ms. Brege was a general partner at Red Rock Capital Management, a venture capital firm, and senior vice president and chief financial officer at COR Therapeutics, Inc.  Ms. Brege currently serves as a director of Acadia Pharmaceuticals Inc. (NASDAQ: ACAD).  She previously served as a member of the board of directors of Angiotech Pharmaceuticals Inc. from 2007 to 2011. Ms. Brege earned her undergraduate degree from Ohio University and has an M.B.A. from the University of Chicago.  We believe Ms. Brege’s qualifications to sit on our board of directors include her extensive experience in the pharmaceutical and biotechnology industries, including as a public company director.

Luke Evnin, Ph.D. has served as our director since our inception in December 2006. Dr. Evnin has served as a general partner or managing director at MPM Capital since co-founding the firm in 1998. Prior to joining MPM, Dr. Evnin was at Accel Partners from 1990 to 1997 serving as general partner from 1994 to 1997. Dr. Evnin has served as director of several public companies, including EnteroMedics Inc. (NASDAQ: ETRM), Epix Medical, Inc. (NASDAQ: EPIX), Metabasis Therapeutics, Inc. (NASDAQ: MBRX), Oscient Pharmaceuticals Corporation (NASDAQ: OSCI), Restore Medical, Inc., Otix Global, Inc. (NASDAQ: OTIX), formerly known as Sonic Innovations, Inc. and Signal Pharmaceuticals, Inc. and is currently or has been a director of several private healthcare companies in both the medical device and biopharmaceutical sectors. Dr. Evnin earned his Ph.D. in biochemistry from the University of California, San Francisco and his A.B. in molecular biology from Princeton University. We believe Dr. Evnin’s qualifications to sit on our board of directors include his extensive experience with biopharmaceutical and biotechnology companies, his financial expertise and his years of experience providing strategic advisory services to diverse companies.

Directors Continuing in Office

Biographical information for our directors continuing in office is set forth below.

Class II Directors (Term Expires at 2013 Annual Meeting)

Paul Hastings has served as our director since June 2011.  Mr. Hastings has been the president and chief executive officer of OncoMed Pharmaceuticals, Inc. since January 2006. Prior to joining OncoMed, Mr. Hastings was president and chief executive officer of QLT, Inc. Before this role, Mr. Hastings served as president and chief executive officer of Axys Pharmaceuticals, Inc., which was acquired by Celera Corporation in 2001. Prior to Axys, Mr. Hastings was president of Chiron Biopharmaceuticals and also held a variety of management positions of increasing responsibility at Genzyme Corporation, including president of Genzyme Therapeutics Europe and president of Worldwide Therapeutics. Mr. Hastings was Chairman of the Board of Proteolix (sold to Onyx) and was a member of the board of directors of ViaCell Inc (sold to Perkin Elmer). Mr. Hastings currently serves as chairman of the board of the Bay Area Biosciences Association (Bay Bio) and is Vice Chair of the Emerging Companies Section of the Biotechnology Industry Organization. He received a Bachelor of Science degree in pharmacy from the University of Rhode Island.  We believe Mr. Hastings’ qualifications to sit on our board of directors include his financial expertise and his extensive experience in the pharmaceutical and biotechnology industries.

John Longenecker, Ph.D. has served as our director since July 2007. Dr. Longenecker has served as president and chief executive officer of HemaQuest Pharmaceuticals, Inc. since October 2010.  From December 2009 to March 2010, Dr. Longenecker served as the president and chief executive officer of VitreoRetinal Technologies Inc.  From February 2002 to January 2009, Dr. Longenecker was the president and chief executive officer and a member of the board of directors of Favrille, Inc. In 1992, Dr. Longenecker joined DepoTech as senior vice president of research, development and operations and then served as president and chief operating officer from February 1998 to March 1999. Under Dr. Longenecker’s leadership, DepoTech took its lead product, DepoCyt(e), from early pre-clinical research and development through to commercial launch. Following SkyePharma PLC’s acquisition of DepoTech in 1999, Dr. Longenecker served as president for the U.S. operations of SkyePharma, Inc. and as a member of the executive committee for SkyePharma PLC. From 1982 to 1992, Dr. Longenecker was at Scios Inc. (Cal Bio), a biotechnology company where he served as vice-president and director of development. Dr. Longenecker was also a director of a number of Cal Bio subsidiaries during this period including Meta Bio and Karo Bio. Dr. Longenecker holds a B.S. in chemistry from Purdue University and a Ph.D. in biochemistry from The Australian National University. He was a post doctoral fellow at Stanford University from 1980 to 1982. Dr. Longenecker’s experience as the chief executive officer of a public company, demonstrates his leadership capability and extensive knowledge of complex financial and operational issues that public companies face and a thorough understanding of our business and industry and business acumen to our board of directors. We believe Dr. Longenecker’s extensive experience in the pharmaceutical and biotechnology industries provides valuable background and insight to our board of directors.

Andreas Wicki, Ph.D. has served as our director since our inception in December 2006. Dr. Wicki is a life sciences entrepreneur and investor with over 16 years of experience in the pharmaceutical and biotechnology industries. Dr. Wicki has been chief executive officer of HBM Partners AG and HBM BioVentures AG since 2001. From 1998 to 2001, Dr. Wicki was the senior vice president of the European Analytical Operations at MDS Inc. From 1990 to 1998, he was co-owner and chief executive officer of ANAWA Laboratorien AG and Clinserve AG, two life sciences contract research companies. Dr. Wicki holds an M.Sc. and Ph.D. in chemistry and biochemistry from the University of Bern, Switzerland. He currently serves on the board of directors of Buchler GmbH, HBM BioPharma India Ltd., HBM BioVentures (Cayman) Ltd., HBM Partners AG, HBM BioCapital Ltd. and PharmaSwiss SA. We believe Dr. Wicki’s qualifications to sit on our board of directors include his extensive experience with pharmaceutical companies, his financial expertise and his years of experience providing strategic and advisory services to pharmaceutical and biotechnology organizations.

Class III Directors (Term Expires at 2014 Annual Meeting)

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

Gary Pace, Ph.D. has served as our director since June 2008. He is currently founder and chairman of the privately held Sova Pharmaceuticals Inc., founded in 2010.  He is also founder, director and consultant to QRxPharma Ltd. (ASX:QRX) founded in 2001, a director of ResMed (NYSE:RMD) since 1994 and Transition Therapeutics Inc. (CDNX:TTH) since 2002. He previously served as a member of the board of directors at Celsion Corporation (NASDAQ: CLSN) from 2002 to 2010 and Peplin Inc. (ASX: PLI) from 2004 to 2009. From 2002 to 2007, Dr. Pace was founder, chairman and chief executive officer of QRxPharma Ltd. and from 1995 to 2001, he was president and chief executive officer of RTP Pharma and from 2000 to 2002, Dr. Pace was chairman and chief executive officer of Waratah Pharmaceuticals Inc., a spin-off company from RTP Pharma. From 1993 to 1994, he was the founding president and chief executive officer of Transcend Therapeutics Inc. (formerly Free Radical Sciences Inc.), a biopharmaceutical company. From 1989 to 1993, he was senior vice president of Clintec International, Inc., a Baxter/Nestle joint venture and manufacturer of clinical nutritional products. Dr. Pace holds a B.S. with honors from the University of New South Wales and a Ph.D. from Massachusetts Institute of Technology. We believe Dr. Pace’s qualifications to sit on our board of directors include his financial expertise and his years of experience providing strategic advisory services to complex organizations, including as a public company director.

David Stack has served as our president and chief executive officer and as a director since November 2007. Mr. Stack has been a managing director of MPM Capital since 2005 and a managing partner of Stack Pharmaceuticals, Inc. since 1998. From 2001 to 2004, he was president and chief executive officer of The Medicines Company (NASDAQ: MDCO). Previously, Mr. Stack was president and general manager at Innovex, Inc. He was vice president, business development/marketing at Immunomedics from 1993 until 1995. Prior to that, he was with Roche Laboratories in positions of increasing responsibility from 1981 until 1993, including therapeutic world leader in infectious disease and director, business development and planning, infectious disease, oncology, and virology. He currently serves as a member of the board of directors of PepTx, Inc.  He was a member of the boards of directors of Molecular Insight Pharmaceuticals, Inc. (NASDAQ: MIPI) from 2006 to 2010 and BioClinica, Inc. (NASDAQ: BIOC) from 1999 to 2010. Mr. Stack holds a B.S. in pharmacy from Albany College of Pharmacy and a B.S. in Biology from Siena College. We believe Mr. Stack’s qualifications to sit on our board of directors include his extensive experience with pharmaceutical companies, his financial expertise and his years of experience providing strategic and financial advisory services to pharmaceutical and biotechnology organizations, including evaluating business plans involving clinical trials.

Procedures for Nominations to the Registrant’s Board of Directors

No changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Our board of directors has established a standing audit committee. The members of our audit committee are John Longenecker, Paul Hastings and Laura Brege, who chairs the committee.  Our board of directors has determined that each of the directors serving on our audit committee are independent within the meaning of The NASDAQ Marketplace Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Audit Committee Financial Expert

Our board of directors has determined that Ms. Brege qualifies as an audit committee financial expert within the meaning of SEC regulations and The NASDAQ Marketplace Rules.

EXECUTIVE OFFICERS

The following sets forth certain information with respect to the executive officers of the Company, as of the date of this report.

Name	Age	Position(s)
David Stack	60	President and Chief Executive Officer, Director
James Scibetta	47	Chief Financial Officer
Gary Patou, M.D	53	Chief Medical Officer
Taunia Markvicka, Pharm D	43	Vice President, Commercial
Lauren Riker	33	Executive Director, Accounting & Reporting
John Pratt	68	General Manager, San Diego Facility

David Stack see “Class III Directors (Term Expires at 2014 Annual Meeting)” above.

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

Gary Patou, M.D. has served as our chief medical officer since March 2009. Dr. Patou has been a managing director of MPM Capital since 2005. He has served as chief medical officer of the following MPM Capital portfolio companies: Peplin, Ltd. (ASX: PLI), from June 2006 to April 2007 and from June 2008 to May 2009, Cerimon Pharmaceuticals, Inc., from June 2005 to June 2006, and Oscient Pharmaceuticals, Inc., from February 2004 to April 2005. Dr. Patou currently spends part of his time as the acting chief executive officer of Cerimon Pharmaceuticals, Inc. From 2001 to 2004, he was president of Genesoft and from 1995 to 2000, Dr. Patou worked at SmithKline Beecham Pharmaceuticals, now a unit of GlaxoSmithKline (LSE: GSK), where he held positions of increasing responsibility including senior vice president and director, project and portfolio management. From 1991 to 1995, he held increasing senior, director level positions at Vernalis (LSE:VER), formerly British Biotechnology. He currently serves as a member of the board of directors of Xenon Pharmaceuticals, Inc. He served as a member of the board of directors of Oscient Pharmaceuticals Corporation (NASDAQ: OSCI) from 2005 to 2008. Dr. Patou has held a number of academic appointments at University College & Middlesex School of Medicine in London and holds an M.D. from University College, London.

Taunia Markvicka, Pharm D has served as our Vice President, Commercial since November 2010.  Dr. Markvicka is a partner at Stack Pharmaceuticals, Inc., a commercialization, marketing, and strategy firm, in addition to her role at Pacira. Her most recent pharmaceutical positions include serving as a franchise marketing director at The Medicines Company for the cardiovascular and hematology acute care products. Previously, Dr. Markvicka was Marketing Director at Watson Pharmaceuticals, where she oversaw marketing, medical marketing and new product planning for urology and general products. She was also with Advantage Healthcare, a strategic marketing and new product planning firm, as a Vice President for two years. She joined the pharmaceutical industry, initially taking a two year post-doctoral fellowship position with Sandoz (now Novartis).  Dr. Markvicka holds a Doctor of Pharmacy degree from the University of Nebraska, an MBA from St. Josephs University, and she maintains her license as a registered pharmacist.

Lauren Riker has served as our principal accounting officer since March 2012 and our Executive Director, Accounting and Financial Reporting since March 2011. Prior to joining us, Ms. Riker served as Senior Director of Financial Reporting at Ikaria, Inc. (“Ikaria”), a private critical care biopharmaceutical company, from April 2008 to April 2011, where she was responsible for the oversight, monitoring and review of Ikaria’s financial reporting, technical accounting and stock-based compensation program. From December 2004 to February 2008, Ms. Riker served as the Controller and later the Chief Accounting Officer of Bioenvision, Inc., (“Bioenvision”) a publicly traded biotechnology company. Her responsibilities at Bioenvision included preparation of the financial statements and disclosures in accordance with United States generally accepted accounting principles and the reporting requirements of the SEC and implementation of internal controls and procedures in compliance with Sarbanes-Oxley.  From 2000 to 2004, Ms. Riker worked at KPMG in the Information, Communication and Entertainment sector where she held positions of increasing responsibility, including Audit Manager. Ms. Riker holds a B.S. in accounting from Boston College and an M.B.A. from Columbia Business School.

John Pratt, has served as the General Manager of our San Diego facility since January 2012. Prior to joining us, Mr. Pratt was a general manager of Amylin Ohio LLC (“Amylin Ohio”), a subsidiary of Amylin Pharmaceuticals, from 2006 to 2011. In that role, Mr. Pratt managed a 305-person operations team while simultaneously directing Amylin Ohio’s commercial operations and leading the design, construction and FDA acceptance of a 550,000 square foot, state-of-the-art manufacturing, inspection and packaging facility. Prior to his employment with Amylin Ohio, Mr. Pratt was employed by Novo Nordisk, where he held various senior management roles related to manufacturing operations and quality control. Mr. Pratt has a B.S. in Microbiology/Chemistry from the University of Montana and took post-graduate coursework at the University of Washington.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers, and persons holding more than 10 percent of Pacira common stock must report their initial ownership of the common stock and any changes in that ownership in reports that must be filed with the SEC.  The SEC has designated specific deadlines for these reports and Pacira must identify in this proxy statement those persons who did not file these reports when due.

Based solely on a review of reports filed with Pacira, all directors, executive officers, and 10 percent owners timely filed all reports regarding transactions in Pacira’s securities required to be filed for 2011 by Section 16(a) under the Exchange Act.

Item 11.                            Executive Compensation

The following table sets forth information for our Chief Executive Officer, our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2011 for the fiscal years indicated. We refer to these individuals as our named executive officers.

Summary Compensation Table For Fiscal Years Ended December 31, 2011 and 2010

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)		Option Awards(3) ($)	All Other Compensation(4) ($)		Total ($)
David Stack	2011	409,046	206,000		—	1,504		616,550
Chief Executive Officer	2010	400,000	—		1,112,323	1,504		1,513,827
James Scibetta	2011	276,106	100,000		—	1,504		377,610
Chief Financial Officer	2010	270,000	—		370,735	1,504		642,239
Gary Patou	2011	317,604	100,000		—	19,056	(6)	436,660
Chief Medical Officer(5)	2010	336,660	300,000	(2)	295,018	19,056	(6)	950,734

(1)             Represents a cash bonus approved in December 2011 and paid in January 2012.

(2)             Represents a bonus paid to Dr. Patou upon the successful completion of the NDA submission for EXPAREL pursuant to the Services Agreement with MPM Asset Management LLC, or MPM AM, and Dr. Patou.

(3)             Represents the grant date fair value of option awards granted in 2010 in accordance with ASC 718. Our named executive officers will only realize compensation to the extent the fair value of our common stock is greater than the exercise price of such stock options.

(4)             Amounts represent the value of perquisites and other personal benefits which are further detailed in the table below:

Name	2010 Group Life Insurance ($)	2011 Group Life Insurance ($)	Payments to MPM ($)
David Stack	1,504	1,504	—
James Scibetta	1,504	1,504	—
Gary Patou	—	—	38,112

(5)             Dr. Patou, a managing director at MPM, is a consultant to us and provided the services customarily expected of a chief medical officer. Pursuant to the Services Agreement with MPM AM and Dr. Patou, we paid a service fee of $26,467 per month to MPM AM for the services provided by Dr. Patou and MPM AM. For more information, see “Employment Agreements, Severance and Change in Control Arrangements — Services Agreement with MPM and Gary Patou” below.

(6)             Amount represents benefit payment made to MPM pursuant to the Services Agreement.

Outstanding Equity Awards at Year End

The following table sets forth certain information with respect to outstanding options held by our named executive officers at December 31, 2011.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
David Stack	151,095	34,865	(1)	$1.61	9/2/2020
	79,905	175,790	(2)	1.61	9/2/2020
	39,616	118,850	(3)	5.49	12/29/2020
James Scibetta	60,438	13,946	(1)	1.61	9/2/2020
	22,809	50,180	(2)	1.61	9/2/2020
	13,219	39,659	(3)	5.49	12/29/2020
Gary Patou	47,973	11,069	(1)	1.61	9/2/2020
	18,451	40,591	(2)	1.61	9/2/2020
	10,592	31,777	(3)	5.49	12/29/2020

(1)             This option vested with respect to 50% of the shares subject to the option on September 2, 2010 and vests with respect to the remaining shares in approximately equal successive monthly installments over 24 months thereafter provided that the named executive officer continues to provide services to us over such period.

(2)            This option vested with respect to 25% of the shares subject to the option on September 2, 2011 and vests with respect to the remaining shares in approximately equal successive monthly installments over 36 months thereafter provided that the named executive officer continues to provide services to us over such period.

(3)             This option vested with respect to 25% of the shares subject to the option on December 29, 2011 and vests with respect to the remaining shares in approximately equal successive monthly installments over 36 months thereafter provided that the named executive officer continues to provide services to us over such period.

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

If any of our named executive officers, other than our chief executive officer, (i) is terminated for any reason other than for “cause,” or (ii) terminates his or her employment for “good reason,” then such executive officer will be entitled to:

·                  earned and accrued base salary, bonus, vacation time and other benefits;

·                  monthly salary continuation payments for a period of nine months from the effective date of the release required to be provided as a condition to receiving these payments;

·                  health insurance coverage, subject to cost sharing, for 12 months following the effective date of the release required to be provided as a condition to receiving this coverage; and

·                  immediate vesting of the portion of the unvested options granted to him or her in connection with the agreement that would have become vested during the nine month period following the date of termination.

If our chief executive officer (i) is terminated for any reason other than for “cause,” or (ii) terminates his employment for “good reason,” then he will be entitled to:

·                  earned and accrued base salary, bonus, vacation time and other benefits;

·                  monthly salary continuation payments for a period of 12 months from the effective date of the release required to be provided as a condition to receiving these payments;

·                  health insurance coverage, subject to cost sharing, for 12 months following the effective date of the release required to be provided as a condition to receiving this coverage; and

·                  immediate vesting of the portion of the unvested options granted to him in connection with the agreement that would have become vested during the 12 month period.

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

On December 7, 2011, the compensation committee and the audit committee of our board of directors approved, and on December 8, 2011 the Company entered into, an Amendment to Services Agreement with MPM AM and Dr. Patou which amends the prior Services Agreement between the Company, MPM AM and Dr. Patou.  Prior to amending the existing Services Agreement, the business time Dr. Patou and MPM AM would spend consulting for the Company would have been reduced from 80% in 2011 to 50% in 2012 and the monthly services fee would have been reduced from $26,467 to $15,880. Pursuant to the terms of the Amended Services Agreement, Dr. Patou and MPM AM will continue to devote 80% of the business time to consulting for the Company, and the monthly services fee will remain $26,467, through September 30, 2012. After September 30, 2012, Dr. Patou and MPM AM will provide services to the Company at a reduced rate of 50% business time and $15,880 in monthly services fees.

Director Compensation

Non-Employee Director Compensation Policy

On June 2, 2011, our board of directors approved a compensation policy for our non-employee directors.  This policy provides for the following compensation to our non-employee directors:

Initial Stock Option Grant —Non-Employee Directors.  Each non-employee director that joins our board of directors after June 2, 2011 will receive an option under our then existing equity incentive plan to purchase an aggregate of 15,000 shares of common stock, upon his or her initial appointment to our board of directors.  Subject to the non-employee director’s continued service as a director, the shares underlying this option will vest in 24 equal successive monthly installments over the 24 month period following the date of grant.  In the event of a change of control or our liquidation or dissolution, 100% of the then unvested shares will immediately vest upon a change of control or our liquidation or dissolution.  The exercise price of the option will be equal to the fair market value of the common stock on the date of grant which our board of directors determines to be the closing price per share of common stock as reported on The Nasdaq Global Market on such date.

Annual Stock Option Grant.  Each non-employee director will receive an option under the our then existing stock incentive plan to purchase an aggregate 5,000 shares of common stock on the date of our first board of directors meeting held after each annual meeting of stockholders. Unless otherwise provided at the time of grant, subject to the non-employee director’s continued service as a director, the shares underlying this option will vest in 12 equal successive monthly installments over the 12 month period following the date of grant.  In the event of a change of control or our liquidation or dissolution, 100% of the then unvested shares will vest in full.  The exercise price of the option will be equal to the fair market value of the common stock on the date of grant which our board of directors determines to be the closing price per share of common stock as reported on The Nasdaq Global Market on such date.

Annual Fees.  Each non-employee director will receive an annual fee as follows:

Board Annual Fee — each non-employee member of our board of directors will receive an annual fee of $35,000 and the chairman of the board will receive an additional annual fee of $25,000, in each case relating to such director’s service on our board of directors.

Audit Committee Annual Fee — the chair of the Audit Committee will receive an annual fee of $15,000 and each other non-employee member of the Audit Committee will receive an annual fee of $7,500, in each case relating to such director’s service on the Audit Committee.

Compensation Committee Annual Fee — the chair of the Compensation Committee will receive an annual fee of $15,000 and each other non-employee member of the Compensation Committee will receive an annual fee of $7,500, in each case relating to such director’s service on the Compensation Committee.

Nominating and Corporate Governance Committee Annual Fee — the chair of the Nominating and Corporate Governance Committee will receive an annual fee of $10,000 and each other non-employee member of the Nominating and Corporate Governance Committee will receive an annual fee of $5,000, in each case relating to such director’s service on the Nominating and Corporate Governance Committee.

Each annual fee shall be payable in advance in four equal quarterly installments on the first day of each calendar quarter, provided that the amount of such payment shall be prorated for any portion of such quarter that the director was not serving on our board of directors.  Each non-employee director will also be reimbursed for reasonable travel and other expenses in connection with attending meetings of the Board and any committee on which he or she serves.

We do not compensate members of our board of directors who are also employees of the Company for service on our board of directors.

Director Compensation Table - 2011

The following table sets forth a summary of the compensation earned by our directors for the year ended December 31, 2011, with the exception of Mr. Stack, whose compensation is included in the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation(3)	Total ($)(4)
Fred Middleton	61,313	149,859	8,300	219,472
Luke Evnin, Ph.D.	38,604	149,859	—	188,463
Carl Gordon, Ph.D.(2)	16,528	—	—	16,528
John Longenecker, Ph.D.	52,438	47,750	—	100,188
Gary Pace, Ph.D.	43,354	47,750	6,384	97,488
Andreas Wicki, Ph.D.	—	—	—	—
Paul Hastings	33,222	143,250	—	176,472
Laura Brege	28,899	143,250	—	172,149

(1)             Represents the grant date fair value of option awards granted in 2011 in accordance with ASC Topic 718, or ASC 718, formerly Statement of Financial Accounting Standards No. 123(R). Our directors will only realize compensation to the extent the fair value of our common stock is greater than the exercise price of such stock options. For information regarding assumptions underlying the valuation of equity awards, see note 11 to our financial statements included in our Annual Report on Form 10-K.

(2)             Dr. Gordon resigned from our board of directors effective June 2, 2011.

(3)             Represents the compensation cost computed in accordance with FASB ASC Topic 718 for shares in the Company’s follow-on offering times discount from market price.

(4)             The aggregate number of stock awards and aggregate number of option awards outstanding for each of our directors as of December 31, 2011, are as follows:

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date
Fred Middleton	—	4,649	$1.61	9/2/2020
	—	1,395	5.49	12/29/2020
	7,846	7,846	13.98	6/2/2021
Luke Evnin, Ph.D.	—	4,649	$1.61	9/2/2020
	—	1,395	5.49	12/29/2020
	7,846	7,846	13.98	6/2/2021
Carl Gordon	—	—	—	—
John Longenecker, Ph.D.	8,891	7,845	$1.61	9/2/2020
	2,500	2,500	13.98	6/2/2021
Gary Pace, Ph.D.	7,497	9,239	$1.61	9/2/2020
	2,500	2,500	13.98	6/2/2021
Andreas Wicki, Ph.D.	—	—	—	—
Paul Hastings	3,750	11,250	13.98	6/2/2021
Laura Brege	3,750	11,250	13.98	6/2/2021

ITEM 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, regarding the beneficial ownership of our common stock as of February 29, 2012 (except where otherwise noted), by:

·   each of our directors;

·   each of our named executive officers;

·   each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and

·   all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options and warrants that are immediately exercisable or exercisable within 60 days after February 29, 2012. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations for beneficial ownership are based on 25,357,189 shares outstanding as of February 29, 2012. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Pacira Pharmaceuticals, Inc., 5 Sylvan Way, Suite 100, Parsippany, New Jersey 07054.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed shares of common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 29, 2011 to be outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
5% Stockholders
HBM BioVentures (Cayman) Ltd.(1)	3,513,026	13.8%
MPM Capital and its affiliates(2)	3,369,511	13.2%
OrbiMed Advisors and its affiliates(3)	2,525,032	9.9%
Sanderling Ventures and its affiliates(4)	3,000,952	11.8%
T. Rowe Price Associates, Inc. (5)	3,098,450	12.2%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned
Officers and Directors
David Stack(6)	341,222	1.2%
James Scibetta(7)	118,154	*
Gary Patou(8)	90,387	*
Laura Brege(9)	6,250	*
Luke Evnin(10)	3,385,610	12.0%
Paul Hastings(11)	6,250	*
John Longenecker(12)	15,770	*
Fred Middleton(13)	3,027,051	10.7%
Gary Pace(14)	22,688	*
Andreas Wicki(15)	3,513,026	12.5%
All current executive officers and directors as a group	10,567,642	36.5%

(1)             The address for HBM BioVentures (Cayman) Ltd. is Centennial Towers, Suite 305, 2454 West Bay Road, Grand Cayman, Cayman Islands, B.V.I. Consists of (i) 3,433,933 shares of common stock held by HBM BioVentures (Cayman) Ltd., and (ii) 79,033 shares of common stock issuable upon exercise of warrants held by HBM BioVentures (Cayman) Ltd.  The board of directors of HBM BioVentures (Cayman) Ltd. has sole voting and investment power with respect to the shares held by such entity and acts by majority vote. The board of directors of HBM BioVentures (Cayman) Ltd. is comprised of John Arnold, Richard Coles, Sophia Harris, Dr. Andreas Wicki and John Urquhart, none of whom has individual voting or investment power with respect to such shares.

(2)             The address for funds managed by MPM Capital is 200 Clarendon St., 54th Floor, Boston, MA 02116. Consists of (i) 3,083,973 shares of common stock held by MPM BioVentures IV-QP, L.P., (ii) 118,812 shares of common stock held by MPM BioVentures IV GmbH & Co. Beteiligungs KG, (iii) 87,694 shares of common stock held by MPM Asset Management Investors BV4 LLC, (iv) 74,073 shares of common stock issuable upon exercise of warrants held by MPM BioVentures IV-QP, L.P., (v) 2,853 shares of common stock issuable upon exercise of warrants held by MPM BioVentures IV GmbH & Co. Beteiligungs KG, and (vi) 2,106 shares of common stock issuable upon exercise of warrants held by MPM Asset Management Investors BV4 LLC.  Dr. Patou is a Managing Director of MPM Asset Management LLC. MPM Asset Management LLC is the Management Company of MPM BioVentures IV LLC. MPM BioVentures IV LLC is the Managing Member of MPM BioVentures IV GP LLC, which is the General Partner of MPM BioVentures IV-QP, LP. and the Managing Limited Partner of MPM BioVentures IV GmbH & Co. Beteiligungs KG. MPM BioVentures IV LLC is the Manager of MPM Asset Management Investors BV4 LLC. Dr. Evnin is a Member of MPM BioVentures IV LLC. Dr. Evnin has a shared power to vote, acquire, hold and dispose of all shares and warrants. Dr. Evnin disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(3)             The number of shares of common stock held is as of March 12, 2012 and is based solely upon Amendment No. 2 to the Schedule 13D filed March 19, 2012, by Orbimed Advisors LLC and its affiliates (“OrbiMed”). The number of warrants held is as of March 12, 2012 and is based upon the Company’s records.  Consists of (i) 2,423,000 shares of common stock held by OrbiMed Private Investments III, LP, (ii) 23,000 shares of common stock held by OrbiMed Associates III, LP, (iii) 78,287 shares of common stock issuable upon exercise of warrants held by OrbiMed Private Investments III, LP, and (iv) 745 shares of common stock issuable upon exercise of warrants held by OrbiMed Associates III, LP.  For purposes of the reporting requirements of the Exchange Act, OrbiMed is deemed to be a beneficial owner of 2,525,032 shares of our common stock.

(4)             The address for funds managed by Sanderling Ventures is 400 South El Camino Real, Suite 1200, San Mateo, California 94402. Consists of (i) 1,382,562 shares of common stock held by Sanderling Venture Partners VI, L.P., (ii) 47,754 shares of common stock held by Sanderling VI Beteiligungs GmbH & Co. KG, (iii) 56,896 shares of common stock held by Sanderling VI Limited Partnership, (iv) 1,336,113 shares of common stock held by Sanderling Venture Partners VI Co-Investment Fund, L.P., (v) 98,596 shares of common stock held by Sanderling Ventures Management VI, (vi) 38,193 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI, L.P., (vii) 1,337 shares of common stock issuable upon exercise of warrants held by Sanderling VI Beteiligungs GmbH & Co. KG, (viii) 1,593 shares of common stock issuable upon exercise of warrants held by Sanderling VI Limited Partnership, and (ix) 37,908 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI Co-Investment Fund, L.P. Mr. Middleton is a managing director of Middleton, McNeil, Mills & Associates VI, LLC, which has the ultimate voting and investment power over shares held of record by Sanderling Venture Partners VI, L.P., Sanderling VI Beteiligungs GmbH & Co. KG, Sanderling VI Limited Partnership and Sanderling Venture Partners VI Co-Investment Fund, L.P. and he may be deemed to have voting and investment power over shares held of record by Sanderling Venture Partners VI, L.P., Sanderling VI Beteiligungs GmbH & Co. KG, Sanderling VI Limited Partnership and Sanderling Venture Partners VI Co-Investment Fund, L.P. Mr. Middleton is the owner of Sanderling Ventures Management VI and he may be deemed to have voting and investment power over shares held of record by Sanderling Ventures Management VI. Mr. Middleton disclaims beneficial ownership over the shares held by Sanderling Ventures and its affiliates, except to the extent of his pecuniary interest therein.

(5)             The number of shares is as of December 31, 2011 and based solely upon Amendment No. 1 to the Schedule 13G filed February 14, 2012, by T. Rowe Price Associates, Inc. (“Price Associates”).  These securities are owned by various individual and institutional investors with which Price Associates serves as investment advisor with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Exchange Act, Price Associates is deemed to be a beneficial owner of 3,098,450 shares of our common stock.

(6)             Consists of (i) 2,000 shares of common stock held by Mr. Stack, (ii) 18,596 shares of common stock held by Stack Schroon Mohawk FLP and (iii) 320,626 shares of common stock issuable upon exercise of stock options within 60 days of February 29, 2012. Mr. Stack is the general partner of Stack Schroon Mohawk FLP.

(7)             Consists of (i) 5,000 shares of common stock and (ii) 113,154 shares of common stock issuable upon exercise of stock options within 60 days of February 29, 2012.

(8)             Consists of 90,387 shares of common stock issuable upon exercise of stock options within 60 days of February 29, 2012.

(9)             Consists of 6,250 shares of common stock issuable upon exercise of stock options within 60 days of February 29, 2012.

(10)       Consists of (i) 3,083,973 shares of common stock held by MPM BioVentures IV-QP, L.P., (ii) 118,812 shares of common stock held by MPM BioVentures IV GmbH & Co. Beteiligungs KG, (iii) 87,694 shares of common stock held by MPM Asset Management Investors BV4 LLC, (iv) 74,073 shares of common stock issuable upon exercise of warrants held by MPM BioVentures IV-QP, L.P., (v) 2,853 shares of common stock issuable upon exercise of warrants held by MPM BioVentures IV GmbH & Co. Beteiligungs KG, (vi) 2,106 shares of common stock issuable upon exercise of warrants held by MPM Asset Management Investors BV4 LLC and (vii) 16,099 shares of common stock issuable upon exercise of stock options held by Dr. Evnin that are exercisable within 60 days of February 29, 2012. Dr. Evnin is a Member of MPM BioVentures IV LLC. MPM BioVentures IV LLC is the Managing Member of MPM BioVentures IV GP LLC, which is the General Partner of MPM BioVentures IV-QP, LP and the Managing Limited Partner of MPM BioVentures IV GmbH & Co. Beteiligungs KG. MPM BioVentures IV LLC is the Manager of MPM Asset Management Investors BV4 LLC. Dr. Evnin has a shared power to vote, acquire, hold and dispose of all shares and warrants. Dr. Evnin disclaims beneficial ownership of the securities except to the extent of their pecuniary interest therein.

(11)       Consists of 6,250 shares of common stock issuable upon exercise of stock options within 60 days of February 29, 2012.

(12)       Consists of 15,770 shares of common stock issuable upon exercise of stock options within 60 days of February 29, 2012.

(13)       Consists of (i) 1,382,562 shares of common stock held by Sanderling Venture Partners VI, L.P., (ii) 47,754 shares of common stock held by Sanderling VI Beteiligungs GmbH & Co. KG, (iii) 56,896 shares of common stock held by Sanderling VI Limited Partnership, (iv) 1,336,113 shares of common stock held by Sanderling Venture Partners VI Co-Investment Fund, L.P., (v) 98,596 shares of common stock held by Sanderling Ventures Management VI, (vi) 38,193 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI, L.P., (vii) 1,337 shares of common stock issuable upon exercise of warrants held by Sanderling VI Beteiligungs GmbH & Co. KG, (viii) 1,593 shares of common stock issuable upon exercise of warrants held by Sanderling VI Limited Partnership, (ix) 37,908 shares of common stock issuable upon exercise of warrants held by Sanderling Venture Partners VI Co-Investment Fund, L.P. and (x) 16,099 shares of common stock issuable upon exercise of stock options held by Mr. Middleton that are exercisable within 60 days of February 29, 2012.  Mr. Middleton is a managing director of Middleton, McNeil, Mills & Associates VI, LLC, which has the ultimate voting and investment power over shares held of record by Sanderling Venture Partners VI, L.P., Sanderling VI Beteiligungs GmbH & Co. KG, Sanderling VI Limited Partnership and Sanderling Venture Partners VI Co-Investment Fund, L.P. and he may be deemed to have voting and investment power over shares held of record by Sanderling Venture Partners VI, L.P., Sanderling VI Beteiligungs GmbH & Co. KG, Sanderling VI Limited Partnership and Sanderling Venture Partners VI Co-Investment Fund, L.P. Mr. Middleton is the owner of Sanderling Ventures Management VI and he may be deemed to have voting and investment power over shares held of record by Sanderling Ventures Management VI. Mr. Middleton disclaims beneficial ownership over the shares held by Sanderling Ventures and its affiliates, except to the extent of his pecuniary interest therein.

(14)       Consists of (i) 7,692 shares of common stock and (ii) 14,996 shares of common stock issuable upon exercise of stock options within 60 days of February 29, 2012.

(15)       Consists of (i) 3,433,933 shares of common stock held by HBM BioVentures (Cayman) Ltd., and (ii) 79,033 shares of common stock issuable upon exercise of warrants held by HBM BioVentures (Cayman) Ltd.  The board of directors of HBM BioVentures (Cayman) Ltd. has sole voting and investment power with respect to the shares held by such entity and acts by majority vote. The board of directors of HBM BioVentures (Cayman) Ltd. is comprised of John Arnold, Richard Coles, Sophia Harris, Dr. Andreas Wicki and John Urquhart, none of whom has individual voting or investment power with respect to such shares.

Equity Compensation Plan Information

Set forth below is information as of December 31, 2011, regarding our equity compensation plans:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:	2,337,017	$3.915	33,050
Equity compensation plans not approved by security holders:	—	—	—
Total	2,337,017	$3.915	33,050

Item 13.         Certain Relationships and Related Transactions, and Director Independence

The following is a description of transactions entered into after January 1, 2010 to which we have been a party, in which the amount involved in the transaction exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, or affiliates or immediate family members of any of our directors, executive officers or beneficial owners of more than 5% of our voting securities, had or will have a direct or indirect material interest. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, from unrelated third parties.

Debt Financings

2010 Secured Debt Financing

In March 2010, we entered into an agreement with certain of our existing investors as set forth in the table below to issue $15.0 million in aggregate principal amount of secured notes, or the 2010 Secured Notes, in a private placement and the investors purchased the entire $15.0 million of 2010 Secured Notes. To secure the performance of our obligations under the purchase agreement for the 2010 Secured Notes, we granted a subordinated security interest in substantially all of our assets, including our intellectual property assets, to the investors. In connection with entering into the Hercules Credit Facility (as described below), the holders of the 2010 Secured Notes entered into a subordination and intercreditor agreement with the lenders under the Hercules Credit Facility pursuant to which the 2010 Secured Notes were subordinated to the Hercules Credit Facility. The holders of the 2010 Secured Notes previously entered into a separate intercreditor agreement with the holders of convertible notes and secured notes we had issued in 2009 pursuant to which the 2009 convertible notes were subordinated to the 2010 Secured Notes and the 2009 secured notes, and the holders of the 2010 Secured Notes agreed to share payments pro rata with the holders of the 2009 secured notes.

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

All principal and interest due under the 2010 Secured Notes was converted into 1,156,606 shares of our common stock upon completion of our initial public offering. Purchasers of the 2010 Secured Notes included certain holders of more than 5% of our capital stock, or entities affiliated with them. The following table sets forth the amount of notes purchased by each such holder and the date of purchase.

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

HBM Term Loan

On April 30, 2010, we entered into a subordinated secured note purchase agreement with entities affiliated with HBM BioVentures, or HBM, to issue $3.8 million in aggregate principal amount of secured notes, or the HBM Secured Notes, in a private placement. HBM purchased the entire $3.8 million of the HBM Secured Notes. To secure the performance of our obligations under the purchase agreement for the HBM Secured Notes, we granted a subordinated security interest in substantially all of our assets, including our intellectual property assets, other than the assets that secure our obligations under the Amended and Restated Royalty Interests Assignment Agreement. The HBM Secured Notes carry an interest rate of approximately 10% per year. In addition, the HBM Secured Notes require a final payment fee if they are prepaid prior to the maturity date. The maturity date of the HBM Secured Notes is the earliest of (1) a sale of the Company, (2) the date which is 30 days after the last day of the month that is 33 months after the expiration of the “interest only period” under the Hercules Credit Facility and (3) 91 days after the date that all obligations under the Hercules Credit Facility are paid in full and the Hercules Credit Facility is terminated. In connection with entering into the Hercules Credit Facility, the holders of the HBM Secured Notes entered into a subordination and intercreditor agreement with the lenders under the Hercules Credit Facility pursuant to which the HBM Secured Notes were subordinated to the Hercules Credit Facility.

All principal and interest due under the HBM Secured Notes was converted into 297,359 shares of our common stock upon completion of our initial public offering. Purchasers of the HBM Secured Notes included certain holders of more than 5% of our capital stock, or entities affiliated with them.

December 2010 Convertible Notes

On December 29, 2010, we sold $7.5 million in aggregate principal amount of convertible promissory notes, or the December 2010 Convertible Notes, in a private placement to certain of our existing investors. 50% of the principal amount was funded on December 29, 2010. In connection with the issuance and sale of the December 2010 Convertible Notes, we issued warrants to the holders of the December 2010 Convertible Notes to purchase an aggregate of 167,361 shares of our common stock with an exercise price of $13.44 per share. The December 2010 Convertible Notes had an interest rate of 5% per year from and after March 31, 2011 and all principal and accrued and unpaid interest on the December 2010 Convertible Notes is due and payable upon the earliest of: (1) a sale of us, (2) the date which is 30 days after the last day of the month that is 33 months after the expiration of the “interest only period” under the Hercules Credit Facility and (3) 91 days after the date that all obligations under the Hercules Credit Facility are paid in full and the Hercules Credit Facility is terminated.

Upon completion of our initial public offering, all principal and interest due under the December 2010 Convertible Notes was converted into shares of our common stock at a conversion price equal to the price per share of common stock sold in our initial public offering. Purchasers of the December 2010 Convertible Notes included certain holders of more than 5% of our capital stock, or entities affiliated with them.

The following table sets forth the aggregate principal amount of December 2010 Convertible Notes purchased by each such holder and the warrants received in connection with the purchase of the December 2010 Convertible Notes.

Purchaser	Aggregate Principal Amount of Notes	Number of Warrant Shares
HBM BioVentures	$1,875,000	41,841
Entities affiliated with MPM Capital	$1,875,000	41,840
Entities affiliated with OrbiMed Advisors	$1,875,000	41,840
Entities affiliated with Sanderling Ventures	$1,875,000	41,840

Stockholder Guarantee under Hercules Credit Facility

On November 24, 2010, we entered into a $26.3 million credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., as lenders, or the Hercules Credit Facility. We borrowed under the Hercules Credit Facility an aggregate principal amount of $26.3 million.

The Hercules Credit Facility is guaranteed by MPM Capital, Sanderling Ventures and OrbiMed Advisors, and entities affiliated with them, which are holders of more than 5% of our voting securities, on a several and not joint basis, which guarantee is limited to each such stockholder’s pro rata portion of the outstanding principal and accrued and unpaid interest under the Hercules Credit Facility, but in no event to exceed $11.3 million in the aggregate. The obligations of these stockholders under the guarantee is not triggered until the earlier to occur of (i) 30 days after written notice from the agent that our obligations under the Hercules Credit Facility have been accelerated, and (ii) the occurrence of a bankruptcy or insolvency event with respect to the borrower under the Hercules Credit Facility, us or any of the guarantors. The guarantee by these stockholders of the Hercules Credit Facility also includes covenants that require each such investor to maintain at all times unfunded commitments from its fund investors in an amount equal to at least one and one-half times the maximum amount that the investor may be obligated for under the stockholder guarantee, and also includes certain control requirements with respect to such stockholders. The guarantee by these stockholders of the Hercules Credit Facility replaced the guarantee under the GECC Credit Facility which was terminated in November 2010.  In December 2011, the guarantee by these stockholders was terminated in accordance with the term of the Hercules Credit Facility.

Investors’ Rights Agreement

In March 2007, we entered into an investors’ rights agreement with purchasers of our Series A convertible preferred stock. This agreement provides these purchasers with certain rights relating to the registration of their shares of common stock that were issued upon conversion of their Series A convertible preferred stock The registration rights terminate in February 2016, five years following the completion of our initial public offering, or for any particular holder with registration rights, at such time when all securities held by that stockholder may be sold pursuant to Rule 144 under the Securities Act.

Employment Agreements

We entered into employment agreements with the following executive officers and key employees: David Stack, our chief executive officer, James Scibetta, our chief financial officer, and Taunia Markvicka, our Vice President, Commercial. For further information, see “Employment Agreements, Severance and Change in Control Arrangements” under Item 11 above. In addition we have entered into an offer letter with Lauren Riker, our Executive Director, Accounting & Reporting.

Services Agreements

We entered into a services agreement with Gary Patou, our chief medical officer, and MPM AM. For further information, see “Services Agreement with MPM and Gary Patou” under Item 11 above.

In addition to the amounts paid to Gary Patou, MPM AM provides clinical management and subscription services to us. During the period from January 1, 2010 to December 31, 2011, we paid an aggregate of $1.2 million to MPM AM for these services.

In February 2008, we entered into a services agreement with Stack Pharmaceuticals, Inc., or SPI, an entity controlled by David Stack, our chief executive officer. Pursuant to the agreement, SPI provided us with the use of SPI’s office facilities which included the use of office space for our employees, office furnishings, phone system, internet connections, printers and other related office amenities such as conference rooms. The office facilities are located at 5 Sylvan Way, Parsippany, New Jersey. Pursuant to the agreement, we paid SPI amounts ranging from $10,500 to $18,250 per month during the term of the services agreement. The term of the agreement was one year and was renewable upon consent of both parties and the agreement may be cancelled with 60 days written notice by either party. In February 2009, we renewed the agreement on a month-to-month basis, and we terminated this agreement in November 2011.

In August 2010, we entered into a new services agreement with SPI that replaced the agreement that we entered into in February 2008. Pursuant to the new agreement, SPI provides us with the use of SPI’s office facilities which includes the use of office space for our employees, office furnishings, phone system, internet connections, printers and other related office amenities such as conference rooms. In addition, SPI provides consulting services and commercial leadership related to EXPAREL regarding the development of strategic plans and analyses for the commercialization of EXPAREL, support in the development of documents, data and materials for investor and commercial partner presentations and documents, and commercial leadership in support of our website. SPI provided these services from time to time as we requested from August 2010 through the termination of the Agreement in November 2011.

In addition, during 2008, 2009, 2010 and 2011, upon our request, SPI performed various projects, all of which have been completed by SPI. These projects included a business analysis and commercial recommendation for our DepoDur product, a market research project related to the development of a DepoMethotrexate product, market research and forecasting in support of clinical development of EXPAREL for the potential additional indications of nerve block and epidural administration and reimbursement for access to Datamonitor reports for commercial analysis and partnering discussions regarding EXPAREL.

During the period from January 1, 2010, through December 31, 2011, we have paid SPI an aggregate of $0.5 million for the above services provided by SPI.

In April 2010, we signed a statement of work for a feasibility study with Rhythm Pharmaceuticals, Inc. We earned contract revenue of approximately $290,000 from this statement of work during the period from April 2010 through September 30, 2011. MPM Capital and its affiliates are holders of more than 5% of our capital stock. We have been informed that MPM Capital and its affiliates are holders of more than 10% of the capital stock of Rhythm Pharmaceuticals, Inc. and a managing director of MPM Capital is a member of the board of directors of Rhythm Pharmaceuticals, Inc.

Indemnification of Officers and Directors

Our amended and restated certificate of incorporation and amended and restated bylaws, provide that we indemnify each of our directors and officers to the fullest extent permitted by the Delaware General Corporation Law. Further, we have entered into indemnification agreements with each of our directors and officers, and we have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment under certain circumstances.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy which sets forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, the amount involved exceeds the lesser of (1) $120,000 or (2) one percent of the average of our total assets at year end for the last two completed fiscal year, and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness, and employment by us of a related person.

Any related person transaction proposed to be entered into by us is required to be reported to our chief financial officer and will be reviewed and approved by the audit committee in accordance with the terms of the policy, prior to effectiveness or consummation of the transaction, whenever practicable. If our chief financial officer determines that advance approval of a related person transaction is not practicable under the circumstances, the audit committee will review and, in its discretion, may ratify the related person transaction at the next meeting of the audit committee, or at the next meeting following the date that the related person transaction comes to the attention of our chief financial officer. Our chief financial officer, however, may present a related person transaction arising in the time period between meetings of the audit committee to the chair of the audit committee, who will review and may approve the related person transaction, subject to ratification by the audit committee at the next meeting of the audit committee.

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

A related person transaction reviewed under this policy will be considered approved or ratified if it is authorized by the audit committee in accordance with the standards set forth in our related person transaction policy after full disclosure of the related person’s interests in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

·                  the related person’s interest in the related person transaction;

·                  the approximate dollar value of the amount involved in the related person transaction;

·                  the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

·                  whether the transaction was undertaken in the ordinary course of business;

·                  whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

·                  the purpose of, and the potential benefits to us of, the transaction; and

·                  any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to stockholders in light of the circumstances of the particular transaction.

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

Director Independence

Rule 5605 of the NASDAQ Marketplace Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing.  Under The NASDAQ Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of our directors (including Dr. Gordon, who resigned from our board of directors effective June 2, 2011), with the exception of David Stack, is an “independent director” as defined under Rule 5605(a)(2) of The NASDAQ Marketplace Rules. In making such independence determination, the board of directors considered the relationships that each such non-employee director has with us and all other facts and circumstances that the board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock.

Item 14.     Principal Accounting Fees and Services

Pacira paid the following fees to its independent registered public accounting firm for the audit of the consolidated financial statements and for other services provided in the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees(1)	$466,000	$568,000
Audit Related Fees(2)	—	8,000
Tax Fees(3)	—	1,000
All Other Fees	—	—
Total Fees	$466,000	$577,000

(1) Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with registration statements including: IPO and follow-on offering, and audits of 2007-2009 financial statements in connection with the IPO.

(2) Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

(3) Tax fees consist of fees for tax compliance, tax advice and tax planning services.

Audit Committee Pre-approval Policy and Procedures

Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our registered public accounting firm.  This policy generally provides that we will not engage our registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months.  Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our Audit Committee has also delegated to the chairman of our Audit Committee the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm.  Any approval of services by a member of our Audit Committee pursuant to this delegated authority is reported on at the next meeting of our Audit Committee.

During our 2011 fiscal year, no services were provided to us by J.H. Cohn LLP or any other accounting firm other than in accordance with the pre-approval policies and procedures described above.

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

Not applicable.

(3)      Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC.

Date: March 27, 2012	By:	/s/ David Stack
David Stack
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Stack	Director, President and Chief Executive Officer
David Stack	(Principal Executive Officer)	March 27, 2012

/s/ James Scibetta	Chief Financial Officer
James Scibetta	(Principal Financial Officer)	March 27, 2012

/s/ Lauren Riker	Executive Director, Accounting and Reporting
Lauren Riker	(Principal Accounting Officer)	March 27, 2012

/s/ Fred Middleton	Chairman
Fred Middleton		March 27, 2012

/s/ Luke Evnin	Director
Luke Evnin		March 27, 2012

/s/ Laura Brege	Director
Laura Brege		March 27, 2012

/s/ John Longenecker	Director
John Longenecker		March 27, 2012

/s/ Gary Pace	Director
Gary Pace		March 27, 2012

/s/ Andreas Wicki	Director
Andreas Wicki		March 27, 2012

/s/ Paul Hastings	Director
Paul Hastings		March 27, 2012

Pacira Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pacira Pharmaceuticals, Inc.

We have audited the consolidated balance sheets of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and their results of operations and cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 27, 2012

Pacira Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$46,168	$26,133
Restricted cash	1,299	1,314
Short-term investments	29,985	—
Trade accounts receivable	2,113	1,191
Inventories	1,245	1,605
Prepaid expenses and other current assets	1,839	812
Total current assets	82,649	31,055
Fixed assets, net	25,103	23,950
Intangibles, net	5,259	8,912
Other assets	479	2,645
Total assets	$113,490	$66,562
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,440	$4,315
Accrued expenses	7,159	4,983
Current portion of royalty interest obligation	1,219	1,575
Current portion of deferred revenue	13,054	2,267
Current portion of long-term debt	7,039	3,182
Total current liabilities	31,911	16,322
Related party debt, including accrued interest	—	49,795
Long-term debt	18,537	21,869
Royalty interest obligation	1,537	2,996
Deferred revenue	8,416	18,138
Contingent purchase liability	2,042	2,042
Other liabilities	2,778	3,783
Total liabilities	65,221	114,945
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at December 31, 2011; 88,000,000 shares authorized, 6,322,640 shares issued and outstanding at December 31, 2010	—	6
Common stock, par value $0.001; 250,000,000 shares authorized, 25,340,103 shares issued and 25,339,038 shares outstanding at December 31, 2011; 120,000,000 authorized, 575,095 shares issued and 574,030 shares outstanding at December 31, 2010	25	1
Additional paid-in capital	228,470	88,523
Accumulated deficit	(180,239)	(136,911)
Accumulated other comprehensive income	15	—
Treasury stock at cost, 1,065 shares	(2)	(2)
Total stockholders’ equity (deficit)	48,269	(48,383)
Total liabilities and stockholders’ equity (deficit)	$113,490	$66,562

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Consolidated Statements of Operations

 (In thousands, except share and per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Supply and royalty revenue	$10,615	$11,345	$10,368
Collaborative licensing and development revenue	5,074	3,217	4,638
Total revenues	15,689	14,562	15,006
Operating expenses:
Cost of revenues	16,739	12,276	12,301
Research and development	14,873	18,628	26,233
Selling, general and administrative	20,159	6,367	5,020
Impairment of long-lived assets	3,019	—	—
Total operating expenses	54,790	37,271	43,554
Loss from operations	(39,101)	(22,709)	(28,548)
Other (expense) income:
Interest income	255	146	77
Interest expense	(4,780)	(3,959)	(1,723)
Royalty interest obligation	227	(930)	(1,880)
Loss on early extinguishment of debt	—	(184)	—
Other, net	71	487	367
Total other expense, net	(4,227)	(4,440)	(3,159)
Net loss	$(43,328)	$(27,149)	$(31,707)
Net loss per share:
Basic and diluted net loss per common share	$(2.64)	$(47.29)	$(55.32)
Weighted average common shares outstanding:
Basic and diluted	16,437,464	574,072	573,118

See accompanying notes to consolidated financial statements

 Pacira Pharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balances at December 31, 2008	6,322	$6	572	$1	$85,538	$(78,055)	$—	$—	$7,490
Exercise of stock options	—	—	2	—	3	—	—	—	3
Stock-based compensation	—	—	—	—	524		—	—	524
Issue of warrants to landlord	—	—	—	—	204	—	—	—	204
Debt discount from beneficial conversion features and issuance of warrants with convertible notes	—	—	—	—	537	—	—	—	537
Net loss	—	—	—	—	—	(31,707)	—	—	(31,707)
Balances at December 31, 2009	6,322	$6	574	$1	$86,806	$(109,762)	$—	$—	$(22,949)
Exercise of stock options	—	—	1	—	2	—	—	—	2
Stock-based compensation	—	—	—	—	23		—	—	23
Purchase of treasury stock	—	—	—	—	—	—	(2)	—	(2)
Debt discount from beneficial conversion features and issuance of warrants with convertible notes	—	—	—	—	1,692	—	—	—	1,692
Net loss	—	—	—	—	—	(27,149)	—	—	(27,149)
Balances at December 31, 2010	6,322	$6	575	$1	$88,523	$(136,911)	$(2)	$—	(48,383)
Exercise of stock options	—	—	67	—	135	—	—	—	135
Stock-based compensation	—	—	—	—	2,493	—	—	—	2,493
Initial public offering, net of issuance costs	—	—	6,000	6	37,103	—	—	—	37,109
Follow-on public offering, net of issuance costs			8,050	8	48,998	—	—	—	49,006
Conversion of preferred stock	(6,322)	(6)	6,322	6	—	—	—	—	—
Conversion of 2009 Convertible Notes and accrued interest	—	—	872	1	11,717	—	—	—	11,718
Conversion of 2009 Secured Notes and accrued interest	—	—	928	1	12,473	—	—	—	12,474
Conversion of 2010 Secured Notes and accrued interest	—	—	1,157	1	15,548	—	—	—	15,549
Conversion of 2010 Convertible Notes and accrued interest	—	—	1,071	1	7,499	—	—	—	7,500
Conversion of HBM Secured Notes and accrued interest and early prepayment penalty	—	—	297	—	3,981	—	—	—	3,981
Unrealized gain on short-term investments	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(43,328)	—	—	(43,328)
Balances at December 31, 2011	—	$—	25,339	$25	$228,470	$(180,239)	$(2)	$15	48,269

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

 (In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net loss	$(43,328)	$(27,149)	$(31,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,314	4,071	4,146
Amortization of deferred financing costs and unfavorable lease obligation	(85)	35	(314)
Amortization of note discounts and warrants	1,644	146	600
Loss on disposal of fixed assets	273	11	1,707
Impairment of long-lived assets	3,019	—	—
Stock-based compensation	2,493	23	524
Change in royalty interest obligation	(1,815)	(675)	185
Changes in operating assets and liabilities:
Restricted cash	14	(98)	(34)
Trade accounts receivable	(922)	264	1,130
Inventories	360	124	299
Prepaid expenses and other assets	(608)	32	244
Accounts payable and accrued expenses	2,549	(1,118)	(4,438)
Deferred revenue	1,065	(2,328)	3,793
Other liabilities	27	1,782	3,027
Net cash used in operating activities	(31,000)	(24,880)	(20,838)
Investing activities:
Purchase of fixed assets	(6,167)	(6,770)	(5,509)
Proceeds from sale of fixed assets	14	1	—
Purchase of short-term investments	(29,970)	—	—
Net cash used in investing activities	(36,123)	(6,769)	(5,509)
Financing activities:
Proceeds from exercise of stock options	136	2	3
Proceeds from initial public offering, net	38,016	—	—
Proceeds from secondary offering, net	49,006	—	—
Purchase of treasury stock	—	(2)	—
Proceeds from convertible notes	—	7,500	10,625
Proceeds from secured promissory notes and credit facility	—	56,250	10,625
Payoff of credit facility	—	(11,250)	—
Financing costs	—	(1,795)	(215)
Net cash provided by financing activities	87,158	50,705	21,038
Net increase (decrease) in cash and cash equivalents	20,035	19,056	(5,309)
Cash and cash equivalents, beginning of year	26,133	7,077	12,386
Cash and cash equivalents, end of year	$46,168	$26,133	$7,077
Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$4,739	$2,371	$1,714
Initial public offering costs paid in 2010	$907	$—	$—
Non cash investing and financing activities:
Accrual for repurchase of intangibles	$—	$—	$323
Accrued fixed asset purchase	$—	$—	$2,254
Value of warrants issued with debt and beneficial conversion feature	$—	$1,692	$537
Value of warrants issued to landlord	$—	$—	$204
Accrued financing cost	$—	$500	$—
Conversion of notes to common stock	$51,222	$—	$—
Conversion of preferred stock to common stock	$6	$—	$—

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS

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

Pacira Pharmaceuticals, Inc. is the holding company for our California operating subsidiary of the same name, which is also referred to as PPI-California, which was acquired from SkyePharma Holding, Inc. in March 2007, referred to herein as the Acquisition.

Risks and Uncertainties

The Company is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from few customers and products, reliance on single manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and vendors, protection of proprietary technology, and compliance with government regulations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. The accounts of wholly owned subsidiaries are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications were made to conform to the current presentation. Specifically, the Company reclassified $0.3 million relating to a research and development grant from selling, general and administrative expense to other, net for the year ended December 31, 2010. Additionally, the Company reclassified $0.3 million of accrued interest and $1.4 million of accrued operating expenses from accounts payable to accrued expenses on the December 31, 2010 consolidated balance sheet. These reclassifications had no impact on the net loss or stockholders’ equity (deficit) as previously reported.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, the valuation of assets acquired, impairment of long-lived assets, stock-based compensation and valuation of deferred tax assets. The Company’s critical accounting policies are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results could differ from these estimates.

Changes in Capital Structure

On January 12, 2011, the board of directors of the Company approved, and on January 12, 2011 the stockholders of the Company approved, a one-for-10.755 reverse stock split of the Company’s outstanding common stock, which was effected on January 12, 2011. Stockholders entitled to fractional shares as a result of the reverse

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

stock split received a cash payment for such fractional shares within 180 days following the effective date of the reverse stock split in lieu of receiving fractional shares. The reverse stock split affected all holders of the Company’s preferred stock and common stock uniformly. Shares of common stock underlying outstanding stock options were proportionately reduced and the respective exercise prices of the stock options were proportionately increased in accordance with the terms of the agreements governing such securities. Shares of common stock reserved for issuance upon the conversion of the Company’s series A preferred stock and convertible notes were proportionately reduced and the respective conversion prices were proportionately increased. All references to preferred and common stock and per share information, except par value and authorized shares, in these consolidated financial statements and notes have been adjusted retroactively to reflect the effects of the reverse stock split.

Liquidity

On February 8, 2011, the Company completed an initial public offering of common stock, as further described in Note 11 “Stockholders’ Equity”.  Upon the closing of the initial public offering, all outstanding shares of Series A convertible preferred stock and the principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes (including an early prepayment penalty) were converted into 10,647,549  shares of common stock, as further described in Note 10 “Debt”. In November 2011, the Company raised an additional $49.0 million in net proceeds after deducting underwriting discounts and offering expenses in a registered public offering of common stock.

Although the offerings and current cash resources at December 31, 2011 provide the Company adequate funding for the next 12 months, the longer term ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flows and securing additional financing.

Cash and Cash Equivalents

All highly-liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.

Restricted Cash

As further discussed in Note 10 “Debt”, the Company has entered into a financing agreement with Royalty Securitization Trust I (“RST”) for the sale of a royalty interest in its DepoCyt(e) and DepoDur supply revenue and royalties. As part of this financing agreement, the Company and RST maintain a lockbox, where all DepoCyt(e) and DepoDur supply revenue and royalties are received. The Company has no minimum payment obligations under this agreement. Commencing on April 1 of every year, the first $2.5 million received in the lockbox is restricted and is used to make quarterly payments due to RST, if any, under the agreement during the subsequent 12 month period. On March 31 of the subsequent year, the balance of cash in the lockbox, if any, is remitted to Pacira. The RST agreement terminates on December 31, 2014. The royalty interest agreement pertains only to DepoCyt(e) and DepoDur, and does not include revenue related to EXPAREL or any other product candidates.

Short-Term Investments

The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for safety of principal, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from net loss and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the statement of operations and are derived using the specific identification method for determining the cost of the securities sold.

Concentration of Major Customers

The Company’s customers are its commercial and collaborative and licensing partners. The Company is dependent on its commercial partners to market and sell DepoCyt(e) and DepoDur, from which a substantial portion of its revenues is derived. The Company expects the supply and royalty revenues from DepoDur to decrease in the future due to the upcoming termination of the licensing, distribution and marketing agreement with EKR in July 2012. Refer to Note 16 “Commercial Partners and Other Agreements” for further discussion.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

The table below includes the percentage of revenue comprised by the three largest customers in each year presented.

	Year Ended December 31,
	2011	2010	2009
Largest customer	43%	49%	44%
Second largest customer	23%	21%	23%
Third largest customer	19%	13%	20%
	85%	83%	87%

Sales to customers outside the U.S. accounted for 64%, 52% and 48% of the Company’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Settlement of Trade Payables

During April 2009, the Company initiated a payables settlement program with its trade creditors using various settlement arrangements. Total outstanding unsecured trade payables subject to these settlement arrangements were $14.3 million. These creditors agreed to settle their outstanding balances for an aggregate of $12.5 million resulting in reduction in payables of $1.8 million. The Company has recorded a $1.3 million reduction to the carrying amount

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

of fixed assets and included a $0.4 million gain in other income on the Company’s consolidated statement of operations for the year ended December 31, 2009 and $0.1 million gain in other income on the Company’s consolidated statement of operations for the year ended December 31, 2010. As of December 31, 2011, $1.1 million related to these settlement arrangements remained outstanding and was included in accounts payable in the Company’s consolidated balance sheet.

Foreign Currencies

The Company receives payment from certain of its commercial partners relating to royalties on DepoCyte and DepoDur in Euros.  Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations and were not significant in any period in the years ended December 31, 2011, 2010 or 2009. All foreign currency receivables and payables are measured at the applicable exchange rate at the end of the reporting period.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2011 and 2010, all deferred tax assets were fully offset by a valuation allowance.

The Company accrues interest and penalties, if any, on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in its consolidated statements of operations.

Revenue Recognition

The Company recognizes revenue from products manufactured and supplied to its commercial partners, when the following four basic revenue recognition criteria under the related accounting guidance are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The product can be returned within contracted specified time frames if it does not meet the applicable inspection tests. The Company estimates its return reserves based on its experience of historical return rates.

The Company recognizes revenue from royalties based on sales of its products into the marketplace by its commercial partners. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. The Company’s commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter.

The Company recognizes revenue from reimbursements received in connection with feasibility studies and development work for third parties who desire to utilize its DepoFoam extended release drug delivery technology for their products, when the Company’s contractual services are performed, provided collectability is reasonably assured. The Company’s principal costs under these agreements include its personnel conducting research and development, and its allocated overhead, as well as research and development performed by outside contractors or consultants.

The Company recognizes revenues from non-refundable up-front license fees received under collaboration agreements ratably over the performance period as determined under the collaboration agreement (estimated development period in the case of development agreements, and contract period or longest patent life in the case of supply and distribution agreements). If the estimated performance period is subsequently modified, the Company will modify the period over which the up-front license fee is recognized accordingly on a prospective basis. Upon notification of a termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are recognized over the remaining contractual term. If the termination is immediate and no additional services are to be performed, the deferred revenue is generally recognized in full. All

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

such recognized revenues are included in collaborative licensing and development revenue in the Company’s consolidated statements of operations.

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

Research and Development Expenses

Research and development expenses consist of costs associated with products being developed internally, and include related personnel expenses, laboratory supplies, active pharmaceutical ingredients, manufacturing supplies, facilities costs, preclinical and clinical trial costs, and other outside service fees. The Company expenses research and development costs as incurred. A significant portion of the Company’s development activities are outsourced to third parties, including contract research organizations. In such cases, the Company may be required to estimate related service fees to be accrued.

Comprehensive Loss

Comprehensive loss includes unrealized gains and losses on short-term investments. A summary of comprehensive loss, net of tax, is summarized below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net loss	$(43,328)	$(27,149)	$(31,707)
Gain on short-term investments	15	—	—
Comprehensive loss	$(43,313)	$(27,149)	$(31,707)

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

Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the Series A convertible preferred stock were not contractually required to share in the Company’s losses, in applying the two-class method to compute basic net loss per common share no allocation to preferred stock was made for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, there were no Series A convertible preferred stock outstanding as a result of the initial public offering on February 8, 2011 when all convertible preferred stock was converted into common stock.

Diluted net income (loss) per share is calculated by dividing net income available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potential common shares in the diluted net loss per share computation are excluded to the extent that they

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.

Stock-Based Compensation

The Company’s stock-based compensation programs include grants of stock options to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company’s consolidated statements of operations based on their fair values as they are earned by the employees, consultants and non-employee directors under the applicable vesting terms.

The valuation of stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock options granted, the Company uses the Black-Scholes option pricing model which requires the consideration of the following variables for purposes of estimating fair value:

·                  Stock option exercise price

·                  Expected term of the option

·                  Expected volatility

·                  Expected dividends

·                  Risk-free interest rate

Because the Company was not publicly held prior to February 2011, the expected volatility was based on the historic volatility for publicly traded industry peers for shares granted prior to the initial public offering. Since its initial public offering, the Company utilizes its available historic volatility data combined with the publicly traded peer’s historic volatility to determine expected volatility over the expected option term. The Company’s limited historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. Accordingly, the Company uses a term based on a simplified method, pursuant to SEC Staff Accounting Bulletin No. 107, Share-based Payment, for “plain vanilla” options. The risk-free interest rate is based on the implied yield on U.S. Department of the Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not paid any dividends since inception. The Company estimates the level of award forfeitures expected to occur, and records compensation cost only for those awards that are ultimately expected to vest.

Segment Reporting

The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update No. 2011-04—Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new guidance is fundamentally consistent with existing fair value measurement principles in U.S. GAAP, but does expand existing disclosure requirements and make other amendments such as clarification regarding the application of the highest and best use and valuation premise concepts; application of blockage factors and other premiums and discounts; and measuring the fair value of financial instruments that are managed within a portfolio and instruments classified within shareholders’ equity.  Disclosure requirements have been enhanced with the most significant change requiring entities to disclose quantitative information about unobservable inputs used in a recurring Level 3 fair value measurement; and a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2011, with

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

early adoption prohibited. As the new accounting guidance will primarily amend the disclosure requirements related to fair value measurement, we do not expect the adoption to have any impact on our financial condition or results of operations.

In June 2011, the FASB issued Accounting Standard Update No. 2011-05—Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. In December 2011, the FASB issued an amendment to the accounting guidance, Accounting Standard Update No. 2011-12 on the presentation of other comprehensive income that deferred the effective date for the provisions pertaining to reclassification adjustments. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, the Company does not expect the adoption to have any impact on our financial condition or results of operations.

On December 16, 2011, the FASB issued Accounting Standards Update No. 2011-11 (Topic 210) Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  As the new accounting guidance will only amend the disclosure requirements, the Company does not expect the adoption to have any impact on our financial condition or results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 4 — FINANCIAL INSTRUMENTS

Fair Value Measurements

Financial assets and financial liabilities are required to be measured and reported on a fair value basis using the following three categories for classification and disclosure purposes:

·                  Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

·                  Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

·                  Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

Fair value is the “price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date”. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company also considers counterparty credit risk in its assessment of fair value. The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, note receivable, and accounts payable approximate their respective fair values due to the short-term maturities of these instruments and debts.

The fair value of the Company’s convertible notes and promissory notes (see Note 10 “Debt”) cannot be practicably determined due to their related party nature. The carrying value of the long-term debt (see Note 10

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

“Debt”) approximates its fair value as of December 31, 2010, due to the timing of its closing which occurred on November 24, 2010. The fair value of the long-term debt at December 31, 2011 is calculated using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under a similar credit profile. The carrying amount and fair value of the Company’s long-term debt is for disclosure purposes only (in thousands):

	Carrying	Fair Value Measurements Using
Financial Liabilities Carried at Historical Cost	Value	Level 1	Level 2	Level 3
December 31, 2011
Long term debt - current and long-term	$26,250	$—	$27,929	$—

Short-term investments consist of U.S. treasury securities, investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company’s short-term investments are captured in other comprehensive income (loss). At December 31, 2011, all of the Company’s short-term investments are classified as available for sale investments and determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. At December 31, 2011, the Company had $30.0 million invested in short-term investments which were rated A or better by Standard & Poor’s and had maturities ranging from 91 to 321 days from date of purchase. The following summarizes the Company’s short-term investments at December 31, 2011 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair Value
	Cost	Gains	Losses	(Level 2)
Debt securities:
US Treasury Securities	$1,000	$—	$—	$1,000
Commercial Paper	11,476	23	—	11,499
Corporate Bonds	17,494	2	(10)	17,486
Total	$29,970	$25	$(10)	$29,985

Warrants

On December 29, 2010, the Company issued a warrant in connection with the December 2010 Convertible Notes. The warrant is exercisable into an aggregate of 167,361 of shares of the Company’s common stock with an exercise price of $13.44 per share and expires on December 29, 2017. The warrant, valued at approximately $0.5 million, was recorded as a discount to the 2010 Convertible Notes and amortized as a component of interest expense over the term of the 2010 Convertible Notes. Upon the completion of the Company’s initial public offering in February 2011, the December 2010 Convertible Notes were converted into common stock and the unamortized value of the warrants was recognized in full.

On November 24, 2010, the Company issued warrants in connection with the Hercules Credit Facility to the lenders to purchase 178,986 shares of the Company’s Series A convertible preferred stock. The warrants are exercisable at a price of $13.44 per share and expire on February 2, 2016. The warrants, valued at approximately $0.6 million, were recorded as additional paid-in capital and as a discount to the Hercules Credit Facility and are being amortized as a component of interest expense over the term.

On July 2, 2009, the Company issued warrants to the landlord of the Company’s two San Diego facilities in connection with amendments to the respective lease agreements that deferred minimum annual rental obligations. The warrants are exercisable for an aggregate of 23,244 shares of Series A convertible preferred stock at a price of $13.44 per share and expire on February 8, 2016. The value of the warrants was recorded as prepaid interest and additional paid-in capital and has been amortized over the deferred rental payment term, which was completed in September 2011.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

In January 2009, the Company issued warrants in connection with the 2009 Convertible Notes. The warrants are convertible into an aggregate of 158,061 shares of the Company’s common stock at an exercise price of $2.69 per share and expire on January 21, 2014. The warrants, valued at approximately $0.3 million, were recorded as additional paid-in capital and as a discount to the 2009 Convertible Notes and amortized as a component of interest expense over the term of the 2009 Convertible Notes.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with high-credit quality financial institutions. At times, such amounts may exceed Federally insured limits. The Company performs ongoing credit evaluations of its customers, as warranted, and generally does not require collateral. As of December 31, 2011, two customers accounted for 56% and 41% of the Company’s trade accounts receivable. Revenues from the supply of manufactured product for the Company’s commercial partners, royalties, contractual services provided to its collaboration partners and licensing and development fees are primarily derived from major pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2011 and 2010, no allowances for doubtful accounts were deemed necessary by the Company on its trade accounts receivable.

NOTE 5 - EARNINGS PER SHARE

Basic and diluted earnings per share are calculated in accordance with ASC 260, “Earnings per Share,” using weighted shares outstanding, plus the dilutive effect of outstanding stock options and restricted shares, computed using the treasury stock method.  The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2011, 2010 and 2009 (in thousands except per share amounts):

	Years ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Numerator for basic and diluted earnings (loss per share)
Net loss	$(43,328)	$(27,149)	$(31,707)
Denominator
Weighted average shares of common stock outstanding	16,437	574	573
Effect of dilutive securities	—	—	—
Shares used for diluted earnings per share	16,437	574	573
Net loss per share
Basic net loss per share of common stock	$(2.64)	$(47.29)	$(55.32)
Diluted net loss per share of common stock	$(2.64)	$(47.29)	$(55.32)

The preferred stock, stock options and warrants are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2011, 2010 and 2009, causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Years ended
	December 31,	December 31,	December 31,
	2011	2010	2009
Weighted average shares of common stock outstanding—basic	16,437	574	573
Convertible series A preferred stock	—	6,323	6,323
Stock options	1,177	1,058	17
Convertible debt	—	1,425	827
Warrants	110	80	—
Weighted average shares of common stock -diluted	17,724	9,460	7,740

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

NOTE 6 - INVENTORIES

The components of inventories were as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$862	$1,108
Work-in-process	96	10
Finished goods	287	487
Total	$1,245	$1,605

For the year ending December 31, 2011, the Company wrote off DepoDur related inventory totaling $0.2 million.

NOTE 7 - FIXED ASSETS

Fixed assets, at cost, summarized by major category, consist of the following (in thousands):

	December 31,
	2011	2010
Machinery and laboratory equipment	$12,188	$7,002
Computer equipment and software	1,133	765
Office furniture and equipment	352	167
Leasehold improvements	6,056	3,938
Construction in progress	13,656	18,144
Total	33,385	30,016
Less accumulated depreciation	(8,282)	(6,066)
Fixed assets, net	$25,103	$23,950

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $2.0 million, $1.8 million and $1.9 million, respectively. During the year ended December 31, 2011, an impairment loss of $1.3 million was recognized due to a decision made during the fourth quarter of 2011 to change the automation technology process in the Company’s production line to expand EXPAREL capacity resulting in certain software and equipment previously capitalized as construction in progress that were no longer utilizable. Also during 2011, the Company impaired $0.3 million of DepoDur related equipment. Refer to Note 8 “Intangible Assets” for discussion on the impairment. These impairment losses are reflected in impairment of long-lived assets in the Company’s consolidated statements of operations.

During the year ended December 31, 2011, the Company capitalized interest of $0.8 million on the construction of its manufacturing sites. Capitalized interest was not material and, therefore, not capitalized for the years ended December 31, 2010 and 2009 due to non-routine delays in the manufacturing site as well as lower debt outstanding during 2009.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

NOTE 8 - INTANGIBLE ASSETS

Intangible assets, net consist of core technology, developed technology, DepoDur rights, and trademarks and trade names acquired in the Acquisition. Intangible assets are recorded at cost, net of accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives on a straight-line basis.

Intangible assets are summarized as follows (in thousands):

	Year Ended December 31,		Estimated
	2011	2010	Useful Life
Core Technology
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,530)	(1,208)
Net	1,370	1,692
Developed Technology
Gross amount	11,700	11,700	7 years
Accumulated amortization	(7,939)	(6,268)
Net	3,761	5,432
Trademarks and trade names
Gross amount	400	500	7 years
Accumulated amortization	(272)	(253)
Net	128	247
DepoDur Rights
Gross amount	—	2,058
Accumulated amortization	—	(517)
Net	—	1,541
Intangible assets, net	$5,259	$8,912

Annual amortization expense for intangibles was $2.3 million for each of the years ended December 31, 2011, 2010 and 2009. Amortization expenses associated with the Company’s commercial products and developed technology are included in cost of revenues. Amortization expenses associated with the Company’s products in development are included in research and development expenses. Following the approval of EXPAREL in October 2011, all intangible amortization is reflected in cost of revenues.

Intangibles are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recorded to the extent the asset’s carrying value is in excess of the fair value of the asset. When fair values are not readily available, the Company estimates fair values using expected discounted future cash flows. In December 2011, the Company was notified of its commercial partner, EKR Therapeutics, Inc., or EKR, intent to exit the DepoDur market. As a result, the Company recorded an impairment loss of $1.4 million representing the net intangible value of the DepoDur rights. Refer to Note 16 “Commercial Partners and Other Agreements” for further discussion. In making the determination to impair the intangible asset, the Company also considered its inability to re-sublicense the product due to minimal supply revenue for the product both in the U.S. and in Europe as well as DepoDur’s complex manufacturing process. Such impairment losses are reflected in impairment of long-lived assets in the Company’s consolidated statements of operations.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

The approximate amortization expense for intangibles subject to amortization is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2012	322	1,671	57	2,050
2013	322	1,671	57	2,050
2014	322	419	14	755
2015	322	—	—	322
2016	82	—	—	82
Total	$1,370	$3,761	$128	$5,259

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Compensation and benefits	$2,824	$643
Accrued operating expenses	3,090	1,666
Accrued royalties	345	40
Accrued rent (See Note 18)	—	1,125
Accrued interest and end of term fee	900	893
DepoDur repurchase obligation	—	616
Total	$7,159	$4,983

NOTE 10 - DEBT

The composition of the Company’s debt and financing obligations, including accrued interest on related party debt, is as follows (in thousands):

	December 31,
	2011	2010
Related party debt, including accrued interest:
2009 Convertible Notes	$—	$11,655
2009 Secured Notes	—	12,324
2010 Secured Notes	—	15,462
2010 HBM Secured Notes	—	3,945
2010 Convertible Notes, net of debt discount	—	6,409
	—	49,795
Financing obligations:
Hercules Note, current portion	7,039	3,182
Hercules Note, long-term portion, net of debt discount	18,537	21,869
Royalty interest obligation, current portion	1,219	1,575
Royalty interest obligation, long-term portion	1,537	2,996
	28,332	29,622
Total debt and financing obligations	$28,332	$79,417

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Hercules Credit Facility

On November 24, 2010, the Company entered into a $26.3 million credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., as lenders (the “Hercules Credit Facility”). At the closing of the Hercules Credit Facility, the Company entered into a term loan in the aggregate principal amount of $26.3 million, which was the full amount available under the Hercules Credit Facility. As of December 31, 2011, the entire term loan of $26.3 million was outstanding. The term loan under the Hercules Credit Facility is comprised of two tranches, Tranche A and Tranche B. The Tranche A portion of the term loan is comprised of $11.3 million in principal and carries a floating per annum interest rate equal to 10.25% plus the amount, if any, by which the prime rate exceeds 4.00%. Upon the release of the investors’ guaranty in November 2011 (further described below), the interest rate on the Tranche A portion of the term loan increased to a floating per annum interest rate equal to 11.00% plus the amount, if any, by which the prime rate exceeds 4.00%. The Tranche B portion of the term loan is comprised of $15.0 million in principal and carries a floating per annum interest rate equal to 12.65% plus the amount, if any, by which the prime rate exceeds 4.00%. As of December 31, 2011, the blended interest rate on the Hercules Notes was 11.94%. Interest on the term loan is payable monthly. If there is an event of default under the Hercules Credit Facility, the Company will be obligated to pay interest at a higher default rate. The proceeds of the term loan under the Hercules Credit Facility were used to repay the GECC Credit Facility, as further described, below in full and for other general corporate purposes.

As further consideration to the lenders to provide the term loan to the Company under the Hercules Credit Facility, the Company issued a warrant to purchase 178,986 shares of the Company’s Series A convertible preferred stock. See Note 11 “Financial Instruments” for further discussion of the warrants.

The Hercules Credit Facility provides for an “interest only period” when no principal amounts are due and payable. The interest only period initially ran from November 24, 2010 through August 31, 2011, but was extended, at the Company’s request, to February 28, 2012.  Tranche A of the Hercules Credit Facility is guaranteed by certain of the Company’s investors which guarantee is limited to each investor’s pro rata portion of the outstanding principal and accrued and unpaid interest of Tranche A under the Hercules Credit Facility, but in no event exceeding $11.3 million in aggregate.  The Hercules loan agreement provides that, upon the occurrence of certain circumstances and upon the Company’s request, the investors’ guarantee may be terminated and released. On October 28, 2011, the Company met the required conditions and received the release of the guaranty.

Following the end of the interest only period, the term loan is to be repaid in 33 equal monthly installments of principal and interest beginning on the first business day after the month in which the interest only period ends. The Company’s principal payments as of December 31, 2011 are currently due as follows: $7.0 million in 2012, $9.4 million in 2013 and $9.8 million in 2014.  Amounts repaid may not be re-borrowed. The Company can, at any time, prepay all or any part of the term loan. Any prepayments are to be applied pro rata across the outstanding balance of both portions of the term loan. In connection with any prepayments of the term loan under the Hercules Credit Facility, the Company is required to pay, in addition to all principal and accrued and unpaid interest on such term loan, a prepayment charge equal to 1.25% of the principal amount being prepaid. In addition, there is an end of term charge that is payable to the lenders upon the earliest to occur of the maturity date, the prepayment in full of the Company’s obligations under the Hercules Credit Facility and the acceleration of the Company’s obligations under the Hercules Credit Facility. The end of term charge of approximately $0.6 million has been recorded in accrued expenses and as a discount to the Hercules Credit Facility and amortized as a component of interest expense over the term of the loan. The Hercules Credit Facility is secured by a first priority lien on all of the Company’s assets other than the assets that secure the Company’s obligations under the Amended and Restated Royalty Interests Assignment Agreement (as described below).

The financing costs of approximately $0.5 million were capitalized and are being amortized as a component of interest expense over the term of the loan. The combined amortization of the financing costs, discount of the warrants and end of term fee was $0.7 million for the year ended December 31, 2011 and was not material for the year ended December 31, 2010.

The Hercules loan and security agreement contains events of default including payment default, default arising from the breach of the provisions of the Hercules loan and security agreement and related documents (including the occurrence of certain changes in control, including if the Company’s chief executive officer ceases under certain conditions to be involved in the daily operations or management of the business, or if certain holders of the

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Company’s capital stock cease to retain, after the consummation of certain corporate transactions, shares representing more than 50% of the surviving entity after such transactions (provided that the Company’s initial public offering shall not constitute such a change in control) or the inaccuracy of representations and warranties contained in the loan and security agreement, attachment default, bankruptcy and insolvency, cross-default with respect to certain other indebtedness (including certain events under the Amended and Restated Royalty Interests Assignment Agreement), breach of the terms of any guarantee (including the investors’ guarantee) of the Hercules Credit Facility, the occurrence of a material adverse effect (as defined in the Hercules loan and security agreement).

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

The Hercules loan and security agreement contains a number of affirmative and restrictive covenants, including reporting requirements and other collateral limitations, certain limitations on liens and indebtedness, dispositions, mergers and acquisitions, restricted payments and investments, corporate changes and waivers and amendments to certain agreements, the Company’s organizational documents, and documents relating to debt that is subordinate to the Company’s obligations under the Hercules Credit Facility. The Company was in compliance with all covenants at December 31, 2011.

Convertible Notes

December 2010 Convertible Notes

On December 29, 2010, the Company sold $7.5 million in aggregate principal amount of convertible promissory notes, or the December 2010 Convertible Notes, in a private placement to certain of its existing investors. In connection with the issuance and sale of the December 2010 Convertible Notes, the Company issued warrants to the holders of the December 2010 Convertible Notes to purchase an aggregate of 167,361 shares of its common stock with an exercise price of $13.44 per share. The December 2010 Convertible Notes had an interest rate of 5% per year. The fair value of the warrants granted on December 29, 2010 was $0.5 million and the fair value of the beneficial conversion feature was a corresponding $0.5 million. The value of the warrants and the beneficial conversion feature was recorded as a discount to the December 2010 Convertible Notes and amortized as a component of interest expense over the original term of the December 2010 Convertible Notes.

Upon completion of the initial public offering in February 2011, all outstanding principal on the 2010 Convertible Notes of $7.5 million was converted into an aggregate of 1,071,428 shares of common stock. Due to this conversion, the combined value of $1.1 million representing the warrants issued in connection with the issuance and sale of the 2010 Convertible Notes, and the beneficial conversion feature were amortized in full.

2009 Convertible Notes

In January 2009, the Company sold $10.6 million aggregate principal amount of unsecured convertible promissory notes, or the 2009 Convertible Notes. The 2009 Convertible Notes were issued with detachable warrants to purchase an aggregate of 158,061 shares of the Company’s common stock at an exercise price of $2.69 per share. Upon completion of the initial public offering in February 2011, all of the outstanding principal and interest totaling $11.7 million of the 2009 Convertible Notes converted into an aggregate of 871,635 shares of common stock.

Secured Promissory Notes

2009 Secured Notes

In June 2009, the Company entered into an agreement with certain of its existing investors to issue $10.6 million in aggregate principal amount of secured notes, or the 2009 Secured Notes. To secure the performance of the Company’s obligations under purchase agreement for the 2009 Secured Notes, the Company granted a security interest in all of its assets except the assets that secure the Company’s obligations under its agreement with Paul Capital to the investors. In connection with entering into the Hercules Credit Facility, the holders of the 2009 Secured Notes entered into a subordination agreement with Hercules pursuant to which the 2009 Secured Notes were subordinated to the Hercules Credit Facility. Previously, in connection with GECC Credit Facility, as further described below, 2009 Secured Noteholders had entered into an inter-creditor agreement with the holders of the

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

2009 Convertible Notes and the 2010 Secured Notes whereby the 2009 Convertible Notes were subordinated to the 2009 Secured Notes and the 2010 Secured Notes, and the holders of the 2009 Secured Notes agreed to share payments pro rata with the holders of the 2010 Secured Notes.

The 2009 Secured Notes had an interest rate of 12% per year and all principal and accrued and unpaid interest on the 2009 Secured Notes was due on December 31, 2010. Upon completion of the initial public offering in February 2011, all outstanding principal and accrued interest, which totaled $12.5 million under the 2009 Secured Notes, was converted into an aggregate of 927,881 shares of common stock.

2010 Secured Notes

In March 2010, the Company entered into an agreement with certain of its existing investors to issue $15.0 million in aggregate principal amount of secured notes, or the 2010 Secured Notes. To secure the performance of its obligations under the purchase agreement for the 2010 Secured Notes, the Company granted a subordinated security interest in substantially all of its assets, including its intellectual property assets, to the investors. The investors purchased the entire $15.0 million of 2010 Secured Notes in three closings in March, June and September 2010.

The 2010 Secured Notes had an interest rate of 5% per year. Upon completion of the initial public offering in February 2011, all outstanding principal and accrued interest, which totaled $15.5 million under the 2010 Secured Notes, was converted into an aggregate of 1,156,606 shares of common stock.

HBM Term Loan

On April 30, 2010, the Company entered into a subordinated secured note purchase agreement with entities affiliated with HBM BioVentures, or HBM, to issue $3.8 million in aggregate principal amount of secured notes, or the HBM Secured Notes, in a private placement. Pursuant to the purchase agreement for the HBM Secured Notes, upon written notice delivered to HBM prior to September 30, 2010, HBM purchased an amount of secured notes set forth in the notice. HBM purchased the entire $3.8 million of the HBM Secured Notes in three closings in April, June and September 2010. To secure the performance of its obligations under the purchase agreement for the HBM Secured Notes, the Company granted a subordinated security interest in substantially all of its assets, including its intellectual property assets, other than the assets that secure its obligations under its agreement with Paul Capital. The HBM Secured Notes had an interest rate of approximately 10% per year. In addition, the HBM Secured Notes required a final payment fee if prepaid prior to the maturity date. Upon the completion of the initial public offering in February 2011, all outstanding principal and accrued interest, which totaled $4.0 million, and an early prepayment penalty, under the HBM Secured Notes was converted into 297,359 shares of common stock.

GECC Credit Facility

In April 2010, the Company entered into a credit facility with General Electric Capital Corporation (the “GECC Credit Facility”), with $11.3 million available for borrowing. The Company borrowed an aggregate principal amount of $5.7 million at the closing, $2.8 million on July 1, 2010 and the remaining $2.8 million on September 2, 2010. Each of the term loans under the GECC Credit Facility carried a fixed interest rate of approximately 10% that was payable monthly. The GECC Credit Facility required no payment of principal for the first year, and then equal principal payments over 24 months until the maturity dates of 3 years from the funding dates. The GECC Credit Facility was secured by a first priority lien on all of the Company’s assets other than the assets that secure its obligations under its agreement with Paul Capital, and was guaranteed in full by certain majority investors of the Company as described below.

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

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

On November 24, 2010, the GECC Credit Facility was repaid in full, from the proceeds of the term loan under the Hercules Credit Facility. The Company incurred a loss on the extinguishment of debt of approximately $184,000.

Sale of Royalty Interests

In 2000, PPI-California and SkyePharma PLC entered into a Royalty Interests Assignment Agreement (“PLC Royalty Agreement”) with an affiliate of Paul Capital Advisors, LLC (“Paul Capital”) to raise $30.0 million. Under the PLC Royalty Agreement, Paul Capital had the right to receive a royalty interest in four of SkyePharma’s product sales including product sales of and other payments related to DepoCyt(e) and DepoDur. Payments began for product sales realized on or after January 1, 2003 and continue through December 31, 2014.

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

The Company has no minimum payment obligations under the PLC Royalty Agreement. However, the repayment of the Paul Capital liability is supported through a jointly controlled lockbox, where all DepoCyt(e) and DepoDur supply revenue and royalties are received. Commencing April 1 of every year, the first $2.5 million received in the lockbox is restricted and will be used to make quarterly payments due to Paul Capital, if any, under the agreement during the subsequent 12 month period. On March 31 of the subsequent year, the balance of cash in the lockbox, if any, is remitted to Pacira. The PLC Royalty Agreement terminates on December 31, 2014. The PLC Royalty Agreement pertains only to DepoCyt(e) and DepoDur, and does not include revenue related to EXPAREL or any other product candidates. Included in restricted cash in the Company’s consolidated balance sheets as of December 31, 2011 and 2010 is $1.3 million held in the lockbox.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

NOTE 11 - STOCKHOLDERS’ EQUITY

Initial Public Offering

On February 8, 2011, the Company completed an initial public offering of common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-170245) that was declared effective on February 2, 2011. An aggregate of 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $7.00 per share. As a result of our IPO, the Company raised a total of $42.0 million in gross proceeds, and approximately $37.1 million in net proceeds after deducting underwriting discounts and offering expenses.

Upon the closing of the initial public offering, all outstanding shares of Series A convertible preferred stock and the principal and accrued interest balance on the 2009 Convertible Notes, 2009 Secured Notes, 2010 Secured Notes, 2010 Convertible Notes, and HBM Secured Notes were converted into an aggregate of 10,647,549  shares of common stock, as shown in the table below.

Conversion Shares
Series A Convertible Preferred Stock	6,322,640
2009 Convertible Notes	871,635
2009 Secured Notes	927,881
2010 Secured Notes	1,156,606
HBM Secured Notes	297,359
2010 Convertible Notes	1,071,428
10,647,549

On February 8, 2011, the Company filed an Amended and Restated Certificate of Incorporation (“Amended Certificate of Incorporation”), whereby the Company (i) increased its authorized common stock from 120,000,000 shares ($0.001 par value) to 250,000,000 shares ($0.001 par value), (ii) authorized 5,000,000 shares ($0.001 par value) of preferred stock, and (iii) eliminated the previously existing Series A convertible preferred stock.

Follow-On Offering

In November 2011, the Company raised $49.0 million in net proceeds after deducting underwriting discounts and offering expenses in a registered public offering of common stock. An aggregate of 8,050,000 shares of common stock, including the over-allotment option exercised by the Company’s underwriters, were sold at a price of $6.50 per share.

NOTE 12 - STOCK PLANS

Employees and directors have been granted options to purchase common shares under the 2007 Stock Option/Stock Issuance Plan, or 2007 Plan. The exercise price of incentive stock options must be equal to at least the fair value of the Company’s common stock on the date of grant. The 2007 Plan provides for 1,729,498 shares for issuance. The Company’s 2011 stock incentive plan, or 2011 Plan, which became effective immediately prior to the completion of the Company’s initial public offering in February 2011, was adopted by its board of directors and approved by its stockholders in December 2010. The 2011 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The remaining shares available for issuance under the 2007 Plan at the time of the completion of the Company’s initial public offering were reallocated to the 2011 Plan. The 2011 Plan also raised the shares reserved for issuance from 1,729,498 to 2,546,657 shares. The 2011 Plan contains an “evergreen” provision, which allows for up to an annual increase of 557,880 in the number of shares available for issuance under the 2011 Plan on the first day of each calendar year from 2012 through 2015. The following table contains information about the Company’s plans at December 31, 2011:

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	414,784	381,734	33,050
2007 Plan	2,131,873	2,131,873	—
	2,546,657	2,513,607	33,050

Stock-Based Compensation

The Company recognized stock-based compensation in its consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cost of revenues	$218	$12	$—
Research and development	804	10	175
Selling, general and administrative	1,471	1	349
Total	$2,493	$23	$524

The following table summarizes the Company’s stock option activity and related information for the period from January 1, 2009 to December 31, 2011 (in thousands except share and per share amounts):

	Number of shares	Weighed average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2009	789,377	$1.81	9.00	$696
Granted	741	2.69
Exercised	(1,756)	1.61		$2
Forfeited	(655,350)	1.84
Expired	(80,582)	1.61

Outstanding at December 31, 2009	52,430	1.79	8.06	$47
Granted	2,028,158	2.71
Exercised	(1,177)	1.89		$1
Forfeited	(3,337)	1.89
Expired	(2,374)	1.75

Outstanding at December 31, 2010	2,073,700	2.69	9.70	$6
Granted	395,234	10.21
Exercised	(67,456)	2.01		$420
Forfeited	(62,776)	5.05
Expired	(1,685)	2.69

Outstanding at December 31, 2011	2,337,017	$3.92	8.80	$11,829
Exercisable at December 31, 2011	949,619	$2.56	8.53	$5,932
Vested and expected to vest at December 31, 2011	2,281,020	$3.89	8.79	$11,607

As of December 31, 2011, $4.6 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over the respective vesting terms of each award. The weighted average contractual term of the unrecognized stock-based compensation is approximately 3 years.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

The weighted average fair value of options granted for the years ended December 31, 2011, 2010 and 2009 was $10.21, $5.61 and $1.94 per share, respectively. The fair values of each option grant in 2011, 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected dividend yield	None	None	None
Risk free interest rate	1.1-2.7%	1.6 -3.4%	2.1-2.7%
Expected volatility	76.8%	80.8%	82.0%
Expected life of options	6.73 years	6.25 years	6.25 years

NOTE 13 - COST OF REVENUES

Cost of revenues consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of goods sold	$15,310	$11,374	$10,088
Cost of collaborative licensing and development	1,429	902	2,213
Total cost of revenues	$16,739	$12,276	$12,301

Cost of goods sold consists of the manufacturing and allocated overhead costs related to the Company’s supply of DepoCyt(e) and DepoDur to its commercial partners. Cost of goods sold also includes expenses associated with the EXPAREL production line, which was put into service during the fourth quarter of 2011. Cost of collaborative licensing and development consists of the Company’s expenses related to feasibility studies and development work for third parties who desire to utilize the Company’s DepoFoam extended release drug delivery technology for their products. Cost of goods sold and cost of collaborative licensing and development both include royalties due to Research Development Foundation (“RDF”) for the use of DepoFoam technology.

NOTE 14 - INCOME TAXES

A reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Benefit at U.S. Federal statutory rate	$(15,165)	$(9,548)	$(10,901)
State taxes—deferred	(1,725)	(2,115)	(1,713)
Increase in valuation allowance	16,580	12,213	12,916
Tax credits	(54)	(50)	(498)
Other	364	(500)	196
Provision for income taxes	$—	$—	$—

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Federal and state net operating loss carry-forwards	$62,231	$44,751
Federal and state research credits	3,395	2,828
Depreciation and amortization	4,867	2,563
Accruals and reserves	2,685	7,781
Deferred revenue	8,745	8,439
Other	1,325	306
Total gross deferred tax assets	83,248	66,668
Less valuation allowance for deferred tax assets	(83,248)	(66,668)
Net deferred tax assets	$—	$—

The valuation allowance for deferred tax assets increased by approximately $16.6 million, $12.2 million and $12.9 million during the years ended December 31, 2011, 2010 and 2009, respectively. There is significant doubt regarding the Company’s ability to utilize its net deferred tax assets and, therefore, has recorded a full valuation allowance.

The Company has significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. As of December 31, 2011, the Company had federal and state net operating losses of approximately $157.5 million and $124.0 million, respectively. The Company also had federal and state research and development tax credit carry-forwards of approximately $2.6 million and $1.3 million, respectively. The net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2018 for state purposes if the Company has not used them prior to that time, and our federal tax credits will begin expiring in 2028 unless previously used. The state tax credits carryforward indefinitely. Additionally, the Company’s ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 if the Company has a cumulative change in ownership of more than 50% within a three-year period. Such an ownership change may have been triggered by the completion of the initial public offering, follow-on offering and other transactions that have occurred, coupled with any future offering that the Company may undertake to fulfill the need to raise substantial additional funding to finance our operations. The Company completed a Section 382/383 analysis for federal net operating loss carryforwards with respect to a potential ownership change in December 2011 and concluded that it did not have an ownership change. In the event such an ownership change occurs in the future, the Company will be limited regarding the amount of net operating loss carryforwards and research tax credits that could be utilized annually in the future to offset taxable income or tax, respectively. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, the Company may incur higher state income tax expense in the future.

The Company evaluates its uncertain tax positions in a two-step process. The Company first determines whether it is more-likely-than-not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.

The Company did not have a liability related to unrecognized tax benefits as of December 31, 2011 and 2010 due to operating losses but has reduced its deferred tax assets by $420,000 and $476,000, respectively. Further, because the Company has recorded a full valuation allowance on its net deferred assets, the effect of implementing ASC 740 has been a reduction of the allowance by the amount above. A reconciliation of the beginning and ending amount of gross unrecognized tax benefit is as follows:

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

	Years Ended December 31,
	2011	2010
Balance at beginning of year	$476	$420
Increases related to tax positions taken during the current year	—	56
Increases related to tax positions taken during a prior period	(56)	—
Balance at end of year	$420	$476

No interest or penalties were accrued for 2011, 2010 or 2009. The Company is currently open for audit by the United States Internal Revenue Service and state tax jurisdictions for 2006 through 2011.

NOTE 15 - OTHER EMPLOYEE BENEFITS

Savings Plan

The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions to the plan, which are eligible for a discretionary percentage match as defined in the plan and determined by the board of directors. The Company recognized a $0.2 million compensation expense for the year ended December 31, 2011 for a matching contribution. There was no compensation expense under the plan for years ended December 31, 2010 and 2009.

Incentive Bonus Plan

In March 2009, the Company adopted a company sale bonus plan and in March 2010 the Company amended and restated the company sale bonus plan. The company sale bonus plan provided for a potential cash bonus payment to specified employees and consultants, including executive officers, and non-employee directors, in the event of a sale of the Company. Under the company sale bonus plan, upon the closing of a sale transaction that satisfied specified criteria, each participant in the company sale bonus plan would receive either a bonus in an amount equal to a portion of the sale proceeds multiplied by a specified percentage for that participant or a fixed bonus payment. The plan terminated upon the completion of the Company’s initial public offering (see Note 11 “Stockholders’ Equity”). As a condition to becoming participants under the plan, most of the participants, including all of the Company’s executive officers and non-employee directors, agreed to have their existing option grants cancelled. As a result, unexercised options for an aggregate of 477,820 shares of common stock were cancelled. In addition, certain employees were eligible to receive a retention bonus (equivalent to two weeks of base salary upon receipt of positive data on the EXPAREL Phase 3 clinical trials, or if the Company’s board of directors deemed related data to be positive) and a pre-determined percentage of salary in the event of a Company sale. In the fourth quarter of 2009, the Company received positive data on the EXPAREL Phase 3 clinical trials and, accordingly, recorded compensation expense and paid $0.1 million of retention bonuses.

In October 2010, the Company entered into employment agreements with its executive officers. Each of these agreements provides the executive officer with certain severance benefits in connection with certain terminations of the executive’s employment both before and after a change of control.

NOTE 16 - COMMERCIAL PARTNERS AND OTHER AGREEMENTS

Commercial Partners

Mundipharma International Holdings Limited

In June 2003, the Company entered into an agreement granting Mundipharma International Holdings Limited, or Mundipharma, exclusive marketing and distribution rights to DepoCyte in the European Union and certain other European countries. Under the agreement, as amended, and a separate supply agreement, the Company receives a fixed payment for manufacturing the vials of DepoCyte and a double-digit royalty, net of supply price, on sales in the applicable territories by Mundipharma.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Sigma -Tau

In December 2002, the Company entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc. regarding the sale of DepoCyt. Pursuant to the agreement, Enzon was appointed the exclusive distributor of DepoCyt in the United States and Canada. In January 2010, Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, acquired the rights to sell DepoCyt from Enzon Pharmaceuticals for the United States and Canada. Under the supply and distribution agreement, the Company supplies unlabeled DepoCyt vials to Sigma-Tau for finished packaging by Sigma-Tau. Under these agreements, the Company receives a fixed payment for manufacturing the vials of DepoCyt and a double-digit royalty on sales, net of supply price, by Sigma-Tau in the United States and Canada.

EKR Therapeutics Inc.

In August 2007, the Company entered into a licensing, distribution and marketing agreement with EKR granting them exclusive distribution rights to DepoDur in North America, South America and Central America. Under this agreement, as amended, the Company was entitled to receive non-refundable license fees of $5.0 million paid upon execution of the agreement in August 2007, $5.0 million paid at the end of 2008, and $5.0 million paid at the end of 2009. The Company recognizes revenue from up-front license and milestone fees ratably over the performance period as determined under the agreement. The Company also receives a fixed payment for manufacturing the vials of DepoDur, a royalty comprised of a fixed amount per vial, and a single-digit royalty on any incremental price increase implemented over the base price as specified in the agreement, on sales in the applicable territories by EKR.

In December 2011, the Company was notified of EKR’s intent to exit the DepoDur market. Refer to Note 19 “Subsequent Events” for further discussion.

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

Other Agreements

In the ordinary course of its business activities, the Company enters into agreements with third parties who desire access to its proprietary DepoFoam extended release drug delivery technology to conduct research, feasibility and formulation work. Under these agreements, the Company is compensated to perform feasibility testing on a third party product to determine the likelihood of developing a successful formulation of that product using its proprietary DepoFoam extended release drug delivery technology. If successful in the feasibility stage, these programs can advance to a full development contract.

Novo Nordisk

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

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

In connection with the Novo agreement, the Company received a one-time upfront payment of $1.5 million in January 2011 and a milestone payment of $2.0 million in November 2011, both of which have been deferred and are being recognized on a straight-line basis over the estimated contract period to collaborative licensing and development revenue in the consolidated statements of operations.

Amylin Pharmaceuticals, Inc.

In March 2008, the Company entered into a development and licensing agreement with Amylin Pharmaceuticals, Inc., or Amylin. Under the development and licensing agreement, the Company provides Amylin with access to its proprietary DepoFoam drug delivery technology to conduct research, feasibility and formulation work, and for the manufacturing of pre-clinical and clinical material for various Amylin products. The Company is entitled to payments from Amylin for its work on the formulation and development of compounds with the DepoFoam technology, its achievement of certain clinical development milestones, its achievement of certain worldwide sales and a tiered royalty based upon sales. In April 2008, the Company received a non-refundable up-front license fee of $8.0 million from Amylin. The Company has deferred the up-front license fee is recognizing the revenue ratably over a period of approximately nine years. The development and licensing agreement with Amylin remains effective, however, neither party is currently performing any activities under the agreement.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company entered into 2009 Convertible Note Agreements, 2009 Secured Note Agreements, 2010 Secured Note Agreements and December 2010 Convertible Note Agreements, with certain investors in the Company. The composition of the balances due to these investors was $49.8 million, including accrued interest of $3.4 million, as of December 31, 2010. Upon the closing of the initial public offering, the principal and accrued interest balance on the notes was converted into common stock. See Note 10 “Debt” for further discussion.

MPM Asset Management (“MPM”), an investor in the Company, provides clinical management and subscription services to the Company. In December 2011, the Company entered into, an Amendment to Services Agreement with MPM, which amends the prior services agreement between the Company and MPM.  Pursuant to the terms of the Amended Services Agreement, the monthly services fee will remain at approximately $26,000, through September 30, 2012. The Company incurred expenses of $0.5 million, $0.7 million and $0.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, $0.2 million and $0.1 million, respectively, was payable to MPM.

In November 2011, the Company terminated its services agreement with Stack Pharmaceuticals Inc., or SPI, an entity controlled by David Stack, the Company’s chief executive officer. SPI had provided the Company with the use of SPI’s office facilities which included the use of office space for our employees, office furnishings, phone system, internet connections, printers and other related office amenities such as conference rooms. In addition, SPI provided consulting services and commercial leadership related to EXPAREL regarding the development of strategic plans and analyses for the commercialization of EXPAREL, support in the development of documents, data and materials for investor and commercial partner presentations and documents, and commercial leadership in support of our website. The Company paid for travel expenses incurred by SPI personnel. In addition, SPI performed various projects for the Company including a business analysis and commercial recommendation for the Company’s DepoDur product, a market research project related to the development of a DepoMethotrexate product, market research and forecasting in support of clinical development of EXPAREL for the potential additional indications of nerve block and epidural administration and reimbursement for access to Datamonitor reports for commercial analysis and partnering discussions regarding EXPAREL. In November 2011, the Company also purchased $0.02 million of office furniture and equipment from SPI. The Company incurred expenses under the SPI agreement of $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, the Company had no outstanding balance payable to SPI.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

In June 2011, the Company entered into an agreement with one of the members of its board of directors to provide consulting services for manufacturing relating activities. The fees payable under the agreement may not exceed $60,000 per year. The amount of fees incurred for the year ended December 31, 2011 was $35,000.

In April 2010, the Company signed a statement of work for a feasibility study with Rhythm Pharmaceuticals, Inc. The Company earned $0.3 million contract revenue from this statement of work during 2010. MPM and its affiliates are holders of the Company’s capital stock. MPM and its affiliates are holders of capital stock of Rhythm Pharmaceuticals, Inc. and a managing director of MPM is a member of the board of directors of Rhythm Pharmaceuticals, Inc.

18. COMMITMENTS AND CONTINGENCIES

Leases

In August 2011, the Company entered into a new lease contract for its corporate headquarters in Parsippany, New Jersey.  The lease for this facility began in November 2011 and expires in June 2017.  Under the lease, the Company is required to pay certain maintenance expenses in addition to rent.

The Company leases office, research and development, and manufacturing facilities in San Diego, California. The two facilities in San Diego are comprised of the Science Center location and the Torrey Pines location. The leases for both these facilities expire July 2015. Under these leases, the Company is required to pay certain maintenance expenses in addition to the monthly rent. Rent expense is recognized on a straight-line basis over the lease term for leases that have scheduled rent increases. During 2009, the Company entered into amendments to its real estate leases for the Science Center and Torrey Pines facilities. As part of the lease amendments, the property-owner agreed to defer $2.5 million of the minimum annual rent obligation due from February 1, 2009 to March 31, 2010 in exchange for interest compounded at 10% per annum, and warrants to purchase 23,244 shares of Series A convertible preferred stock with values totaling $0.2 million. The amount of accrued rent was $1.1 million at December 31, 2010, which was repaid between April 2010 and September 2011.

The Company determined that its lease rates associated with the assumed Torrey Pines and Science Center facilities’ leases were in excess of market rates resulting in a $3.3 million unfavorable lease accrual as of the Acquisition date. The unfavorable lease accrual, which is recorded in other long-term liabilities in the Company’s consolidated balance sheets, is amortized over the remaining terms of the leases. The annual amortization of the unfavorable lease accrual for each of the years ended December 31, 2011, 2010 and 2009 was $0.4 million.

As of December 31, 2011, annual minimum payments due under the Company’s office and equipment lease obligations are as follows (in thousands):

Year
2012	$5,096
2013	5,281
2014	5,460
2015	3,461
2016	402
2017	201
Total	$19,901

Total rent expense, net of unfavorable lease obligation amortization, under all operating leases for years ended December 31, 2011, 2010 and 2009 was $4.7 million, $4.5 million and $4.6 million, respectively. Deferred rent at December 31, 2011 and 2010 was $1.3 million.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

Commitments

In addition to the initial $19.6 million purchase price for the Acquisition, the Company entered into an earn-out agreement with SkyePharma Holding, Inc. which was based on Pacira reaching certain revenue milestones following the Acquisition. According to this agreement, Pacira would pay SkyePharma Holding, Inc. royalty payments based on the net revenues of EXPAREL and certain other products from the future yet-to-be-developed biologics product line and milestone payments of up to an aggregate of $62.0 million upon the occurrence of the following events: (a) first commercial sale in the United States; (b) first commercial sale in a major EU country (UK, France, Germany, Italy, or Spain); (c) annual net sales reaching $100 million; (d) annual net sales reaching $250 million and (e) annual net sales reaching $500 million. Additionally, the Company agreed to pay to SkyePharma Holding, Inc. a 3% royalty of its sales of EXPAREL in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain. The fair value of this contingent obligation was $13.9 million on the Acquisition date. For business combinations entered into prior to January 1, 2009 involving contingent consideration (that is, a combination that might result in the acquiring enterprise recognizing additional purchase price in a future period (also referred to as “contingent consideration”), the acquiring enterprise is required to recognize, as if it were a liability, an amount equal to the lesser of: (1) the maximum amount of contingent consideration issuable, and (2) the total amount of negative goodwill. Accordingly, even though the fair value of the contingent consideration was $13.9 million, the Company recognized only $2.0 million as a contingent purchase liability as of the Acquisition date. The carrying amount of the contingent purchase liability to SkyePharma Holding, Inc. was $2.0 million as of December 31, 2011 and 2010. The Company has not paid any earn-out to SkyePharma Holding, Inc. as of December 31, 2011.

NOTE 19 - SUBSEQUENT EVENTS

On January 3, 2012, EKR delivered a notice to terminate the licensing, distribution and marketing agreement with the Company. Pursuant to the terms of the agreement, the termination of the agreement will be effective 180 days from the date of the notice or July 1, 2012.  Pursuant to the terms of the agreement the associated supply agreement will also terminate concurrently with the termination of the agreement.

EXHIBIT INDEX

Exhibit number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant.(6)

3.3	Amended and Restated Bylaws of the Registrant.(6)

4.1	Specimen Certificate evidencing shares of common stock.(4)

10.1**	Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(1)

10.2**	Form of Stock Option Agreement under the Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(1)

10.3	Investors’ Rights Agreement, dated March 23, 2007, among the Registrant and the parties named therein.(1)

10.4†	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.(2)

10.5†	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.(2)

10.6†	Amended and Restated Royalty Interests Assignment Agreement, dated March 23, 2007, as amended, between SkyePharma, Inc. and Royalty Securitization Trust I.(2)

10.7†	Amended and Restated Security Agreement (SKPI), dated March 23, 2007, between SkyePharma, Inc. and Royalty Securitization Trust I.(2)

10.8†	Supply Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma Medical Company.(2)

10.9†	Distribution Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)

10.10†	Distribution Agreement, dated July 27, 2005, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)

10.11†	Co-development, Collaboration and License Agreement, dated January 2, 2003, among Enzon Pharmaceuticals, Inc., Jagotec, AG, SkyePharma, Inc. and SkyePharma PLC.(2)

10.12†	DepoCyt Supply and Distribution Agreement, dated December 31, 2002, between SkyePharma, Inc. and Enzon Pharmaceuticals, Inc. (2)

10.13†	Amended and Restated Strategic Licensing, Distribution and Marketing Agreement, dated October 15, 2009, between the Registrant and EKR Therapeutics, Inc.(2)

10.14†	Amended and Restated Supply Agreement, dated October 15, 2009, between the Registrant and EKR Therapeutics, Inc.(2)

10.15†	Strategic Marketing Agreement, dated September 25, 2007, between the Registrant and Flynn Pharma Limited.(2)

Exhibit number	Description

10.16†	Supply Agreement, dated December 5, 2007, between the Registrant and Flynn Pharma Limited.(2)

10.17	Lease Agreement, dated August 17, 1993, amended July 2, 2009, between Pacira Pharmaceuticals, Inc. and HCP TPSP, LLC.(1)

10.18	Lease Agreement, dated December 8, 1994, amended July 2, 2009, between Pacira Pharmaceuticals, Inc. and LASDK Limited Partnership.(1)

10.19**	Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(2)

10.20**	Amendment to Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(8)

10.21	Services Agreement, dated September 15, 2010, between Pacira Pharmaceuticals, Inc. and Stack Pharmaceuticals, Inc.(2)

10.22**	Employment Agreement between the Registrant and David Stack.(2)

10.23**	Employment Agreement between the Registrant and James Scibetta.(2)

10.24**	Employment Agreement between the Registrant and Mark Walters.(2)

10.25**	Employment Agreement between the Registrant and William Lambert.(2)

10.26	Loan and Security Agreement, dated November 24, 2010, among the Registrant, Pacira Pharmaceuticals, Inc. (California), Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P.(2)

10.27	Guaranty Agreement, dated November 24, 2010, between the Registrant, Hercules Technology Growth Capital, Inc., Hercules Technology II, L.P. and the parties named therein.(2)

10.28	Warrant to purchase preferred stock of the Registrant, dated November 24, 2010.(2)

10.29	Form of Warrant to purchase Series A convertible preferred stock of the Registrant, dated July 2, 2009.(1)

10.30	Form of Warrant to purchase common stock of the Registrant, dated January 22, 2009.(1)

10.31	Form of Warrant to purchase common stock of the Registrant, dated December 29, 2010.(3)

10.32**	2011 Stock Incentive Plan.(3)

10.33**	Form of Indemnification Agreement between the Registrant and its directors and officers.(4)

10.34†	Development and License Agreement, dated January 14, 2011, between the Registrant and Novo Nordisk A/S.(5)

10.35†	Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.(7)

Exhibit number	Description

10.36†	Master Services Agreement effective as of August 30, 2011, between the Registrant and Quintiles Commercial US, Inc.(7)

21.1*	Subsidiaries of Registrant.

23.1*	Consent of J.H. Cohn LLP.

31.1*	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended.

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a), as amended.

32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Label Linkbase Document.

101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed electronically herewith.
**	Management contract or compensatory plan arrangement.
(1)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1 (SEC File 333-170245), filed on November 1, 2010.
(2)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1/A (SEC File 333-170245), filed on December 3, 2010.
(3)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1/A (SEC File 333-170245), filed on January 3, 2011.
(4)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1/A (SEC File 333-170245), filed on January 13, 2011.
(5)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1/A (SEC File 333-170245), filed on January 20, 2011.
(6)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on February 11, 2011.
(7)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2011.
(8)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on December 9, 2011.

†	Confidential treatment granted by the Securities and Exchange Commission as to certain portions.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 (iii) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.