Form 10-Q
period 2012-03-31
Pacira Pharmaceuticals, Inc.
filed 2012-05-09
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 2, 2012, 32,315,166 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2012	2011
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$25,213	$46,168
Restricted cash	—	1,299
Short-term investments	29,617	29,985
Trade accounts receivable	860	2,113
Inventories	5,078	1,245
Prepaid expenses and other current assets	1,496	1,839
Total current assets	62,264	82,649
Fixed assets, net	26,492	25,103
Intangibles, net	4,746	5,259
Other assets, net	762	479
Total assets	$94,264	$113,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,302	$3,440
Accrued expenses	7,040	7,159
Current portion of royalty interest obligation	1,221	1,219
Current portion of deferred revenue	7,231	13,054
Current portion of long-term debt	1,364	7,039
Total current liabilities	19,158	31,911
Long-term debt	23,632	18,537
Royalty interest obligation	1,442	1,537
Deferred revenue	8,073	8,416
Contingent purchase liability	2,042	2,042
Other liabilities	2,675	2,778
Total liabilities	57,022	65,221
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.001 par value; 250,000,000 shares authorized, 25,414,231 shares issued and 25,413,166 shares outstanding at March 31, 2012; 25,340,103 shares issued and 25,339,038 shares outstanding at December 31, 2011	25	25
Additional paid-in capital	229,335	228,470
Accumulated deficit	(192,133)	(180,239)
Accumulated other comprehensive income	17	15
Treasury stock at cost, 1,065 shares	(2)	(2)
Total stockholders’ equity	37,242	48,269
Total liabilities and stockholders’ equity	$94,264	$113,490

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Supply and royalty revenue	$1,314	$2,653
Collaborative licensing and development revenue	6,490	1,210
Total revenues	7,804	3,863

Operating expenses:
Cost of revenues	6,495	3,667
Research and development	1,294	3,795
Selling, general and administrative	11,152	3,523
Total operating expenses	18,941	10,985
Loss from operations	(11,137)	(7,122)

Other (expense) income:
Interest income	63	29
Interest expense	(514)	(2,481)
Royalty interest obligation	(282)	(311)
Other, net	(24)	110
Total other expense, net	(757)	(2,653)
Net loss	$(11,894)	$(9,775)

Net loss per share:
Basic and diluted net loss per common share	$(0.47)	$(0.98)
Weighted average common shares outstanding:
Basic and diluted	25,367,306	10,014,042

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(11,894)	$(9,775)
Other comprehensive income:
Net unrealized gain on investments	2	—
Total other compehensive income, net of tax	2	—
Comprehensive loss	$(11,892)	$(9,775)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balances at December 31, 2011	25,339	$25	$228,470	$(180,239)	$(2)	$15	$48,269
Exercise of stock options	74	—	153	—	—	—	153
Stock-based compensation	—	—	712	—	—	—	712
Unrealized gain on short-term investments	—	—	—	—	—	2	2
Net loss	—	—	—	(11,894)	—	—	(11,894)
Balances at March 31, 2012	25,413	$25	$229,335	$(192,133)	$(2)	$17	$37,242

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating activities:
Net loss	$(11,894)	$(9,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,380	990
Amortization of deferred financing costs and unfavorable lease obligation	(56)	28
Amortization of note discounts and warrants	103	1,193
Stock-based compensation	712	972
Change in royalty interest obligation	(93)	(76)
Changes in operating assets and liabilities:
Restricted cash	1,299	1,314
Trade accounts receivable	1,253	(619)
Inventories	(3,833)	(173)
Prepaid expenses and other assets	366	(337)
Accounts payable and accrued expenses	(613)	828
Other liabilities	(3)	668
Deferred revenue	(6,166)	1,000
Net cash used in operating activities	(17,545)	(3,987)
Investing activities:
Purchase of fixed assets	(2,901)	(832)
Proceeds from sale of short-term investments	371	—
Net cash used in investing activities	(2,530)	(832)
Financing activities:
Proceeds from exercise of stock options	153	1
Proceeds from initial public offering, net	—	38,016
Repayment of debt	(685)	—
Financing costs	(348)	—
Net cash (used in) provided by financing activities	(880)	38,017
Net (decrease) increase in cash and cash equivalents	(20,955)	33,198
Cash and cash equivalents, beginning of period	46,168	26,133
Cash and cash equivalents, end of period	$25,213	$59,331

Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$1,168	$1,175
Initial public offering costs paid in 2010	—	907
Non cash investing and financing activities:
Conversion of notes to common stock	$—	$51,222
Conversion of preferred stock to common stock	—	6

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company’s lead product EXPAREL, which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011. DepoFoam is also the basis for the Company’s other two FDA-approved commercial products, DepoCyt(e) and DepoDur, which the Company manufactures for its commercial partners.

Pacira Pharmaceuticals, Inc. is the holding company for the California operating subsidiary of the same name, which is also referred to as PPI-California, which was acquired from Skyepharma Holding, Inc. in March 2007, referred to herein as the Acquisition.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012.

The consolidated financial statements at March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2011 has been derived from the audited financial statements included in the Form 10-K for that year. Certain reclassifications were made to conform to the current presentation. Specifically, for the three months ended March 31, 2011, the Company reclassified $0.3 million of stock-based compensation expense from selling, general and administrative expense to research and development expense. This reclassification had no impact on net loss or stockholders’ equity as previously reported. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flow since inception and future losses are anticipated.

Liquidity

Management believes that the Company’s existing cash and cash equivalents, including the $63 million raised in April 2012 (see Note 11, Subsequent Events), short-term investments and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements and service its indebtedness through the next twelve months. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional operating losses as it commercializes EXPAREL and develops and seeks regulatory approval for its product candidates.

Concentration of Major Customers

The Company’s customers are its commercial, distribution and licensing partners. The table below includes the percentage of revenue comprised by the three largest customers in each year presented.

	Three Months Ended
	March 31,	March 31,
	2012	2011
Largest customer	75%	41%
Second largest customer	10%	26%
Third largest customer	6%	16%
	91%	83%

No other individual customer accounted for more than 10% of the Company’s revenues for these periods. The Company is dependent on its commercial partners to market and sell DepoCyt(e) and DepoDur, from which a substantial portion of its revenues is derived. The Company’s future revenues from these products are highly dependent on commercial and distribution arrangements.

On January 3, 2012, EKR Therapeutics, Inc, or EKR, delivered a notice to the Company to terminate the licensing, distribution and marketing agreement relating to DepoDur. Pursuant to the terms of the agreement, the termination of the agreement will be effective 180 days from the date of the notice or July 1, 2012. Pursuant to the terms of the agreement, the associated supply agreement will also terminate concurrently with the termination of the agreement. As a result of the termination, the Company is recognizing any unamortized deferred revenue relating to the EKR contract on a straight-line basis through the termination date in July 2012. During the three months ended March 31, 2012, the Company recognized $5.8 million of milestone revenue relating to the EKR agreement in collaborative licensing and development revenue on the consolidated statements of operations.

Note 3— FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the Financial Accounting Standards Board, or FASB, established a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are:

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term maturities of these instruments and debts. The fair value of the Company’s long-term debt is calculated using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under a similar credit profile. The carrying amount and fair value of the Company’s long-term debt is as follows (in thousands):

	Carrying	Fair Value Measurements Using
Financial Liabilities	Value	Level 1	Level 2	Level 3
March 31, 2012
Long-term debt- current and long-term	$25,565	$—	$27,016	$—
December 31, 2011		—	—	—
Long-term debt- current and long-term	$26,250	$—	$27,929	$—

Short-term investments consist of investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company’s short-term investments are captured in other comprehensive loss. All of the Company’s short-term investments are classified as available for sale investments and determined to be Level 2 instruments. The fair value of the commercial paper is measured based on a standard industry model that uses the 3-month Treasury bill rate as an observable input. The fair value of the corporate bonds is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input. At March 31, 2012, the Company had $29.6 million invested in short-term investments which were rated A or better by Standard & Poor’s and had maturities ranging from 123 to 321 days from date of purchase.

The following summarizes the Company’s short-term investments at March 31, 2012 and December 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
March 31, 2012	Cost	Gains	Losses	(Level 2)
Debt securities:
Commercial Paper	$13,225	$13	$—	$13,238
Corporate Bonds	16,375	4	—	16,379
Total	$29,600	$17	$—	$29,617

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
December 31, 2011	Cost	Gains	Losses	(Level 2)
Debt securities:
US Treasury Securities	$1,000	$—	$—	$1,000
Commercial Paper	11,476	23	—	11,499
Corporate Bonds	17,494	2	(10)	17,486
Total	$29,970	$25	$(10)	$29,985

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed Federal insured limits.

As of March 31, 2012, two customers accounted for 59% and 37% of the Company’s trade accounts receivable. As of December 31, 2011, two customers accounted for 56% and 41% of the Company’s accounts receivable.

Note 4— INVENTORIES

The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2012	2011
Raw materials	$2,335	$862
Work-in-process	830	96
Finished goods	1,913	287
Total	$5,078	$1,245

Note 5—FIXED ASSETS

Fixed assets, at cost, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Machinery and laboratory equipment	$12,358	$12,188
Computer equipment and software	1,179	1,133
Office furniture and equipment	406	352
Leasehold improvements	6,075	6,056
Construction in progress	15,617	13,656
Total	35,635	33,385
Less accumulated depreciation	(9,143)	(8,282)
Fixed assets, net	$26,492	$25,103

Depreciation expense was $0.9 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, the Company capitalized interest of $0.4 million on the construction of its manufacturing sites. Capitalized interest was not material during the three months ended March 31, 2011.

Note 6—INTANGIBLE ASSETS

Intangible assets are summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011	Estimated Useful Life
Core Technology
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,611)	(1,530)
Net	1,289	1,370
Developed Technology
Gross amount	11,700	11,700	7 years
Accumulated amortization	(8,357)	(7,939)
Net	3,343	3,761
Trademarks and trade names
Gross amount	400	400	7 years
Accumulated amortization	(286)	(272)
Net	114	128
Intangible assets, net	$4,746	$5,259

Amortization expense for intangibles was $0.5 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Following the approval of EXPAREL by the FDA in October 2011, all intangible amortization is reflected in cost of revenues. Previously, amortization expenses associated with EXPAREL were included in research and development expenses.

The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2012 (remaining nine months)	$241	$1,253	$43	$1,537
2013	322	1,671	57	2,050
2014	322	419	14	755
2015	322	—	—	322
2016	82	—	—	82
Total	$1,289	$3,343	$114	$4,746

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Financing obligations:
Hercules Note, current portion	$1,364	$7,039
Hercules Note, long-term portion, net of debt discount	23,632	18,537
Royalty interest obligation, current portion	1,221	1,219
Royalty interest obligation, long-term portion	1,442	1,537
Total debt and financing obligations	$27,659	$28,332

The outstanding principal on the term loan, or the Hercules Note, under the credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P., as lenders under the Hercules Credit Facility was $25.6 million and $26.3 million as of March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the blended interest rate on the Hercules Note was 11.94%.

The Hercules Note provided for an “interest only period” when no principal amounts were due and payable that expired on February 29, 2012. Following the end of the interest only period, the term loan is being repaid in 33 monthly installments of principal and interest beginning on the first business day after the month in which the interest only period ends. See Note 11, Subsequent Events for discussion of the refinancing of the Hercules Note.

Note 8—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of revenues	$89	$83
Research and development	177	416
Selling, general and administrative	446	473
Total	$712	$972

The terms of the stock options granted in September and December 2010 stipulated that they may be exercised only upon the completion of an initial public offering. Consequently, the expense associated with these options was deferred until the successful completion of the Company’s initial public offering in February 2011.

Stock Incentive Plans

The Company’s 2011 stock incentive plan, or 2011 Plan, contains an “evergreen” provision, which allows for an increase in the number of shares available for issuance under the 2011 Plan on the first day of each calendar year from 2012 through 2015. On January 1, 2012, the evergreen provision increased the number of shares in the pool by 557,880 shares. The following table contains information about the Company’s plans at March 31, 2012:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	992,347	544,084	448,263
2007 Plan	2,112,190	2,112,190	—
	3,104,537	2,656,274	448,263

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2011 to March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,337,017	$3.92
Granted	175,350	10.26
Exercised	(74,128)	2.07
Forfeited	(32,683)	5.94
Outstanding at March 31, 2012	2,405,556	4.41

Note 9—LOSS PER SHARE

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common stock and dilutive common stock equivalents outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2012 and 2011 (in thousands except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2012	2011
Numerator for basic and diluted loss per share
Net loss	$(11,894)	$(9,775)
Denominator
Weighted average shares of common stock outstanding	25,367	10,014
Effect of dilutive securities	—	—
Shares used for diluted earnings per share	25,367	10,014
Net loss per share
Basic net loss per share of common stock	$(0.47)	$(0.98)
Diluted net loss per share of common stock	$(0.47)	$(0.98)

The stock options and warrants are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2012 and 2011 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended
	March 31,	March 31,
	2012	2011
Weighted average shares of common stock outstanding—basic	25,367	10,014
Stock options	1,163	1,285
Warrants	116	98
Weighted average shares of common stock -diluted	26,646	11,397

Note 10—RELATED PARTY TRANSACTIONS

In June 2011, the Company entered into an agreement with Gary Pace, a member of the Company’s board of directors, to provide consulting services for manufacturing related activities. The fees payable under the agreement may not exceed $60,000 per year. The amount of fees incurred for the three months ended March 31, 2012 was not material. At March 31, 2012 and December 31, 2011, $20,000 and $5,000 was payable to the board member, respectively.

MPM Asset Management, or MPM, an investor in the Company, provides clinical management and subscription services to the Company. The Company incurred expenses of approximately $0.1 million for each of the three months ended March 31, 2012 and 2011. Approximately $0.1 million and $0.2 million was payable to MPM at March 31, 2012 and December 31, 2011, respectively.

The Company incurred expenses under the services agreement with Stack Pharmaceuticals, Inc., or SPI, an entity controlled by the Company’s chief executive officer, of approximately $0.1 million for the three months ended March 31, 2011. In November 2011, the Company terminated its services agreement with SPI. The Company had no outstanding amounts payable to SPI at March 31, 2012 and December 31, 2011.

Note 11— SUBSEQUENT EVENTS

In April 2012, the Company completed its first commercial sale of EXPAREL, triggering a $10.0 million payment obligation to Skyepharma in connection with the Acquisition. Payment was made on April 19, 2012.

In April 2012, the Company entered into an amended and restated consulting agreement with Gary Pace, whereby Dr. Pace will provide consulting services to the Company in the manufacturing area.  Dr. Pace is compensated at the rate of $10,000 per month and received an option to purchase 20,000 shares of common stock pursuant to the consulting arrangement.

On April 17, 2012, the Company sold 6,000,000 shares of common stock at a price of $9.75 per share in a registered public offering. The Company raised approximately $55 million in net proceeds after deducting underwriting discounts and offering expenses. On April 27, 2012, the underwriters exercised the overallotment option for 900,000 shares of common stock at a price of $9.75 per share, which provided an additional $8 million in net proceeds after deducting underwriting discounts and offering expenses.

On May 2, 2012, the Company entered into a definitive loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or the Lender, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%. with the first principal payment due December 31, 2013.  Payments under the Loan Agreement are interest-only in arrears through November 30, 2013, followed by 30 equal monthly payments of principal and interest.  In addition, a payment equal to 6% of the Loan Facility will be due on the final payment date, or such earlier date as specified in the Loan Agreement. The proceeds from the Loan Agreement were used by the Company to repay all of its outstanding obligations with respect to the Hercules Credit Facility. The Company’s principal payments are due under the Loan Agreement as follows: $0.8 million in 2013, $10.3 million in 2014, $11.3 million in 2015 and $5.1 million in 2016.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company has also agreed not to pledge or otherwise encumber its intellectual property assets, except for permitted liens or to the extent the intellectual property constitutes royalty collateral, as such terms are defined in the Loan Agreement and except as otherwise provided in the Loan Agreement.

If the Company repays all or a portion of the Loan Facility prior to maturity, it will pay the Lender a prepayment fee based on a percentage of the then outstanding principal balance equal to: 3.00% if the prepayment occurs prior to or on the first anniversary of the funding date, 2.00% if the prepayment occurs after the first anniversary of the funding date but prior to or on the second anniversary of the funding date, or 1.00% if the prepayment occurs after the second anniversary of the funding date.

The Loan Agreement includes customary affirmative and restrictive covenants for transactions of this type and customary events of default, including the following events of default: payment defaults, breaches of covenants, judgment defaults, cross defaults to certain other contracts, the occurrence of certain events under the Company’s royalty agreements, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the Lender’s security interest or in the value of the collateral, a material adverse change in the business, operations or condition of the Company or any of its subsidiaries and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 5.00% may be applied to the outstanding loan balance and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, the Company issued to the Lender warrants that are exercisable for an aggregate of 162,885 shares of its common stock at a per share exercise price of $10.97.  Each warrant may be exercised on a cashless basis in whole or in part. The warrants will terminate on the earlier of ten years from the issuance date or the closing of certain merger or consolidation transactions in which the consideration is cash or stock of a publicly traded acquiror, or a combination thereof.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended , which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, regarding our plans to develop, manufacture and commercialize EXPAREL; our plans to continue to manufacture and provide support services for our commercial partners who have licensed DepoCyt(e)and DepoDur; the success of our commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the indications of EXPAREL to include nerve block; our manufacturing, commercialization and marketing capabilities, regulatory developments in the United States and foreign countries; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses and capital requirements; and the loss or hiring of key scientific or management personnel.  In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL, a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia. We have developed a sales force entirely dedicated to commercializing EXPAREL comprised of approximately 60 representatives, seven regional managers and a national sales manager. We have developed this sales force pursuant to a contract with Quintiles Commercial US, Inc., a division of Quintiles, Inc., or Quintiles, and under the terms of this contract we have the flexibility to hire all or a portion of the sales force dedicated to commercializing EXPAREL as full-time employees of Pacira, upon 60 days notice to Quintiles. We launched EXPAREL in April 2012.

Our two other marketed products, DepoCyt(e) and DepoDur, and our proprietary DepoFoam extended release drug delivery technology, which were acquired as part of the acquisition of our California operating subsidiary, referred to herein as the Acquisition, Pacira Pharmaceuticals, Inc., or PPI-California, on March 24, 2007, or the Acquisition. DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. DepoDur is an extended release injectable formulation of morphine indicated for epidural administration for the treatment of pain following major surgery. DepoDur was approved by the FDA in 2004. On January 3, 2012, EKR delivered a notice to terminate the licensing, distribution and marketing agreement with us relating to DepoDur. Pursuant to the terms of the agreement, the termination of the agreement will be effective 180 days from the date of notice or July 1, 2012. Pursuant to the terms of the agreement, the associated supply agreement will also terminate concurrently with the termination of the agreement. As a result, we expect the supply and royalty revenue from DepoDur to decrease in the future and we do not expect to re-license out the rights to DepoDur.

We do not expect our currently marketed products, other than EXPAREL, to generate revenue that is sufficient for us to achieve profitability because we expect to continue to incur significant expenses as we commercialize EXPAREL and advance the development of product candidates, seek FDA approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for their commercial launch. We also expect to incur additional expenses to add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. For us to become and remain profitable, we believe that we must succeed in commercializing EXPAREL or other product candidates with significant market potential.

Recent Developments

First Commercial Sale of EXPAREL

In April 2012, we completed our first commercial sale of EXPAREL, triggering a $10.0 million payment obligation to Skyepharma in connection with the Acquisition. Payment was made on April 19, 2012.

Consulting Agreement

In April 2012, we entered into an amended and restated consulting agreement with Gary Pace, whereby Dr. Pace will provide consulting services to us in the manufacturing area.  Dr. Pace is compensated at the rate of $10,000 per month and received an option to purchase 20,000 shares of our stock pursuant to the consulting arrangement.

Offering of Common Stock

On April 17, 2012, we sold 6,000,000 common shares at a price of $9.75 per share in a registered public offering of common stock. We received approximately $55 million in net proceeds after deducting underwriting discounts and offering expenses. On April 27, 2012, the underwriters exercised the overallotment option for 900,000 common shares at a price of $9.75 per share, which provided an additional $8 million in net proceeds after deducting underwriting discounts and offering expenses.

Refinancing of Hercules Note

On May 2, 2012, we entered into a definitive loan and security agreement, or Loan Agreement, with Oxford Finance LLC, who we refer to as the Lender, and borrowed the principal amount of $27.5 million, at a fixed rate of 9.75%. with the first principal payment due December 31, 2013.  Payments under the Loan Agreement are interest-only in arrears through November 30, 2013, followed by 30 equal monthly payments of principal and interest.  In addition, a final payment equal to 6% of the Loan Facility will be due on the final payment date, or such earlier date as specified in the Loan Agreement.

Our obligations under the Loan Agreement are secured by a first priority security interest in substantially all of our assets, other than our intellectual property. We have also agreed not to pledge or otherwise encumber our intellectual property assets, except for permitted liens or to the extent the intellectual property constitutes royalty collateral, as such terms are defined in the Loan Agreement and except as otherwise provided in the Loan Agreement.

If we repay all or a portion of the Loan Facility prior to maturity, we will pay the Lender a prepayment fee based on a percentage of the then outstanding principal balance equal to: 3.00% if the prepayment occurs prior to or on the first anniversary of the funding date, 2.00% if the prepayment occurs after the first anniversary of the funding date but prior to or on the second anniversary of the funding date, or 1.00% if the prepayment occurs after the second anniversary of the funding date.

The Loan Agreement includes customary affirmative and restrictive covenants for transactions of this type and customary events of default, including the following events of default: payment defaults, breaches of covenants, judgment defaults, cross defaults to certain other contracts, the occurrence of certain events under our royalty agreements, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the Lender’s security interest or in the value of the collateral, a material adverse change in the business, operations or condition of us or any of our subsidiaries and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 5.00% may be applied to the outstanding loan balance and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, we issued to the Lender warrants that are exercisable for an aggregate of 162,885 shares of our common stock at a per share exercise price of $10.97.  Each warrant may be exercised on a cashless basis in whole or in part. The warrants will terminate on the earlier of ten years from the issuance date or the closing of certain merger or consolidation transactions in which the consideration is cash or stock of a publicly traded acquiror, or a combination thereof.

The proceeds from the Loan Agreement were used by us to repay all of our outstanding obligations with respect to the credit facility we previously entered into with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P., as lenders, or the Hercules Credit Facility.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

The following table sets forth a summary of our supply and royalty revenue and collaborative licensing and development revenue during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2012	2011	Decrease
Supply and royalty revenue:
DepoCyt(e)	$1,250	$2,603	(52)%
DepoDur	64	50	28%
Total supply and royalty revenue	1,314	2,653	(50)%
Collaborative licensing and development revenue	6,490	1,210	436%
Total revenues	$7,804	$3,863	102%

Total revenues increased by $3.9 million, or 102%, to $7.8 million in the three months ended March 31, 2012 as compared to $3.9 million in the three months ended March 31, 2011 primarily due to the recognition of $5.8 million of collaborative licensing and development revenue in connection with the termination of the licensing, distribution and marketing agreement with EKR for the DepoDur product. We are recognizing any unamortized deferred revenue related to milestones received under the agreement over the remaining contract period through July 2012. This was partially offset by a decrease in supply and royalty revenue of $1.3 million due to a lower number of DepoCyt(e) lot sales to our commercial partners.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2012	2011	Decrease
Cost of goods sold	$6,254	$3,288	90%
Cost of collaborative licensing and development revenue	241	379	(36)%
Total cost of revenues	$6,495	$3,667	77%

Cost of revenues increased by $2.8 million, or 77%, to $6.5 million in the three months ended March 31, 2012 as compared to $3.7 million the three months ended March 31, 2011. The increase was primarily driven by excess capacity relating to running two cGMP facilities that have a substantial level of infrastructure cost, including the EXPAREL production line which was put into service during the fourth quarter of 2011 with the majority of all operating expenses expensed as incurred due to commercial manufacturing challenges. EXPAREL product was manufactured for commercial use beginning in March 2012.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2012	2011	Decrease
Research and development expense	$1,294	$3,795	(66)%

Research and development expenses decreased by $2.5 million, or 66%, to $1.3 million in the three months ended March 31, 2012 as compared to $3.8 million in the three months ended March 31, 2011 due to the shift of EXPAREL production line expenses from research and development expenses to cost of revenues following the approval of EXPAREL by the FDA in October 2011. Research and development expenses in the three months ended March 31, 2012 primarily resulted from our dose ranging EXPAREL nerve block trial and a potential new manufacturing process for EXPAREL.

In the three months ended March 31, 2012 and 2011, research and development expenses attributable to EXPAREL were $1.3 million or 100%, and $3.7 million or 99%, of total research and development expenses, respectively.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2012	2011	Decrease
General and administrative	$3,644	$2,375	53%
Sales and marketing	7,508	1,148	554%
Total selling, general and administrative expense	$11,152	$3,523	217%

Selling, general and administrative expenses increased by $7.6 million, or 217%, to $11.1 million in the three months ended March 31, 2012 as compared to $3.5 million in the three months ended March 31, 2011 due to the following:

•            sales and marketing expenses increased by $6.4 million primarily due to the cost of our sales force entirely dedicated to commercializing EXPAREL, which was comprised of approximately 60 representatives, seven regional managers and a national sales manager, and promotional costs to support the launch of EXPAREL including simulcasts, speaker trainings, educational programs, publications, promotional materials and health outcomes collaboratives and business analytics; and

•            general and administrative expenses increased by $1.2 million due to the increase in headcount and consulting costs to support our operations as a public company and costs to support our information technology structure.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2012	2011	Decrease
Interest income	$63	$29	117%
Interest expense	(514)	(2,481)	(79)%
Royalty interest obligation	(282)	(311)	(9)%
Other, net	(24)	110	(122)%
Total other (expense) net	$(757)	$(2,653)	(71)%

Total other (expense) income, net decreased by $1.9 million, or 71%, to $0.8 million in the three months ended March 31, 2012 as compared to $2.7 million in the three months ended March 31, 2011 primarily due to a $1.9 million decrease in interest expense. The decrease in interest expense is due to the following:

•                  $1.1 million of remaining amortization recognized during the three months ended March 31, 2011 associated with convertible notes we issued in 2010 that were converted into common stock upon the closing of our initial public offering in February 2011;

•                  $0.3 million of interest expense recognized during the three months ended March 31, 2011 on our convertible and secured notes that were converted into common stock upon the closing our initial public offering in February 2011; and

•                  $0.4 million of capitalized interest recognized during the three months ended March 31, 2012 for the construction of our expanded manufacturing site for EXPAREL.

This decrease in interest expense was partially offset by $0.1 million increase in other, net. We received a research grant in February 2011 established by the Internal Revenue Service and the Secretary of Health and Human Services under the Patient Protection and Affordable Care Act of 2010.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to research and development and general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible preferred stock and common stock, secured and unsecured notes and borrowings under debt facilities, supply and royalty revenue and collaborative licensing and development revenue. We raised approximately $37.1 million in net proceeds through an initial public offering completed on February 8, 2011 and approximately $49.0 million in net proceeds through a follow-on offering completed on November 21, 2011. Additionally, we received approximately $63 million in net proceeds through an offering of common stock in April 2012. We have generated limited supply revenue and royalties, and we do not anticipate generating any revenues from the sale of EXPAREL, until the second quarter of 2012. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2012, we had an accumulated deficit of $192.1 million, cash and cash equivalents and short-term investments of $54.8 million and working capital of $43.1 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$(17,545)	$(3,987)
Investing activities	(2,530)	(832)
Financing activities	(880)	38,017
Net (decrease) increase in cash and cash equivalents	$(20,955)	$33,198

Operating Activities

During the three months ended March 31, 2012 and 2011, our net cash used in operating activities was $17.6 million and $4.0 million, respectively. The $13.6 million increase in net cash used in operating activities was driven by (i) higher sales and marketing expenses in preparation of the launch of EXPAREL in April 2012 including the hiring of our sales force dedicated to EXPAREL, (ii) increased costs in our manufacturing facilities, (iii) a decrease in supply and royalty revenue due to lower lot sales to our commercial partners, and (iv) a $1.5 million up-front payment received in January 2011 from our development partner Novo.

Investing Activities

During the three months ended March 31, 2012 and 2011, our net cash used in investing activities was $2.5 million and $0.8 million, respectively, primarily for the purchase of fixed assets relating to the construction of our manufacturing lines for EXPAREL. We also had $0.4 million of short-term investments mature during the three months ended March 31, 2012.

Financing Activities

During the three months ended March 31, 2012, net cash used in financing activities was $0.9 million compared to net cash provided by financing activities of $38.0 million during the three months ended March 31, 2011. The net cash used in financing activities in 2012 was primarily from the principal repayment of debt on the Hercules Credit Facility and costs for the refinancing of the Hercules debt, offset by proceeds from exercise of stock options. The net cash provided by financing activities in 2011 was primarily from the issuance of common stock in connection with our initial public offering completed in February 2011. We raised approximately $37.1 million in net proceeds in the initial public offering, after deducting $4.9 million in offering expenses of which $0.9 million was paid prior to December 31, 2010.

Debt Facilities

As of March 31, 2012, we had $25.6 million in outstanding principal debt under the Hercules Credit Facility. The Hercules Credit Facility provides for an “interest only period” when no principal amounts are due and payable. Following the end of the interest only period on February 28, 2012, the term loan is being repaid in 33 monthly installments of principal and interest beginning on March 1, 2012. As of March 31, 2012, we were in compliance with all covenants under the facility.

On May 2, 2012, we entered into a Loan Agreement with Oxford Finance LLC and borrowed the principal amount of $27.5 million, at a fixed rate of 9.75% with the first principal payment due December 31, 2013.  The proceeds from the Loan Agreement were used by us to repay all of our outstanding obligations with respect to the Hercules Credit Facility.

Future Capital Requirements

As of March 31, 2012, we had cash and cash equivalents and short-term investments of $54.8 million and we received approximately $63 million of net proceeds from a registered offering of our common stock in April 2012. We believe that our existing cash and cash equivalents, including the $63 million raised in April 2012, short-term investments and revenue from product sales will be sufficient to enable us to meet our planned operating expenses, capital expenditure requirements and service our indebtedness for the next twelve months. However, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

We expect to continue to incur substantial additional operating losses as we commercialize EXPAREL and develop and seek regulatory approval for our product candidates. We will continue to incur significant sales and marketing and manufacturing expenses due to the commercialization of EXPAREL. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements to us as a public company.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•                  the level and timing of our sales of EXPAREL;

•                  the costs of our commercialization activities for EXPAREL;

•                  the cost and timing of expanding our manufacturing facilities and purchasing manufacturing and other capital equipment for EXPAREL and our other product candidates;

•                  the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval;

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Additional debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any additional debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, except for operating leases, or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our off-balance sheet arrangements have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to our critical accounting policies since December 31, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

(b)                         Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no issuances of unregistered shares of capital stock during the three month period ended March 31, 2012 covered by this report.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace*

10.2	Employment Agreement, dated November 1, 2010, between the Registrant and Taunia Markvicka*

10.3	Employment Agreement, dated November 18, 2012, between the Registrant and John Pratt.*

10.4	Employment Agreement, dated April 19, 2012, between the Registrant and Lauren Riker*

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.***

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

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

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated: May 9, 2012	/s/ DAVID STACK
David Stack
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2012	/s/ JAMES SCIBETTA
James Scibetta
Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2012	/s/ LAUREN RIKER
Lauren Riker
Executive Director, Accounting & Reporting
(Principal Accounting Officer)