Form 10-Q
period 2012-06-30
Pacira Pharmaceuticals, Inc.
filed 2012-08-09
CIK 1396814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

Commission File Number: 001-35060

PACIRA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 100

Parsippany, New Jersey 07054

 (Address of Principal Executive Offices) (Zip Code)

(973) 254-3560

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

As of August 1, 2012, 32,419,407 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2012	2011
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$21,445	$46,168
Restricted cash	1,847	1,299
Short-term investments	62,840	29,985
Accounts receivable, net of allowances	3,214	2,113
Inventories	9,299	1,245
Prepaid expenses and other current assets	1,431	1,839
Total current assets	100,076	82,649
Fixed assets, net	29,966	25,103
Goodwill	7,992	—
Intangibles, net	4,233	5,259
Other assets	586	479
Total assets	$142,853	$113,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440	$3,440
Accrued expenses	9,279	7,159
Current portion of royalty interest obligation	1,164	1,219
Current portion of deferred revenue	4,353	13,054
Current portion of long-term debt	—	7,039
Total current liabilities	15,236	31,911
Long-term debt	24,670	18,537
Royalty interest obligation	1,270	1,537
Deferred revenue	4,634	8,416
Contingent purchase liability	—	2,042
Other liabilities	2,538	2,778
Total liabilities	48,348	65,221
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.001 par value; 250,000,000 shares authorized, 32,420,472 shares issued and 32,419,407 shares outstanding at June 30, 2012; 25,340,103 shares issued and 25,339,038 shares outstanding at December 31, 2011	32	25
Additional paid-in capital	294,806	228,470
Accumulated deficit	(200,429)	(180,239)
Accumulated other comprehensive income	98	15
Treasury stock at cost, 1,065 shares	(2)	(2)
Total stockholders’ equity	94,505	48,269
Total liabilities and stockholders’ equity	$142,853	$113,490

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Net product sales	$4,981	$1,469	$5,427	$3,185
Collaborative licensing and development revenue	6,600	1,283	13,090	2,493
Royalty revenue	763	884	1,631	1,822
Total revenues	12,344	3,636	20,148	7,500

Operating expenses:
Cost of revenues	6,685	3,115	13,180	6,781
Research and development	1,872	4,586	3,166	8,382
Selling, general and administrative	10,413	4,466	21,565	7,988
Total operating expenses	18,970	12,167	37,911	23,151
Loss from operations	(6,626)	(8,531)	(17,763)	(15,651)

Other (expense) income:
Interest income	68	37	131	65
Interest expense	(494)	(676)	(1,008)	(3,157)
Loss on early extinguishment of debt	(1,062)	—	(1,062)	—
Royalty interest obligation	(143)	429	(425)	118
Other, net	(39)	(22)	(63)	88
Total other expense, net	(1,670)	(232)	(2,427)	(2,886)
Net loss	$(8,296)	$(8,763)	$(20,190)	$(18,537)

Net loss per share:
Basic and diluted net loss per common share	$(0.27)	$(0.51)	$(0.72)	$(1.36)
Weighted average common shares outstanding:
Basic and diluted	30,953,635	17,233,146	28,160,471	13,623,668

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(8,296)	$(8,763)	$(20,190)	$(18,537)
Other comprehensive income:
Net unrealized gain on investments	81	—	83	—
Total other comprehensive income	81	—	83	—
Comprehensive loss	$(8,215)	$(8,763)	$(20,107)	$(18,537)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balances at December 31, 2011	25,339	$25	$228,470	$(180,239)	$(2)	$15	$48,269
Exercise of stock options	180	—	383	—	—	—	383
Stock-based compensation	—	—	1,751	—	—	—	1,751
Unrealized gain on short-term investments	—	—	—	—	—	83	83
Follow-on offering, net of issuance costs	6,900	7	62,848	—	—	—	62,855
Debt discount on issuance of warrants	—	—	1,354	—	—	—	1,354
Net loss	—	—	—	(20,190)	—	—	(20,190)
Balances at June 30, 2012	32,419	$32	$294,806	$(200,429)	$(2)	$98	$94,505

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating activities:
Net loss	$(20,190)	$(18,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,785	2,001
Amortization of unfavorable lease obligation and deferred financing costs	(116)	21
Amortization of end of term fee and warrants	310	1,291
Loss on extinguishment of debt	1,062	—
Stock-based compensation	1,751	1,523
Changes in operating assets and liabilities:
Restricted cash	(548)	(755)
Accounts receivable, net of allowances	(1,101)	136
Inventories	(8,054)	(279)
Prepaid expenses and other assets	430	(659)
Accounts payable and accrued expenses	(1,256)	77
Royalty interest obligation	(322)	(892)
Other liabilities	(42)	696
Deferred revenue	(12,483)	467
Net cash used in operating activities	(37,774)	(14,910)
Investing activities:
Purchase of fixed assets	(7,267)	(2,035)
Proceeds from sales of fixed assets	1	—
Net purchases of short-term investments	(32,772)	(19,755)
Payment of contingent consideration	(10,034)	—
Net cash used in investing activities	(50,072)	(21,790)
Financing activities:
Proceeds from exercise of stock options	383	1
Proceeds from borrowings on long-term debt	27,500	—
Proceeds from offering, net	62,855	38,016
Repayment of debt	(26,250)	—
Payment of debt issuance and financing costs	(1,365)	—
Net cash provided by financing activities	63,123	38,017
Net (decrease) increase in cash and cash equivalents	(24,723)	1,317
Cash and cash equivalents, beginning of period	46,168	26,133
Cash and cash equivalents, end of period	$21,445	$27,450

Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$2,282	$2,360
Initial public offering costs paid in 2010	—	907
Non cash investing and financing activities:
Conversion of notes to common stock	—	51,222
Conversion of preferred stock to common stock	—	6
Value of warrants issued with debt	1,354	—

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company’s lead product EXPAREL®, which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011. The Company commercially launched EXPAREL in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved commercial product, DepoCyt(e), which the Company manufactures for its commercial partners.

Pacira Pharmaceuticals, Inc. is the holding company for the California operating subsidiary of the same name, also referred to as PPI-California, which was acquired from Skyepharma Holding, Inc., or Skyepharma, in March 2007, referred to herein as the Acquisition.

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 27, 2012.

The consolidated financial statements at June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2011 has been derived from the audited financial statements included in the Form 10-K for that year. Certain reclassifications were made to conform to the current presentation. Specifically, for the three and six months ended June 30, 2011, the Company reclassified $0.2 million and $0.5 million, respectively, of stock-based compensation expense from selling, general and administrative expense to research and development expense. This reclassification had no impact on net loss or stockholders’ equity as previously reported. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flow since inception and future losses are anticipated.

Liquidity

In April 2012, the Company sold 6,900,000 shares of common stock at a price of $9.75 per share in a registered public offering, which includes the underwriter’s exercise of the overallotment option. The Company raised approximately $62.9 million in net proceeds after deducting underwriting discounts and offering expenses.

Management believes that the Company’s existing cash and cash equivalents, short-term investments and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements and service its indebtedness through the next twelve months. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional operating losses as it commercializes EXPAREL and develops and seeks regulatory approval for its product candidates.

Revenue Recognition

The Company sells EXPAREL mostly to wholesalers based on orders of the product from hospitals and other end user customers such as ambulatory surgery centers and doctors. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. Sales to wholesalers provide for selling prices that are fixed on the date of sale. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. The Company records revenue at the time the product is delivered to the end-user.

At the time the Company recognizes revenue, it also records certain sales reserves and allowances as a reduction of revenue. These reserves and allowances include a prompt payment reserve, product return reserve, volume rebate discount, chargeback reserve and wholesaler service fee. Due to estimates and assumptions inherent in determining some of the sales reserves, the actual amount of volume rebates, chargebacks and returns may be different from estimates, at which time the Company would adjust reserves accordingly.

Prompt pay reserve

The prompt payment reserve is based upon discounts offered to wholesalers as an incentive to meet certain payment terms. The Company accounts for these discounts at the time the sale is made and reduces accounts receivable accordingly.

Returns reserve

The Company allows customers to return product that is damaged or received in error. In addition, the Company allows for product to be returned beginning six months prior to, and twelve months following product expiration. As EXPAREL is a new commercially available product, the Company is estimating its sales return reserve based on return history from other hospital-based products with similar distribution models, which management believes is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to sales and an increase in returns liability.

Volume rebates and chargeback reserve

Volume rebates and chargeback reserve are based upon contracted discounts and promotional offers the Company provides to certain end users, including hospitals and ambulatory surgery centers, who are members of group purchasing organizations. The volume rebates and chargeback reserve are recorded as a reduction to sales and a customer payable and reduction to receivables, respectively.

Wholesaler fee payable

The Company’s customers include major and regional wholesalers with whom the Company has contracted a fee for service based on a percentage of sales.  This fee for service is recorded as a reduction to gross sales and a liability is established at the time the sale is recorded based on the contracted percentage.

Reserve for doubtful accounts

The Company evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate.  The Company’s sales to date are primarily to established customers. As of June 30, 2012, the accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

Concentration of Major Customers

The Company’s customers are its commercial, distribution and licensing partners and major and regional wholesalers. The table below includes the percentage of revenue comprised by the three largest customers in each year presented.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Largest customer	48%	45%	58%	43%
Second largest customer	17%	21%	13%	22%
Third largest customer	11%	19%	10%	19%
	76%	85%	81%	84%

No other individual customer accounted for more than 10% of the Company’s revenues for these periods. The Company is dependent on its commercial partners to market and sell DepoCyt(e), from which a substantial portion of its revenues is derived.

On January 3, 2012, EKR Therapeutics, Inc., or EKR, delivered a notice to the Company to terminate the licensing, distribution and marketing agreement relating to DepoDur. Pursuant to the terms of the agreement, the termination of the agreement is effective 180 days from the date of the notice, or July 1, 2012. The associated supply agreement also terminates concurrently with the termination of the licensing, distribution and marketing agreement. Both parties agreed to terminate the agreements effective June 8, 2012. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in June 2012. During the three and six months ended June 30, 2012, the Company recognized $5.8 million and $11.6 million, respectively, of milestone revenue relating to these EKR agreements in collaborative licensing and development revenue on the consolidated statements of operations.

On June 29, 2012, the Company received a notice of termination from Novo Nordisk AS, or Novo, of the Development and License Agreement, dated January 14, 2011.  Pursuant to the terms of the agreement, the termination of the agreement is effective 60 days from the date of the notice, or August 28, 2012. Under the agreement, the Company granted exclusive rights to Novo under certain of the Company’s patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using the Company’s DepoFoam drug delivery technology. The agreement was terminated due to Novo’s decision to discontinue development of the proprietary drug subject to the agreement. As a result of the termination, the Company is recognizing any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in August 2012.

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

	Carrying	Fair Value Measurements Using
Financial Liabilities	Value	Level 1	Level 2	Level 3
June 30, 2012
Long-term debt- current and long-term *	$27,500	$—	$27,500	$—
December 31, 2011
Long-term debt- current and long-term	$26,250	$—	$27,929	$—

*The carrying value of the long-term debt at June 30, 2012 approximates its fair value since the interest rate approximates the current market rate for similar instruments.

Short-term investments consist of investment grade commercial paper, asset-backed securities collateralized by credit card receivables, and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company’s short-term investments are captured in other comprehensive gain (loss). All of the Company’s short-term investments are classified as available for sale investments and determined to be Level 2 instruments. The fair value of the commercial paper is measured based on a standard industry model that uses the 3-month Treasury bill rate as an observable input. The fair value of the corporate bonds and asset-backed securities is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input. At June 30, 2012, the Company had $62.8 million invested in short-term investments which were rated A or better by Standard & Poor’s and had maturities ranging from 122 to 356 days from date of purchase.

The following summarizes the Company’s short-term investments at June 30, 2012 and December 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
June 30, 2012	Cost	Gains	Losses	(Level 2)
Debt securities:
Commercial Paper	$35,040	$93	$—	$35,133
Corporate Bonds	21,529	4	(4)	21,529
Asset-backed Securities	6,173	5	—	6,178
Total	$62,742	$102	$(4)	$62,840

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
December 31, 2011	Cost	Gains	Losses	(Level 2)
Debt securities:
US Treasury Securities	$1,000	$—	$—	$1,000
Commercial Paper	11,476	23	—	11,499
Corporate Bonds	17,494	2	(10)	17,486
Total	$29,970	$25	$(10)	$29,985

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed Federal insured limits.

As of June 30, 2012, three customers accounted for 38%, 24% and 17% of the Company’s accounts receivable. As of December 31, 2011, two customers accounted for 56% and 41% of the Company’s accounts receivable.  No other individual customer accounted for more than 10% of the Company’s accounts receivable for these periods.

Note 4— INVENTORIES

The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2012	2011
Raw materials	$3,339	$862
Work-in-process	1,432	96
Finished goods	4,528	287
Total	$9,299	$1,245

Note 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Machinery and laboratory equipment	$12,481	$12,188
Computer equipment and software	1,405	1,133
Office furniture and equipment	430	352
Leasehold improvements	6,135	6,056
Construction in progress	19,656	13,656
Total	40,107	33,385
Less accumulated depreciation	(10,141)	(8,282)
Fixed assets, net	$29,966	$25,103

Depreciation expense was $0.9 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. Depreciation expense was $1.8 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively. For the three and six months ended June 30, 2012, the Company capitalized interest of $0.5 million and $0.9 million, respectively, on the construction of its manufacturing sites. Capitalized interest was $0.3 million during each of the three and six months ended June 30, 2011.

Note 6—GOODWILL AND INTANGIBLE ASSETS

The Company applies Accounting Standards Codification (“ASC”) Topic 350, Intangibles - Goodwill and Other Intangible Assets, to record goodwill and intangible assets.  In accordance with ASC 350, certain intangible assets are to be assessed periodically for impairment using fair value measurement techniques. Goodwill is tested for impairment on an annual basis as of the end of the Company’s fiscal year, or more frequently when impairment indicators arise. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists.

The Company’s goodwill as of June 30, 2012 and December 31, 2011 was $8.0 million and $0, respectively.  Goodwill arose from the triggering in April 2012 of a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date.  In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL as follows:

(a)          $10.0 million upon first commercial sale in the United States;

(b)          $4.0 million upon first commercial sale in a major EU country (United Kingdom, France, Germany, Italy and Spain);

(c)          $8.0 million when annual net sales collected reach $100.0 million;

(d)          $8.0 million when annual net sales collected reach $250.0 million; and

(e)          $32.0 million when annual net sales collected reach $500.0 million.

The first contingency was resolved in April 2012 resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of the $2.0 million contingent consideration liability recognized at the time of the Acquisition resulting in $8.0 million recorded as goodwill. Additionally, as of June 30, 2012, the Company also recorded less than $0.1 million as goodwill for the percentage payments on net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional cost of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

Intangible assets are summarized as follows (in thousands):

	June 30,	December 31,
	2012	2011	Estimated Useful Life
Core Technology
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,691)	(1,530)
Net	1,209	1,370
Developed Technology
Gross amount	11,700	11,700	7 years
Accumulated amortization	(8,775)	(7,939)
Net	2,925	3,761
Trademarks and trade names
Gross amount	400	400	7 years
Accumulated amortization	(301)	(272)
Net	99	128
Intangible assets, net	$4,233	$5,259

Amortization expense for intangibles was $0.5 million and $0.6 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense for intangibles was $1.0 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2012 (remaining six months)	$161	$836	$29	$1,026
2013	322	1,671	57	2,050
2014	322	418	13	753
2015	322	—	—	322
2016	82	—	—	82
Total	$1,209	$2,925	$99	$4,233

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	June 30,	December 31,
	2012	2011
Debt:
Current portion of long-term debt	$—	$7,039
Long-term debt	27,500	19,211
Discount on debt	(2,830)	(674)
Total debt, net of debt discount	24,670	25,576

Financing obligations:
Current portion of royalty interest obligation	1,164	1,219
Long-term portion of royalty interest obligation	1,270	1,537
Total royalty interest obligation	2,434	2,756

Total debt and financing obligations	$27,104	$28,332

On May 2, 2012, the Company entered into a definitive loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or the Lender, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013.  Payments under the Loan Agreement are interest-only in arrears through November 30, 2013, followed by 30 equal monthly payments of principal and interest.  In addition, a payment equal to 6% of the Loan Facility will be due on the final payment date, or such earlier date as specified in the Loan Agreement. This $1.7 million end of term fee was recorded as a debt discount and is being amortized to interest expense over the term of the loan. The proceeds from the Loan Agreement were used by the Company to repay the entire $24.2 million outstanding balance plus accrued interest, $0.6 million end of term fee and $0.3 million early prepayment penalty on its credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P., as lenders, or Hercules Credit Facility. The Company recorded a loss on extinguishment of debt of $1.1 million comprised of the remaining unamortized debt issuance costs, warrants and end of term fee, as well as the early prepayment penalty on the note issued under the Hercules Credit Facility.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company agreed not to pledge or otherwise encumber its intellectual property assets, except for permitted liens or to the extent the intellectual property constitutes royalty collateral, as such terms are defined in the Loan Agreement and except as otherwise provided in the Loan Agreement.

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

In connection with the Loan Agreement, the Company issued to the Lender warrants that are exercisable for an aggregate of 162,885 shares of its common stock at a per share exercise price of $10.97.  Each warrant may be exercised on a cashless basis in whole or in part. The warrants will terminate on the earlier of ten years from the issuance date or the closing of certain merger or consolidation transactions in which the consideration is cash or stock of a publicly traded acquirer, or a combination thereof. The value of the warrants was recorded as a debt discount and is being amortized over the term of the loan to interest expense. The fair value of the warrants was determined using Black-Scholes option model (using a discount rate of 1.96%, volatility of 69.69%, a dividend yield of 0%, and a contractual term of 10 years). The relative fair value of the warrants totaled $1.4 million.

The Company’s principal payments are due under the Loan Agreement as follows: $0.8 million in 2013, $10.3 million in 2014, $11.3 million in 2015 and $5.1 million in 2016.

Note 8—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenues	$111	$31	$199	$114
Research and development	285	251	464	667
Selling, general and administrative	644	269	1,088	742
Total	$1,040	$551	$1,751	$1,523

Stock Incentive Plans

The Company’s 2011 stock incentive plan, or 2011 Plan, previously contained an “evergreen” provision, which allowed for an increase in the number of shares authorized for issuance under the 2011 Plan on the first day of each calendar year from 2012 through 2015. On January 1, 2012, the evergreen provision increased the number of shares of common stock authorized for issuance under the 2011 Plan by 557,880 shares. On June 5, 2012, the 2011 Plan was amended, to, among other things: (i) increase the number of shares of common stock authorized for issuance under the 2011 Plan by 2,100,000, (ii) remove the evergreen provision and (iii) require stockholder approval prior to any repricing of awards granted under the 2011 Plan.

The following table contains information about the Company’s plans at June 30, 2012:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	3,116,070	2,119,234	996,836
2007 Plan	2,088,467	2,088,467	—
	5,204,537	4,207,701	996,836

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2011 to June 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,337,017	$3.92
Granted	1,762,500	10.75
Exercised	(180,369)	2.12
Forfeited	(68,406)	5.96
Outstanding at June 30, 2012	3,850,742	7.09

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

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Numerator for basic and diluted loss per share
Net loss	$(8,296)	$(8,763)	$(20,190)	$(18,537)
Denominator
Weighted average shares of common stock outstanding	30,954	17,233	28,160	13,624
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock -diluted	30,954	17,233	28,160	13,624
Net loss per share
Basic net loss per share of common stock	$(0.27)	$(0.51)	$(0.72)	$(1.36)
Diluted net loss per share of common stock	$(0.27)	$(0.51)	$(0.72)	$(1.36)

The stock options and warrants are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2012 and 2011 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Weighted average shares of common stock outstanding—basic	30,954	17,233	28,160	13,624
Stock options	1,203	1,209	1,183	1,247
Warrants	131	118	124	108
Weighted average shares of common stock -diluted	32,288	18,560	29,467	14,979

Note 10—RELATED PARTY TRANSACTIONS

In June 2011, the Company entered into an agreement with Gary Pace, a member of the Company’s board of directors, to provide consulting services for manufacturing related activities. The fees payable under the agreement may not exceed $60,000 per year. In connection with these services, Dr. Pace received an option to purchase 10,000 shares of common stock at an exercise price of $11.02 per share. In April 2012, the Company entered into an amended and restated consulting agreement with Gary Pace, whereby Dr. Pace will provide consulting services at the rate of $10,000 per month and received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share pursuant to the consulting arrangement. The amount of fees incurred for each of the three and six months ended June 30, 2012 was less than $0.1 million. At June 30, 2012 and December 31, 2011, the amount payable to Dr. Pace was not material.

MPM Asset Management, or MPM, an investor in the Company, provides clinical management and subscription services to the Company. The Company incurred expenses of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2012 and 2011, respectively. Approximately $0.1 million was payable to MPM at both June 30, 2012 and December 31, 2011.

The Company incurred expenses under the services agreement with Stack Pharmaceuticals, Inc., or SPI, an entity controlled by the Company’s chief executive officer, of approximately $0.1 million for the three and six months ended June 30, 2011. In November 2011, the Company terminated its services agreement with SPI. The Company had no outstanding amounts payable to SPI at June 30, 2012 and December 31, 2011.

Note 11—COMMITMENTS AND CONTINGENCIES

In July 2012, the Company received an inspection letter from the Medicines and Healthcare products Regulatory Agency, or MHRA, noting certain critical and major deficiencies in the DepoCyt(e) manufacturing line, which is located in a separate building from the EXPAREL manufacturing site. The Company recorded a charge of $0.6 million during the three months ended June 30, 2012 relating to a remediation plan that the Company committed to the MHRA to complete by October 31, 2012. The Company believes this to be its best estimate of the remediation costs. However, the MHRA may require additional rectifications or take further action that could result in additional charges.

In May 2012, the Company entered into a construction management agreement with DPR Construction, a General Partnership, or DPR. Under the terms of the agreement, DPR is responsible for the management of the renovation of the Company’s existing manufacturing facility in San Diego, California. The manufacturing facility is being renovated to allow the Company to expand the current manufacturing capacity and meet anticipated future market demand for EXPAREL. Pursuant to the agreement, the contract sum (the cost of the work plus the contractor fee) will not exceed approximately $7.7 million, provided that such amount is subject to change based on agreed-upon changes to the scope of work.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, regarding our plans to develop, manufacture and commercialize EXPAREL; our plans to continue to manufacture and provide support services for our commercial partners who have licensed DepoCyt(e); the success of our commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the indications of EXPAREL to include nerve block; our manufacturing, commercialization and marketing capabilities, regulatory developments in the United States and foreign countries; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses and capital requirements; and the loss or hiring of key scientific or management personnel. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL, a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia. We have developed a sales force entirely dedicated to commercializing EXPAREL comprised of approximately 60 hospital specialists, seven regional directors and a national sales director. We have developed this sales force pursuant to a contract with Quintiles Commercial US, Inc., a division of Quintiles, Inc., or Quintiles, and under the terms of this contract we have the flexibility to hire all or a portion of the sales force dedicated to commercializing EXPAREL as full-time employees of Pacira, upon 60 days’ notice to Quintiles. We commercially launched EXPAREL in April 2012. As a result of our first commercial sale of EXPAREL, we triggered a $10.0 million payment obligation to Skyepharma Holding, Inc., or Skyepharma, in connection with the acquisition of our California operating subsidiary, which we refer to as the Acquisition.

We have two other approved products, DepoCyt(e) and DepoDur. DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. DepoDur is an extended release injectable formulation of morphine indicated for epidural administration for the treatment of pain following major surgery. DepoDur was approved by the FDA in 2004. On January 3, 2012, EKR delivered a notice to terminate the licensing, distribution and marketing agreement with us relating to DepoDur. Pursuant to the terms of the agreement, the associated supply agreement terminated concurrently with the termination of the licensing, distribution and marketing agreement. Both parties agreed to terminate the agreements effective June 8, 2012. As a result, we expect the supply and royalty revenue from DepoDur to decrease in the future and we do not expect to re-license out the rights to DepoDur.

We also partner with other companies who desire access to our proprietary DepoFoam extended release drug delivery technology to conduct research, feasibility and formulation work with their products. On June 29, 2012, we received a notice of termination from Novo Nordisk AS, or Novo, of a Development and License Agreement, dated January 14, 2011.  Pursuant to the terms of the agreement, the termination of the agreement is effective 60 days from the date of the notice, or August 28, 2012. Under the agreement, we granted exclusive rights to Novo under certain of the Company’s patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using our DepoFoam drug delivery technology. The agreement was terminated due to Novo’s decision to discontinue development of the proprietary drug subject to in the agreement. As a result, our future collaborative licensing and development revenue may be negatively impacted.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Revenues

The following table sets forth a summary of revenues during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Net product sales:
EXPAREL	$2,285	$—	N/A	$2,285	$—	N/A
DepoCyt(e)	2,654	1,469	81%	3,079	3,185	(3)%
DepoDur	42	—	N/A	63	—	N/A
Total net product sales	4,981	1,469	239%	5,427	3,185	70%
Collaborative licensing and development revenue	6,600	1,283	414%	13,090	2,493	425%
Royalty revenue	763	884	(14)%	1,631	1,822	(10)%
Total revenues	$12,344	$3,636	239%	$20,148	$7,500	169%

Total revenues increased by $8.7 million, or 239%, to $12.3 million in the three months ended June 30, 2012 as compared to $3.6 million in the three months ended June 30, 2011.  In April 2012, we commercially launched EXPAREL resulting in $2.3 million of net product sales for the three months ended June 30, 2012. We report product sales net of allowances for sales returns, prompt pay discounts, volume rebates and distribution service fees payable to wholesalers. We ship products directly to the end user based on orders placed to wholesalers or directly to us and have no product held by wholesalers.

We also sold our two other approved products, DepoCyte and DepoDur, to commercial partners. We experienced a higher number of DepoCyte lots sold to our commercial partners during the three months ended June 30, 2012 resulting in a $1.2 million increase in DepoCyte product sales.  The increase in collaborative licensing and development revenue of $5.3 million was primarily driven by the recognition of deferred revenue in connection with the termination of the licensing, distribution and marketing agreement with EKR for the DepoDur product. We recognized any unamortized deferred revenue related to milestones received under the agreement over the remaining contract period through June 2012.

Total revenues increased by $12.6 million, or 169%, to $20.1 million in the six months ended June 30, 2012 as compared to $7.5 million in the six months ended June 30, 2011. Collaborative licensing and development revenue increased $10.6 million primarily due to the recognition of deferred revenue in connection with the termination of the agreement with EKR as discussed above. The increase in net product sales of $2.2 million was driven by the launch of EXPAREL in April 2012.  Royalty revenue decreased by $0.2 million in the six months ended June 30, 2012 due to lower end user sales by our commercial partners from which we generate a royalty.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Cost of goods sold	$6,531	$2,754	137%	$12,785	$6,041	112%
Cost of collaborative licensing and development revenue	154	361	(57)%	395	740	(47)%
Total cost of revenues	$6,685	$3,115	115%	$13,180	$6,781	94%

Cost of revenues increased by $3.6 million, or 115%, to $6.7 million in the three months ended June 30, 2012 as compared to $3.1 million the three months ended June 30, 2011. Cost of goods sold increased by $3.8 million primarily due to (i) the cost of goods for EXPAREL sales which we commercially launched in April 2012, (ii) a $0.6 million expense for a contingent loss associated with our DepoCyt(e) manufacturing site, and (iii) an increase in headcount for support functions, including pharmacovigilance.

Cost of revenues increased by $6.4 million, or 94%, to $13.2 million in the six months ended June 30, 2012 as compared to $6.8 million the six months ended June 30, 2011. The increase was primarily driven by (i) the cost of goods for EXPAREL sales which we launched in April 2012, (ii) $0.6 million charge as discussed above and (iii) EXPAREL production costs, which were expensed as incurred until March 2012 when the first commercial batch was produced. Additionally, we have a substantial level of infrastructure cost relating to running two cGMP facilities. Cost of collaborative licensing and development revenue decreased by $0.3 million due to decreased services performed under the Novo agreement, for which we received a notice of termination in June 2012.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Research and development expense	$1,872	$4,586	(59)%	$3,166	$8,382	(62)%

Research and development expenses decreased by $2.7 million, or 59%, to $1.9 million in the three months ended June 30, 2012 as compared to $4.6 million in the three months ended June 30, 2011 due to the shift of EXPAREL production line expenses from research and development expenses to cost of revenues following the approval of EXPAREL by the FDA in October 2011. Research and development expenses in the three months ended June 30, 2012 primarily resulted from the continuation of our dose ranging EXPAREL nerve block trial, startup costs for the EXPAREL Phase 2/3 nerve block trials and the initiation of pre-clinical studies for a potential new manufacturing process. In the three months ended June 30, 2012 and 2011, research and development expenses attributable to EXPAREL were $1.9 million or 100%, and $4.5 million or 99%, of total research and development expenses, respectively.

Research and development expenses decreased by $5.2 million, or 62%, to $3.2 million in the six months ended June 30, 2012 as compared to $8.4 million in the six months ended June 30, 2011 due to the shift of EXPAREL production line expenses from research and development expenses to cost of revenues as discussed above. In the six months ended June 30, 2012 and 2011, research and development expenses attributable to EXPAREL were $3.2 million or 100%, and $8.3 million or 99%, of total research and development expenses, respectively.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
General and administrative	$3,216	$2,160	49%	$6,861	$4,535	51%
Sales and marketing	7,197	2,306	212%	$14,704	$3,453	326%
Total selling, general and administrative expense	$10,413	$4,466	133%	$21,565	$7,988	170%

Selling, general and administrative expenses increased by $5.9 million, or 133%, to $10.4 million in the three months ended

June 30, 2012 as compared to $4.5 million in the three months ended June 30, 2011 due to the following:

•            sales and marketing expenses increased by $4.9 million primarily due to a $3.3 million increase in the cost of our sales force entirely dedicated to commercializing EXPAREL, which was comprised of approximately 60 hospital specialists, seven regional directors and a national sales director, a $0.8 million increase in promotional costs to support the launch of EXPAREL including simulcasts, speaker trainings, educational programs, publications, promotional materials and health outcomes collaboratives, and a $0.5 million increase related to our Phase IV IMPROVE health outcome studies in targeted surgeries, which we have been enrolling patients in throughout the second quarter of 2012; and

•            general and administrative expenses increased by $1.1 million due to increases of $0.4 million in salaries and benefits associated with our increased headcount, $0.3 million in consulting costs primarily to support our information technology structure and $0.2 million in recruiting costs.

Selling, general and administrative expenses increased by $13.6 million, or 170%, to $21.6 million in the six months ended June 30, 2012 as compared to $8.0 million in the six months ended June 30, 2011 due to the following:

•            sales and marketing expenses increased by $11.3 million primarily due to a $6.6 million increase in the cost of our sales force entirely dedicated to commercializing EXPAREL, a $2.1 million increase in promotional costs to support the launch of EXPAREL and a $1.0 million increase related to our Phase IV IMPROVE health outcome studies as discussed above; and

•            general and administrative expenses increased by $2.3 million due to increases of $0.7 million in salaries and benefits associated with higher headcount, $0.7 million in consulting costs to support our information technology infrastructure, $0.3 million in recruiting expenses and $0.2 million in administrative costs to support our invoicing and collection processing and bank fees for investment of our short-term investments.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated (in thousands):

	Three Months Ended June 30,		Increase/	Six Months Ended June 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Interest income	$68	$37	84%	$131	$65	102%
Interest expense	(494)	(676)	(27)%	(1,008)	(3,157)	(68)%
Loss on early extinguishment of debt	(1,062)	—	N/A	(1,062)	—	N/A
Royalty interest obligation	(143)	429	N/A	(425)	118	N/A
Other, net	(39)	(22)	77%	(63)	88	N/A
Total other (expense), net	$(1,670)	$(232)	620%	$(2,427)	$(2,886)	(16)%

Total other (expense) income, net increased by $1.4 million, or 620%, to $1.7 million in the three months ended June 30, 2012 as compared to $0.2 million in the three months ended June 30, 2011 primarily due to a $1.1 million loss on the extinguishment of our credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P., as lenders, or Hercules Credit Facility, and a $0.6 million increase in royalty interest obligation expense due to a forecast reduction in end user Depocyt(e) sales that took place in the second quarter of 2011.  These increases were offset by a reduction in interest expense of $0.2 million which was driven by an increase in capitalized interest related to our Suite C manufacturing expansion project.

Total other (expense) income, net decreased by $0.5 million, or 16%, to $2.4 million in the six months ended June 30, 2012 as compared to $2.9 million in the six months ended June 30, 2011 primarily due to a $2.1 million decrease in interest expense. The decrease in interest expense is due to the following:

•                  $1.1 million of warrant expense recognized during the first quarter of 2011 in connection with the conversion of these warrants upon our initial public offering;

•                  $0.6 million increase in capitalized interest related to our Suite C manufacturing expansion project;

•                  $0.4 million decrease in interest expense associated with our 2009 and 2010 convertible and secured debt facilities which were converted to common shares in connection with our initial public offering in the first quarter of 2011.

The preceding decreases in interest expense were offset by a $1.1 million loss on the extinguishment of our Hercules Credit Facility and a $0.5 million increase in royalty interest obligation expense due to a forecast reduction in end user Depocyt(e) sales that took place in the second quarter of 2011.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible preferred stock and common stock, secured and unsecured notes and borrowings under debt facilities, product sales, collaborative licensing and development revenue and royalty revenue. We raised approximately $37.1 million in net proceeds through an initial public offering completed on February 8, 2011 and approximately $49.0 million in net proceeds through a follow-on offering completed on November 21, 2011.

On April 17, 2012, we sold 6,000,000 common shares at a price of $9.75 per share in a registered public offering of common stock. We received approximately $54.7 million in net proceeds after deducting underwriting discounts and offering expenses. On April 27, 2012, the underwriters exercised the overallotment option for 900,000 common shares at a price of $9.75 per share, which provided an additional $8.2 million in net proceeds after deducting underwriting discounts and offering expenses for total net proceeds to us of $62.9 million.

We have generated limited revenue, and we are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2012, we had an accumulated deficit of $200.4 million, cash and cash equivalents, restricted cash and short-term investments of $86.1 million and working capital of $84.8 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(37,774)	$(14,910)
Investing activities	(50,072)	(21,790)
Financing activities	63,123	38,017
Net (decrease) increase in cash and cash equivalents	$(24,723)	$1,317

Operating Activities

During the six months ended June 30, 2012 and 2011, our net cash used in operating activities was $37.8 million and $14.9 million, respectively. The $22.9 million increase in net cash used in operating activities was driven by (i) higher selling, marketing and administrative expenses driven by the launch of EXPAREL in April 2012 including the hiring of our sales force dedicated to EXPAREL, (ii) increased manufacturing costs and an increase in inventory in connection with our commercial launch of EXPAREL, and (iii) a $1.5 million up-front payment received in January 2011 from Novo.

Investing Activities

During the six months ended June 30, 2012 and 2011, our net cash used in investing activities was $50.1 million and $21.8 million, respectively.  The increased cash used in investing activities was primarily due to a $13.0 million increase in the purchase of short-term investments from the proceeds of our secondary offering in 2012, a $10.0 million contingent milestone payment made in April 2012 to Skyepharma in connection with the first commercial sale of EXPAREL, and a $5.2 million increase in the purchase of fixed assets relating to the construction of our Suite C manufacturing line for EXPAREL, which we re-commenced following approval from the United States Food and Drug Administration in October 2011.

Financing Activities

During the six months ended June 30, 2012 and 2011, net cash provided by financing activities was $63.1 million and $38.0 million, respectively. In April 2012, we raised $62.9 million in net proceeds through a secondary offering of 6,900,000 shares of common stock. Additionally, in May 2012, we borrowed a principal amount of $27.5 million from Oxford Finance LLC and used the funds to repay the remaining principal on the Hercules Credit Facility, early prepayment penalty of $0.3 million and the end of term fee of $0.6 million. In 2011, we raised approximately $37.1 million in net proceeds from our initial public offering, after deducting $4.9 million in offering expenses of which $0.9 million was paid prior to December 31, 2010.

Debt Facilities

On May 2, 2012, we entered into a definitive loan and security agreement, or Loan Agreement, with Oxford Finance LLC, who we refer to as the Lender, and borrowed the principal amount of $27.5 million, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013.  Payments under the Loan Agreement are interest-only in arrears through November 30, 2013, followed by 30 equal monthly payments of principal and interest.  In addition, a final payment equal to 6% of the Loan Facility will be due on the final payment date, or such earlier date as specified in the Loan Agreement.

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

As of June 30, 2012, we had $27.5 million in outstanding principal debt under the Oxford Loan Facility. As of June 30, 2012, we were in compliance with all covenants under the facility.

Future Capital Requirements

As of June 30, 2012, we had cash and cash equivalents, restricted cash and short-term investments of $86.1 million. We believe that our existing cash and cash equivalents, restricted cash, short-term investments and revenue from product sales will be sufficient to enable us to meet our planned operating expenses, capital expenditure requirements and service our indebtedness for the next twelve months. However, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. The covenants under the Oxford Loan Facility and the Amended and Restated Royalty Interests Assignment Agreement between us with Royalty Securitization Trust I, an affiliate of Paul Capital Advisors, LLC, and the pledge of our assets as collateral limit our ability to obtain additional debt financing. We have no committed external sources of funds. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all.

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

Critical Accounting Policies and Estimates

We sell EXPAREL to wholesalers based on orders of the product from hospitals and other end user customers such as ambulatory surgery centers and doctors. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. Sales to wholesalers provide for selling prices that are fixed on the date of sale. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. We record revenue at the time the product is delivered to the end-user.

At the time we recognize revenue, we also record certain sales reserves and allowances as a reduction of revenue. These reserves and allowances include a prompt payment reserve, product return reserve, volume rebate discount, chargeback reserve and wholesaler service fee. Due to estimates and assumptions inherent in determining some of our sales reserves, the actual amount of volume rebates, chargebacks and returns may be different from our estimates, at which time we would adjust our reserves accordingly.

Prompt pay reserve

The prompt payment reserve is based upon discounts offered to wholesalers as an incentive to meet certain payment terms. We account for these discounts at the time the sale is made and reduces accounts receivable accordingly.

Returns reserve

We allow customers to return product that is damaged or received in error. In addition, we allow for product to be returned beginning six months prior to, and twelve months following product expiration. As EXPAREL is a new commercially available product, we are estimating our sales return reserve based on return history from other hospital based products with similar distribution models, which we believe is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale and as a reduction to sales and an increase in returns liability.

Volume rebates and chargeback reserve

Volume rebates and chargeback reserve are based upon contracted discounts and promotional offers we provide to certain end users who are members of group purchasing organizations. The volume rebates and chargeback reserve are recorded as a reduction to sales and a customer payable and reduction to receivables, respectively.

Wholesaler fee payable

Our customers include major and regional wholesalers with whom we have contracted a fee for service based on a percentage of sales.  This fee for service is recorded as a reduction to gross sales and a liability is established at the time the sale is recorded based on the contracted percentage.

Reserve for doubtful accounts

We evaluate accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. Our sales are mostly to established customers. As of June 30, 2012, the accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

For a description of any other critical accounting policies that affect our other significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2011. There have been no other significant changes to our critical accounting policies since December 31, 2011.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

(a)                                 Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with the participation of the Company’s management, as of the end of the period covered by this Quarterly Report on Form 10-Q, our President and Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

(b)                                 Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the risks identified below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2011, are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Other than the risk factors set forth below, there have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

The Medicines and Healthcare products Administration recently issued an inspection report noting certain critical deficiencies in our manufacturing of DepoCyt(e) and remediation of these deficiencies could result in significant costs or delays in the production and sale of DepoCyt(e).

In July 2012, the Medicines and Healthcare products Administration, or MHRA, conducted its standard inspection of our DepoCyt(e) manufacturing facility, which is located in a separate building from our EXPAREL manufacturing facility.  Following its inspection, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices. We have responded to the MHRA regarding the inspectional observations.  In connection with our response, we have temporarily ceased manufacturing DepoCyt(e) in order to implement our remediation plan and address the failures noted in the MHRA inspection report. While we are revising our procedures and will conduct additional training to address the MHRA inspection findings, we may be required to take additional steps to address the MHRA inspection findings, which could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

We are the sole manufacturer of DepoCyt(e). Our inability to continue manufacturing adequate supplies of DepoCyt(e) could result in a disruption in the supply of DepoCyt(e) to our partners.

We are the sole manufacturer of DepoCyt(e). We develop and manufacture DepoCyt(e) at our facility in San Diego, California, which is the only FDA approved site for manufacturing DepoCyt(e) in the world. In connection with our response to the MHRA regarding their inspectional observations, we have temporarily ceased manufacturing DepoCyt(e) in order to implement our remediation plan and address the failures noted in the MHRA inspection report.  This temporary cessation of the manufacturing of DepoCyt(e) could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

Our San Diego facilities are also subject to the risks of a natural or man-made disaster, including earthquakes and fires, or other business disruption. In addition, we have obtained limited property and business interruption insurance coverage for our facilities in San Diego. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for DepoCyt(e) if there were a catastrophic event or failure of our current manufacturing system. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, and would be very time consuming. An inability to continue manufacturing adequate supplies of DepoCyt(e) at our facility in San Diego, California could result in a disruption in the supply of DepoCyt(e) to our partners and breach of our contractual obligations.

If we fail to manufacture DepoCyt(e) we will lose revenues and be in breach of our licensing obligations.

We have licensed the commercial rights in specified territories of the world to market and sell our product, DepoCyt(e). Under those licenses we have obligations to manufacture commercial product for our commercial partners. If we are unable to timely fill the orders placed with us by our commercial partners, we will potentially lose revenue and be in breach of our licensing obligations under the agreements. In addition, we may be in breach of our obligations to comply with our supply and distribution agreements, which would in turn be a breach of our obligations under our amended and restated royalty interests assignment agreement, or the Amended and Restated Royalty Interests Assignment Agreement, with Royalty Securitization Trust I, an affiliate of Paul Capital Advisors, LLC, or Paul Capital.  Under our financing arrangement with Paul Capital, upon the occurrence of certain events, Paul Capital may require us to repurchase the right to receive royalty payments that we assigned to it, or may foreclose on certain assets that secure our obligations to Paul Capital. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right or any foreclosure by Paul Capital would adversely affect our cash flows, results of operations and our financial condition.

EXPAREL and any other products we may market, including DepoCyt(e), will remain subject to substantial regulatory scrutiny.

EXPAREL, DepoCyt(e) and any product candidates that we may develop, license or acquire will also be subject to ongoing FDA requirements with respect to the manufacturing, labeling, packaging, storage, distribution, advertising, promotion, record-keeping, post-market testing, and submission of safety and other post-market information on the drug. In addition, the subsequent discovery of previously unknown problems with a product, including undesirable side effects, may result in restrictions on the product, including withdrawal of the product from the market.

If EXPAREL, DepoCyt(e) or any other product that we may develop, license or acquire fails to comply with applicable regulatory requirements, such as cGMP regulations, a regulatory agency may:

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

For example, in July 2012, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices related to our Depocyt(e) manufacturing facility. We have responded to the MHRA regarding the inspectional observations, however the MHRA may require us to take additional steps to address the MHRA inspection findings, which could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

If we fail to comply with the extensive regulatory requirements to which we and our products, EXPAREL and DepoCyt(e), are subject, such products could be subject to restrictions or withdrawal from the market and we could be subject to penalties.

The testing, manufacturing, labeling, safety, advertising, promotion, storage, sales, distribution, export and marketing, among other things, of our products EXPAREL and DepoCyt(e) are subject to extensive regulation by governmental authorities in the United States and elsewhere throughout the world. Quality control and manufacturing procedures regarding EXPAREL and DepoCyt(e) must conform to cGMP. Regulatory authorities, including the FDA and the MHRA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the MHRA or other governmental authorities could result in, among other things, any of the following:

•                  product recall or seizure;

•                  suspension or withdrawal of an approved product from the market;

•                  interruption of production;

•                  operating restrictions;

•                  warning letters;

•                  injunctions;

•                  fines and other monetary penalties;

•                  criminal prosecutions; and

•                  unanticipated expenditures.

The design, development, manufacture, supply, and distribution of EXPAREL and DepoCyt(e) is highly regulated and technically complex.

The design, development, manufacture, supply, and distribution of our products EXPAREL and DepoCyt(e) is technically complex and highly regulated. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. In addition, the facilities used to manufacture, store, and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with applicable regulations.

The manufacturing techniques and facilities used for the manufacture and supply of our products must be operated in conformity with cGMP and other FDA, DEA and MHRA regulations.  In addition, any expansion of our existing manufacturing facilities or the introduction of any new manufacturing facilities would also require conformity with cGMP and other FDA, DEA and MHRA regulations.  In complying with these requirements, we, along with our suppliers, must continually expend time, money and effort in production, record keeping, and quality assurance and control to ensure that our products meet applicable specifications and other requirements for safety, efficacy and quality. In addition, we, along with our suppliers, are subject to unannounced inspections by the FDA, MHRA and other regulatory authorities.

Any failure to comply with regulatory and other legal requirements applicable to the manufacture, supply and distribution of our products could lead to remedial action (such as recalls), civil and criminal penalties and delays in manufacture, supply and distribution of our products. For instance, in July 2012, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices related to our Depocyt(e) manufacturing facility. We have responded to the MHRA regarding the inspectional observations, however the MHRA may require us to take additional steps to address the MHRA inspection findings, which could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no issuances of unregistered shares of capital stock during the three month period ended June 30, 2012 covered by this report.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

EXHIBIT INDEX

10.1	Construction Management Agreement, dated as of May 17, 2012, between the Registrant and DPR Construction, A General Partnership*

10.2

Loan and Security Agreement, dated as of May 2, 2012, by and among Oxford Finance LLC, the Lenders listed on Schedule 1.1 thereof, Pacira Pharmaceuticals, Inc., a Delaware corporation and Pacira Pharmaceuticals, Inc., a California corporation*

10.3	Warrant to Purchase Stock No. 1, dated as of May 2, 2012, issued by the Registrant to Oxford Finance LLC*

10.4	Warrant to Purchase Stock No. 2, dated as of May 2, 2012, issued by the Registrant to Oxford Finance LLC*

10.5	Warrant to Purchase Stock No. 3, dated as of May 2, 2012, issued by the Registrant to Oxford Finance LLC*

10.6	Warrant to Purchase Stock No. 4, dated as of May 2, 2012, issued by the Registrant to Oxford Finance LLC*

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

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

PACIRA PHARMACEUTICALS, INC.
(REGISTRANT)

Dated: August 9, 2012	/s/ DAVID STACK
David Stack
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	/s/ JAMES SCIBETTA
James Scibetta
Chief Financial Officer
(Principal Financial Officer)

Dated: August 9, 2012	/s/ LAUREN RIKER
Lauren Riker
Executive Director, Accounting & Reporting
(Principal Accounting Officer)