Form 10-Q
period 2012-09-30
Pacira Pharmaceuticals, Inc.
filed 2012-11-01
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 25, 2012, 32,553,672 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2012	2011
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$8,709	$46,168
Restricted cash	1,791	1,299
Short-term investments	58,240	29,985
Accounts receivable, net of allowances	2,459	2,113
Inventories	11,906	1,245
Prepaid expenses and other current assets	2,024	1,839
Total current assets	85,129	82,649
Fixed assets, net	35,319	25,103
Goodwill	8,109	—
Intangibles, net	3,721	5,259
Other assets	548	479
Total assets	$132,826	$113,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,789	$3,440
Accrued expenses	13,036	7,159
Current portion of royalty interest obligation	837	1,219
Current portion of deferred revenue	1,166	13,054
Current portion of long-term debt	—	7,039
Total current liabilities	19,828	31,911
Long-term debt	24,930	18,537
Royalty interest obligation	881	1,537
Deferred revenue	4,343	8,416
Contingent purchase liability	—	2,042
Other liabilities	2,399	2,778
Total liabilities	52,381	65,221
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $0.001 par value; 250,000,000 shares authorized, 32,483,878 shares issued and 32,482,813 shares outstanding at September 30, 2012; 25,340,103 shares issued and 25,339,038 shares outstanding at December 31, 2011	32	25
Additional paid-in capital	296,525	228,470
Accumulated deficit	(216,174)	(180,239)
Accumulated other comprehensive income	64	15
Treasury stock at cost, 1,065 shares	(2)	(2)
Total stockholders’ equity	80,445	48,269
Total liabilities and stockholders’ equity	$132,826	$113,490

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Net product sales	$4,550	$1,682	$9,978	$4,868
Collaborative licensing and development revenue	3,484	1,352	16,574	3,845
Royalty revenue	452	922	2,082	2,743
Total revenues	8,486	3,956	28,634	11,456

Operating expenses:
Cost of revenues	9,287	3,357	22,467	10,138
Research and development	3,527	4,360	6,693	12,742
Selling, general and administrative	11,378	4,972	32,943	12,960
Total operating expenses	24,192	12,689	62,103	35,840
Loss from operations	(15,706)	(8,733)	(33,469)	(24,384)

Other (expense) income:
Interest income	87	46	218	111
Interest expense	(456)	(910)	(1,464)	(4,068)
Loss on early extinguishment of debt	—	—	(1,062)	—
Royalty interest obligation	378	116	(47)	235
Other, net	(48)	(27)	(111)	61
Total other expense, net	(39)	(775)	(2,466)	(3,661)
Net loss	$(15,745)	$(9,508)	$(35,935)	$(28,045)

Net loss per share:
Basic and diluted net loss per common share	$(0.49)	$(0.55)	$(1.21)	$(1.89)
Weighted average common shares outstanding:
Basic and diluted	32,436,207	17,230,826	29,585,716	14,826,054

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(15,745)	$(9,508)	$(35,935)	$(28,045)
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments	(34)	(5)	49	(5)
Total other comprehensive (loss) income	(34)	(5)	49	(5)
Comprehensive loss	$(15,779)	$(9,513)	$(35,886)	$(28,050)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balances at December 31, 2011	25,339	$25	$228,470	$(180,239)	$(2)	$15	$48,269
Exercise of stock options	207	—	533	—	—	—	533
Exercise of warrants	37	—	100	—	—	—	100
Stock-based compensation	—	—	3,220	—	—	—	3,220
Unrealized gain on short-term investments	—	—	—	—	—	49	49
Follow-on offering, net of issuance costs	6,900	7	62,848	—	—	—	62,855
Debt discount on issuance of warrants	—	—	1,354	—	—	—	1,354
Net loss	—	—	—	(35,935)	—	—	(35,935)
Balances at September 30, 2012	32,483	$32	$296,525	$(216,174)	$(2)	$64	$80,445

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities:
Net loss	$(35,935)	$(28,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,202	3,030
Amortization of unfavorable lease obligation and deferred financing costs	(178)	(29)
Amortization of end of term fee and warrants	571	1,540
Loss on disposal of fixed assets	—	3
Loss on extinguishment of debt	1,062	—
Stock-based compensation	3,220	1,965
Changes in operating assets and liabilities:
Restricted cash	(492)	(373)
Accounts receivable, net of allowances	(346)	(305)
Inventories	(10,661)	(62)
Prepaid expenses and other assets	(161)	(908)
Accounts payable and accrued expenses	6,849	697
Royalty interest obligation	(1,038)	(1,435)
Other liabilities	(83)	722
Deferred revenue	(15,961)	(204)
Net cash used in operating activities	(48,951)	(23,404)
Investing activities:
Purchase of fixed assets	(13,525)	(3,684)
Proceeds from sales of fixed assets	1	—
Net purchases of short-term investments	(28,206)	(20,671)
Payment of contingent consideration	(10,151)	—
Net cash used in investing activities	(51,881)	(24,355)
Financing activities:
Proceeds from exercise of stock options and warrants	633	12
Proceeds from borrowings on long-term debt	27,500	—
Proceeds from offering, net	62,855	38,016
Repayment of debt	(26,250)	—
Payment of debt issuance and financing costs	(1,365)	—
Net cash provided by financing activities	63,373	38,028
Net decrease in cash and cash equivalents	(37,459)	(9,731)
Cash and cash equivalents, beginning of period	46,168	26,133
Cash and cash equivalents, end of period	$8,709	$16,402

Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$3,290	$3,573
Initial public offering costs paid in 2010	—	907
Non cash investing and financing activities:
Conversion of notes to common stock	—	51,222
Conversion of preferred stock to common stock	—	6
Value of warrants issued with debt	1,354	—

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

The consolidated financial statements at September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2011, has been derived from the audited financial statements included in the Form 10-K for that year. Certain reclassifications were made to conform to the current presentation. Specifically, for the three and nine months ended September 30, 2011, the Company reclassified less than $0.1 million and $0.5 million, respectively, of stock-based compensation expense from selling, general and administrative expense to research and development expense. This reclassification had no impact on net loss or stockholders’ equity as previously reported. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

Management believes that the Company’s existing cash and cash equivalents, short-term investments and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements and service its indebtedness through September 30, 2013. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional operating losses as it commercializes EXPAREL and develops and seeks regulatory approval for its product candidates.

Revenue Recognition

The Company sells EXPAREL mostly to wholesalers based on orders of the product from hospitals and other end user customers such as ambulatory surgery centers and doctors. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. Sales to wholesalers provide for selling prices that are fixed on the date of sale. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. The Company records revenue at the time the product is delivered to the end user.

At the time the Company recognizes revenue, it also records certain sales reserves and allowances as a reduction of revenue. These reserves and allowances include a prompt payment reserve, return reserves, volume rebates, chargeback reserve and wholesaler service fee. Due to estimates and assumptions inherent in determining some of the sales reserves, the actual amount of volume rebates, chargebacks and returns may be different from estimates, at which time the Company would adjust the reserves accordingly.

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

Volume rebates and chargeback reserve

Volume rebates and chargeback reserve are based upon contracted discounts and promotional offers the Company provides to certain end users, including hospitals and ambulatory surgery centers such as members of group purchasing organizations. The volume rebates and chargeback reserve are recorded as a reduction to sales and a customer payable and reduction to receivables, respectively.

Wholesaler service fee

The Company’s customers include major and regional wholesalers with whom the Company has contracted a fee for service based on a percentage of sales. This fee for service is recorded as a reduction to gross sales and a liability is established at the time the sale is recorded based on the contracted percentage.

Allowance for doubtful accounts

The Company evaluates accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. The Company’s sales to date are primarily to established customers. As of September 30, 2012, the accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

Concentration of Major Customers

The Company’s customers are its major and regional wholesalers and commercial, distribution and licensing partners. The Company is dependent on its commercial partners to market and sell DepoCyt(e). The table below includes the percentage of revenue comprised by the three largest customers in each year presented.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Largest customer	38%	48%	41%	45%
Second largest customer	22%	21%	14%	20%
Third largest customer	14%	17%	10%	19%
	74%	86%	65%	84%

No other individual customer accounted for more than 10% of the Company’s revenues for these periods.

On January 3, 2012, EKR Therapeutics, Inc., or EKR, delivered a notice to the Company to terminate the licensing, distribution and marketing agreement relating to DepoDur. Pursuant to the terms of the agreement, the termination of the agreement was effective 180 days from the date of the notice, or July 1, 2012. The associated supply agreement also terminated concurrently with the termination of the licensing, distribution and marketing agreement. Both parties agreed to terminate the agreements effective June 8, 2012. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in June 2012. During the nine months ended September 30, 2012, the Company recognized $11.6 million of milestone revenue relating to the EKR agreements in collaborative licensing and development revenue on the consolidated statements of operations.

On June 29, 2012, the Company received a notice of termination from Novo Nordisk AS, or Novo, of the Development and License Agreement, dated January 14, 2011.  Pursuant to the terms of the agreement, the termination of the agreement was effective

60 days from the date of the notice, or August 28, 2012. Under the agreement, the Company granted exclusive rights to Novo under certain of the Company’s patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using the Company’s DepoFoam drug delivery technology. The agreement was terminated due to Novo’s decision to discontinue development of the proprietary drug subject to the agreement. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in August 2012. During the three and nine months ended September 30, 2012, the Company recognized $3.2 million and $4.1 million, respectively, of revenue relating to the Novo Nordisk agreement in collaborative licensing and development revenue on the consolidated statements of operations.

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
September 30, 2012
Long-term debt- current and long-term *	$27,500	$—	$27,500	$—
December 31, 2011
Long-term debt- current and long-term	$26,250	$—	$27,929	$—

*The carrying value of the long-term debt at September 30, 2012 approximates its fair value since the interest rate approximates the current market rate for similar instruments.

Short-term investments consist of investment grade commercial paper, asset-backed securities collateralized by credit card receivables, and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company’s short-term investments are captured in other comprehensive gain (loss). All of the Company’s short-term investments are classified as available for sale investments and determined to be Level 2 instruments. The fair value of the commercial paper is measured based on a standard industry model that uses the 3-month Treasury bill rate as an observable input. The fair value of the corporate bonds and asset-backed securities is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input. At September 30, 2012, the Company had $58.2 million invested in short-term investments which were rated A or better by Standard & Poor’s and had maturities ranging from 162 to 356 days from date of purchase.

The following summarizes the Company’s short-term investments at September 30, 2012, and December 31, 2011 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
September 30, 2012	Cost	Gains	Losses	(Level 2)
Debt securities:
Commercial Paper	$33,338	$52	$—	$33,390
Corporate Bonds	18,727	5	(2)	18,730
Asset-backed Securities	6,111	9	—	6,120
Total	$58,176	$66	$(2)	$58,240

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
December 31, 2011	Cost	Gains	Losses	(Level 2)
Debt securities:
US Treasury Securities	$1,000	$—	$—	$1,000
Commercial Paper	11,476	23	—	11,499
Corporate Bonds	17,494	2	(10)	17,486
Total	$29,970	$25	$(10)	$29,985

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed Federal insured limits.

As of September 30, 2012, four customers accounted for 35%, 20%, 15%, and 14% of the Company’s accounts receivable. As of December 31, 2011, two customers accounted for 56% and 41% of the Company’s accounts receivable. No other individual customer accounted for more than 10% of the Company’s accounts receivable for these periods.

Note 4— INVENTORIES

The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2012	2011
Raw materials	$4,486	$862
Work-in-process	1,032	96
Finished goods	6,388	287
Total	$11,906	$1,245

As of September 30, 2012 and December 31, 2011, the Company had a reserve of inventory of $0.4 million and $0.2 million, respectively. Included in the inventory reserve at September 30, 2012 is $0.3 million of DepoCyte finished inventory related to the amount of excess product that may not be marketable under the remediation plan committed to the Medicines and Healthcare products Regulatory Agency, or MHRA. See Note 11, Commitments and Contingencies, for further discussion.

Note 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2012	2011
Machinery and laboratory equipment	$12,535	$12,188
Computer equipment and software	1,513	1,133
Office furniture and equipment	431	352
Leasehold improvements	6,217	6,056
Construction in progress	25,669	13,656
Total	46,365	33,385
Less accumulated depreciation	(11,046)	(8,282)
Fixed assets, net	$35,319	$25,103

Depreciation expense was $0.9 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively. Depreciation expense was $2.7 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively. For the three and nine months ended September 30, 2012, the Company capitalized interest of $0.5 million and $1.4 million, respectively, on the construction of its manufacturing sites. Capitalized interest was $0.2 million and $0.5 million for the three and nine months ended September 30, 2011, respectively.

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

The Company’s goodwill as of September 30, 2012 and December 31, 2011 was $8.1 million and $0.0, respectively. Goodwill arose from the triggering in April 2012 of a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL as follows:

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

The Company’s contingent purchase liability as of September 30, 2012 and December 31, 2011 was $0.0 and $2.0 million, respectively. The first contingency was resolved in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of the $2.0 million contingent consideration liability recognized at the time of the Acquisition resulting in $8.0 million recorded as goodwill. Additionally, as of September 30, 2012, the Company also recorded $0.2 million as goodwill for the percentage payments on net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional cost of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

Intangible assets are summarized as follows (in thousands):

	September 30,	December 31,
	2012	2011	Estimated Useful Life
Core Technology:
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,772)	(1,530)
Net	1,128	1,370
Developed Technology:
Gross amount	11,700	11,700	7 years
Accumulated amortization	(9,193)	(7,939)
Net	2,507	3,761
Trademarks and trade names:
Gross amount	400	400	7 years
Accumulated amortization	(314)	(272)
Net	86	128
Intangible assets, net	$3,721	$5,259

Amortization expense for intangibles was $0.5 million and $0.6 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense for intangibles was $1.5 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

	Core	Developed	Trademarks and
	Technology	Technology	Tradenames	Total
2012 (remaining three months)	$80	$418	$16	$514
2013	322	1,671	57	2,050
2014	322	418	13	753
2015	322	—	—	322
2016	82	—	—	82
Total	$1,128	$2,507	$86	$3,721

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	September 30,	December 31,
	2012	2011
Debt:
Current portion of long-term debt	$—	$7,039
Long-term debt	27,500	19,211
Discount on debt	(2,570)	(674)
Total debt, net of debt discount	24,930	25,576

Financing obligations:
Current portion of royalty interest obligation	837	1,219
Long-term portion of royalty interest obligation	881	1,537
Total royalty interest obligation	1,718	2,756

Total debt and financing obligations	$26,648	$28,332

On May 2, 2012, the Company entered into a definitive loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or the Lender, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013.  Payments under the Loan Agreement are interest-only in arrears through November 30, 2013, followed by 30 equal monthly payments of principal and interest.  In addition, a payment equal to 6% of the Loan Facility will be due on the final payment date, or such earlier date as specified in the Loan Agreement. The $1.65 million end of term fee was recorded as a debt discount and is being amortized to interest expense over the term of the loan. The proceeds from the Loan Agreement were used by the Company to repay the entire $24.2 million outstanding balance plus accrued interest, $0.6 million end of term fee and $0.3 million early prepayment penalty on its credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P., as lenders, or Hercules Credit Facility. The Company recorded a loss on extinguishment of debt of $1.1 million comprised of the remaining unamortized debt issuance costs, warrants and end of term fee, as well as the early prepayment penalty on the note issued under the Hercules Credit Facility.

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

In connection with the Loan Agreement, the Company issued to the Lender warrants that are exercisable for an aggregate of 162,885 shares of its common stock at a per share exercise price of $10.97.  Each warrant may be exercised on a cashless basis in whole or in part. The value of the warrants was recorded as a debt discount and is being amortized over the term of the loan to interest expense. The fair value of the warrants was determined using Black-Scholes option model (using a discount rate of 1.96%, volatility of 69.69%, a dividend yield of 0%, and a contractual term of 10 years). The relative fair value of the warrants totaled $1.4 million. See Note 12, Subsequent Events, for further information.

The Company’s principal payments are due under the Loan Agreement as follows: $0.8 million in 2013, $10.3 million in 2014, $11.3 million in 2015 and $5.1 million in 2016.

Note 8—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$200	$31	$400	$145
Research and development	281	71	745	737
Selling, general and administrative	988	340	2,075	1,083
Total	$1,469	$442	$3,220	$1,965

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

The following table contains information about the Company’s plans at September 30, 2012:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	3,130,271	2,314,217	816,054
2007 Plan	2,074,266	2,074,266	—
	5,204,537	4,388,483	816,054

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2011 to September 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	2,337,017	$3.92
Granted	2,000,000	11.28
Exercised	(206,584)	2.58
Forfeited	(125,124)	7.30
Outstanding at September 30, 2012	4,005,309	7.55

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

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Numerator for basic and diluted loss per share
Net loss	$(15,745)	$(9,508)	$(35,935)	$(28,045)
Denominator
Weighted average shares of common stock outstanding	32,436	17,231	29,586	14,826
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock -diluted	32,436	17,231	29,586	14,826
Net loss per share
Basic net loss per share of common stock	$(0.49)	$(0.55)	$(1.21)	$(1.89)
Diluted net loss per share of common stock	$(0.49)	$(0.55)	$(1.21)	$(1.89)

The stock options and warrants are excluded from the calculation of diluted loss per share because the net loss for the three and nine months ended September 30, 2012 and 2011 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Weighted average shares of common stock outstanding—basic	32,436	17,231	29,586	14,826
Stock options	1,374	1,164	1,247	791
Warrants	227	115	158	78
Weighted average shares of common stock -diluted	34,037	18,510	30,991	15,695

Note 10—RELATED PARTY TRANSACTIONS

In June 2011, the Company entered into an agreement with Gary Pace, a member of the Company’s board of directors, to provide consulting services for manufacturing related activities. The fees payable under the agreement may not exceed $60,000 per year. In connection with these services, Dr. Pace received an option to purchase 10,000 shares of common stock at an exercise price of $11.02 per share. In April 2012, the Company entered into an amended and restated consulting agreement with Gary Pace, whereby Dr. Pace will provide consulting services at the rate of $10,000 per month and received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share pursuant to the consulting arrangement. In August 2012, the Company further amended and restated the consulting agreement with Gary Pace, whereby Dr. Pace provides consulting services at the rate of $15,000 per month and is eligible for a bonus up to $0.2 million if certain targets are met for an expanded manufacturing line. Dr. Pace also received an option to purchase 70,000 shares of common stock at an exercise price of $16.67 pursuant to the amended and restated consulting arrangement. The amount of fees incurred for each of the three and nine months ended September 30, 2012 was $0.1 million. At September 30, 2012, and December 31, 2011, the amount payable to Dr. Pace was not material.

MPM Asset Management, or MPM, an investor in the Company, provides clinical management and subscription services to the Company. The Company incurred expenses of approximately $0.1 million for the three months ended September 30, 2012 and 2011.  The Company incurred expenses of approximately $0.3 million for the nine months ended September 30, 2012 and 2011. Approximately $0.1 million was payable to MPM at September 30, 2012 and December 31, 2011.

Note 11—COMMITMENTS AND CONTINGENCIES

In July 2012, the Company received an inspection letter from the MHRA noting certain critical and major deficiencies in the DepoCyt(e) manufacturing line, which is located in a separate building from the EXPAREL manufacturing site. As a result of the findings, the European Medicines Agency issued an assessment report which recommended that, until corrective actions are taken allowing new supply to enter the market, alternative medicines be used in European Union member countries where there are suitable alternatives, The assessment report also recommended a selective recall of DepoCyt(e) in European Union member countries where DepoCyt(e) is not considered to be an “essential medicinal product.” In European Union member countries where the product is classified as an “essential medicinal product,” DepoCyte can be used with specific recommendations to monitor patients’ safety. During the three and nine months ended September 30, 2012, the Company recorded a charge of $0.6 million and $1.3 million, respectively, in cost of revenues associated with the implementation of a remediation plan and estimated costs to replace the product. While the corrective actions and upgrades to the facilities are taking place, the Company has stopped manufacturing DepoCyt(e) and will not begin manufacturing product for the European markets until the manufacturing facility is re-inspected by the MHRA. The Company does not expect new product to be available to the European market until the second quarter of 2013. No regulatory action has been taken by the FDA in the United States as a result of these inspection findings. Assuming a successful reinspection and the startup of its manufacturing operations shortly thereafter, the Company does not currently expect an out of stock situation in either the United States or Europe as a result of the interruption in manufacturing of DepoCyt(e). It is possible that additional charges may be required in future periods based on new information and changes in estimates.

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

Note 12—SUBSEQUENT EVENTS

On October 5, 2012, Oxford Finance LLC did a cashless exercise of 162,885 warrants issued in connection with the Loan Facility into 67,279 shares of common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended , which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, regarding our plans to develop, manufacture and commercialize EXPAREL; our plans to continue to manufacture and provide support services for our commercial partners who have licensed DepoCyt(e); the anticipated success of our remediation plans in response to the inspection report from the Medicines and Healthcare products Regulatory Agency and the timing of recommencing our DepoCyt(e) manufacturing operations; the success of our commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the indications of EXPAREL to include nerve block; our manufacturing, commercialization and marketing capabilities, regulatory developments in the United States and foreign countries; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses and capital requirements; and the loss or hiring of key scientific or management personnel. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “could,” “predict,” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL, a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia. We have developed a sales force entirely dedicated to commercializing EXPAREL comprised of approximately 60 hospital specialists, seven regional directors and a national sales director. We have developed this sales force pursuant to a contract with Quintiles Commercial US, Inc., a division of Quintiles, Inc., or Quintiles, and under the terms of this contract we have the flexibility to hire all or a portion of the sales force dedicated to commercializing EXPAREL as full-time employees of Pacira, upon 60 days’ notice to Quintiles. We commercially launched EXPAREL in April 2012. As a result of our first commercial sale of EXPAREL, we triggered a $10.0 million payment obligation to Skyepharma Holding Inc., or Skyepharma, in connection with the acquisition of our California operating subsidiary, which we refer to as the Acquisition.

We also sell our other approved product, DepoCyt(e), to commercial partners. DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. In July 2012, we received an inspection letter from the MHRA noting certain critical and major deficiencies in the DepoCyt(e) manufacturing line, which is located in a separate building from the EXPAREL manufacturing site. As a result of the findings, the European Medicines Agency issued an assessment report which recommended that, until corrective actions are taken allowing new supply to enter the market, alternative medicines be used in European Union member countries where there are suitable alternatives. The assessment report also recommended a selective recall of DepoCyt(e) in European Union member countries where DepoCyt(e) is not considered to be an “essential medicinal product.” In European Union member countries where DepoCyt(e) is classified as an “essential medicinal product,” DepoCyte can be used with specific recommendations to monitor patients’ safety. While the corrective actions and upgrades to the facilities are taking place, we have stopped manufacturing DepoCyt(e) and will not begin manufacturing product for the

European markets until the manufacturing facility is re-inspected by the MHRA. The Company does not expect new product to be available to the European market until the second quarter of 2013. No regulatory action has been taken by the Food and Drug Administration in the United States as a result of these inspection findings. Assuming a successful reinspection and the startup of its manufacturing operations shortly thereafter, the Company does not currently expect an out of stock situation in either the United States or Europe as a result of the interruption in manufacturing of DepoCyt(e). The selective recall contributed to a reduction in product sales and royalty revenue of Depocyt(e) for the three and nine months ended September 30, 2012, respectively.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Revenues

The following table sets forth a summary of revenues during the periods indicated (in thousands):

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Increase/	September 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Net product sales:
EXPAREL	$4,550	$—	N/A	$6,835	$—	N/A
DepoCyt(e)	—	1,682	(100)%	3,080	4,868	(37)%
DepoDur	—	—	N/A	63	—	N/A
Total net product sales	4,550	1,682	171%	9,978	4,868	105%
Collaborative licensing and development revenue	3,484	1,352	158%	16,574	3,845	331%
Royalty revenue	452	922	(51)%	2,082	2,743	(24)%
Total revenues	$8,486	$3,956	115%	$28,634	$11,456	150%

Total revenues increased by $4.5 million, or 115%, to $8.5 million in the three months ended September 30, 2012, as compared to $4.0 million in the three months ended September 30, 2011.  In April 2012, we commercially launched EXPAREL resulting in $4.6 million of net product sales for the three months ended September 30, 2012. We report product sales net of allowances for sales returns, prompt pay discounts, volume rebates and distribution service fees payable to wholesalers. We ship products directly to the end user based on orders placed to wholesalers or directly to us and have no product held by wholesalers.

We had no product sales of DepoCyt(e) during the three months ended September 30, 2012 resulting in a $1.7 million decrease in DepoCyt(e) product sales. There was also a corresponding decrease in royalty revenue of $0.5 million due to lower end user sales by our commercial partner, Mundi Pharmaceuticals. These decreases are driven by the reduction in sales of DepoCyt(e) due to a selective recall of Depocyt(e) recommended by the European Medicines Agency for European Union member countries where DepoCyt(e) is not considered to be an “essential medicinal product.” The increase in collaborative licensing and development revenue of $2.1 million was primarily driven by the recognition of deferred milestone revenue in connection with the termination of the licensing agreement with Novo, which was offset by lower collaborative revenues with Novo. We recognized any unamortized deferred revenue related to milestones received from Novo through August 2012.

Total revenues increased by $17.2 million, or 150%, to $28.6 million in the nine months ended September 30, 2012, as compared to $11.5 million in the nine months ended September 30, 2011. Collaborative licensing and development revenue increased $12.7 million in the nine months ended September 30, 2012 primarily due to the recognition of deferred revenue in connection with the termination of the license agreement with EKR for the DepoDur product and deferred revenue associated with the termination of the license agreement with Novo, as discussed above. The increase in net product sales of $5.1 million was driven by $6.8 million of EXPAREL sales since the launch in April 2012, offset by a decrease of Depocyt(e) sales of $1.8 million. Royalty revenue decreased by $0.7 million in the nine months ended September 30, 2012 due to lower end user sales by our commercial partners resulting from the restriction on sales in Europe as discussed above.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated (in thousands):

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Increase/	September 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Cost of goods sold	$9,287	$3,059	204%	$22,072	$9,100	143%
Cost of collaborative licensing and development revenue	—	298	(100)%	395	1,038	(62)%
Total cost of revenues	$9,287	$3,357	177%	$22,467	$10,138	122%

Cost of revenues increased by $5.9 million, or 177%, to $9.3 million in the three months ended September 30, 2012, as compared to $3.4 million in the three months ended September 30, 2011. Cost of goods sold increased by $6.2 million primarily due to (i) the cost of goods for EXPAREL sales which we commercially launched in April 2012, (ii) approximately $1.8 million of expense for the voluntary but non-routine shutdown period of the EXPAREL manufacturing site for repairs and maintenance and deployment of new manufacturing skids for our Suite C manufacturing expansion project, (iii) a $0.6 million charge for the temporary shutdown of DepoCyt(e) manufacturing site, including inventory reserve, additional testing of current product and the cost of replacement product due to the action taken by the European Medicines Agency. We have a substantial level of infrastructure cost relating to running two cGMP facilities and any extended or non-routine shutdown results in these costs being charged directly to cost of goods sold.

Cost of revenues increased by $12.4 million, or 122%, to $22.5 million in the nine months ended September 30, 2012, as compared to $10.1 million in the nine months ended September 30, 2011. The increase was primarily driven by (i) the cost of goods for EXPAREL sales which we launched in April 2012, (ii) $1.3 million charge for corrective actions taken on the DepoCyt(e) manufacturing line based on the remediation plan, inventory replacement and reserve costs, (iii) EXPAREL production costs, which were expensed as incurred until March 2012 when the first commercial batch was produced and (iv) approximately $1.8 million of expense for the extended shutdown of the EXPAREL manufacturing site. Cost of collaborative licensing and development revenue decreased by $0.6 million due to decreased services performed under the Novo agreement for which we received a notice of termination in June 2012.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated (in thousands):

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Increase/	September 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Research and development expense	$3,527	$4,360	(19)%	$6,693	$12,742	(47)%

Research and development expenses decreased by $0.9 million, or 19%, to $3.5 million in the three months ended September 30, 2012, as compared to $4.4 million in the three months ended September 30, 2011, due to the shift of EXPAREL production line expenses from research and development expenses to cost of revenues following the approval of EXPAREL by the FDA in October 2011. In the three months ended September 30, 2012, we spent $2.4 million on clinical development primarily for the initiation of our Phase 2/3 pivotal trial of EXPAREL administered as a single-dose injection femoral nerve block for total knee arthroplasty surgery, in which the first patient was dosed in September 2012, and start-up costs for our Phase 3 pivotal trial of EXPAREL for intercostal nerve block for thoracotomy. We also incurred $0.9 million on a potential new manufacturing process for EXPAREL which is in pre-clinical stage.

Research and development expenses decreased by $6.0 million, or 47%, to $6.7 million in the nine months ended September 30, 2012, as compared to $12.7 million in the nine months ended September 30, 2011, due to the shift of EXPAREL production line expenses from research and development expenses to cost of revenues as discussed above. In the nine months ended September 30, 2012, we spent $3.8 million on clinical development primarily for the dose ranging EXPAREL nerve block trial and two Phase 2/3 pivotal trials of EXPAREL and $2.2 million on pre-clinical studies for a new manufacturing process for EXPAREL.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated (in thousands):

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Increase/	September 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
General and administrative	$4,682	$2,828	66%	$11,542	$7,361	57%
Sales and marketing	6,696	2,144	212%	21,401	5,599	282%
Total selling, general and administrative expense	$11,378	$4,972	129%	$32,943	$12,960	154%

Selling, general and administrative expenses increased by $6.4 million, or 129%, to $11.4 million in the three months ended September 30, 2012, as compared to $5.0 million in the three months ended September 30, 2011 due to the following:

•            sales and marketing expenses increased by $4.6 million primarily due to a $3.1 million increase in the cost of our sales force entirely dedicated to commercializing EXPAREL, which was comprised of approximately 60 hospital specialists, seven regional directors and a national sales director, a $0.7 million increase in compensation and related expenses due to the expansion of our internal selling and marketing capabilities, and a $0.6 million increase in promotional costs to support the launch of EXPAREL including simulcasts, speaker trainings, educational programs, publications, promotional materials and health outcomes collaboratives; and

•            general and administrative expenses increased by $1.9 million mainly due to increases of $0.5 million in salaries and benefits associated with our increased headcount, $0.5 million in consulting costs primarily to support our information technology infrastructure and recruiting efforts, along with a $0.3 million increase in both facilities and legal costs.

Selling, general and administrative expenses increased by $19.9 million, or 154%, to $32.9 million in the nine months ended September 30, 2012, as compared to $13.0 million in the nine months ended September 30, 2011, due to the following:

•            sales and marketing expenses increased by $15.8 million primarily due to a $9.7 million increase in the cost of our sales force entirely dedicated to commercializing EXPAREL, a $3.2 million increase in promotional costs to support the launch of EXPAREL, a $ 1.9 million increase in compensation and related expenses due to the expansion of our internal selling and marketing capabilities, and a $1.0 million increase related to our Phase IV IMPROVE health outcome studies in targeted surgeries, in which we have been enrolling patients since the second quarter of 2012; and

•            general and administrative expenses increased by $4.2 million mainly due to increases of $1.2 million in salaries and benefits associated with higher headcount, $1.5 million in consulting costs to support our information technology infrastructure and recruiting efforts,  $0.6 million increase in facilities related costs and $0.3 million increase in legal costs.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated (in thousands):

	Three Months Ended		%	Nine Months Ended		%
	September 30,		Increase/	September 30,		Increase/
	2012	2011	Decrease	2012	2011	Decrease
Interest income	$87	$46	89%	$218	$111	96%
Interest expense	(456)	(910)	(50)%	(1,464)	(4,068)	(64)%
Loss on early extinguishment of debt	—	—	N/A	(1,062)	—	N/A
Royalty interest obligation	378	116	226%	(47)	235	(120)%
Other, net	(48)	(27)	78%	(111)	61	(282)%
Total other (expense), net	$(39)	$(775)	(95)%	$(2,466)	$(3,661)	(33)%

Total other (expense) income, net decreased by $0.7 million, or 95%, to $0.1 million in the three months ended September 30, 2012, as compared to $0.8 million in the three months ended September 30, 2011, primarily due to a $0.3 million decrease in royalty interest obligation expense due to a forecast reduction in end user Depocyt(e) sales relating to the restriction on sales in the European Union, and by a reduction in interest expense of $0.4 million which was driven by an increase in capitalized interest related to our Suite C manufacturing expansion project for EXPAREL.

Total other (expense) income, net decreased by $1.2 million, or 33%, to $2.5 million in the nine months ended September 30, 2012, as compared to $3.7 million in the nine months ended September 30, 2011, primarily due to a $2.6 million decrease in interest expense. The decrease in interest expense is due to the following:

•                  $1.1 million decrease of warrant expense recognized during the first quarter of 2011 in connection with the conversion of these warrants upon our initial public offering;

•                  $0.9 million increase in capitalized interest related to our Suite C manufacturing expansion project;

•                  $0.4 million decrease in interest expense associated with our 2009 and 2010 convertible and secured debt facilities which were converted to common shares in connection with our initial public offering in the first quarter of 2011.

The preceding decreases in interest expense were offset by a $1.1 million loss on the extinguishment of our Hercules Credit Facility. There was a $0.3 million increase in royalty interest obligation expense due to a forecast reduction in end user Depocyt(e) sales that took place in the second quarter of 2011.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible preferred stock and common stock, secured and unsecured notes and borrowings under debt facilities, product sales, collaborative licensing and development revenue and royalty revenue. We raised approximately $37.1 million in net proceeds through an initial public offering completed on February 8, 2011 and approximately $49.0 million in net proceeds through a follow-on offering completed on November 21, 2011. In April 2012, we sold 6,900,000 shares of common stock at a price of $9.75 per share in a registered public offering, which includes the underwriter’s exercise of the overallotment option. We raised approximately $62.9 million in net proceeds after deducting underwriting discounts and offering expenses.

We have generated limited revenue, and we are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2012, we had an accumulated deficit of $216.2 million, cash and cash equivalents, restricted cash and short-term investments of $68.7 million and working capital of $65.3 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$(48,951)	$(23,404)
Investing activities	(51,881)	(24,355)
Financing activities	63,373	38,028
Net decrease in cash and cash equivalents	$(37,459)	$(9,731)

Operating Activities

During the nine months ended September 30, 2012 and 2011, our net cash used in operating activities was $49.0 million and $23.4 million, respectively. The $25.6 million increase in net cash used in operating activities was driven by higher operating expenses of (i) selling, marketing and administrative expenses driven by the launch of EXPAREL in April 2012 including the hiring of our sales force dedicated to EXPAREL, (ii) increased manufacturing costs and an increase in inventory in connection with our commercial launch of EXPAREL, (iii) initiation of our Phase 2/3 EXPAREL nerve block trial in total knee arthroplasty and start-up costs for our Phase 3 nerve block trial in thoracotomy and (iv) a $1.5 million up-front payment received in January 2011 from Novo.

Investing Activities

During the nine months ended September 30, 2012 and 2011, our net cash used in investing activities was $51.9 million and $24.4 million, respectively.  The $27.5 million increase in cash used in investing activities was primarily due to a $10.0 million contingent milestone payment made in April 2012 to Skyepharma in connection with the first commercial sale of EXPAREL, a $9.8 million increase in the purchase of fixed assets relating to the construction of our Suite C manufacturing line for EXPAREL, which we re-commenced following approval from the United States Food and Drug Administration in October 2011, and a $7.5 million increase in the purchase of short-term investments from the proceeds of our secondary offering in 2012

Financing Activities

During the nine months ended September 30, 2012 and 2011, net cash provided by financing activities was $63.4 million and $38.0 million, respectively. In April 2012, we raised $62.9 million in net proceeds through a secondary offering of 6,900,000 shares of common stock. Additionally, in May 2012, we borrowed a principal amount of $27.5 million from Oxford Finance LLC and used the funds to repay the remaining principal on the Hercules Credit Facility of $24.2 million, early prepayment penalty of $0.3 million and the end of term fee of $0.6 million. In 2011, we raised approximately $37.1 million in net proceeds from our initial public offering, after deducting $4.9 million in offering expenses of which $0.9 million was paid prior to December 31, 2010.

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

As of September 30, 2012, we had $27.5 million in outstanding principal debt under the Oxford Loan Facility. As of September 30, 2012, we were in compliance with all covenants under the facility.

Future Capital Requirements

As of September 30, 2012, we had cash and cash equivalents, restricted cash and short-term investments of $68.7 million. We believe that our existing cash and cash equivalents, restricted cash, short-term investments and revenue from product sales will be sufficient to enable us to meet our planned operating expenses, capital expenditure requirements and service our indebtedness through September 30, 2013. However, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

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

•                  the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval and the two Phase 2/3 nerve block trials;

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

Critical Accounting Policies and Estimates

We sell EXPAREL to wholesalers based on orders of the product from hospitals and other end user customers such as ambulatory surgery centers and doctors. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. Sales to wholesalers provide for selling prices that are fixed on the date of sale. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. We record revenue at the time the product is delivered to the end user.

At the time we recognize revenue, we also record certain sales reserves and allowances as a reduction of revenue. These reserves and allowances include a prompt payment reserve, return reserves, volume rebates, chargeback reserve and wholesaler service fee. Due to estimates and assumptions inherent in determining some of our sales reserves, the actual amount of volume rebates, chargebacks and returns may be different from our estimates, at which time we would adjust our reserves accordingly.

Prompt pay reserve

The prompt payment reserve is based upon discounts offered to wholesalers as an incentive to meet certain payment terms. We account for these discounts at the time the sale is made and reduce accounts receivable accordingly.

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

Volume rebates and chargeback reserve

Volume rebates and chargeback reserve are based upon contracted discounts and promotional offers we provide to certain end users such as members of group purchasing organizations. The volume rebates and chargeback reserve are recorded as a reduction to sales and a customer payable and reduction to receivables, respectively.

Wholesaler service fee

Our customers include major and regional wholesalers with whom we have contracted a fee for service based on a percentage of sales.  This fee for service is recorded as a reduction to gross sales and a liability is established at the time the sale is recorded based on the contracted percentage.

Allowance for doubtful accounts

We evaluate accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. Our sales are mostly to established customers. As of September 30, 2012, the accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

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

(b)                       Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In July 2012, the Medicines and Healthcare products Administration, or MHRA, conducted its standard inspection of our DepoCyt(e) manufacturing facility, which is located in a separate building from our EXPAREL manufacturing facility. Following its inspection, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices. We temporarily ceased manufacturing DepoCyt(e) in order to implement a remediation plan and address the failures noted in the MHRA inspection report. In connection with the inspection report, the European Medicines Agency issued an assessment report which recommended the use of alternative treatments in countries where DepoCyte is not deemed to be an essential medical product.  The assessment report recommended a selective recall of DepoCyt(e) in European Union member countries where DepoCyt(e) is not considered to be an “essential medicinal product.” The assessment report did not recommend a recall for member countries where DepoCyt(e) is considered to have “essential medicinal product” status. European Union member countries give “essential medicinal product” status to a product if there are no alternative products/therapies in such countries and each country made a determination of whether DepoCyt(e) was an “essential medicinal product” on a country by country basis. The extent of the recall’s impact on our sales of Depocyt(e) is difficult to predict because a number of countries that determined Depocyt(e) was not an “essential medicinal product” also determined that it could still be used in exceptional circumstances or upon special request. The recall contributed to a reduction in product sales of Depocyt(e) for the three and nine month ended September 30, 2012, respectively. We expect our sales of Depocyt(e) in the European Union to continue to decrease until we restart our manufacturing operations.

We expect our remediation plan to  be completed and to be inspected by the MHRA again during the fourth quarter of our fiscal year. Our ability to recommence manufacturing of DepoCyt(e) depends on the outcome of this inspection. While we will conduct additional training to address the MHRA inspection findings, we may be required to take steps to address the MHRA inspection findings that are in addition to the remediation plan we have completed. This could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

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

The design, development, manufacture, supply, and distribution of our products EXPAREL and DepoCyt(e) is highly regulated and technically complex. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. In addition, the facilities used to manufacture, store, and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with applicable regulations.

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

Any failure to comply with regulatory and other legal requirements applicable to the manufacture, supply and distribution of our products could lead to remedial action (such as recalls), civil and criminal penalties and delays in manufacture, supply and distribution of our products. For instance, in July 2012, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices related to our Depocyt(e) manufacturing facility. We have responded to the MHRA regarding the inspectional observations and expect to complete our proposed remediation plan in the fourth quarter of 2012, however the MHRA may require us to take additional steps to address the MHRA inspection findings, which could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

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

As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•                  the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies, and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under federally funded healthcare programs, such as the Medicare and Medicaid programs;

•                  federal civil and criminal false claims and false statement laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent or making any materially false statement in connection with the delivery or payment for healthcare benefits, items, or services;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended, which created  federal criminal and civil statutes that prohibit executing a scheme to defraud any healthcare benefit program;

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

Further, there has been a recent trend in the increase of federal and state laws and regulations regarding consulting arrangements with physicians. Some states, such as California, Massachusetts and Vermont, mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to physicians, and/or report compliance information to the state authorities. Some states, such as Massachusetts, have created an internet database to provide disclosed information on certain transactions with physicians to the public. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increases the possibility that a pharmaceutical company may run afoul of one or more of the requirements.

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

•                  new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2012, with reporting starting in 2013, subject to federal implementation and enforcement policies;

•                  a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, effective April 1, 2012, subject to federal implementation and enforcement policies;

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

In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee may consider all elements of discretionary and non-discretionary spending, and its recommendations could result in reduced spending under Medicare and Medicaid for prescription drugs. In the event that the Joint Select Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not act on the committee’s recommendation, without amendment, by December 23, 2011, an automatic reduction is triggered. These automatic cuts would be made to several government programs and, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the new law is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products.

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

Most recently, the President signed into law the Food and Drug Administration Safety and Innovation Act, or FDASIA.  The new law and related agreements make several significant changes to the Federal Food, Drug, and Cosmetic Act and FDA’s processes for reviewing marketing applications that could have a significant impact on the pharmaceutical industry, including, among other things, the following:

•                  Reauthorizes the Prescription Drug User Fee Act, or PDUFA, increases the amount of associated user fees, and, for certain types of applications, increases the agreed-upon time frame for FDA review of the application;

•                  Permanently reauthorizes and makes some revisions to the Best Pharmaceuticals for Children Act and the Pediatric Research Equity Act, which provides for pediatric exclusivity and mandated pediatric assessments for certain types of applications, respectively;

•                  Revises certain standards and requirements for FDA inspections of manufacturing facilities and the importation of drug products from foreign countries;

•                  Creates incentives for the development of certain antibiotic drug products;

•                  Modifies the standards for accelerated approval of certain new medical treatments;

•                  Expands the reporting requirements for potential and actual drug shortages;

•                  Requires FDA to issue a report on, among other things, ensuring the safety of prescription drugs that have the potential for abuse;

•                  Requires FDA to hold a public meeting regarding the potential rescheduling of drug products containing hydrocodone; and

•                  Requires electronic submission of certain marketing applications following the issuance of final FDA regulations

The full impact on our business of the new law is uncertain.

We have incurred significant losses since our inception and anticipate that we will incur continued losses for the foreseeable future.

We are an emerging specialty pharmaceutical company with a limited operating history. We have focused primarily on developing and commercializing EXPAREL. We have incurred losses in each year since our inception in December 2006, including net losses of $43.3 million, $27.1 million and $31.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively. As of September 30, 2012, we had an accumulated deficit of $216.2 million. These losses, among other things, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We incurred increased pre-commercialization expenses during 2010 and 2011 as we prepared for the potential commercial launch of EXPAREL, and we expect to incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL. As a result, we expect to continue to incur significant losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

The market price of our common stock is highly volatile.

Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to September 30, 2012,

the trading prices of our stock have ranged from $6.16 to $19.31 per share. Our stock could be subject to wide fluctuations in price in response to various factors, including the following:

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

Our executive officers, directors and 5% stockholders and their affiliates beneficially own approximately 46% of our outstanding voting stock. As a result, these stockholders have significant influence and may be able to determine matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no issuances of unregistered shares of capital stock during the three month period ended September 30, 2012 covered by this report.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

EXHIBIT INDEX

10.1	Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace*

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Executive Chairman of the Board pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text

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

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated: November 1, 2012	/s/ DAVID STACK
David Stack President and Chief Executive Officer (Principal Executive Officer)

Dated: November 1, 2012	/s/ JAMES SCIBETTA
James Scibetta Chief Financial Officer (Principal Financial Officer)

Dated: November 1, 2012	/s/ LAUREN RIKER
Lauren Riker Executive Director, Accounting & Reporting (Principal Accounting Officer)