Form 10-K
period 2012-12-31
Pacira Pharmaceuticals, Inc.
filed 2013-03-07
CIK 1396814

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35060

PACIRA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	51-0619477 (I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 100
Parsippany, New Jersey 07054
(Address of Principal Executive Offices) (zip code)

Registrant's telephone number, including area code (973) 254-3560

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of 17,621,276 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, of $16.04 per share as reported on Nasdaq was $282,645,267. Shares of common stock held by each director and executive officer and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of February 25, 2013, 32,656,356 shares of the registrant's common stock, $0.001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's proxy statement for the 2013 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2012.

References

        Pacira Pharmaceuticals, Inc. is the holding company for our California operating subsidiary of the same name, which we refer to as PPI-California. In March 2007, we acquired PPI-California from SkyePharma Holding, Inc. (referred to in this Annual Report on Form 10-K as the "Acquisition"). Unless the context requires otherwise, references to "Pacira," "we," the "company," "us" and "our" in this Annual Report on Form 10-K refers to Pacira Pharmaceuticals, Inc., and its subsidiaries. In addition, references in this Annual Report on Form 10-K to DepoCyt(e) mean DepoCyt when discussed in the context of the United States and Canada and DepoCyte when discussed in the context of Europe.

Explanatory Note

        Under SEC rules and regulations, because the aggregate worldwide market value of our common stock held by non-affiliates was more than $75 million, but less than $700 million, as of June 30, 2012, the last business day of our most recently completed second fiscal quarter, we are considered to be an "accelerated filer" for fiscal year 2013. We were considered to be a "smaller reporting company" for fiscal year 2012. SEC rules and regulations provide that a smaller reporting company transitioning to the larger reporting system, as we are doing this year, may finish reporting as a smaller reporting company for the rest of the fiscal year, including in its annual report on Form 10-K. Accordingly, the Company has elected to comply with the disclosure requirements for a smaller reporting company in connection with the preparation of this Annual Report on Form 10-K.

Forward-Looking Statements

        This Annual Report on Form 10-K and certain other communications made by us contains forward-looking statements within the meaning of Section 21E of the Securities Exchange of 1934 (the "Exchange Act"), including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words "believe," "anticipate," "plan," "expect," "intend," "may," and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company's plans to expand the indications of EXPAREL to include nerve block; the Company's plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); and our commercialization and marketing capabilities. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including those discussed below in Part I-Item 1A. Risk Factors. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.

        These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors.

 PART I

Item 1.    Business

Overview

        We are an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam extended release drug delivery technology, for use in hospitals and ambulatory surgery centers.

        Our lead product, EXPAREL, which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011. We commercially launched EXPAREL in April 2012.

        We believe EXPAREL addresses a significant unmet medical need for a long-acting non-opioid postsurgical analgesic, resulting in simplified postsurgical pain management and reduced opioid consumption, leading to improved patient outcomes and enhanced hospital economics. We estimate there are approximately 40 million opportunities annually in the United States for EXPAREL to be used.

        We have developed a sales force entirely dedicated to commercializing EXPAREL comprised of approximately 60 representatives. This sales force has been active in the marketplace since January 2012.

        Our commercial team has identified product champions for EXPAREL at key institutions for pharmacy therapeutic committee reviews, to support formulary approvals and to establish the optimal clinical role for EXPAREL among our key customers. As of December 31, 2012, we had access to 75% of our top 100 target hospital accounts, and 53% of our top 500 target hospital accounts. Since launch through December 31, 2012, we added, on average, 22 new accounts per week, and we had a total of approximately 819 accounts. In addition, as of December 31, 2012, we had 191 total accounts that had reordered EXPAREL greater than or equal to 6 times, and 110 accounts that had ordered EXPAREL greater than or equal to 10 times.

        In addition to EXPAREL, DepoFoam is also the basis for our other FDA-approved commercial product, DepoCyt(e), which we manufacture for our commercial partners, as well as our other product candidates. Our current product portfolio and product candidate pipeline is summarized in the table below:

Product(s)/Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
EXPAREL	Postsurgical analgesia by infiltration	Marketed	Pacira (worldwide)
	Postsurgical analgesia-nerve block	Phase 2 (completed)	Pacira (worldwide)
Bupivacaine Liposome Injectable Suspension	Veterinary postsurgical analgesia	Filed INAD	Aratana Therapeutics, Inc. (worldwide)

Product(s)/Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
DepoCyt(e)	Lymphomatous meningitis	Marketed in U.S.	Sigma-Tau Pharmaceuticals
		Marketed in E.U.	Mundipharma International
DepoDur	Post-operative pain	Withdrawn	Pacira (worldwide)
DepoNSAID	Acute pain	Preclinical	Pacira (worldwide)
DepoMethotrexate	Rheumatoid arthritis	Preclinical	Pacira (worldwide)
	Oncology	Preclinical	Pacira (worldwide)

Our Strategy

        Our goal is to be a leading specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products principally for use in hospitals and ambulatory surgery centers. We plan to achieve this by:

  •
  commercializing EXPAREL in the United States for postsurgical analgesia by infiltration;

  •
  building a streamlined commercial organization concentrating on major hospitals and ambulatory surgery centers in the United States and targeting surgeons, anesthesiologists, pharmacists and nurses;

  •
  in order to demonstrate the economic benefits of EXPAREL, working directly with managed care payers, quality improvement organizations, KOLs in the field of postsurgical pain management and leading influence hospitals in conducting Phase 4 retrospective and prospective trials and drug utilization evaluations.;

  •
  servicing the commercial audiences that are rapidly adopting EXPAREL in local infiltration procedures, including not only the soft tissue surgical audiences that were the focus of the launch, but more recently expanding our education to audiences including the orthopedic, spine, and anesthesia (infiltration into the transverse abdominus plane—iTAP) who require similar education and training to ensure consistent, proper and safe use of the product.

  •
  obtaining FDA approval for nerve block indication for EXPAREL;

  •
  leveraging the development success of EXPAREL in the animal health market by securing a commercial partner for Bupivacaine Liposome Injectable Suspension to serve the companion animal market;

  •
  manufacturing all our DepoFoam-based products, including EXPAREL, in our current Good Manufacturing Practices, or cGMP, compliant facilities;

  •
  continuing to expand our marketed product portfolio through development of additional DepoFoam-based hospital products utilizing a 505(b)(2) strategy, which permits us to rely upon the FDA's previous findings of safety and effectiveness for an approved product. A 505(b)(2) strategy may not succeed if there are successful challenges to the FDA's interpretation of Section 505(b)(2); and

  •
  continuing research and development partnerships to provide DepoFoam-based products to enhance the duration of action and patient compliance for partner products.

Postsurgical Pain Market Overview

        According to Thomson Reuters, roughly 75 million inpatient and outpatient surgical procedures are performed annually in the United States. We estimate there are approximately 40 million opportunities annually in the United States where EXPAREL could be used to improve patient outcomes and enhance hospital economics. Postsurgical pain is a response to tissue damage during surgery that stimulates peripheral nerves, which signal the brain to produce a sensory and psychological response. Numerous studies reveal that the incidence and severity of postsurgical pain is primarily determined by the type of surgery, duration of surgery and the pain treatment choice following surgery. Postsurgical pain is usually the most severe the first few days after the completion of a surgical procedure.

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

Opioids

        Opioids, such as morphine, are the mainstay of postsurgical pain management but are associated with a variety of unwanted and potentially severe side effects, leading healthcare practitioners to seek opioid-sparing strategies for their patients. Opioid side effects include sedation, nausea, vomiting, urinary retention, headache, itching, constipation, cognitive impairment, respiratory depression and death. Side effects from opioids have been demonstrated to reduce the patient's quality of life and result in suboptimal pain relief. These side effects may require additional medications or treatments and prolong a patient's stay in the post-anesthesia care unit and the hospital or ambulatory surgery center, thereby increasing costs significantly.

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

  1)
  Replace the use of bupivacaine in postsurgical infiltration.    Based on our clinical data, EXPAREL:

  •
  extends postsurgical analgesia for up to 72 hours, from approximately eight hours or less;

  •
  utilizes existing postsurgical infiltration administration techniques;

  •
  dilutes easily with saline to reach desired volume;

  •
  is a ready-to-use formulation; and

  •
  facilitates treatment of both small and large surgical sites.

  2)
  Become the foundation of a postsurgical pain management regimen in order to reduce and delay opioid usage.    Based on the clinical data from our Phase 3 hemorrhoidectomy trial as well as our retrospective health outcomes studies data, EXPAREL:

  •
  significantly delays and reduces opioid usage while improving postsurgical pain management:

  •
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

  3)
  Improve patient satisfaction.    We believe EXPAREL:

  •
  provides effective pain control without the need for expensive and difficult to use delivery technologies which extend the duration of action for bupivacaine, such as elastomeric bags, or opioids administered through patient-controlled analgesia, or PCA, when considered as part of a multimodal postsurgical pain regimen with an NSAID and acetaminophen and morphine rescue;

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

  4)
  Develop and seek approval of EXPAREL for nerve block administration.    We believe this additional indication for EXPAREL:

  •
  presents a low-risk, low-cost opportunity for clinical development; and

  •
  enables us to fully leverage our manufacturing and sales infrastructure.

EXPAREL Development Program

        EXPAREL has demonstrated efficacy and safety in two multicenter, randomized, double-blind, placebo-controlled, pivotal Phase 3 clinical trials in patients undergoing soft tissue surgery (hemorrhoidectomy) and orthopedic surgery (bunionectomy). At a pre-New Drug Application, or NDA, meeting in February 2010, the FDA acknowledged that the two pivotal Phase 3 clinical trials conducted by us, in patients undergoing hemorrhoidectomy and bunionectomy surgeries, appeared to be appropriately designed to evaluate the safety and efficacy of EXPAREL. Both trials met their primary efficacy endpoints in demonstrating statistically significant analgesia through 72 hours for the hemorrhoidectomy trial and 24 hours for the bunionectomy trial. Both trials also met multiple secondary endpoints, including decreased opioid use and delayed time to first opioid use. These two pivotal Phase 3 clinical trials formed the basis of the evidence for efficacy in the NDA for EXPAREL.

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

        The 266 mg dose of EXPAREL provided a statistically significant 30% reduction in pain (p<0.0001), as measured by the area under the curve, or AUC, of the NRS-R pain scores at 72 hours and all additional time points measured up to 72 hours. The numeric rating scale at rest score, or the NRS-R, is a commonly used patient reported measurement of pain. Under the NRS-R, severity of pain is measured on a scale from 0 to 10, with 10 representing the worst possible pain. The AUC of the NRS-R pain score represents a sum of the patient's pain measured at several time points using the NRS-R, from time of surgery to the specified endpoint. A lower number indicates less cumulative pain. The p-value is a measure of probability that the difference between the placebo group and the EXPAREL group is due to chance (e.g., p = 0.01 means that there is a 1% (0.01 = 1.0%) chance that the difference between the placebo group and EXPAREL group is the result of random chance as opposed to the EXPAREL treatment). A p-value less than or equal to 0.05 (0.05 = 5%) is commonly used as a criterion for statistical significance.

Phase 3 Hemorrhoidectomy Clinical Trial: AUC of NRS-R Pain Intensity Scores from Initial
Infiltration Timepoint, EXPAREL Compared to Placebo

        In referencing our pivotal Phase 3 hemorrhoidectomy clinical trial, the FDA-approved label EXPAREL noted there was a significant treatment effect for EXPAREL compared to placebo treatment over the first 72 hour period. In addition, the FDA noted that EXPAREL demonstrated a significant reduction in pain intensity compared to placebo for the first 24 hours. While the FDA concluded that between 24 and 72 hours after the drug administration there was minimal to no difference between EXPAREL and the placebo treatment group on mean pain intensity, there was an attendant decrease in opioid consumption.

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

  •
  More pain free patients.  A greater percentage of patients treated with EXPAREL were pain free compared to the placebo treatment group, and the difference reached statistical significance at all times up to and through 24 hours post-dose (p=0.0448); and

  •
  Improved patient satisfaction.  A greater percentage of patients treated with EXPAREL were "extremely satisfied" compared to the placebo treatment group, and the difference was statistically significant (p=0.0007) at 24 and 72 hours post-dose.

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

        In our Phase 2 hemorrhoidectomy trial which was performed in a multimodal design where patients were randomized to bupivacaine or EXPAREL with all patients receiving ketorolac, acetaminophen and opioid rescue the EXPAREL patients experienced:

  •
  a 47% reduction in pain;

  •
  66% less opioid usage at 72 hours post-surgery compared to bupivacaine; and

  •
  delayed first opioid usage to approximately 19 hours post-surgery, compared to approximately eight hours or less for bupivacaine (p < 0.0049).

        In our Retrospective Health Outcomes programs being conducted by our hospital customer groups utilizing their own data, they have found that the use of opioids for postsurgical pain control is a significant driver of hospital resource consumption including length of stay, or LOS.

        We intend to expand upon the results of this Phase 2 hemorrhoidectomy trial with commercial Phase 4 retrospective and prospective studies designed to confirm that the administration of EXPAREL in the surgical setting improves patient outcomes while consuming fewer resources. We have conducted several retrospective studies working with our hospital customers, integrated health networks and group purchasing organizations which demonstrate that the use of opioid postsurgical pain control is a significant driver of inappropriate resource utilization, including extending LOS. We have developed and will continue to develop publications, abstracts, clinical pharmacology newsletters and meeting presentations that demonstrate the value of EXPAREL as the foundation for effective multimodal postsurgical pain management. We have completed a series of prospective trials with our hospital customers to demonstrate how the use of EXPAREL as the foundation of a multimodal regimen replaces morphine (opioid) PCA, improves the quality of care by reducing the burden of opioids and enhances hospital economics by reducing inappropriate resource consumption including length of stay.

        In November 2012, we announced that results from the first completed IMPROVE study of our prospective Phase 4 clinical program were published in the online version of the Journal of Pain Research. The IMPROVE studies compare the difference in opioid use, total hospital cost and length of stay (LOS) between patients receiving EXPAREL as the foundation of an opioid-sparing multimodal regimen versus a standard opioid-based postsurgical pain management regimen.

        Compared to patients undergoing open colectomy in the standard opioid-based treatment arm, patients undergoing the same procedure and receiving an EXPAREL-based multimodal regimen had:

  •
  A 2.9-day reduction in median LOS (4.9 days in the hospital vs 2.0 days in the hospital, respectively; p=0.004)

  •
  A $3,084 reduction in mean total hospital cost ($11,850 vs $8,766, respectively; p=0.027)

  •
  A 58 mg reduction in mean opioid consumption (115 mg vs 57 mg, respectively; p=0.025)

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

  •
  DepoFoam, modified to meet the requirements of each product, is used to extend the release of the active drug substances in the products DepoCyt(e) and DepoDur.

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

        We have completed one Phase 2 clinical trial in which 38 patients received EXPAREL for nerve block. EXPAREL demonstrated effectiveness and was safe and well tolerated in this clinical trial. In 2012 we began two pivotal nerve block studies, an intercostal block study in posterolateral thoracotomy patients and a femoral nerve block in total knee arthroplasty (TKA) patients. We expect the studies to be completed in 2013, and we expect to file an sNDA in 2014.

Sales and Marketing

        We have hired a marketing team and have built our sales organization to commercialize EXPAREL and our product candidates in the United States. We intend to out-license commercialization rights for other territories. Our goal is to retain significant control over the development process and commercial execution for our product candidates, while participating in a meaningful way in the economics of all products that we bring to the market.

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

        Our commercial team executed on a full range of prelaunch activities for EXPAREL, including:

  •
  preparing publications and abstracts for the EXPAREL clinical program efficacy and safety, health outcomes program and review articles on pain management;

  •
  conducting Health Outcomes Studies which provide retrospective and prospective analyses for our hospital customers using their own hospital data to demonstrate the true cost of opioid-based postsurgical pain control;

  •
  participating in KOL development programs and advisory boards to address topics of best practice techniques, guidelines and protocols for the use of EXPAREL, educational needs of our physician, pharmacist and registered nurse customers, nerve block clinical studies and additional indications for the future development of EXPAREL; and

  •
  undertaking education initiatives such as center of excellence programs, preceptorship programs, pain protocols and predictive models for enhanced patient care, web-based training and virtual launch programs.

        We believe that all of these programs and personal interactions with our hospital customers helped position Pacira and EXPAREL for a successful launch in April of 2012. We focused on the following for our launch strategy:

  •
  Plastic Surgery—we focused on abdominoplasty, or tummy tuck and mommy make over, procedures since these procedures are predominately performed outside of the hospital environment and do not require formulary approval, are typically a cash market and the plastic surgeons have been most interested in providing long term non-opioid pain control. We recently completed a prospective study, EXCLAIM, with patient reported outcomes in this ambulatory patient setting. In addition, these surgeons often perform reconstructive procedures in the hospital setting which is an important focus of our outcomes research.

  •
  Replacing Elastomeric Bags—these bags are typically filled with bupivacaine and the drug is dripped through a catheter which is inserted directly into the surgical site. In addition to being clumsy and difficult to use there have been a number of safety issues associated with the use of these bags. We have support from the pharmacy community to replace these bags with a single postsurgical injection of EXPAREL based on safety, patient compliance, ease of use and cost.

        Abdominal, genitourinary and peri-anal soft tissue surgery such as cholycystectomy, colectomy, hysterectomy, herniorophy, hemorrhoidectomy, prostatectomy and ileostomy reversal. This strategy allows our sales force to focus on colorectal surgeons, general surgeons, urologists and OBGYNs. Our focus will be to replace the current use of elastomeric bags and opioid PCA to improve patient outcomes and enhance hospital economics.

        Initially, through our relationship with Quintiles, we outsourced our dedicated commercial sales force, consisting of approximately 60 representatives. On January 28, 2013, this sales force transitioned from Quintiles employees to Pacira employees. They are supported by our current marketing team as well as teams of healthcare professionals, including medical affairs, scientific affairs and nursing teams, who support our formulary approval and customer education initiatives. In order to increase the speed with which we address market segments, or to increase our access to market segments we are currently not addressing, we may expand our sales resources in the future directly or by developing additional relationships with third parties that agree to sell our product.

        The target audience for EXPAREL is healthcare practitioners who influence pain management decisions, including surgeons, anesthesiologists, pharmacists and nurses. Our commercial sales force focuses on reaching the top 500 U.S. hospitals performing surgical procedures (based on Thomson Reuters benchmark obstetrician and gynecological, general and orthopedic surgical procedures performed within these hospitals), which represent greater than 50% of U.S. surgeries with a soft tissue focus. If we obtain regulatory approvals for additional indications for EXPAREL and our product candidates, our targeted audience may change to reflect new market opportunities.

DepoFoam—Our Proprietary Drug Delivery Technology

        Our current product development activities utilize our proprietary DepoFoam drug delivery technology. DepoFoam consists of microscopic spherical particles composed of a honeycomb-like structure of numerous internal aqueous chambers containing an active drug ingredient. Each chamber is separated from adjacent chambers by lipid membranes. Following injection, the DepoFoam particles release drug over an extended period of time by erosion and/or reorganization of the particles' lipid membranes. Release rates are determined by the choice and relative amounts of lipids in the formulation.

        Our DepoFoam formulation provides several technical, regulatory and commercial advantages over competitive technologies, including:

  •
  Convenience.  Our DepoFoam products are ready to use and do not require reconstitution or mixing with another solution, and can be used with patient-friendly narrow gauge needles and pen systems;

  •
  Multiple regulatory precedents.  Our current and past DepoFoam products, DepoCyt(e) and DepoDur, have been approved in the United States and Europe, making regulatory authorities familiar with our DepoFoam technology;

  •
  Extensive safety history.  Our DepoFoam products have over ten years of safety data as DepoCyt(e) has been sold in the United States since 1999;

  •
  Proven manufacturing capabilities.  We make the DepoFoam-based product, DepoCyt(e) in our cGMP facilities;

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

Other Products

DepoCyt(e)

        DepoCyt(e) is a sustained-release liposomal formulation of the chemotherapeutic agent cytarabine utilizing our DepoFoam technology. DepoCyt(e) is indicated for the intrathecal treatment of lymphomatous meningitis, a life-threatening complication of lymphoma, a cancer of the immune system. Lymphomatous meningitis can be controlled with conventional cytarabine, but because of the drug's short half-life, a spinal injection is required twice per week, whereas DepoCyt(e) is dosed once every two weeks in an outpatient setting. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We recognized revenue from DepoCyt(e) of $6.0 million from our commercial partners in 2012.

Product Candidates

DepoNSAID

        Our preclinical product candidates, extended release formulations of NSAIDs, are designed to provide the benefits of injectable NSAIDs with a prolonged duration of action in order to improve patient care and ease of use in the acute pain environment. Currently available injectable systemic products provide a four to six hour duration of action. We believe that there is an unmet medical need for a product which could provide a local infiltration since the mode of action for NSAIDs is by local activity. A product developed for local infiltration should provide pain relief with a much lower dose of NSAID and potentially avoid the side effects commonly associated with the systemic use of these agents. We have DepoFoam formulations for several NSAIDs, and we expect to select a lead product candidate in 2013.

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

Commercial Partners and Agreements

SkyePharma

        In connection with the stock purchase agreement related to the Acquisition, we agreed to pay SkyePharma Holdings, Inc., or SPHI, specified contingent milestone payments related to EXPAREL sales. Additionally, we agreed to pay to SPHI a 3% percentage of our sales of EXPAREL in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain. Such obligations to make percentage payments will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products

        We have the right to cease paying the 3% percentage payments in the event that SPHI breaches certain covenants not to compete contained in the stock purchase agreement. In the event that we cease to sell EXPAREL and begin marketing a similar replacement product for EXPAREL, we would no longer be obligated to make percentage payments, but we may be required to make certain milestone payments upon reaching certain sales milestones.

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

Sigma-Tau Pharmaceuticals

        In December 2002, we entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc. regarding the sale of DepoCyt. Pursuant to the agreement, Enzon was appointed the exclusive distributor of DepoCyt in the United States and Canada for a ten year term. In January 2010, Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, acquired the rights to sell DepoCyt from Enzon Pharmaceuticals for the United States and Canada. Under the supply and distribution agreement, we supply unlabeled DepoCyt vials to Sigma-Tau for finished packaging. Under these agreements, we receive a fixed payment for manufacturing the vials of DepoCyt and an additional royalty payment, if Sigma-Tau's quarterly net sales exceed a certain amount, which brings total payments in the thirty percent range on sales by Sigma-Tau in the United States and Canada.

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

        Under the agreement, as amended, and a separate supply agreement, we receive a fixed payment for manufacturing the vials of DepoCyte, as well as a royalty in addition to the fixed sum per vial supplied to Mundipharma, if Mundipharma's quarterly net sales exceed a certain amount, and a mid single-digit royalty on all annual sales exceeding a certain amount. We are also entitled to receive up to €10.0 million in milestone payments from Mundipharma upon the achievement by Mundipharma of certain milestone events, of which we have already received €2.5 million and we do not expect to receive the remaining €7.5 million.

        We and Mundipharma have the right to terminate the agreement for an uncured material breach by the other party, in connection with the other party's bankruptcy or insolvency or the repossession of all or any material part of the other party's business or assets. Mundipharma has the right to terminate the agreement if its marketing authorization is cancelled or withdrawn for a certain period, or if it is prevented from selling DepoCyte in any three countries in the territory covered in the agreement by a final non-appealable judgment in respect of infringement by DepoCyte of any third party intellectual property rights.

EKR Therapeutics Inc.

        In August 2007, we entered into a licensing, distribution and marketing agreement with EKR Therapeutics, Inc., or EKR, granting them exclusive distribution rights to DepoDur in North America, South America and Central America. Under this agreement, as amended, we received nonrefundable license fees of $5.0 million upon execution of the agreement in August 2007, $5.0 million in 2008, and $5.0 million in 2009. At the time we entered into the agreement we had the right to receive aggregate milestone payments of up to $20.0 million, but we do not expect any additional milestone payments under the agreement.

        On January 3, 2012, EKR exercised its right to terminate the agreement and delivered a notice of termination. Pursuant to the terms of the agreement, the termination of the licensing, distribution and marketing agreement was effective 180 days from the date of the notice or July 1, 2012. Pursuant to the terms of the agreement the associated supply agreement also terminated concurrently with the termination of the licensing agreement. In connection with the termination of the agreement, EKR transferred the New Drug Application for DepoDur back to us, per the terms of the agreement, and the NDA has since been withdrawn.

Flynn Pharma Limited

        In September 2007, we entered into a marketing agreement with Flynn Pharma Limited, or Flynn, granting them exclusive distribution rights to DepoDur in the European Union, certain other European countries, South Africa and the Middle East.

        We had the right to terminate the agreement if Flynn failed to make its first commercial sale of DepoDur in specified countries covered by the agreement by one year from the later of Flynn's receipt of marketing authorization or pricing approval for DepoDur, or if first commercial sale had not been made within 18 months of Flynn's receipt of marketing authorization or pricing approval for DepoDur. Because Flynn failed to make its first commercial sale, per the terms noted above, we terminated this agreement effective immediately on October 29, 2012.

Novo Nordisk

        In January 2011, we entered into an agreement with Novo Nordisk A/S, or Novo, pursuant to which we granted non-exclusive rights to Novo under certain of our patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using our DepoFoam drug delivery technology. Under this agreement, we agreed to undertake specified development and technology transfer activities and to manufacture pre-clinical and certain clinical supplies of such DepoFoam formulated Novo product until the completion of such technology transfer activities. In connection with the Novo agreement, we received a one-time upfront payment of $1.5 million in January 2011 and a milestone payment of $2.0 million in November 2011. On June 29, 2012, Pacira received from Novo a notice of termination of this agreement due to Novo's decision to discontinue development of the proprietary drug subject to the agreement. Pursuant to the terms of the agreement, the termination of the agreement was effective August 28, 2012.

Paul Capital

        On March 23, 2007, we entered into an amended and restated royalty interests assignment agreement with Paul Capital Advisors LLC, or Paul Capital, pursuant to which we assigned to Paul Capital the right to receive a portion of our royalty payments from DepoCyt(e) and DepoDur. The original agreement was entered into prior to the Acquisition by SPHI, which we refer to as the Predecessor, in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Royalty Interests Assignment Agreement" and "Risk Factors—Risks Related to Our Financial Condition and Capital Requirements." Under our financing arrangement with Paul Capital, upon the occurrence of certain events, Paul Capital may require us to repurchase the right to receive royalty payments that we assigned to it, or may foreclose on certain assets that secure our obligations to Paul Capital. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right or any foreclosure by Paul Capital would adversely affect our results of operations and our financial condition.

Aratana Therapeutics

        On December 5, 2012 we entered into an Exclusive License, Development and Commercialization Agreement and related Supply Agreement with Aratana Therapeutics, Inc. or Aratana. Under the agreements, we granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of our bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing it for cats, dogs and other companion animals.

        In connection with our entry into the agreement, we received a one-time payment of $1 million and are eligible to receive up to an additional aggregate $42.5 million upon the achievement of development and commercial milestones. Once the product has been approved by the Food and Drug Administration for sale in the United States, Aratana will pay us a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will pay us a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.

        Either party has the right to terminate the License Agreement in connection with (i) an insolvency event involving the other party that is not discharged in a specified period of time, (ii) a material breach of the agreement by the other party that remains uncured for a specified cure period or (iii) the failure to achieve a minimum annual revenue as set forth in the agreement, all on specified notice. We may terminate the agreement in connection with (i) Aratana's failure to pay any amounts due under the agreement, (ii) Aratana's failure to achieve regulatory approval in a particular jurisdiction with respect to such jurisdiction or (iii) Aratana's failure to achieve its first commercial sale within a certain amount of time on a country by country basis after receiving regulatory approval, all on specified notice. Aratana may terminate the License Agreement (i) upon the entry of a generic competitor for animal health indications on a country by country basis or (ii) at any time on a country by country basis except with respect to the United States and any country in the European Union, all on specified notice. The parties may also terminate the License Agreement by mutual consent. The License Agreement will terminate automatically if we terminate the Supply Agreement. In the event that the License Agreement is terminated, all rights to the product (on a jurisdiction by jurisdiction basis) will be terminated and returned to us.

        Unless terminated earlier pursuant to its terms, the License Agreement is effective until December 5, 2027, after which Aratana has the option to extend the agreement for an additional five (5) year term, subject to certain requirements.

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

Manufacturing

        We manufacture EXPAREL and DepoCyt(e) in two manufacturing facilities that we refer to as our Science Center campus in San Diego, California. These facilities are designated as Building 1 and Building 6 and are located within two miles of each other on two separate and distinct sites. Our facilities are inspected regularly and approved for pharmaceutical manufacturing by the FDA, the European Medicines Agency, or the EMA, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, the Drug Enforcement Administration, or the DEA, and the Environmental Protection Agency, or the EPA.

        We purchase raw materials and components from third party suppliers in order to manufacture EXPAREL. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our drug candidates. We also purchase raw materials and equipment from third party suppliers, for the manufacture of DepoCyt(e). While we have not experienced shortages of our raw materials in the past, such suppliers may not sell these raw materials to us at the times we need them or on commercially reasonable terms and we do not have any control over the process or timing of the acquisition of these raw materials from our suppliers.

        All manufacturing of products, initial product release and stability testing are conducted by us in accordance with cGMP.

        Building 1 is an approximately 84,000 square foot concrete structure located on a five acre site. It was custom built as a pharmaceutical R&D and manufacturing facility in August 1995. Activities in this facility include the manufacture of EXPAREL bulk pharmaceutical product candidate in a dedicated production line and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods, research and development, the coordination of clinical and regulatory functions, and general administrative functions. We are working on expanding our manufacturing capacity to meet future demand of EXPAREL.

        Building 6 is located in a 17-acre pharmaceutical industrial park. It is a two story concrete masonry structure built in 1977 that we and our predecessors have leased since August 1993. We occupy approximately 22,000 square feet of the first floor. Building 6 houses the current manufacturing process for DepoCyt(e), the fill/finish of DepoCyt(e) into vials, a pilot plant suite for new product development and early stage clinical product production, a microbiology laboratory and miscellaneous support and maintenance areas.

        Distribution of our DepoFoam products, including EXPAREL, requires cold-chain distribution, whereby a product must be maintained between specified temperatures. We have validated processes for continuous monitoring of temperature from manufacturing through delivery to the end-user. We and our partners utilize similar cold-chain processes for DepoCyt(e).

Intellectual Property and Exclusivity

        We seek to protect our product candidates and our technology through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.

Patents and Patent Applications

        We seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2012, there are over 14 families of patents and patent applications relating to various aspects of the DepoFoam delivery technology. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These patents generally have a term of 20 years from the date of the nonprovisional filing unless referring to an earlier filed application. Some of our U.S. patents have a term from 17 years from the grant date. Our issued patents expire at various dates in the future, with the last currently issued patent expiring in 2019.

        In regard to patents providing protection for EXPAREL, issued patents in the United States relating to the composition of the product candidate and methods for modifying the rate of drug release of the product candidate expire in November 2013 and September 2018, respectively. Pending U.S. applications relating to the composition of the product candidate and the process for making the product candidate, if granted, would expire in September 2018 and November 2018, respectively. In Europe, granted patents related to the composition of the product candidate expire in November 2014 and September 2018. Pending applications in Europe relating to methods of modifying the rate of drug release of the product candidate and the process for making the product candidate, if granted, would expire in January 2018 and November 2018, respectively. In April 2010, a provisional patent was filed relating to a new process to manufacture EXPAREL and other DepoFoam-based products. The process offers many advantages to the current process, including larger scale production and lower manufacturing costs. In April 2011, we filed a non-provisional patent application which, if granted, could prevent others from using this process until 2031. Furthermore, a non-exclusively licensed patent of ours relating to EXPAREL was allowed in Europe with an expiration date in October 2021 and was extended in the United States until October 2023.

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

New Drug Applications

        Generally, the FDA must approve any new drug before marketing of the drug occurs in the United States. This process generally involves:

  •
  completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA's Good Laboratory Practice, or GLP, regulations;

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

  •
  submission of an NDA to the FDA;

  •
  satisfactory completion of an FDA pre-approval inspection of the product's manufacturing facility or facilities to assess compliance with the FDA's cGMP regulations, and to ensure that the facilities, methods and controls are adequate to preserve the drug's identity, quality and purity;

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

  •
  Phase 3:  these include expanded controlled and uncontrolled trials, including pivotal clinical trials. When Phase 2 evaluations suggest the effectiveness of a dose range of the product and acceptability of such product's safety profile, sponsors undertake Phase 3 clinical trials in larger patient populations to obtain additional information needed to evaluate the overall benefit and risk balance of the drug and to provide an adequate basis to develop labeling.

        In addition, sponsors may elect to conduct, or be required by the FDA to conduct, Phase 4 clinical trials to further assess the drug's safety or effectiveness after NDA approval. Such post approval trials are typically referred to as Phase 4 clinical trials.

        Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product's pharmacology, chemistry, manufacture, controls and proposed labeling, among other things. In addition, 505(b)(2) applications must contain a patent certification for each patent listed in FDA's "Orange Book" that covers the drug referenced in the application and upon which the third-party studies were conducted. For some drugs, the FDA may require risk evaluation and mitigation strategies, or REMS, which could include medication guides, physician communication plans, or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Upon receipt, the FDA has 60 days to determine whether the NDA is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established timeframes.

Under PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review cycle for New Molecular Entitites (NME) within six months of the 60 day filing date, and for Non-NMEs within six months of the date of receipt. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs for NME within ten-months of the 60 day filing date, and for Non-NMEs within ten months of the date of receipt. Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, negotiations regarding REMS, or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application's approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.

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

        After the FDA evaluates the NDA and the manufacturing facilities, it may issue an approval letter or a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. The FDA could also require a REMS plan to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, a commitment to conduct one or more post-market studies or clinical trials and the correction of identified manufacturing deficiencies, including the development of adequate controls and specifications. If and when the deficiencies have been addressed to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Section 505(b)(2) New Drug Applications

        As an alternate path to FDA approval, particularly for modifications to drug products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, and permits the submission of an NDA where at least some of the information required for approval comes from clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA's previous findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any change from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

        If new safety issues are identified following approval, the FDA can require the NDA sponsor to revise the approved labeling to reflect the new safety information; conduct post-market studies or clinical trials to assess the new safety information; and implement a REMS program to mitigate newly- identified risks. The FDA may also require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for approved indications and in accordance with the provisions of the approved label. Further, if we modify a drug, including any changes in indications, labeling or manufacturing processes or facilities, the FDA may require us to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

        For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates owed to states by pharmaceutical manufacturers for covered outpatient drugs. The Health Reform Law also established a new Medicare Part D coverage gap discount program, in which drug manufacturers must provide 50% point-of-sale discounts on products covered under Part D beginning in 2011. Further, also beginning in 2011, the new law imposed a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. Some details of the Health Care Reform Law are yet to be determined, as applicable federal and state agencies must issue regulations or guidance under the new law. Although it is too early to determine the effect of the Health Care Reform Law, the new law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

        In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted, which could result in reductions in Medicare payments to providers. The full impact on our business of these legislative actions is uncertain. Nor is it clear whether other legislative changes will be adopted, if any, or how such changes would affect the demand for our products.

        The cost of pharmaceuticals continues to generate substantial governmental and third-party payer interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future healthcare reforms. Ongoing federal and state government initiatives directed at lowering the total cost of health care will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid payment systems. Examples of how limits on drug coverage and reimbursement in the United States may cause reduced payments for drugs in the future include:

  •
  changing Medicare reimbursement methodologies;

  •
  fluctuating decisions on which drugs to include in formularies;

  •
  revising covered outpatient drug rebate calculations under the Medicaid program; and

  •
  reforming drug importation laws.

        Some third-party payers also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies or place limits on the amount of reimbursement. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate at a reasonable return on investment

        In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers, that an adequate level or reimbursement will be available so that the third-party payers' reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Manufacturing Requirements

        We must comply with applicable FDA regulations relating to FDA's cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with these and other statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

        In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The term "remuneration" is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provides that the federal government may assert that a reimbursement claim for items or services resulting from a violation of 42 U.S.C. § 1320a-7b constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes a penalty of $5,000 against any person who is determined to have presented or caused to be presented claims to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult.

        Recognizing that the federal Anti-Kickback Statute is broad and may prohibit innocuous or beneficial arrangements within the healthcare industry, the statute establishes certain exemptions from the statutory prohibition and authorizes additional exemptions by regulation. Pursuant to this authority the U.S. Department of Health and Human Services' Office of Inspector General, or OIG, issued regulations in July of 1991, and periodically since that time, which the OIG refers to as "safe harbors." These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure pharmaceutical companies, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG or federal prosecutors. Additionally, there are certain statutory exceptions to the federal Anti-Kickback Statute, one or more of which could be used to protect a business arrangement, although we understand that OIG is of the view that an arrangement that does not meet the requirements of a regulatory safe harbor does not satisfy the corresponding statutory exception, if any, under the federal Anti-Kickback Statute.

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

        Another development affecting the healthcare industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act's "whistleblower" or "qui tam" provisions. The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by FDA in a drug's label), and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.

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

Healthcare Privacy and Security Laws

        We may be subject to, or our marketing activities may be limited by, HIPAA, and its implementing regulations, which established uniform standards for certain "covered entities" (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA's privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, the new law makes HIPAA's privacy and security standards directly applicable to "business associates"—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions.

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

Employees

        As of December 31, 2012, we employed 156 employees, of which 154 were full-time employees. All of our employees are located in the United States. None of our employees are represented by a labor union, and we consider our current employee relations to be good.

Available Information

        We file reports and other information with the SEC as required by the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. You can find, copy and inspect information we file at the SEC's public reference room, which is located at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the SEC's public reference room. You can review our electronically filed reports and other information that we file with the SEC on the SEC's web site at http://www.sec.gov. In addition, we make available free of charge through our website (http://www.pacira.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled "Investors & Media," as a source of information about us. The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.

Corporate Information

        We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. Our principal executive offices are located at 5 Sylvan Way, Suite 100, Parsippany, New Jersey 07054, and our telephone number is (973) 254-3560.

        Pacira®, DepoFoam®, DepoCyt® (U.S. registration), DepoCyte® (EU registration), DepoDur®, EXPAREL®, the Pacira logo and other trademarks or service marks of Pacira appearing in this Annual Report on Form 10-K are the property of Pacira. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.

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

        We commercially launched EXPAREL in April of 2012, but our ability to effectively generate revenues from EXPAREL will depend on our ability to:

  •
  create market demand for EXPAREL through our marketing and sales activities, and any other arrangements to promote this product we may later establish;

  •
  train, deploy and support a qualified sales force;

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

        Any disruption in our ability to generate revenues from the sale of EXPAREL will have a material and adverse impact on our results of operations.

Our efforts to successfully commercialize EXPAREL are subject to many internal and external challenges and if we cannot overcome these challenges in a timely manner, our future revenues and profits could be materially and adversely impacted.

        As EXPAREL is a newly marketed drug, none of the members of the EXPAREL sales force have ever promoted EXPAREL. As a result, we expend significant time and resources to train the sales force to be credible and persuasive in convincing physicians and hospital to use EXPAREL. In addition, we also must train the sales force to ensure that a consistent and appropriate message about EXPAREL is delivered to our potential customers. If we are unable to effectively train the sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of EXPAREL and its proper administration our efforts to successfully commercialize EXPAREL could be put in jeopardy, which could have a material adverse effect on our future revenues and profits.

        In addition to our extensive internal efforts, the successful commercialization of EXPAREL will require many third parties, over whom we have no control, to choose to utilize EXPAREL. These third parties include physicians and hospital pharmacy and therapeutics committees, which we refer to as P&T committees. Generally, before we can attempt to sell EXPAREL in a hospital, EXPAREL must be approved for addition to that hospital's list of approved drugs, or formulary list, by the hospital's P&T committee. A hospital's P&T committee typically governs all matters pertaining to the use of medications within the institution, including the review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at hospitals varies considerably, and P&T committees often require additional information to aid in their decision-making process. Therefore, we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring EXPAREL for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add EXPAREL to the formulary, or to implement restrictions on the usage of EXPAREL in order to control costs. We cannot guarantee that we will be successful in obtaining the approvals we need from enough P&T committees quickly enough to optimize hospital sales of EXPAREL.

        Even if we obtain hospital formulary approval for EXPAREL, physicians must still prescribe EXPAREL for its commercialization to be successful. Because EXPAREL is a new drug with a limited track record of sales in the United States, any inability to timely supply EXPAREL to our customers, or any unexpected side effects that develop from use of the drug, particularly early in product launch, may lead physicians to not accept EXPAREL as a viable treatment alternative.

        If EXPAREL does not achieve broad market acceptance, the revenues that we generate from its sales will be limited. The degree of market acceptance of EXPAREL also depends on a number of other factors, including:

  •
  changes in the standard of care for the targeted indications for EXPAREL, which could reduce the marketing impact of any claims that we can make;

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

        EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an injectable non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the United States from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. In addition, EXPAREL competes with non-opioid products such as bupivacaine, Marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDS, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.

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

        We are continuing to build our commercial infrastructure for the marketing, sale and distribution of pharmaceutical products. In order to commercialize EXPAREL, we must continue to build our marketing, sales and distribution capabilities. We entered into an agreement with Quintiles for the outsourcing of our specialty sales force, which we then hired as direct employees in January 2013. We may also seek to commercialize EXPAREL outside the United States, although we currently plan to do so with a marketing and sales collaborator and not with our own sales force.

        The establishment, development and training of our sales force and related compliance plans to market EXPAREL is expensive and time consuming. In the event we are not successful in developing our marketing and sales infrastructure, we may not be able to successfully commercialize EXPAREL, which would limit our ability to generate product revenues.

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

        We have entered into agreements with third-party service providers to perform a variety of functions related to the sale and distribution of EXPAREL, key aspects of which are out of our direct control. These service providers provide key services related to customer service support, warehousing and inventory program services, distribution services, contract administration and chargeback processing services, accounts receivable management and cash application services, and financial management and information technology services. In addition, most of our inventory is stored at a single warehouse maintained by one such service provider. We substantially rely on these providers as well as other third- party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines, or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.

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

        As of December 31, 2012, we had 156 employees. We will need to expand our personnel resources in order to manage our operations and sales of EXPAREL. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

  •
  continue the hiring, and training of an effective commercial organization for the commercialization of EXPAREL, and establish appropriate systems, policies and infrastructure to support that organization;

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

        Mr. Stack, our chief executive officer, is also a managing director at MPM Capital and a managing partner of Stack Pharmaceuticals, Inc. Although Mr. Stack has devoted substantially all of his business time to our company over the past 12 months, Mr. Stack's responsibilities at MPM Capital and Stack Pharmaceuticals, Inc. might require that he spend less than all his businesss time managing our company in the future.

        Under our consulting agreement with Gary Patou, M.D., our chief medical officer, he is not required to devote all of his business time to our company. We cannot assure you that Dr. Patou's business time commitment to us will be sufficient to perform the duties of our chief medical officer.

The Medicines and Healthcare products Regulatory Agency issued an inspection report noting certain critical deficiencies in our manufacturing of DepoCyt(e) and remediation of these deficiencies could result in significant costs or delays in the production and sale of DepoCyt(e).

        In July 2012, the Medicines and Healthcare products Regulatory Agency, or MHRA, conducted its standard inspection of our DepoCyt(e) manufacturing facility, which is located in a separate building from our EXPAREL manufacturing facility. Following its inspection, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices. We temporarily ceased manufacturing DepoCyt(e) in order to implement a remediation plan and address the failures noted in the MHRA inspection report. In connection with the inspection report, the European Medicines Agency issued an assessment report which recommended the use of alternative treatments in countries where DepoCyt(e) is not deemed to be an essential medical product. The assessment report also recommended a selective recall of DepoCyt(e) in European Union (EU) member states where DepoCyt(e) is not considered to be an "essential medicinal product." The assessment report did not recommend a recall for member countries where DepoCyt(e) is considered to have "essential medicinal product" status.

        EU member states give "essential medicinal product" status to a product if there are no alternative treatments in such countries and each country made a determination of whether DepoCyt(e) was an "essential medicinal product" on a country by country basis. The extent of the recall's impact on our sales of DepoCyt(e) is difficult to predict because a number of countries that determined DepoCyt(e) was not an "essential medicinal product" also determined that it could still be used in exceptional circumstances or upon special request. The recall contributed to a reduction in product sales of DepoCyt(e) for the three and twelve months ended December 31, 2012, respectively.

        We have completed the implementation of our remediation plan. In December 2012, the MHRA re-inspected our DepoCyt(e) manufacturing facility to review progress in the implementation of our remediation commitments arising from the July 2012 inspection. We received notice in January 2013 from the MHRA that our remediation efforts were successful and that we could resume production of DepoCyt(e) for sale in Europe. The temporary cessation of the manufacturing of DepoCyt(e) for sales in the EU could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

        We advised the FDA of the MHRA's inspectional findings after we received the July inspection report, and the FDA indicated it had no issue with continued distribution of DepoCyt(e) in the U.S. market pending our remediation efforts. We plan to resume production of DepoCyt(e) for sales in the United States in the first quarter of 2013.

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

        We have obtained limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of additional commercial products upon FDA approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

If we fail to manufacture EXPAREL in sufficient quantities and at acceptable quality and pricing levels, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product or be unable to meet market demand, and may lose potential revenues.

        The manufacture of EXPAREL requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including the FDA's regulations governing current Good Manufacturing Practices, or cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, imposition of a consent decree, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

        In addition, we purchase raw materials and components from various suppliers in order to manufacture EXPAREL. If we are unable to source the required raw materials from our suppliers, we may experience delays in manufacturing EXPAREL and may not be able to meet our customers' demands for EXPAREL.

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

        The build-up or other expansion of our internal manufacturing capabilities for EXPAREL production in San Diego, California exposes us to significant up-front fixed costs. If market demand for EXPAREL does not align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses. Alternatively, if we experience demand for EXPAREL in excess of our estimates, our facilities may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. Our ability to meet such excess demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.

        In addition, the procurement time for the equipment that we use to manufacture EXPAREL requires long lead times. Therefore, we may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with potential delays in the procurement of manufacturing equipment required to manufacture EXPAREL.

        If we are unable to achieve and maintain satisfactory production yields and quality as we expand our manufacturing capabilities, our relationships with potential customers and overall reputation may be harmed, and our revenues could decrease.

We are the sole manufacturer of DepoCyt(e). Our inability to continue manufacturing adequate supplies of DepoCyt(e) could result in a disruption in the supply of DepoCyt(e) to our partners, which could have a material adverse impact on our business and results of operations.

        We are the sole manufacturer of DepoCyt(e). We develop and manufacture DepoCyt(e) at our facility in San Diego, California, which is the only FDA approved site for manufacturing DepoCyt(e) in the world. In connection with our response to the MHRA regarding their inspectional observations, we temporarily ceased manufacturing DepoCyt(e) in order to implement our remediation plan and address the failures noted in the MHRA inspection report. In December 2012, the MHRA conducted a further inspection of our DepoCyt(e) manufacturing facility to review progress in the implementation of our remediation commitments arising from the MHRA's July 2012 inspection. In January 2013, the MHRA cleared us to recommence manufacturing of DepoCyt(e) for Europe. We advised the FDA of the MHRA's inspectional findings after we received the July inspection report, and the FDA indicated it had no issue with continued distribution of DepoCyt(e) in the U.S. market pending our remediation efforts. We plan to resume production of DepoCyt(e) for sales in the United States in the first quarter of 2013. The temporary cessation of the manufacturing of DepoCyt(e) for sales in the EU could result in additional costs or delays in the production and sale of DepoCyt(e), which could have a material adverse effect on our business, financial position and results of operations.

        Our San Diego facilities are also subject to the risks of a natural or man-made disaster, including earthquakes and fires, or other business disruption. In addition, we have obtained limited property and business interruption insurance coverage for our facilities in San Diego. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for DepoCyt(e) if there were a catastrophic event or failure of our current manufacturing system. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, and would be very time consuming. An inability to continue manufacturing adequate supplies of DepoCyt(e) at our facility in San Diego, California could result in a disruption in the supply of DepoCyt(e) to our partners and breach of our contractual obligations.

We rely on third parties for the timely supply of specified raw materials and equipment for the manufacture of DepoCyt(e) and Exparel. Although we actively manage these third-party relationships to provide continuity and quality, some events which are beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations.

        The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including cGMP regulations. Any failure to comply with applicable regulations, or failure of government agencies to provide necessary authorizations, may result in fines and civil penalties, suspension of production, suspension or delay in product approval for sale, product seizure or recall, or withdrawal of product approval, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed could also result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation, product liability claims and litigation.

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

  •
  disruption of our business and diversion of our management's time and attention;

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

Regulatory Risks

We may not receive regulatory approval for any of our product candidates, or the approval may be delayed for various reasons, including successful challenges to the FDA's interpretation of Section 505(b)(2), which would have a material adverse effect on our business and financial condition.

        We may experience delays in our efforts to obtain regulatory approval from the FDA for any of our product candidates, and there can be no assurance that such approval will not be delayed, or that the FDA will ultimately approve these product candidates. Although the FDA's longstanding position has been that the Agency may rely upon prior findings of safety or effectiveness to support approval of a 505(b)(2) application, this policy has been controversial and subject to challenge in the past. If the FDA's policy is successfully challenged administratively or in court, we may be required to seek approval of our products via full NDAs that contain a complete data package demonstrating the safety and effectiveness of our products, which would be time-consuming and expensive and would have a material adverse effect on our business and financial condition.

        The FDA, as a condition of the EXPAREL approval on October 28, 2011, has required us to study EXPAREL in pediatric patients. We have agreed to a trial timeline where, over several years, we will study pediatric patient populations in descending order starting with 12-18 year olds and ending with children under two years of age. These trials will be expensive and time consuming and we will be required to meet the timelines for submission of protocols and data and for completion as agreed with the FDA, and we may be delayed in meeting such timelines. We may be required to conduct these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective. The failure to conduct these pediatric trials or to meet applicable deadlines could result in the imposition of sanctions, including, among other things, issuance of warnings letters or imposition of seizures or injunctions.

The FDA may determine that EXPAREL or any of our product candidates have undesirable side effects.

        If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the NDA review period or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by EXPAREL or any product candidate could also result in the inclusion of unfavorable information in our product labeling, imposition of distribution or use restrictions, a requirement to conduct post-market studies, denial, suspension or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of EXPAREL or any product candidate.

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

        Following approval of EXPAREL or any of our product candidates, if we or others later identify undesirable side effects caused by such products:

  •
  regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or contraindications (including boxed warnings);

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

        While physicians may choose to prescribe drugs for uses that are not described in the product's labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These "off-label" uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA's regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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

  •
  suspend or withdraw regulatory approval;

  •
  suspend any ongoing clinical trials;

  •
  refuse to approve pending applications or supplements to approved applications filed by us;

  •
  impose restrictions on operations, including costly new manufacturing requirements; or

  •
  seize or detain products or require a product recall.

        For example, in July 2012, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices related to our DepoCyt(e) manufacturing facility. We responded to the MHRA regarding the inspectional observations and were reinspected by the MHRA in December 2012. In January 2013, we received notice from the MHRA that our remediation efforts were successful and that we could recommence manufacturing DepoCyt(e) for Europe.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

        As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

  •
  federal physician self-referral laws, such as the Stark law, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician's family member has a financial interest, and prohibit submission of a claim for reimbursement pursuant to a prohibited referral;

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

        Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Moreover, recent health care reform legislation has strengthened these laws. For example, the Health Care Reform Law, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Health Care Reform Law provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under the federal false claims laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations.

        Further, there has been a recent trend in the increase of federal and state laws and regulations regarding consulting arrangements with physicians. The Health Care Reform Law imposes new requirements to report certain financial arrangements with physicians and others, including reporting any "transfer of value" made or distributed to prescribers and other healthcare providers and reporting any investment interests held by physicians and their immediate family members during each calendar year beginning in 2013, subject to federal implementation and enforcement policies. In addition, some states such as California, Massachusetts and Vermont, mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to physicians, and/or report compliance information to the state authorities. Some states, such as Massachusetts, have created an internet database to provide disclosed information on certain transactions with physicians to the public. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increases the possibility that a pharmaceutical company may run afoul of one or more of the requirements.

        If our past or present operations, or those of our distributors are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. Similarly, if the healthcare providers, distributors or other entities with whom we do business are found to be out of compliance with applicable laws and regulations, they may be subject to sanctions, which could also have a negative impact on us. The risk of being found to have violated such laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

        The manufacturing techniques and facilities used for the manufacture and supply of our products must be operated in conformity with cGMP and other FDA, DEA and MHRA regulations, including potentially prior regulatory approval. In addition, any expansion of our existing manufacturing facilities or the introduction of any new manufacturing facilities would also require conformity with cGMP and other FDA, DEA and MHRA regulations. In complying with these requirements, we, along with our suppliers, must continually expend time, money and effort in production, record keeping, and quality assurance and control to ensure that our products meet applicable specifications and other requirements for safety, efficacy and quality. In addition, we, along with our suppliers, are subject to unannounced inspections by the FDA, MHRA and other regulatory authorities.

        Any failure to comply with regulatory and other legal requirements applicable to the manufacture, supply and distribution of our products could lead to remedial action (such as recalls), civil and criminal penalties and delays in manufacture, supply and distribution of our products. For instance, in July 2012, the MHRA issued its inspection report in which the MHRA noted certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices related to our DepoCyt(e) manufacturing facility. We responded to the MHRA regarding these inspectional observations, completed implementation of our proposed remediation plan and were reinspected by the

MHRA in December 2012. In January 2013, we received notice from the MHRA that our remediation efforts were successful and that we could recommence manufacturing DepoCyt(e) for Europe.

If we fail to comply with the extensive regulatory requirements to which we and our products, EXPAREL and DepoCyt(e), are subject, such products could be subject to restrictions or withdrawal from the market and we could be subject to penalties.

        The testing, manufacturing, labeling, safety, effectiveness, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products EXPAREL and DepoCyt(e) are subject to extensive regulation by governmental authorities in the United States and elsewhere throughout the world. Quality control and manufacturing procedures regarding EXPAREL and DepoCyt(e) must conform to cGMP. Regulatory authorities, including the FDA and the MHRA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure or the failure of our contract manufacturers to comply with the laws administered by the FDA, the MHRA or other governmental authorities could result in, among other things, any of the following:

  •
  product recall or seizure;

  •
  suspension or withdrawal of an approved product from the market;

  •
  interruption of production;

  •
  operating restrictions;

  •
  warning letters;

  •
  injunctions;

  •
  fines and other monetary penalties;

  •
  criminal prosecutions; and

  •
  unanticipated expenditures.

If the government or third-party payers fail to provide coverage and adequate coverage and payment rates for EXPAREL, DepoCyt(e) or any future products we may develop, license or acquire, if any, are unavailable, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.

        In both domestic and foreign markets, sales of our existing products and any future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Although hospitals currently receive separate imbursement for EXPAREL used in the hospital outpatient setting, EXPAREL, DepoCyt(e) or any product candidates that we may develop, in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D, beginning in 2011;

  •
  extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

  •
  expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the Federal Poverty Level beginning in 2014, thereby potentially increasing both the volume of sales and manufacturers' Medicaid rebate liability;

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

        In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. As a result of the failure of the Joint Select Committee to propose, and of Congress to enact, deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021, the Budget Control Act provides for automatic cuts to be made to most federal government programs, which, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Pursuant to the American Taxpayer Relief Act of 2012, which was enacted by Congress on January 1, 2013, the imposition of these automatic cuts was delayed until March 1, 2013. In addition, the new law, among other things, reduces Medicare inpatient payment amounts to hospitals and increases the statute of limitations for recovering overpayments from three years to five years. The full impact on our business of this new law, assuming it is implemented, is uncertain. Nor is it clear whether other legislative changes will be adopted or how such changes would affect the demand for our products.

        In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California's electronic pedigree requirement is scheduled to take effect in January 2015. Compliance with California and future federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

        Recently, the President signed into law the Food and Drug Administration Safety and Innovation Act, or FDASIA. The new law and related agreements make several significant changes to the Federal Food, Drug, and Cosmetic Act and FDA's processes for reviewing marketing applications that could have a significant impact on the pharmaceutical industry, including, among other things, the following:

  •
  reauthorizes the Prescription Drug User Fee Act, or PDUFA, increases the amount of associated user fees, and, for certain types of applications, increases the expected time frame for FDA review of the application;

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

  •
  requires FDA to hold a public meeting regarding the potential rescheduling of drug products containing hydrocodone, which was held in October 2012; and

  •
  requires electronic submission of certain marketing applications following the issuance of final FDA regulations.

        The full impact on our business of the new law is uncertain.

Public concern regarding the safety of drug products such as EXPAREL could result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.

        In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. The FDAAA also significantly expands the federal government's clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to provide additional clinical or preclinical data for EXPAREL, the indications for which this product candidate was approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize EXPAREL may be otherwise adversely impacted.

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

        The active ingredients in EXPAREL and DepoCyt(e) are bupivacaine and cytarabine, respectively. Patent protection for the bupivacaine and cytarabine molecules themselves has expired and generic immediate-release products are available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredients as EXPAREL and DepoCyt(e) so long as the competitors do not infringe any process, use or formulation patents that we have developed for these drugs encapsulated in our DepoFoam drug delivery technology.

        For example, we are aware of at least one long acting injectable bupivacaine product in development which utilizes an alternative delivery system to EXPAREL. Such a product is similar to EXPAREL in that it also extends the duration of effect of bupivacaine, but achieves this clinical outcome using a completely different drug delivery system as compared to our DepoFoam drug delivery technology.

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

        Because EXPAREL has been approved by the FDA, one or more third parties may challenge the patents covering this product, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing bupivacaine and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA's Orange Book with respect to our NDA for EXPAREL; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party's generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for EXPAREL, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party's ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party's ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party's ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management's attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection and all patents will eventually expire.

        Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for EXPAREL, DepoCyt(e), DepoFoam and for any product candidates that we may develop, license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.

        The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the United States. Patent positions and policies outside the United States are even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.

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

  •
  patents of others may have an adverse effect on our business; or

  •
  competitors may infringe our patents and we may not have adequate resources to enforce our patents.

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

        In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates. Even if patents issue, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. Furthermore, while we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. We also cannot assure you that the patents issuing as a result of our foreign patent applications will have the same scope of coverage as our United States patents.

        Some of our older patents have already expired. In the case of DepoCyt(e), key patents providing protection in Europe have expired. In the case of EXPAREL our European patent application has been granted and provides protection through November 2018. In the United States, our application is pending, and if granted, would provide protection for EXPAREL in the United States through November 2018, an existing formulation patent for EXPAREL will expire in November 2013. Once our patents covering EXPAREL have expired, we are more reliant on trade secrets to protect against generic competition.

        We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, trade secret laws in other countries may not be as protective as they are in the United States. Thus, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

        If we fail to obtain or maintain patent protection or trade secret protection for EXPAREL, DepoCyt(e), DepoFoam or any product candidate that we may develop, license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.

If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.

        Our ability to develop, manufacture, market and sell EXPAREL, our DepoFoam drug delivery technology or any product candidates that we may develop, license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of pain management and cancer treatment and cover the use of numerous compounds and formulations in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that EXPAREL or DepoCyt(e) may infringe. There could also be existing patents of which we are not aware that EXPAREL or DepoCyt(e) may inadvertently infringe.

        There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

  •
  infringement and other intellectual property claims which, with or without merit, can be expensive and time consuming to litigate and can divert management's attention from our core business;

  •
  substantial damages for past infringement which we may have to pay if a court decides that our product infringes on a competitor's patent;

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

        We are an emerging specialty pharmaceutical company with a limited operating history. We have focused primarily on developing and commercializing EXPAREL. We have incurred losses in each year since our inception in December 2006, including net losses of $52.3 million, $43.3 million and $27.1 million, for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had an accumulated deficit of $232.5 million. These losses, among other things, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We incurred significant pre-commercialization expenses during 2010, 2011 and 2012 as we prepared for the commercial launch of EXPAREL, and we incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL. As a result, we expect to continue to incur significant losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

        On March 23, 2007, we entered into the Amended and Restated Royalty Interests Assignment Agreement with affiliates of Paul Capital, pursuant to which we assigned to Paul Capital the right to receive a portion of our royalty payments from DepoCyt(e) and DepoDur. To secure our obligations to Paul Capital, we granted Paul Capital a security interest in collateral, which includes the royalty payments we are entitled to receive with respect to sales of DepoCyt(e) and DepoDur, as well as to bank accounts to which such payments are deposited. Under our arrangement with Paul Capital, upon the occurrence of certain events, or the put events, including if we experience a change of control, we or PPI-CA undergo certain bankruptcy events, transfer any or substantially all of our rights in DepoCyt(e) or DepoDur, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the Amended and Restated Royalty Interests Assignment Agreement, or sales of DepoCyt(e) or DepoDur are suspended due to an injunction or if we elect to suspend sales of DepoCyt(e) or DepoDur as a result of a lawsuit filed by certain third parties, Paul Capital may (i) require us to repurchase the rights we assigned to it at a cash price equal to (a) 50% of all cumulative payments made by us to Paul Capital under the Amended and Restated Royalty Interests Assignment Agreement during the preceding 24 months, multiplied by (b) the number of days from the date of Paul Capital's exercise of such option until December 31, 2014, divided by 365. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right or any foreclosure by Paul Capital would adversely affect our results of operations and our financial condition.

Our short operating history makes it difficult to evaluate our business and prospects.

        We were incorporated in December 2006 and have been conducting operations with respect to EXPAREL since March 2007. Our operations to date include organizing and staffing our company, conducting product development activities, including clinical trials and manufacturing development activities, for EXPAREL and manufacturing and related activities for DepoCyt(e) and DepoDur. Further, in 2010, 2011 and 2012 we worked to establish our commercial infrastructure for EXPAREL, which we launched in the second quarter of 2012. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.

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

        Developing and commercializing products for use in the hospital setting, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We may need to raise additional capital to:

  •
  continue to fund our operations;

  •
  continue our efforts to hire additional personnel and build a commercial infrastructure to commercialize EXPAREL;

  •
  qualify and outsource the commercial-scale manufacturing of our products under cGMP; and

  •
  in-license and develop additional product candidates.

        We may not have sufficient financial resources to continue our operations or meet all of our objectives, which could require us to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:

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

  •
  the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and

  •
  the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of extended- release liposome injection of bupivacaine.

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

        We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

  •
  our ability to establish and maintain the necessary commercial infrastructure to sell EXPAREL without substantial delays, including engaging additional sales and marketing personnel and contracting with third parties for warehousing, distribution, cash collection and related commercial activities;

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

        To the extent that we raise additional capital by issuing equity securities, our existing stockholders' ownership will be diluted. If we raise additional funds through licensing arrangements, it may be necessary to relinquish potentially valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Any debt financing we enter into may involve covenants that restrict our operations. These restrictive covenants may include limitations on additional borrowing and specific restrictions on the use of our assets as well as prohibitions on our ability to create liens, pay dividends, redeem our stock or make investments.

We incur significant costs as a result of operating as a public company.

        As a public company, we incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the requirements of the Sarbanes-Oxley Act of 2002 and related rules implemented by the Securities and Exchange Commission and The NASDAQ Global Select Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain or maintain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to devote substantial time to compliance initiatives, and if we are unable to receive an unqualified attestation report on our internal controls from our independent registered public accounting firm, our stock price could be adversely affected.

        Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on the effectiveness of our internal control over financial reporting. The internal control report must contain (i) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting and (iii) management's assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective.

        To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we dedicate internal resources, hire additional employees for our finance and audit functions, potentially engage outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) continue steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.

The use of our net operating loss carryforwards and research tax credits will be limited.

        We have significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. Our net operating loss carryforwards and research and development tax credits may expire and not be used. Our net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2015 for state purposes if we have not used them prior to that time, and our federal tax credits will begin expiring in 2028 unless previously used. Our state tax credits carryforward indefinitely. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 because we experienced a cumulative change in ownership of more than 50% within a three-year period. Such an ownership change was triggered by the cumulative ownership changes arising as a result of the completion of our initial public offering and our other financing transactions. Because of the ownership change, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that we can utilize annually in the future to offset taxable income or tax, respectively. Such an annual limitation will significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.

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

Risks Related Our Indebtedness and our Common Stock

Our common stock price may be subject to significant fluctuations and volatility.

        Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 25, 2013, the trading prices of our stock have ranged from $6.16 to $21.17 per share.

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

  •
  changes in the market valuations of similar companies; and

  •
  the other factors described in this "Risk Factors" section.

        In addition, the stock market in general, and the market for small pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. Fluctuations in our stock price could, among other things, adversely impact the trading price of the Notes and our shares issuable upon conversion of the Notes.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

        As of December 31, 2012, our executive officers, directors and 5% stockholders and their affiliates beneficially own approximately 60% of our outstanding voting stock. As a result, these stockholders have significant influence and may be able to determine matters requiring stockholder approval. For example, these stockholders may be able to materially affect elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transactions. This concentration of ownership could delay or prevent any acquisition of our company on terms that other stockholders may desire.

        Future sales in the public market or issuances of our common stock could lower the market price for our common stock and adversely impact the trading price of the notes.

        In the future, we may sell additional shares of our common stock to raise capital. Except under limited circumstances, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including upon exercise of our outstanding options , or otherwise, will dilute the ownership interest of our common stockholders.

        In addition, our existing stockholders may sell a substantial number of shares in the public market. Furthermore, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future sales or issuances of our common stock or the effect, if any, that they may have on the market price for our common stock. The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2012, the average per day trading volume of our common stock was 275,771 shares. The issuance and/or sale of substantial amounts of common stock, or the perception that such issuances and/or sales may occur, could adversely affect the market price of our common stock and the trading price of the Notes and impair our ability to raise capital through the sale of additional equity or debts securities.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

        Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes issued in our private offering completed on January 23, 2013, or the "Notes", as described below, or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

        As of December 31, 2012, our total consolidated indebtedness was $27.5 million, all of which was secured indebtedness, and our subsidiaries had no indebtedness (in each case, excluding trade payables, intercompany liabilities and income tax-related liabilities).

        On January 23, 2013, the Company completed a private offering of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019 and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the Notes. The net proceeds from the offering were approximately $115.3 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by the Company. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013. The Notes will mature on February 1, 2019.

        The Company used $30.1 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million credit facility with Oxford Finance LLC. In connection with such termination, the Company paid the remaining principal amount of $27.5 million as well as accrued interest, certain prepayment fees and an end of term charge in the aggregate amount of $2.6 million.

Despite our current indebtedness levels, we may still incur substantially more indebtedness or take other actions which would intensify the risks discussed above.

        Despite our current consolidated indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to any restrictions contained in our then-existing debt instruments, some of which may be secured indebtedness. We are not restricted under the terms of the indenture governing the Notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that could have the effect of diminishing our ability to make payments on the Notes or any future indebtedness.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash to the extent required or to repurchase the Notes upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes or limitations on our ability to repurchase the Notes.

        Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments for each $1,000 in principal amount of Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. Any credit facility or other agreement that we may enter into may limit our ability to make cash payments at the time of a fundamental change or upon conversion of the Notes. Further, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

        In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes to common stock at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

        In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

        In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our net losses per share would be increased.

Holders of the notes will not be entitled to any rights with respect to our common stock, but will be subject to all changes made with respect to them to the extent our conversion obligation includes shares of our common stock.

        Holders of Notes will not be entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the last trading day of the observation period, but, to the extent our conversion obligation includes shares of our common stock, holders of Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the last trading day of the relevant observation period, then to the extent our conversion obligation includes shares of our common stock, such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock as a result of such amendment.

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

        Provisions in our restated certificate of incorporation and our bylaws, as well as provisions of the Delaware General Corporation Law, or DGCL, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions include:

  •
  authorizing the issuance of "blank check" preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

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

We do not intend to pay dividends on our common stock for the foreseeable future.

        We have never declared or paid cash dividends on our common stock. In addition, we must comply with the covenants in our credit facilities if we want to pay cash dividends. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments and such other factors as our board of directors deems relevant.

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

Item 3.    Legal Proceedings

        From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4.    Mine Safety Disclosures

        Not applicable

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock has been listed under the symbol "PCRX" on The NASDAQ Global Select Market since January 2, 2013. Our common stock was listed on The NASDAQ Global Market from our initial public offering on February 3, 2011 until January 1, 2013. Prior to our initial public offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by NASDAQ:

Year Ended 2012	High	Low
Fourth Quarter	$19.09	$15.07
Third Quarter	19.31	14.00
Second Quarter	16.93	9.60
First Quarter	12.01	7.38

Year Ended 2011	High	Low
Fourth Quarter	$12.10	$6.51
Third Quarter	12.41	7.06
Second Quarter	15.34	6.80
First Quarter (beginning February 3, 2011)	7.60	6.16

        On February 25, 2013, the closing price of our common stock as reported on The NASDAQ Global Select Market was $20.54 per share and we had approximately 32 holders of record of our common stock.

DIVIDEND POLICY

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business. We do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, provisions of applicable law and other factors the board deems relevant.

Issuer Purchases of Equity Securities

        We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

  Not applicable

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

        We are an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. Our commercial stage products include EXPAREL and DepoCyt(e).

  •
  EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia and was approved by the United States Food and Drug Administration, or FDA, in October 2011. It is marketed by our sales force entirely dedicated to commercializing EXPAREL. We commercially launched EXPAREL in April 2012. As a result of our first commercial sale of EXPAREL, we triggered a $10.0 million payment obligation to Skyepharma Holding, Inc., or Skyepharma, in connection with the acquisition of our California operating subsidiary, which we refer to as the Acquisition.

  •
  DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the U.S. and Europe.

        Initially, through our relationship with Quintiles, we outsourced our dedicated EXPAREL field sales force, consisting of approximately 60 representatives. On January 28, 2013, this field force transitioned from Quintiles to Pacira. They are supported by our current marketing team as well as teams of healthcare professionals, including medical affairs, scientific affairs and nursing teams, who support our formulary approval and customer education initiatives.

        In July 2012, we received an inspection letter from the MHRA noting certain critical and major deficiencies in the DepoCyt(e) manufacturing line, which is located in a separate building from the EXPAREL manufacturing site. As a result of the findings, the European Medicines Agency issued an assessment report which recommended that, until corrective actions were taken allowing new supply to enter the market, alternative medicines be used in European Union member countries where there are suitable alternatives. The assessment report also recommended a selective recall of DepoCyt(e)in European Union member countries where DepoCyt(e) was not considered to be an "essential medicinal product." We temporarily ceased manufacturing DepoCyt(e) in order to implement a remediation plan and address the failures noted in the MHRA inspection report. We completed the implementation of our remediation plan and, in December 2012, the MHRA re-inspected our DepoCyt(e) manufacturing facility to review progress in the implementation of our remediation commitments arising from the July 2012 inspection. We received notice in January 2013 from the MHRA that our remediation efforts were successful and that we could resume production of DepoCyt(e) for sale in Europe. We advised the FDA of the MHRA's inspectional findings after we received the July inspection report, and the FDA indicated it had no issue with continued distribution of DepoCyt(e) in the U.S. market pending our remediation efforts. We plan to resume production of DepoCyt(e) for sales in Europe and the United States in the first quarter of 2013.

        The selective recall contributed to a reduction in product sales and royalty revenue of DepoCyt(e) in the second half of 2012. Though we do not expect new DepoCyt(e) product to be available to the European market until the second quarter of 2013, we do not currently expect an out of stock situation in either the United States or Europe as a result of the interruption in manufacturing of DepoCyt(e).

        We also partner with other companies who desire access to our proprietary DepoFoam extended release drug delivery technology to conduct research, feasibility and formulation work with their products.

        On December 5, 2012 we entered into an Exclusive License, Development and Commercialization Agreement and related Supply Agreement with Aratana Therapeutics, Inc, or Aratana. Under the agreements, we granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of our bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing it for cats, dogs and other companion animals. In connection with its entry into the agreement, we received a one-time payment of $1.0 million and are eligible to receive up to an additional aggregate $42.5 million upon the achievement of development and commercial milestones. Once the product has been approved by the Food and Drug Administration for sale in the United States, Aratana will pay us a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will pay us a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.

        On June 29, 2012, we received a notice of termination from Novo Nordisk AS, or Novo, of a Development and License Agreement, dated January 14, 2011. Pursuant to the terms of the agreement, the termination of the agreement is effective 60 days from the date of the notice, or August 28, 2012. Under the agreement, we granted exclusive rights to Novo under certain of our patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using our DepoFoam drug delivery technology. The agreement was terminated due to Novo's decision to discontinue development of the proprietary drug subject to the agreement. As a result, our future collaborative licensing and development revenue may be negatively impacted.

        On January 3, 2012, EKR Therapeutics, Inc., or EKR, delivered a notice to us to terminate the licensing, distribution and marketing agreement relating to DepoDur. Pursuant to the terms of the agreement, the termination of the agreement was effective 180 days from the date of the notice, or July 1, 2012. The associated supply agreement also terminated concurrently with the termination of the licensing, distribution and marketing agreement. Both parties agreed to terminate the agreements effective June 8, 2012. As a result of the termination, we recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in June 2012. The NDA for DepoDur was also withdrawn and we do not expect any future DepoDur sales.

        Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses as we commercialize EXPAREL and advance the development of product candidates, seek FDA approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for their commercial launch. We also expect to incur additional expenses to add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. For us to become and remain profitable, we believe that we must succeed in commercializing EXPAREL or other product candidates with significant market potential.

Recent Developments

Convertible Notes

        On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the Notes. The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchasers of their option to purchase an additional $10.0 million in aggregate principal amount of the Notes, are approximately $115.3 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by us. The Notes accrue interest at 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013 and will mature on February 1, 2019.

        We used $30.1 million of the net proceeds from the offering of the Notes to repay in full our $27.5 million credit facility with Oxford Finance LLC. In connection with such termination, we paid the remaining principal amount of $27.5 million as well as accrued interest, certain prepayment fees and an end of term charge in the aggregate amount of $2.6 million.

Financial Operations Overview

Revenue

        Our net product sales are derived of EXPAREL, which we commercially launched in April 2012 in the United States, and DepoCyt(e), which we sell to commercial partners in the United States and Europe. We ship EXPAREL directly to the end user based on orders placed to wholesalers or directly to us and have no product held by wholesalers. We reported EXPAREL product sales of $14.6 million for the year ended December 31, 2012, which is net of allowances for sales returns, prompt pay discounts, volume rebates and distribution service fees payable to wholesalers. DepoCyt(e) net product sales of $3.5 million for the year ended December 31, 2012 were derived from a contractual price on shipments to our commercial partners.

        We also generate collaborative licensing and development revenue from our collaborations with third parties who seek to use our DepoFoam technology to develop extended release formulations of their products and product candidates.

        Royalties are recognized as the product is sold by our commercial partners and are calculated as a percentage of the net selling price, which is typically net of discounts, returns, and allowances incurred by our commercial partners, net of the agreed upon supply price.

Cost of Revenues

        Our cost of revenues consists of the costs associated with our products sold and research and development services provided to our collaboration partners and include the following:

  •
  manufacturing overhead and fixed costs associated with running two cGMP manufacturing facilities, including allocated rent, utilities, insurance, depreciation and salaries and related costs of personnel involved with our manufacturing activities;

  •
  cost of active pharmaceutical ingredients;

  •
  royalties due to third parties on our revenues;

  •
  packaging, testing, and freight;

  •
  amortization of our intangible assets;

  •
  regulatory and pharmacovigilance costs; and

  •
  cost associated with excess manufacturing capacity and any non-routine shutdown of our facilities, which are charged to cost of revenue as incurred.

        Our cost of revenues increased significantly following FDA approval of EXPAREL in October 2011, when we shifted EXPAREL manufacturing expenses on a prospective basis from research and development to cost of revenues.

Research and Development Expenses

        Our historical research and development expenses primarily consist of expenses incurred in developing, testing, manufacturing and seeking regulatory approval of EXPAREL, including:

  •
  expenses associated with regulatory submissions, clinical trials and manufacturing, including additional expenses to prepare for the commercial manufacture of EXPAREL prior to FDA approval;

  •
  payments to third-party contract research organizations, contract laboratories and independent contractors,

  •
  payments made to consultants who perform research and development on our behalf and assist us in the preparation of regulatory filings;

  •
  personnel related expenses, such as salaries, benefits, travel and other related expenses, including stock-based compensation;

  •
  payments made to third-party investigators who perform research and development on our behalf and clinical sites where such research and development is conducted; and

  •
  allocated rent and utilities, depreciation and amortization, and other related expenses.

        Clinical trial expenses for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development, generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.

        From the acquisition date through December 31, 2012, we incurred research and development expenses of $123.6 million, of which $119.5 million is related to the development of EXPAREL. We expect to incur additional research and development expenses as we accelerate the development of EXPAREL in additional indications. In 2012 we began two pivotal nerve block studies, an intercostal block study in posterolateral thoracotomy patients and a femoral nerve block in total knee arthroplasty (TKA) patients. We expect the studies to be completed in 2013, and we expect to file an sNDA in 2014. Completion of clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are currently unable to determine our future research and development expenses related to EXPAREL because the requirements of any additional clinical trials of EXPAREL for additional indications have yet to be determined. For example, the FDA has required that we complete a post-approval clinical trial for EXPAREL in pediatric patients. The cost of clinical development may vary significantly due to factors such as the scope, rate of progress, expense and outcome of our clinical trials and other development activities.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses consist primarily of salaries, benefits and other related costs, including stock-based compensation, for personnel serving in our sales and marketing, executive, finance, legal, information technology, compliance and human resource functions. Our selling, general and administrative expenses also include facility and related costs, professional fees for legal, patent expenses, consulting, tax and accounting services, insurance, depreciation and general corporate expenses.

        Our selling, general and administrative costs have increased significantly since we have focused significant resources on building our commercial team for the launch and commercial sale of EXPAREL. Following approval of EXPAREL in October 2011, we hired and trained our Quintiles sales force which is comprised of approximately 60 representatives, which we transitioned as our employees on January 28, 2013. We also ran prospective outcome studies designed for commercial purposes, which do not have any regulatory endpoints and are included in selling, general and administrative expenses. We expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for EXPAREL and implement a variety of marketing programs to educate customers about EXPAREL.

Interest Income (Expense)

        Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

        Interest expense primarily consists of cash and non-cash interest costs related to our debt holdings. We capitalize interest based on the construction costs for our expanded EXPAREL Suite C manufacturing line. During 2010 and 2011, we also incurred interest expense associated with our secured and unsecured notes issued to certain of our investors that converted into common stock upon completion of our initial public offering and negotiated rent deferral payments.

Royalty Interest Obligation

        Our royalty interest obligation is due under an Amended and Restated Royalty Interests Assignment Agreement, further discussed in "Liquidity and Capital Resources," which provides Paul Capital a right to receive an interest in end user sales relating to DepoCyt(e) and DepoDur. The obligations under the agreement are composed of (i) the difference in the revaluation of our obligations between each reporting period and (ii) the actual royalty interest payments payable for such reporting period.

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

Critical Accounting Policies and Use of Estimates

        We have based our management's discussion and analysis of our financial condition and results of operations on our financial statements that have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to clinical trial expenses and stock-based compensation. We base our estimates on historical experience and on various other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        While our significant accounting policies are more fully discussed in Note 2 to our audited consolidated financial statements included in this filing, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

Net Product Sales

        We sell EXPAREL to wholesalers based on orders of the product from hospitals and other end user customers such as ambulatory surgery centers and doctors. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. Sales to wholesalers provide for selling prices that are fixed on the date of sale. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. We record revenue at the time the product is delivered to the end user. We also recognize revenue from products manufactured and supplied to commercial partners. Prior to the shipment of the manufactured products, we conduct initial product release and stability testing in accordance with our current Good Manufacturing Practices or cGMP.

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

Royalty Revenue

        We recognize revenue from royalties based on our commercial partners' net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collectability is reasonably assured. Our commercial partners are obligated to report their net product sales and the resulting royalty due to us within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, we accrue royalty revenue each quarter and subsequently true-up our royalty revenue when we receive royalty reports from our commercial partners.

Collaborative Licensing and Development Revenue

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

        We recognize revenues from non-refundable up-front license fees received under collaboration agreements ratably over the performance period as determined under the collaboration agreement (estimated development period in the case of development agreements, and contract period or longest patent life in the case of supply and distribution agreements). If the estimated performance period is subsequently modified, we will modify the period over which the up-front license fee is recognized accordingly on a prospective basis. Upon notification of the termination of a collaboration agreement, any remaining non-refundable license fees received by us, which had been deferred, are recognized over the remaining contractual term. If the termination is immediate and no additional services are to be performed, the deferred revenue is generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in our consolidated statements of operations.

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

Stock-Based Compensation

        We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. We estimate the fair value of our stock-based awards using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs.

        The following table summarizes our assumptions used in the Black-Scholes model:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	None	None	None
Risk free interest rate	0.84 - 1.70%	1.1 - 2.7%	1.6 - 3.4%
Expected volatility	74.0%	76.8%	80.8%
Expected life of options	6.76 years	6.73 years	6.25 years
  •
  Expected Volatility—The expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. Since our initial public offering, we utilize our available historic volatility data combined with the publicly traded peer's historic volatility to determine expected volatility over the expected option term. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development.

  •
  Expected Term—We elected to utilize the "simplified" method for "plain vanilla" options to estimate the expected term of stock option grants. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

  •
  Risk-Free Interest Rate—The risk-free interest rate assumption was based on zero coupon U.S. Department of the Treasury instruments that had terms consistent with the expected term of our stock option grants.

  •
  Expected Dividend Yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.

Results of Operations

Comparison of Years Ended December 31, 2012, 2011 and 2010

Revenues

        The following table provides information regarding our revenues during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2012 versus 2011	2011 versus 2010
	2012	2011	2010	% Increase / (Decrease)
Net product sales:
EXPAREL	$14,591	$—	$—	N/A	N/A
DepoCyt(e)	3,537	6,812	6,843	(48)%	(0)%
DepoDur	63	83	797	(24)%	(90)%

Total net product sales	18,191	6,895	7,640	164%	(10)%
Collaborative licensing and development revenue	18,390	5,074	3,217	262%	58%
Royalty revenue	2,503	3,720	3,705	(33)%	0%

Total revenues	$39,084	$15,689	$14,562	149%	8%

        Total revenues increased $23.4 million, or 149%, in the year ended December 31, 2012 as compared to 2011. Net product sales increased $11.3 million, or 164%, in the year ended December 31, 2012 as compared to 2011. In April 2012, we commercially launched EXPAREL resulting in $14.6 million of net product sales during 2012. We report product sales net of allowances for sales returns, prompt pay discounts, volume rebates and distribution service fees payable to wholesalers. We ship products directly to the end user based on orders placed to wholesalers or directly to us and have no product held by wholesalers. The increase in EXPAREL product sales was partially offset by a $3.3 million decrease in DepoCyt(e) product sales primarily driven by a selective recall of DepoCyt(e) recommended by the European Medicines Agency for European Union member countries where DepoCyt(e) is not considered to be an "essential medicinal product."

        The increase in collaborative licensing and development revenue of $13.3 million, or 262%, in the year ended December 31, 2012 as compared to 2011 was primarily driven by the recognition of deferred revenue in connection with the termination of certain licensing agreements, which included increases of (i) $10.7 million for EKR, (ii) $1.1 million for Novo Nordisk and (iii) $1.5 million for Flynn Pharma. We recognized any unamortized deferred revenue related to any milestones received under these agreements over the remaining contract periods, which ended in 2012. Royalty revenue decreased $1.2 million, or 33%, in the year ended December 31, 2012 as compared to 2011 due to lower end user sales by our commercial partners due to the selective recall of DepoCyt(e) in Europe.

        Total revenues increased $1.1 million, or 8%, in the year ended December 31, 2011 as compared to 2010. This increase was attributable to a $1.9 million increase in collaborative licensing and development revenue primarily due to activities performed under the Novo Agreement, which was signed in January 2011. During 2011, we received an up-front one-time payment of $1.5 million and a milestone payment of $2.0 million from Novo, which were both deferred and recognized on a straight line basis over the expected contract period. This increase was partially offset by a $0.7 million decrease in net product sales due to the lower number of DepoDur lots sold to our commercial partners.

Cost of Revenues

        The following table provides information regarding our cost of revenues during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2012 versus 2011	2011 versus 2010
	2012	2011	2010	% Increase / (Decrease)
Cost of goods sold	$31,744	$15,310	$11,374	107%	35%
Cost of collaborative licensing and development revenue	395	1,429	902	(72)%	58%

Total cost of revenues	$32,139	$16,739	$12,276	92%	36%

        Total cost of revenues increased $15.4 million, or 92% in the year ended December 31, 2012 as compared to 2011. Cost of goods sold increased by $16.4 million primarily due to (i) the cost of goods for EXPAREL sales which we commercially launched in April 2012, (ii) approximately $3.2 million of expense for the voluntary but non-routine shutdown periods of the EXPAREL manufacturing site for repairs and maintenance and deployment of new manufacturing skids for our Suite C manufacturing expansion project, (iii) $1.3 million charge for corrective actions taken on the DepoCyt(e) manufacturing line based on the remediation plan, inventory replacement and reserve costs due to action taken by the European Medicines Agency and (iv) EXPAREL production costs, which were expensed as incurred until March 2012 when the first commercial batch was produced. We have a substantial level of infrastructure cost relating to running two cGMP facilities and any extended or non-routine shutdown results in these costs being charged directly to cost of goods sold.

        Cost of collaborative licensing and development revenue decreased by $1.0 million in the year ended December 31, 2012 as compared to 2011 due to decreased services performed under the Novo agreement for which we received a notice of termination in June 2012.

        Total cost of revenues increased $4.5 million, or 36% in the year ended December 31, 2011 as compared to 2010. The increase was primarily driven by excess capacity relating to running two cGMP facilities that have a substantial level of infrastructure cost, including the EXPAREL production line which went into service during the fourth quarter of 2011 with all operating costs expensed as incurred due to commercial manufacturing challenges. Additionally, the total cost of collaborative licensing and development increased $0.5 million due to activities performed under the Novo agreement.

Research and Development Expenses

        The following table provides information regarding research and development expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2012 versus 2011	2011 versus 2010
	2012	2011	2010	% Increase / (Decrease)
Research and development	$9,937	$14,873	$18,628	(33)%	(20)%

        Research and development expenses decreased by $4.9 million, or 33%, for the year ended December 31, 2012 as compared to 2011, due to the shift of $10.6 million in EXPAREL related manufacturing development expenses to cost of goods sold following the approval of EXPAREL by the FDA in October 2011. This decrease was partially offset by an increase of $3.6 million on clinical development primarily for the initiation of our Phase 2/3 pivotal trial of EXPAREL administered as a single-dose injection femoral nerve block for total knee arthroplasty surgery, in which the first patient was dosed in September 2012, and start-up costs for our Phase 3 pivotal trial of EXPAREL for intercostal nerve block for thoracotomy. We also had an increase of $2.2 million of research and development expenses on a potential new manufacturing process for EXPAREL, which is in pre-clinical stage.

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

        In the years ended December 31, 2012, 2011 and 2010, research and development expenses attributable to EXPAREL were $9.9 million, or 100%, $14.4 million, or 97%, and $18.4 million, or 99% of total research and development expenses, respectively. The research and development expenses not attributable to EXPAREL relate to our product candidate initiatives, including DepoNSAID and DepoMethotrexate.

Selling, General and Administrative Expenses

        The following table provides information regarding selling, general and administrative expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2012 versus 2011	2011 versus 2010
	2012	2011	2010	% Increase / (Decrease)
General and administrative	$15,974	$10,036	$5,975	59%	68%
Sales and marketing	30,332	10,123	392	200%	2,482%

Total selling, general and administrative expenses	$46,306	$20,159	$6,367	130%	217%

        Selling, general and administrative expenses increased by $26.1 million, or 130%, in the year ended December 31, 2012 as compared to 2011 primarily due to the following:

  •
  sales and marketing expenses increased by $20.2 million to $30.3 million in the year ended December 31, 2012, as compared to $10.1 million for the year ended December 31, 2011, due to a $12.4 million increase in our sales force entirely dedicated to commercializing EXPAREL, which was comprised of approximately 60 hospital specialists, seven regional directors and a national sales director, a $4.6 million increase in project spending of which $3.0 million was promotional costs to support the launch of EXPAREL including simulcasts, speaker trainings, educational programs, publications, promotional materials and health outcomes collaboratives; and

  •
  general and administrative expenses increased by $5.9 million to $16.0 million in the year ended December 31, 2012 as compared to $10.0 million for the year ended December 31, 2011 due to increases of $3.1 million in salaries and benefits associated with our increased headcount, $2.0 million in consulting costs primarily to support our information technology structure and recruiting efforts.

        Selling, general and administrative expenses increased by $13.8 million, or 217%, in the year ended December 31, 2011, as compared to 2010, primarily due to the following:

  •
  selling and marketing expenses increased by $9.7 million to $10.1 million in the year ended December 31, 2011, as compared to $0.4 million for the year ended December 31, 2010, due to the hiring of commercial personnel and activities supporting the commercialization of EXPAREL, including costs incurred for our retrospective and prospective health outcome studies and promotional/educational material; and

  •
  general and administrative expenses increased by $4.0 million to $10.0 million in the year ended December 31, 2011, as compared to $6.0 million for the year ended December 31, 2010, primarily due to additional compensation related expenses of $2.5 million, including bonus, stock-based compensation and severance costs, and other expenses associated with being a public company.

Impairment of Long-Lived Assets

        The following table provides information regarding impairment of long-lived assets during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2012 versus 2011	2011 versus 2010
	2012	2011	2010	% Increase / (Decrease)
Impairment of long-lived assets	$—	$3,019	$—	(100)%	N/A

        During the year ended December 31, 2011, an impairment loss of $3.0 million was recognized relating to the following:

  •
  $1.7 million impairment of intangible assets and certain property, plant and equipment relating to DepoDur due to the notification by EKR in December 2011 of its intent to terminate our licensing, distribution and marketing agreement; and

  •
  $1.3 million impairment of property, plant and equipment due to our decision made during the fourth quarter of 2011 to change the automation technology process in our production line to expand EXPAREL capacity resulting in certain software and equipment that are no longer utilizable.

Other Income (Expense)

        The following table provides information regarding other income (expense) during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2012 versus 2011	2011 versus 2010
	2012	2011	2010	% Increase / (Decrease)
Interest income	$275	$255	$146	8%	75%
Interest expense	(1,807)	(4,780)	(3,959)	(62)%	21%
Loss on early extinguishment of debt	(1,062)	—	(184)	N/A	(100)%
Royalty interest obligation	(278)	227	(930)	(222)%	(124)%
Other, net	(111)	71	487	(256)%	(85)%

Total other expense, net	$(2,983)	$(4,227)	$(4,440)	(29)%	(5)%

        Total other expense, net decreased by $1.2 million, or 29%, to $3.0 million in the year ended December 31, 2012 as compared to $4.2 million in 2011, primarily due to a $3.0 million decrease in interest expense. The decrease in interest expense is mostly due to the following:

  •
  $1.2 million increase in capitalized interest mostly related to our Suite C manufacturing expansion project;

  •
  $1.1 million decrease in warrant expense recognized during the first quarter of 2011 in connection with the conversion of these warrants upon our initial public offering; and

  •
  $0.3 million decrease in interest expense associated with our 2009 and 2010 convertible and secured debt facilities which were converted to common shares in connection with our initial public offering in the first quarter of 2011.

        Additionally, the decrease in interest expense was offset by a $1.1 million loss on the extinguishment of our Hercules Credit Facility in May 2012. We recognized a $0.5 million increase in royalty interest obligation expense due to a forecast reduction in end user DepoCyt(e) sales that occurred in 2011 based on plateauing sales trends for DepoCyt(e), the weakening Euro exchange rate and termination of the EKR agreement.

        Total other expense, net decreased by $0.2 million, or 5%, to $4.2 million in the year ended December 31, 2011 as compared to 2010. Interest expense, net increased $0.8 million, or 21%, in the year ended December 31, 2011 as compared to 2010 primarily due to $1.1 million of amortization of the remaining value of the warrants and beneficial conversion feature associated with the convertible notes we issued in 2010 due to the conversion of these notes into shares of our common stock upon the closing of our initial public offering in February 2011. This was partially offset by interest capitalized for the construction of our manufacturing site for EXPAREL.

        Royalty interest obligation decreased $1.2 million, or 124%, in the year ended December 31, 2011 as compared to 2010 due primarily to changes in forecasted sales projections based on plateauing sales trends for DepoCyt(e) and the weakening Euro exchange rate. Additionally, the royalty interest obligation was further reduced due to the expected decrease in DepoDur sales as a result of the termination of the EKR license agreement.

        We recorded a $0.2 million loss on extinguishment of debt during the year ended December 31, 2010 related to the repayment of a $11.3 million credit facility, established with GE Capital Corporation in April 2010. Although the facility was established originally for a period of 3 years, we elected to repay the debt in full in November 2010, from proceeds of a new term loan, established with Hercules Technology Growth Capital, Inc. in November 2010. The amount represented the final payment fees and the balance of deferred financing cost which were written off when the debt was paid off.

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

        In April 2012, we sold 6,900,000 shares of common stock at a price of $9.75 per share in a registered public offering, which includes the underwriter's exercise of the overallotment option. We raised approximately $62.9 million in net proceeds after deducting underwriting discounts and offering expenses.

        We have generated limited revenue, and we are highly dependent on the commercial success of EXPAREL, which we commercially launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2012, we had an accumulated deficit of $232.5 million, cash and cash equivalents, restricted cash and short-term investments of $42.6 million and working capital of $46.8 million.

        The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(70,130)	$(31,000)	$(24,880)
Investing activities	(29,522)	(36,123)	(6,769)
Financing activities	63,610	87,158	50,705

Net (decrease) increase in cash and cash equivalents	$(36,042)	$20,035	$19,056

Operating Activities

        For the years ended December 31, 2012, 2011 and 2010, our net cash used in operating activities was $70.1 million, $31.0 million and $24.9 million, respectively. The $39.1 million increase in net cash used in operations in 2012 as compared to 2011 was primarily driven by (i) higher selling, marketing and administrative expenses driven by the launch of EXPAREL in April 2012 including the hiring of our sales force dedicated to EXPAREL and our Phase 4 and retrospective studies, (ii) increased manufacturing costs and an increase in inventory in connection with our commercial launch of EXPAREL, and (iii) initiation of our Phase 2/3 EXPAREL nerve block trial in total knee arthroplasty and our Phase 3 nerve block trial in thoracotomy.

        The $6.1 million increase in net cash used in operations in 2011 as compared to 2010 was primarily driven by (i) higher operating expenses, including the increase in headcount from 83 employees at December 31, 2010 to 133 at December 31, 2011, as we were preparing to manufacture and commercially launch EXPAREL and (ii) $2.4 million increase in cash paid for interest on the Hercules Note as compared to interest paid in the form of equity on the convertible and secured notes. This increase was partially offset by $3.5 million of total up-front and milestone payments received in 2011 from our development partner Novo pursuant to the agreement signed in January 2011.

Investing Activities

        For the years ended December 31, 2012, 2011 and 2010, our net cash used in investing activities was $29.5 million, $36.1 million and $6.8 million, respectively. The $6.6 million decrease in net cash used in investing activities in 2012 as compared to 2011 was primarily driven by a $29.0 million decrease in the purchases, net of redemptions, of short-term investments from the proceeds of our public offerings, partially offset by a (i) $10 million contingent milestone payment made in April 2012 to Skyepharma in connection with the first commercial sale of EXPAREL, and a (ii) $12.1 million increase in the purchase of fixed assets relating to the construction of our Suite C manufacturing line for EXPAREL, which we re-commenced following approval from the United States Food and Drug Administration in October 2011.

        The net cash used in investing activities in 2011 was primarily for the investment of the proceeds from the initial public offering and follow-on public offering in short-term investments of $30.0 million and the purchase of fixed assets of $6.2 million primarily relating to the continued construction of our manufacturing sites. In 2010, net cash used in investing activities was primarily for the purchases of fixed assets of $6.8 million relating to our manufacturing sites.

Financing Activities

        For the years ended December 31, 2012, 2011 and 2010, our net cash provided by financing activities was $63.6 million, $87.2 million and $50.7 million, respectively. In April 2012, we raised $62.9 million in net proceeds through a follow-on public offering. Additionally, in May 2012, we borrowed a principal amount of $27.5 million from Oxford Finance LLC and used the funds to repay the remaining principal on the Hercules Credit Facility of $24.2 million, early prepayment penalty of $0.3 million and the end of term fee of $0.6 million.

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

Equity Financings

        From inception through December 31, 2012, we raised approximately $149 million of net proceeds from the sale of common stock and we have received net proceeds of approximately $85 million from the sale of our Series A convertible preferred stock.

Series A Convertible Preferred Stock

        In March 2007, we entered into a Series A Preferred Stock Purchase Agreement pursuant to which we issued and sold an aggregate of 6,322,640 shares of Series A convertible preferred stock in four separate closings held in March 2007, February 2008, July 2008 and October 2008, at a purchase price of $13.44 per share. The aggregate consideration for the shares of Series A convertible preferred stock was $85.0 million in cash. Upon the closing of the initial public offering, all outstanding shares of Series A convertible preferred stock and the principal and accrued interest balance on the convertible promissory notes sold in January 2009, the secured notes sold in June 2009, the secured notes sold in March 2010, the convertible promissory notes sold in December 2010, and the secured notes sold to entities affiliated with HBM BioVentures in April 2010 were converted into an aggregate of 10,647,549 shares of common stock.

Common Stock

        In February 2011, we completed an initial public offering of 6,000,000 shares of common stock at $7.00 per share. As a result of our initial public offering, we raised approximately $37.1 million in net proceeds after deducting underwriting discounts and commissions and offering expenses.

        In November 2011, we completed a follow-on registered public offering of common stock. An aggregate of 8,050,000 shares of common stock, including the over-allotment option exercised by our underwriters, were sold at a price of $6.50 per share. We raised approximately $49.0 million in net proceeds after deducting underwriting discounts and offering expenses.

        In April 2012, we sold 6,900,000 shares at a price of $9.75 per share in a registered public offering of common stock. We raised approximately $62.9 million in net proceeds after deducting underwriting discounts and offering expenses.

Debt Facilities

January 2013 Convertible Notes

        On January 23, 2013, we completed our private offering of the Notes. The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchasers of their option to purchase an additional $10.0 million in aggregate principal amount of the Notes, are approximately $115.3 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by us. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013 and will mature on February 1, 2019.

        We used $30.1 million of the net proceeds from the offering of the Notes to repay in full our $27.5 million credit facility with Oxford Finance LLC, or the Lender. In connection with such termination, we paid the remaining principal amount of $27.5 million as well as accrued interest, certain prepayment fees and an end of term charge in the aggregate amount of $2.6 million.

Oxford Loan Agreement

        On May 2, 2012, we entered into a definitive loan and security agreement, or the Loan Agreement, with the Lender, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013. Payments under the Loan Agreement were interest-only in arrears through November 30, 2013, followed by 30 equal monthly payments of principal and interest. In addition, a payment equal to 6.00% of the Loan Facility was due on the final payment date, or such earlier date as specified in the Loan Agreement. The $1.65 million end of term fee was recorded as a debt discount and amortized to interest expense over the term of the loan. The proceeds from the Loan Agreement were used to repay the entire $24.2 million outstanding balance plus accrued interest, $0.6 million end of term fee and $0.3 million early prepayment penalty on our credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P., as lenders, or Hercules Credit Facility. We recorded a loss on extinguishment of debt of $1.1 million comprised of the remaining unamortized debt issuance costs, warrants and end of term fee, as well as the early prepayment penalty on the note issued under the Hercules Credit Facility.

        As of December 31, 2012, we had $27.5 million of indebtedness with Oxford Finance LLC. On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or the Notes. We used $30.1 million of the net proceeds from the offering of the Notes to repay in full our $27.5 million credit facility with Oxford Finance LLC. In connection with such termination, we paid the remaining principal amount of approximately $27.5 million as well as accrued interest, certain prepayment fees and an end of term charge in the aggregate amount of $2.6 million.

Hercules Credit Facility

        On November 24, 2010, we entered into a $26.3 million credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology III, L.P., as lenders. At the closing of the Hercules Credit Facility, we entered into a term loan in the aggregate principal amount of $26.3 million, which was the full amount available under the Hercules Credit Facility. The term loan under the Hercules Credit Facility was comprised of two tranches, Tranche A and Tranche B. The Tranche A portion of the term loan was comprised of $11.3 million in principal and carried a floating per annum interest rate equal to 11.00% plus the amount, if any, by which the prime rate exceeded 4.00%. The Tranche B portion of the term loan was comprised of $15.0 million in principal and carried a floating per annum interest rate equal to 12.65% plus the amount, if any, by which the prime rate exceeded 4.00%. The proceeds of the term loan under the Hercules Credit Facility were used to repay the GECC Credit Facility in full and the remainder was used for other general corporate purposes.

        As further consideration to the lenders to provide the term loan to us under the Hercules Credit Facility, we issued to the lenders a warrant to purchase 178,986 shares of our common stock.

        We used the proceeds from the Oxford Loan to repay the term loan under the Hercules Credit Facility in May 2012.

Royalty Interests Assignment Agreement

        On March 23, 2007, we entered into the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital, pursuant to which we assigned to Paul Capital the right to receive up to approximately 20% of our royalty payments from DepoCyt(e) and DepoDur. The original agreement was entered into prior to the Acquisition by the Predecessor in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. To secure our obligations to Paul Capital, we granted Paul Capital a security interest in collateral which includes the royalty payments we are entitled to receive with respect to sales of DepoCyt(e) and DepoDur, as well as to bank accounts to which such payments are deposited. Under our arrangement with Paul Capital, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in DepoCyt(e) and/or DepoDur, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the Amended and Restated Royalty Interests Assignment Agreement, or sales of DepoCyt(e) and/or DepoDur are suspended due to an injunction or if we elect to suspend sales of DepoCyt(e) and/or DepoDur as a result of a lawsuit filed by certain third parties, Paul Capital may require us to repurchase the rights we assigned to it at a cash price equal to (a) 50% of all cumulative payments made by us to Paul Capital under the Amended and Restated Royalty Interests Assignment Agreement during the preceding 24 months, multiplied by (b) the number of days from the date of Paul Capital's exercise of such option until December 31, 2014, divided by 365. Under the terms of the Amended and Restated Royalty Interests Assignment Agreement, our initial public offering did not constitute a change of control.

Future Capital Requirements

        We believe that our existing cash and cash equivalents and revenue from product sales, including the proceeds from the issuance of $120.0 million of convertible notes in January 2013, will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and service our indebtedness for at least the next 12 months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions. We expect to continue to incur substantial additional operating losses as we commercialize EXPAREL and develop and seek regulatory approval for our other product candidates. We will incur significant sales and marketing and manufacturing expenses due to the commercialization of EXPAREL. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

        Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

  •
  our ability to successfully commercialize EXPAREL;

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

        To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. The covenants under the Amended and Restated Royalty Interests Assignment Agreement may limit our ability to obtain additional debt financing. We have no committed external sources of funds. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all.

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

Recent Accounting Pronouncements

        See Note 2 to the Notes to Consolidated Financial Statements in Item 8 below for discussion of recent accounting pronouncements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        Not applicable.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements required by this item, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-36 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Based on their evaluation as of December 31, 2012, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

  Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2012.

  Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pacira Pharmaceuticals, Inc.:

        We have audited Pacira Pharmaceuticals, Inc.'s and Subsidiaries' ("Pacira") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacira's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Pacira's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Pacira has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Pacira as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012 and our report dated March 6, 2013, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey
March 6, 2013

Item 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Information required by this item will be included in the proxy statement for our 2013 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 11.    Executive Compensation

        Information required by this item will be included in the proxy statement for our 2013 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

        Information required by this item will be included in the proxy statement for our 2013 annual stockholders' meeting and is incorporated by reference into this report, with the exception of the items listed below.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Information required by this item will be included in the proxy statement for our 2013 annual stockholders' meeting and is incorporated by reference into this report.

ITEM 14.    Principal Accounting Fees and Services

        Information required by this item will be included in the proxy statement for our 2013 annual stockholders' meeting and is incorporated by reference into this report.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of Form 10-K.

(1)
Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Stockholders' Equity (Deficit)
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

PACIRA PHARMACEUTICALS, INC.
Date: March 7, 2013	By:	/s/ DAVID STACK David Stack President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID STACK David Stack	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2013
/s/ JAMES SCIBETTA James Scibetta	Chief Financial Officer (Principal Financial Officer)	March 7, 2013
/s/ LAUREN RIKER Lauren Riker	Executive Director, Accounting and Reporting (Principal Accounting Officer)	March 7, 2013
/s/ FRED MIDDLETON Fred Middleton	Chairman	March 7, 2013
/s/ LUKE EVNIN Luke Evnin	Director	March 7, 2013
/s/ LAURA BREGE Laura Brege	Director	March 7, 2013
/s/ JOHN LONGENECKER John Longenecker	Director	March 7, 2013
/s/ GARY PACE Gary Pace	Director	March 7, 2013
/s/ ANDREAS WICKI Andreas Wicki	Director	March 7, 2013
/s/ PAUL HASTINGS Paul Hastings	Director	March 7, 2013

Pacira Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pacira Pharmaceuticals, Inc.

        We have audited the consolidated balance sheets of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Pacira Pharmaceuticals, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and their results of operations and cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacira Pharmaceuticals, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2013, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey
March 6, 2013

Pacira Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$10,126	$46,168
Restricted cash	1,523	1,299
Short-term investments	30,924	29,985
Accounts receivable, net	4,352	2,113
Inventories	12,077	1,245
Prepaid expenses and other current assets	1,920	1,839

Total current assets	60,922	82,649
Fixed assets, net	39,116	25,103
Goodwill	8,297	—
Intangibles, net	3,208	5,259
Other assets	511	479

Total assets	$112,054	$113,490

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,569	$3,440
Accrued expenses	9,792	7,159
Current portion of royalty interest obligation	823	1,219
Current portion of deferred revenue	972	13,054
Current portion of long-term debt	—	7,039

Total current liabilities	14,156	31,911
Long-term debt	25,191	18,537
Royalty interest obligation	857	1,537
Deferred revenue	3,720	8,416
Contingent purchase liability	—	2,042
Other liabilities	2,275	2,778

Total liabilities	46,199	65,221

Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, par value $0.001 and 250,000,000 shares authorized; 32,624,049 shares issued and 32,622,984 shares outstanding at December 31, 2012; 25,340,103 shares issued and 25,339,038 shares outstanding at December 31, 2011	33	25
Additional paid-in capital	298,317	228,470
Accumulated deficit	(232,520)	(180,239)
Accumulated other comprehensive income	27	15
Treasury stock at cost, 1,065 shares	(2)	(2)

Total stockholders' equity	65,855	48,269

Total liabilities and stockholders' equity	$112,054	$113,490

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net product sales	$18,191	$6,895	$7,640
Collaborative licensing and development revenue	18,390	5,074	3,217
Royalty revenue	2,503	3,720	3,705

Total revenues	39,084	15,689	14,562

Operating expenses:
Cost of revenues	32,139	16,739	12,276
Research and development	9,937	14,873	18,628
Selling, general and administrative	46,306	20,159	6,367
Impairment of long-lived assets	—	3,019	—

Total operating expenses	88,382	54,790	37,271

Loss from operations	(49,298)	(39,101)	(22,709)

Other (expense) income:
Interest income	275	255	146
Interest expense	(1,807)	(4,780)	(3,959)
Loss on early extinguishment of debt	(1,062)	—	(184)
Royalty interest obligation	(278)	227	(930)
Other, net	(111)	71	487

Total other expense, net	(2,983)	(4,227)	(4,440)

Net loss	$(52,281)	$(43,328)	$(27,149)

Net loss per share:
Basic and diluted net loss per common share	$(1.72)	$(2.64)	$(47.29)
Weighted average common shares outstanding:
Basic and diluted	30,331,965	16,437,464	574,072

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(52,281)	$(43,328)	$(27,149)

Other comprehensive income:
Net unrealized gain on investments	12	15	—

Total other comprehensive income	12	15	—

Comprehensive loss	$(52,269)	$(43,313)	$(27,149)

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Consolidated Statements of Stockholders' Equity (Deficit)

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Preferred Stock		Common Stock					Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount					Total
Balances at December 31, 2009	6,322	6	574	1	86,806	(109,762)	—	—	$(22,949)
Exercise of stock options	—	—	1	—	2	—	—	—	2
Share-based compensation	—	—	—	—	23	—	—	—	23
Purchase of treasury stock	—	—	—	—	—	—	(2)	—	(2)
Debt discount from beneficial conversion features and issuance of warrants with convertible notes	—	—	—	—	1,692	—	—	—	1,692
Net loss	—	—	—	—	—	(27,149)	—	—	(27,149)

Balances at December 31, 2010	6,322	6	575	1	88,523	(136,911)	(2)	—	(48,383)
Exercise of stock options	—	—	67	—	135	—	—	—	135
Share-based compensation	—	—	—	—	2,493	—	—	—	2,493
Initial public offering, net of issuance costs	—	—	6,000	6	37,103	—	—	—	37,109
Follow-on public offering, net of issuance costs			8,050	8	48,998	—	—	—	49,006
Conversion of preferred stock	(6,322)	(6)	6,322	6	—	—	—	—	—
Conversion of 2009 Convertible Notes and accrued interest	—	—	872	1	11,717	—	—	—	11,718
Conversion of 2009 Secured Notes and accrued interest	—	—	928	1	12,473	—	—	—	12,474
Conversion of 2010 Secured Notes and accrued interest	—	—	1,157	1	15,548	—	—	—	15,549
Conversion of 2010 Convertible Notes and accrued interest	—	—	1,071	1	7,499	—	—	—	7,500
Conversion of HBM Secured Notes and accrued interest and early prepayment penalty	—	—	297	—	3,981	—	—	—	3,981
Unrealized gain on short-term investments	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(43,328)	—	—	(43,328)

Balances at December 31, 2011	—	—	25,339	25	228,470	(180,239)	(2)	15	48,269
Exercise of stock options	—	—	279	1	769	—	—	—	770
Exercise of warrants	—	—	105	—	100	—	—	—	100
Share-based compensation	—	—	—	—	4,776	—	—	—	4,776
Unrealized gain on short-term investments	—	—	—	—	—	—	—	12	12
Follow-on public offering, net of issuance costs	—	—	6,900	7	62,848	—	—	—	62,855
Debt discount on issuance of warrants	—	—		—	1,354	—	—	—	1,354
Net loss	—	—	—	—	—	(52,281)	—	—	(52,281)

Balances at December 31, 2012	—	$—	32,623	$33	$298,317	$(232,520)	$(2)	$27	$65,855

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net loss	$(52,281)	$(43,328)	$(27,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,648	4,314	4,071
Amortization of unfavorable lease obligation and deferred financing costs	(239)	(85)	(149)
Amortization of end of term fee and warrants	831	1,644	146
Loss on disposal of fixed assets	1	273	11
Loss on early extinguishment of debt	1,062	—	184
Impairment of long-lived assets	—	3,019	—
Stock-based compensation	4,776	2,493	23
Changes in operating assets and liabilities:
Restricted cash	(224)	14	(98)
Accounts receivable, net	(2,239)	(922)	264
Inventories	(10,832)	360	124
Prepaid expenses and other assets	(59)	(608)	32
Accounts payable and accrued expenses	1,386	2,549	(1,118)
Royalty interest obligation	(1,076)	(1,815)	(675)
Other liabilities	(106)	27	1,782
Deferred revenue	(16,778)	1,065	(2,328)

Net cash used in operating activities	(70,130)	(31,000)	(24,880)

Investing activities:
Purchase of fixed assets	(18,257)	(6,167)	(6,770)
Proceeds from sales of fixed assets	1	14	1
Purchases of short-term investments	(54,047)	(52,619)	—
Sale of short-term investments	53,120	22,649	—
Payment of contingent consideration	(10,339)	—	—

Net cash used in investing activities	(29,522)	(36,123)	(6,769)

Financing activities:
Proceeds from exercise of stock options and warrants	870	136	2
Proceeds from borrowings on long-term debt	27,500	—	—
Proceeds from initial public offering, net	—	38,016	—
Proceeds from public offering, net	62,855	49,006	—
Purchase of treasury stock	—	—	(2)
Proceeds from convertible notes	—	—	7,500
Proceeds from secured promissory notes and credit facility	—	—	56,250
Repayment of debt	(26,250)	—	(11,250)
Payment of debt issuance and financing costs	(1,365)	—	(1,795)

Net cash provided by financing activities	63,610	87,158	50,705

Net (decrease) increase in cash and cash equivalents	(36,042)	20,035	19,056
Cash and cash equivalents, beginning of year	46,168	26,133	7,077

Cash and cash equivalents, end of year	$10,126	$46,168	$26,133

Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$4,229	$4,739	$2,371
Initial public offering costs paid in 2010	$—	$907	$—
Non cash investing and financing activities:
Value of warrants issued with debt	$1,354	$—	$—
Value of warrants issued with debt and beneficial conversion feature	$—	$—	$1,692
Accrued financing cost	$—	$—	$500
Conversion of notes to common stock	$—	$51,222	$—
Conversion of preferred stock to common stock	$—	$6	$—

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

NOTE 1—BUSINESS

        Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the "Company" or "Pacira") is an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company's lead product EXPAREL, which consists of bupivacaine encapsulated in DepoFoam, was approved by the FDA on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company's other FDA-approved product, DepoCyt(e), which the Company manufactures for commercial partners, and DepoDur, which the Company is no longer marketing.

        Pacira Pharmaceuticals, Inc. is the holding company for its California operating subsidiary of the same name, also referred to as PPI-California, which was acquired from SkyePharma Holding, Inc., or Skyepharma, in March 2007, or the Acquisition.

Risks and Uncertainties

        The Company is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from few customers and products, reliance on single manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology and compliance with government regulations.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC. The accounts of wholly owned subsidiaries are included in the consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to conform to the current presentation. Specifically, the Company reclassified DepoCyt(e) and DepoDur supply sales for the years ended December 31, 2011 and 2010 to net product sales to conform to the current presentation. This reclassification had no impact on net loss or stockholders' equity as previously reported.

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, the valuation of assets acquired, impairment of long-lived assets, goodwill, stock-based compensation and valuation of deferred tax assets. The Company's critical accounting policies are those that are both most important to the Company's consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the preparation of the consolidated financial statements, actual results could differ from these estimates.

Liquidity

        Management believes that the Company's existing cash and cash equivalents, short-term investments, including the proceeds from its private offering of $120.0 million in convertible senior notes completed in January 2013, and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements and service its indebtedness at least through December 31, 2013. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional operating losses as it commercializes EXPAREL and develops and seeks regulatory approval for its product candidates.

Revenue Recognition

Product Sales

        The Company sells EXPAREL primarily to wholesalers based on orders of the product from hospitals and other end user customers such as ambulatory surgery centers and doctors. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable. Sales to wholesalers provide for selling prices that are fixed on the date of sale. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. The Company records revenue at the time the product is delivered to the end user. The Company also recognizes revenue from products manufactured and supplied to commercial partners. Prior to the shipment of the manufactured products such as DepoCyt(e), the Company conducts initial product release and stability testing in accordance with current Good Manufacturing Practices, or cGMP.

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

Return Reserves

        The Company allows customers to return product that is damaged or received in error. In addition, the Company allows for EXPAREL product to be returned beginning six months prior to, and twelve months following product expiration. As EXPAREL is a new commercially available product, the

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company is estimating its sales return reserve based on return history from other hospital-based products with similar distribution models, which management believes is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to sales and an increase in returns liability.

        Commercial partners can return the products within contracted specified timeframes if the products do not meet the applicable inspection tests. Historically, returns from commercial partners have not been material.

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

Wholesaler Service Fee

        The Company's customers include major and regional wholesalers with whom the Company has contracted a fee for service based on a percentage of sales. This fee for service is recorded as a reduction to gross sales and a liability is established at the time the sale is recorded based on the contracted percentage.

Allowance for Doubtful Accounts

        The Company evaluates its accounts receivable to determine if a provision for an allowance for doubtful accounts is appropriate. The Company's sales to date are primarily to established customers. As of December 31, 2012 and 2011, the accounts receivable was considered collectible and no allowance for doubtful accounts was recorded.

Royalty Revenue

        The Company recognizes revenue from royalties based on sales of its products by commercial partners. Royalties are recognized as earned in accordance with contract terms when they can be estimated based on historical product sales, royalty receipts and other relevant information and collectability is reasonably assured.

Collaborative Licensing and Development Revenue

        The Company recognizes revenue from reimbursements received in connection with feasibility studies and development work for third parties who desire to utilize its DepoFoam extended release drug delivery technology for their products when the Company's contractual services are performed, provided collectability is reasonably assured. The Company's principal costs under these agreements include its personnel conducting research and development and allocated overhead, as well as research and development performed by outside contractors or consultants.

        The Company recognizes revenues from non-refundable up-front license fees received ratably over the performance period using the estimated development period in development agreements and the contract period or longest patent life in supply and distribution agreements. If the estimated

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

performance period is subsequently modified, the Company will modify the period over which the up-front license fee is recognized accordingly on a prospective basis. Upon notification of a termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are recognized over the remaining contractual term. If the termination is immediate and no additional services are to be performed, the deferred revenue is generally recognized in full. All such recognized revenues are included in collaborative licensing and development revenue in the Company's consolidated statements of operations.

        The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event, and collectability is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company's performance obligations under the collaboration agreement. All such recognized revenues are included in collaborative licensing and development revenue in the Company's consolidated statements of operations.

Concentration of Major Customers

        The Company's customers are its major and regional wholesalers and commercial and collaborative and licensing partners. The Company is dependent on its commercial partners to market and sell DepoCyt(e). The table below includes the percentage of revenue comprised by the three largest customers in each year presented.

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Largest customer	30%	43%	49%
Second largest customer	14%	23%	21%
Third largest customer	11%	19%	13%

	55%	85%	83%

        Sales to customers outside the U.S. accounted for 23%, 64% and 52% of the Company's revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development Expenses

        Research and development expenses consist of costs associated with products being developed internally, and include related personnel expenses, laboratory supplies, active pharmaceutical ingredients, manufacturing supplies, facilities costs, preclinical and clinical trial costs, and other outside service fees. The Company expenses research and development costs as incurred. A significant portion of the Company's development activities are outsourced to third parties, including contract research organizations. In such cases, the Company may be required to estimate related service fees to be accrued.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        All highly-liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.

Restricted Cash

        As further discussed in Note 9, Debt, the Company has entered into a financing agreement with Royalty Securitization Trust I ("RST") for the sale of a royalty interest in its DepoCyt(e) and DepoDur product revenue and royalties. As part of this financing agreement, the Company and RST maintain a lockbox, where all DepoCyt(e) and DepoDur product revenue and royalties are received. The Company has no minimum payment obligations under this agreement. Commencing on April 1 of every year, the first $2.5 million received in the lockbox is restricted and is used to make quarterly payments due to RST, if any, under the agreement during the subsequent 12 month period. On March 31 of the subsequent year, the balance of cash in the lockbox, if any, is remitted to the Company. The RST agreement terminates on December 31, 2014. The royalty interest agreement pertains only to DepoCyt(e) and DepoDur, and does not include revenue related to EXPAREL or any other product candidates.

Short-Term Investments

        The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company's investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for preservation of capital, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from net loss and are reported as a separate component of other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the consolidated statement of operations and are derived using the specific identification method for determining the cost of the securities sold.

Inventories

        Inventories consist of finished goods held for sale and distribution, raw materials and work in process, and are stated at the lower of cost, which includes amounts related to material, labor and overhead, or market (net realizable) value and is determined using the first-in, first-out ("FIFO") method. The Company periodically reviews its inventory to identify obsolete, slow-moving or otherwise unsalable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Overhead costs associated with excess manufacturing capacity are charged to cost of revenue, as incurred.

Fixed Assets

        Fixed assets are recorded at cost, net of accumulated depreciation and amortization. The Company reviews its property, plant and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Intangible Assets

        Intangible assets are recorded at cost, net of accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives on a straight-line basis. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which indicate that impairment exists. Goodwill represents the excess of purchase price over fair value acquired in a business combination and is not amortized, but subject to impairment at least annually or when a triggering event occurs that could indicate a potential impairment.

Impairment of Long-Lived Assets

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

Foreign Currencies

        The Company receives payment from certain of its commercial partners relating to royalties on DepoCyte in Euros. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations and were not significant in any period. All foreign currency receivables and payables are measured at the applicable exchange rate at the end of the reporting period.

Income Taxes

        The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2012 and 2011, all deferred tax assets were fully offset by a valuation allowance.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company accrues interest and penalties, if any, on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in its consolidated statements of operations.

Per Share Data

        Basic net loss per share is computed by dividing net loss available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period. Because the holders of the Series A convertible preferred stock were not contractually required to share in the Company's losses, in applying the two-class method to compute basic net loss per common share no allocation to preferred stock was made for the years ended December 31, 2011 and 2010. At December 31, 2012, there were no Series A convertible preferred stock outstanding as a result of the initial public offering on February 8, 2011 when all convertible preferred stock was converted into common stock.

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

Stock-Based Compensation

        The Company's stock-based compensation programs include grants of stock options to employees, consultants and non-employee directors. The expense associated with these programs is recognized in the Company's consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms.

        The valuation of stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock options granted, the Company uses the Black-Scholes option pricing model which requires the consideration of the following variables for purposes of estimating fair value:

  •
  Expected term of the option

  •
  Expected volatility

  •
  Expected dividends

  •
  Risk-free interest rate

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Because the Company's common stock was not publicly held prior to February 2011, the expected volatility was based on the historic volatility for publicly traded industry peers for shares granted prior to the initial public offering. Since its initial public offering, the Company utilizes its available historic volatility data combined with the publicly traded peer's historic volatility to determine expected volatility over the expected option term. The Company's limited historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. Accordingly, the Company uses a term based on a simplified method, pursuant to SEC Staff Accounting Bulletin No. 107, Share-based Payment, for "plain vanilla" options. The risk-free interest rate is based on the implied yield on U.S. Department of the Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company's common stock is estimated to be zero as the Company has not paid any dividends since inception. The Company estimates the level of award forfeitures expected to occur, and records compensation cost only for those awards that are ultimately expected to vest.

Segment Reporting

        The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2013, the Financial Accounting Standards Board, or FASB, issued amendments to the accounting guidance for presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income, but do require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where the net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. These amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial statements.

        Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 4—FINANCIAL INSTRUMENTS

Fair Value Measurements

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, FASB established a three-level hierarchy, which requires

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 4—FINANCIAL INSTRUMENTS (Continued)

an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are:

  •
  Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

  •
  Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

  •
  Level 3:  Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

        The fair value of the long-term debt at December 31, 2012 is calculated using a discounted cash flow analysis factoring in current market borrowing rates for similar types of borrowing arrangements under a similar credit profile. The carrying amount and fair value of the Company's long-term debt is for disclosure purposes only (in thousands):

		Fair Value Measurements Using
	Carrying Value
Financial Liabilities Carried at Historical Cost		Level 1	Level 2	Level 3
December 31, 2012
Long term debt—current and long-term	$27,500	$—	$28,497	$—

        Short-term investments consist of U.S. Treasury securities, investment grade commercial paper, asset-backed securities collateralized by credit card receivables and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company's short-term investments are captured in other comprehensive income (loss). At December 31, 2012, all of the Company's short-term investments are classified as available for sale investments and determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. At December 31, 2012, the Company had $30.9 million invested in short-term investments which were rated A or better by Standard & Poor's and had maturities ranging from 210 to 356 days from date of purchase.

        The following summarizes the Company's short-term investments at December 31, 2012 and 2011 (in thousands):

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Commercial Paper	$15,974	$23	$—	$15,997
Corporate Bonds	8,874	1	(1)	8,874
Asset-backed Securities	6,049	4	—	6,053

Total	$30,897	$28	$(1)	$30,924

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 4—FINANCIAL INSTRUMENTS (Continued)

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
US Treasury Securities	$1,000	$—	$—	$1,000
Commercial Paper	11,476	23	—	11,499
Corporate Bonds	17,494	2	(10)	17,486

Total	$29,970	$25	$(10)	$29,985

        Certain assets and liabilities are measured at fair value on a nonrecurring basis including assets and liabilities acquired in a business combination, equity-method investments and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.

Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with high-credit quality financial institutions. At times, such amounts may exceed Federally insured limits. The Company performs ongoing credit evaluations of its customers, as warranted, and generally does not require collateral. As of December 31, 2012, four customers accounted for over 10% of the Company's accounts receivable; 31%, 27%, 16% and 15%. At December 31, 2011, two customers accounted for 56% and 41% of the Company's accounts receivable. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2012 and 2011, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 5—INVENTORIES

        The components of inventories were as follows (in thousands):

	December 31,
	2012	2011
Raw materials	$4,081	$862
Work-in-process	5,979	96
Finished goods	2,017	287

Total	$12,077	$1,245

        For the year ended December 31, 2012, the Company recorded a $0.3 million write down of DepoCyt(e) finished inventory related to the amount of excess product that may not be marketable under the remediation plan committed to the Medicines and Healthcare products Regulatory Agency, or MHRA. See Note 18, Commitments and Contingencies, for further discussion. For the year ended December 31, 2011, the Company recorded a $0.2 million write down of DepoDur inventory.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 6—FIXED ASSETS

        Fixed assets, at cost, summarized by major category, consist of the following (in thousands):

	December 31,
	2012	2011
Machinery and laboratory equipment	$12,414	$12,188
Computer equipment and software	1,579	1,133
Office furniture and equipment	437	352
Leasehold improvements	6,217	6,056
Construction in progress	30,072	13,656

Total	50,719	33,385
Less accumulated depreciation	(11,603)	(8,282)

Fixed assets, net	$39,116	$25,103

        Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $3.6 million, $2.0 million and $1.8 million, respectively. During the years ended December 31, 2012 and 2011, the Company capitalized interest of $2.0 million and $0.8 million, respectively, on the construction of its manufacturing site. Capitalized interest was not material and, therefore, not capitalized for the year ended December 31, 2010, due to non-routine delays in the construction of the manufacturing site.

        During the year ended December 31, 2011, an impairment loss of $1.3 million was recognized due to a decision made during the fourth quarter of 2011 to change the automation technology process in the Company's production line to expand EXPAREL capacity resulting in certain software and equipment previously capitalized as construction in progress that were no longer utilizable. Also during 2011, the Company impaired $0.3 million of DepoDur-related equipment. Refer to Note 7, Goodwill and Intangible Assets, for discussion on the impairment. These impairment losses are reflected in impairment of long-lived assets in the Company's consolidated statements of operations.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

        The Company's goodwill arose from the triggering in April 2012 of a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL as follows:

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

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The first contingency was resolved in April 2012 resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of the $2.0 million contingent consideration liability recognized at the time of the Acquisition resulting in $8.0 million recorded as goodwill. Additionally, as of December 31, 2012, the Company also recorded $0.3 million as goodwill for the percentage payments on net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional cost of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

        Intangible assets, net consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition as follows (in thousands):

	Year Ended
	December 31,
			Estimated Useful Life
	2012	2011
Core Technology
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,853)	(1,530)

Net	1,047	1,370

Developed Technology
Gross amount	11,700	11,700	7 years
Accumulated amortization	(9,610)	(7,939)

Net	2,090	3,761

Trademarks and trade names
Gross amount	400	400	7 years
Accumulated amortization	(329)	(272)

Net	71	128

Intangible assets, net	$3,208	$5,259

        Annual amortization expense for intangibles for the years ended December 31, 2012, 2011 and 2010 was $2.1 million, $2.3 million and $2.3 million, respectively.

        In December 2011, the Company was notified of the intent of its commercial partner, EKR Therapeutics, Inc., or EKR, to exit the DepoDur market. As a result, the Company recorded an impairment loss of $1.4 million representing the entire net intangible value of the DepoDur rights. In making the determination to impair the intangible asset, the Company also considered its inability to re-sublicense the product due to minimal supply revenue for the product both in the U.S. and in Europe as well as DepoDur's complex manufacturing process. Such impairment losses are reflected in impairment of long-lived assets in the Company's consolidated statements of operations.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 7—GOODWILL AND INTANGIBLE ASSETS (Continued)

        The approximate amortization expense for intangibles subject to amortization is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2013	$322	$1,671	$57	$2,050
2014	322	419	14	755
2015	322	—	—	322
2016	81	—	—	81

Total	$1,047	$2,090	$71	$3,208

NOTE 8—ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Compensation and benefits	$1,635	$2,824
Accrued operating expenses	5,924	3,090
Accrued royalties	360	345
Accrued interest and end of term fee	1,873	900

Total	$9,792	$7,159

NOTE 9—DEBT

        The composition of the Company's debt and financing obligations is as follows (in thousands):

	December 31,
	2012	2011
Debt:
Current portion of long-term debt	$—	$7,039
Long-term debt	27,500	19,211
Discount on debt	(2,309)	(674)

Total debt, net of discount	25,191	25,576

Royalty interest obligation:
Current portion of royalty interest obligation	823	1,219
Long-term portion of royalty interest obligation	857	1,537

Total royalty interest obligation	1,680	2,756

Total debt and financing obligations	$26,871	$28,332

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9—DEBT (Continued)

Oxford Loan Facility

        On May 2, 2012, the Company entered into a definitive loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or the Lender, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013. Payments under the Loan Agreement were interest-only in arrears through November 30, 2013, followed by 30 equal monthly payments of principal and interest. In addition, a payment equal to 6% of the Loan Facility was due on the final payment date, or such earlier date as specified in the Loan Agreement. The $1.65 million end of term fee was recorded as a debt discount and amortized to interest expense over the term of the loan. The proceeds from the Loan Agreement were used by the Company to repay the entire $24.2 million outstanding balance plus accrued interest, $0.6 million end of term fee and $0.3 million early prepayment penalty on its credit facility with Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P., as lenders, or Hercules Credit Facility. The Company recorded a loss on extinguishment of debt of $1.1 million comprised of the remaining unamortized debt issuance costs, warrants and end of term fee, as well as the early prepayment penalty on the note issued under the Hercules Credit Facility.

        The Company's obligations under the Loan Agreement were secured by a first priority security interest in substantially all of its assets, other than its intellectual property. The Company agreed not to pledge or otherwise encumber its intellectual property assets, except for permitted liens or to the extent the intellectual property constitutes royalty collateral, as such terms are defined in the Loan Agreement and except as otherwise provided in the Loan Agreement.

        If the Company repaid all or a portion of the Loan Facility prior to maturity, it would pay the Lender a prepayment fee based on a percentage of the then outstanding principal balance equal to: 3.00% if the prepayment occurred prior to or on the first anniversary of the funding date, 2.00% if the prepayment occurs after the first anniversary of the funding date but prior to or on the second anniversary of the funding date, or 1.00% if the prepayment occurs after the second anniversary of the funding date.

        The Loan Agreement includes customary affirmative and restrictive covenants for transactions of this type and customary events of default, including the following events of default: payment defaults, breaches of covenants, judgment defaults, cross defaults to certain other contracts, the occurrence of certain events under the Company's royalty agreements, certain events with respect to governmental approvals if such events could cause a material adverse change, a material impairment in the perfection or priority of the Lender's security interest or in the value of the collateral, a material adverse change in the business, operations or condition of the Company or any of its subsidiaries and a material impairment of the prospect of repayment of the loans. Upon the occurrence of an event of default, a default increase in the interest rate of an additional 5.00% could be applied to the outstanding loan balance and the Lender could declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9—DEBT (Continued)

        In connection with the Loan Agreement, the Company issued to the Lender warrants that are exercisable for an aggregate of 162,885 shares of its common stock at a per share exercise price of $10.97. Each warrant may be exercised on a cashless basis in whole or in part. The value of the warrants was recorded as a debt discount and amortized over the term of the loan to interest expense. The fair value of the warrants was determined using Black-Scholes option model (using a discount rate of 1.96%, volatility of 69.69%, a dividend yield of 0%, and a contractual term of 10 years). The relative fair value of the warrants totaled $1.4 million.

        The Company's principal payments were due under the Loan Agreement as follows: $0.8 million in 2013, $10.3 million in 2014, $11.3 million in 2015 and $5.1 million in 2016. See Note 19, Subsequent Events, for further discussion.

Hercules Credit Facility

        On November 24, 2010, the Company entered into the $26.3 million Hercules Credit Facility. At the closing of the Hercules Credit Facility, the Company entered into a term loan in the aggregate principal amount of $26.3 million, which was the full amount available under the facility. The term loan under the Hercules Credit Facility was comprised of two tranches, Tranche A and Tranche B. The Tranche A portion of the term loan was comprised of $11.3 million in principal and carried a floating per annum interest rate equal to 10.25% plus the amount, if any, by which the prime rate exceeds 4.00%. Upon the release of the investors' guaranty in November 2011, the interest rate on the Tranche A portion of the term loan was increased to a floating per annum interest rate equal to 11.00% plus the amount, if any, by which the prime rate exceeds 4.00%. The Tranche B portion of the term loan was comprised of $15.0 million in principal and carried a floating per annum interest rate equal to 12.65% plus the amount, if any, by which the prime rate exceeds 4.00%. As of December 31, 2011, the blended interest rate was 11.94%.

        As further consideration to the lenders to provide the term loan to the Company under the Hercules Credit Facility, the Company issued a warrant to purchase 178,986 shares of the Company's stock.

        The term loan under the Hercules Credit Facility was terminated in May 2012.

Sale of Royalty Interests

        In 2000, PPI-California and SkyePharma PLC entered into a Royalty Interests Assignment Agreement ("PLC Royalty Agreement") with an affiliate of Paul Capital Advisors, LLC ("Paul Capital") to raise $30.0 million. Under the PLC Royalty Agreement, Paul Capital had the right to receive a royalty interest in four of SkyePharma's product sales including product sales of, and other payments related to DepoCyt(e) and DepoDur. Payments began for product sales realized on or after January 1, 2003 and continue through December 31, 2014.

        In connection with the Acquisition, the PLC Royalty Agreement was amended ("Amended and Restated Royalty Interests Assignment Agreement"). As part of this amendment the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur were transferred to the Company and the payment to Paul Capital in a "Purchase Option Event" of the Company, as described below, was defined. The net present value of royalties expected to be repaid to Paul Capital (the "royalty interest obligation") was valued at $13.0 million.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 9—DEBT (Continued)

        The Company recorded the royalty interest obligation as a liability in the Company's consolidated balance sheets in accordance with ASC 470-10-25, Sales of Future Revenues. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate may vary during the term of the agreement depending on a number of factors including the actual sales of DepoCyt(e) and DepoDur and a significant estimation, performed quarterly, of certain of the Company's future cash flows related to these products during the remaining term of the Royalty Interests Assignment Agreement which terminates on December 31, 2014. Any adjustment to the estimates is reflected in the Company's consolidated statements of operations as interest income (expense). In addition, such cash flows are subject to foreign exchange movements related to sales of DepoCyt(e) and DepoDur denominated in currencies other than U.S. dollars.

        The PLC Royalty Agreement also includes a provision for a "Purchase Option Event." The events include: (1) any change of control, a direct or indirect consequence of which is a material abatement of efforts to develop, market or sell any of the products or reformulated products; or (2) the transfer by the parent of all or substantially all of the parent's consolidated assets; or (3) the transfer by the Company of all or any part of their respective interests in the products or reformulated products, or (4) bankruptcy or other breach or default under the agreement. In the event a Purchase Option Event occurs, Paul Capital shall have the right, but not the obligation, exercisable within 90 days, to require the Company to repurchase from Paul Capital the Royalty Interests Assignment, for a repurchase price equal to 50% of the cumulative amount of all payments made during the preceding 24 months (calculated from the date of the Purchaser's receipt of the notice from the Company of the Purchase Option Event) multiplied by the number of days from the date of Paul Capital's exercise of such option until December 31, 2014, divided by 365.

        The Company has no minimum payment obligations under the PLC Royalty Agreement. However, the repayment of the Paul Capital liability is supported through a jointly controlled lockbox, where all DepoCyt(e) and DepoDur supply revenue and royalties are received as discussed in Note 2, Summary of Significant Accounting Policies.

NOTE 10—STOCKHOLDERS' EQUITY

Common Stock

        On February 8, 2011, the Company completed an initial public offering of common stock for an aggregate of 6,000,000 shares and raised $37.1 million in net proceeds after deducting underwriting discounts and offering expenses. In November 2011, the Company raised an additional $49.0 million in net proceeds after deducting underwriting discounts and offering expenses in a registered public offering of common stock for an aggregate of 8,050,000 shares.

        In April 2012, the Company sold 6,900,000 shares of common stock at a price of $9.75 per share in a registered public offering, which includes the underwriter's exercise of the overallotment option. The Company raised approximately $62.9 million in net proceeds after deducting discounts and offering expenses.

Convertible Preferred Stock

        Upon the closing of the initial public offering in February 2011, all outstanding shares of Series A convertible preferred stock and the principal and accrued interest balance totaling $51.2 million on the

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 10—STOCKHOLDERS' EQUITY (Continued)

convertible promissory notes sold in January 2009, the secured notes sold in June 2009, the secured notes sold in March 2010, the convertible promissory notes sold in December 2010, and the secured notes sold in April 2010 were converted into an aggregate of 10,647,549 shares of common stock, as shown in the table below.

Conversion Shares
Series A Convertible Preferred Stock	6,322,640
2009 Convertible Notes	871,635
2009 Secured Notes	927,881
2010 Secured Notes	1,156,606
HBM Secured Notes	297,359
2010 Convertible Notes	1,071,428

Warrants

        On May 2, 2012, the Company issued warrants to the Lender in connection with the Loan Agreement that are exercisable for an aggregate of 162,885 shares of its common stock at a per share exercise price of $10.97. On October 5, 2012, the Lender exercised the warrants on a cashless basis and received 67,279 shares of common stock. At December 31, 2012 and 2011, the Company had 490,464 and 527,656 warrants outstanding at a weighted average exercise price of $10.79 and $10.22, respectively.

Accumulated Other Comprehensive Income

	Net Unrealized Gains (Losses) From Marketable Securities	Total Accumulated Other Comprehesive Income (Loss)
Balances at December 31, 2010	$—	$—
Period Change	15	15

Balances at December 31, 2011	$15	$15
Period Change	12	12

Balances at December 31, 2012	$27	$27

NOTE 11—STOCK PLANS

        The Company's 2007 stock incentive plan, or 2007 Plan, provides 1,729,498 shares for issuance. The Company's 2011 stock incentive plan, or 2011 Plan, which became effective immediately prior to the completion of the Company's initial public offering in February 2011, was adopted by its board of directors and approved by its stockholders in December 2010. The 2011 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The remaining shares available for issuance under the 2007 Plan at the time of the completion of the Company's initial public offering were reallocated to the 2011 Plan. The 2011 Plan also increased the shares reserved for issuance from 1,729,498 to 2,546,657 shares. The 2011 Plan contained an "evergreen" provision, which allowed for an annual increase of up to 557,880 shares available for issuance under the 2011 Plan on the first day of each calendar year from 2012 through 2015. On

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 11—STOCK PLANS (Continued)

January 1, 2012, the evergreen provision increased the number of shares of common stock authorized for issuance under the 2011 stock plan by 557,880 shares. On June 5, 2012, the 2011 Plan was amended, to, among other things: (i) increase the number of shares of common stock authorized for issuance under the 2011 Plan by 2,100,000, (ii) remove the evergreen provision and (iii) require stockholder approval prior to any repricing of awards granted under the 2011 Plan.

        The following table contains information about the Company's plans at December 31, 2012:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	3,138,519	2,393,214	745,305
2007 Plan	2,066,018	2,066,018	—

	5,204,537	4,459,232	745,305

Stock-Based Compensation

        The Company recognized stock-based compensation in its consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$563	$218	$12
Research and development	1,155	804	10
Selling, general and administrative	3,058	1,471	1

Total	$4,776	$2,493	$23

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 11—STOCK PLANS (Continued)

        The following table summarizes the Company's stock option activity and related information for the period from January 1, 2010 to December 31, 2012 (in thousands except share and per share amounts):

	Number of shares	Weighted average exercise price	Weighted Average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2010	52,430	1.79	8.06	$47
Granted	2,028,158	2.71
Exercised	(1,177)	1.89		$1
Forfeited	(3,337)	1.89
Expired	(2,374)	1.75

Outstanding at December 31, 2010	2,073,700	2.69	9.70	$6
Granted	395,234	10.21
Exercised	(67,456)	2.01		$420
Forfeited	(62,776)	5.05
Expired	(1,685)	2.69

Outstanding at December 31, 2011	2,337,017	3.92	8.80	$11,829
Granted	2,120,250	11.55
Exercised	(279,476)	2.75		$3,005
Forfeited	(174,610)	7.94
Expired	(15)	7.07

Outstanding at December 31, 2012	4,003,166	$7.86	8.66	$38,485

Exercisable at December 31, 2012	1,269,921	$3.76	7.80	$17,415

Vested and expected to vest at December 31, 2012	3,889,392	$7.78	8.64	$37,686

        As of December 31, 2012, $17.7 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over the respective vesting terms of each award. The weighted average contractual term of the unrecognized stock-based compensation is approximately 3 years.

        The weighted average fair value of stock options granted for the years ended December 31, 2012, 2011 and 2010 was $8.52, $7.06 and $5.61 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected dividend yield	None	None	None
Risk free interest rate	0.84 - 1.70%	1.1 - 2.7%	1.6 - 3.4%
Expected volatility	74.0%	76.8%	80.8%
Expected life of options	6.76 years	6.73 years	6.25 years

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 12—EARNINGS PER SHARE

        Basic earnings per share is calculated by dividing the net loss attributable by the weighted average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted earnings per share is calculated by dividing the net loss attributable by the weighted average number of shares outstanding plus common stock equivalents computed using the treasury stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2012, 2011 and 2010 (in thousands except per share amounts):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Numerator:
Net loss	$(52,281)	$(43,328)	$(27,149)
Denominator:
Weighted average shares of common stock outstanding	30,332	16,437	574
Net loss per share
Basic and diluted net loss per share of common stock	$(1.72)	$(2.64)	$(47.29)

        The preferred stock, convertible debt, stock options and warrants are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2012, 2011 and 2010, causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Convertible series A preferred stock	—	—	6,323
Stock options	1,276	1,177	1,058
Convertible debt	—	—	1,425
Warrants	161	110	80

Total	1,437	1,287	8,886

NOTE 13—COST OF REVENUES

        Cost of revenues consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of goods sold	$31,744	$15,310	$11,374
Cost of collaborative licensing and development	395	1,429	902

Total cost of revenues	$32,139	$16,739	$12,276

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 13—COST OF REVENUES (Continued)

        Cost of goods sold consists of the manufacturing and allocated overhead costs related to the Company's products. Cost of collaborative licensing and development consists of the Company's expenses related to feasibility studies and development work for third parties who desire to utilize the Company's DepoFoam extended release drug delivery technology for their products. Cost of goods sold and cost of collaborative licensing and development both include royalties due to Research Development Foundation ("RDF") for the use of DepoFoam technology.

NOTE 14—INCOME TAXES

        A reconciliation of income taxes at the U.S. Federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Benefit at U.S. Federal statutory rate	35.00%	35.00%	35.00%
State taxes—deferred	6.73%	3.98%	7.75%
Increase in valuation allowance	(39.62)%	(38.27)%	(44.77)%
Tax credits	0.00%	0.13%	0.18%
Other	(2.11)%	(0.84)%	1.84%

Provision for income taxes	0.00%	0.00%	0.00%

        Significant components of the Company's deferred tax assets are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Federal and state net operating loss carry-forwards	$89,150	$62,231
Federal and state research credits	3,631	3,395
Depreciation and amortization	3,891	4,867
Accruals and reserves	3,388	2,685
Deferred revenue	1,897	8,745
Other	1,997	1,325

Total gross deferred tax assets	103,954	83,248
Less valuation allowance for deferred tax assets	(103,954)	(83,248)

Net deferred tax assets	$—	$—

        The Company has significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. As of December 31, 2012, federal and state net operating losses totaled $219.2 million and $216.1 million, respectively. The Company also had federal and state research and development tax credit carry-forwards of approximately $2.6 million and $1.6 million, respectively. The net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2015 for state purposes if the Company has not used them prior to that time, and the federal tax credits will begin expiring in 2028 unless previously used. The state tax credits carry forward indefinitely. There is significant doubt regarding the Company's ability to utilize its net deferred tax

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

assets and, therefore, the Company has recorded a full valuation allowance. The valuation allowance for deferred tax assets increased by approximately $20.7 million, $16.6 million and $12.2 million during the years ended December 31, 2012, 2011 and 2010, respectively.

        Additionally, the Company's ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 since the Company had a cumulative change in ownership of more than 50% within the three-year period. Such an ownership change was triggered by the cumulative ownership changes arising as a result of the completion of the initial public offering and other financing transactions. Because of the ownership change, the Company will be limited regarding the amount of net operating loss carryforwards and research tax credits that it can utilize annually in the future to offset taxable income or tax, respectively. The annual limitation may significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, the Company may incur higher state income tax expense in the future.

        The Acquisition was treated as a stock acquisition for tax purposes and, therefore, the acquired intangibles for book purposes are not deductible for income tax purposes. The Company also recorded goodwill relating to contingent payments due under the Acquisition during the year ended December 31, 2012, which is not deductible for income tax purposes.

        In connection with the adoption of stock-based compensation guidance in 2006, the Company elected to follow the with-and-without approach to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, no tax benefit related to stock options was recognized in the current year. At December 31, 2012, the Company has approximately $2.2 million of net operating loss carryforwards that relate to stock-based compensation for which future tax benefits will be credited to equity.

        The Company evaluates its uncertain tax positions in a two-step process. The Company first determines whether it is more-likely-than-not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

        The Company did not have a liability related to unrecognized tax benefits as of December 31, 2012 and 2011 due to operating losses but has reduced its deferred tax assets by $0.4 million at December 31, 2012 and 2011. Further, because the Company has recorded a full valuation allowance on its net deferred assets, the effect of implementing ASC 740 has been a reduction of the allowance

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

by the amount above. A reconciliation of the beginning and ending amount of gross unrecognized tax benefit is as follows:

	Year Ended December 31,
	2012	2011
Balance at beginning of year	$420	$420
Increases related to tax positions taken during the current year	—	—
Increases related to tax positions taken during a prior period	—	—

Balance at end of year	$420	$420

        No interest or penalties were accrued for 2012, 2011 or 2010. The Company is currently open for audit by the United States Internal Revenue Service and state tax jurisdictions for 2006 through 2012. The American Tax Relief Act of 2012, enacted on January 2, 2013, retroactively reinstated the research and development tax credit for 2012. The Company will report credits of approximately $0.2 million for federal income tax purposes in the first quarter of 2013.

NOTE 15—OTHER EMPLOYEE BENEFITS

        The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions to the plan, which are eligible for a discretionary percentage match as defined in the plan and determined by the board of directors. The Company recognized $0.3 million, $0.2 million and $0.0 million of related compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 16—COMMERCIAL PARTNERS AND OTHER AGREEMENTS

Commercial Partners

Aratana Therapeutics, Inc.

        On December 5, 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreement, the Company granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of the Company's bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing the product for cats, dogs and other companion animals. In connection with its entry into the license agreement, the Company received a one-time payment of $1.0 million and is eligible to receive up to an additional aggregate $42.5 million upon the achievement of development and commercial milestones. Once the product has been approved by the Food and Drug Administration for sale in the United States, Aratana will pay the Company a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will pay the Company a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 16—COMMERCIAL PARTNERS AND OTHER AGREEMENTS (Continued)

Mundipharma International Holdings Limited

        In June 2003, the Company entered into an agreement granting Mundipharma International Holdings Limited, or Mundipharma, exclusive marketing and distribution rights to DepoCyte in the European Union and certain other European countries. Under the agreement, as amended, and a separate supply agreement, the Company receives a fixed payment for manufacturing the vials of DepoCyte and a double-digit royalty, net of supply price, on sales in the applicable territories.

Sigma -Tau

        In December 2002, the Company entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc., subsequently acquired by Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, regarding the sale of DepoCyt. Pursuant to the agreement, Sigma-Tau was appointed the exclusive distributor of DepoCyt in the United States and Canada. Under the supply and distribution agreement, the Company supplies unlabeled DepoCyt vials to Sigma-Tau for finished packaging by Sigma-Tau. Under these agreements, the Company receives a fixed payment for manufacturing the vials of DepoCyt and a double-digit royalty on sales, net of supply price, in the United States and Canada.

EKR Therapeutics, Inc.

        On January 3, 2012, EKR Therapeutics, Inc., or EKR, delivered a notice to the Company to terminate the licensing, distribution and marketing agreement relating to DepoDur. Pursuant to the terms of the agreement, the termination of the agreement was effective on July 1, 2012. The associated supply agreement also terminated concurrently with the termination of the licensing, distribution and marketing agreement. Both parties agreed to terminate the agreements effective June 8, 2012. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in June 2012.

Flynn Pharmaceuticals Limited

        On October 29, 2012, the Company terminated the marketing agreement with Flynn Pharma Limited, or Flynn, which had granted exclusive distribution rights to DepoDur in the European Union, certain other European countries, South Africa and the Middle East. The supply agreement terminated concurrently with the marketing agreement. The termination was effective immediately. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement upon termination.

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

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 16—COMMERCIAL PARTNERS AND OTHER AGREEMENTS (Continued)

Novo Nordisk

        On June 29, 2012, the Company received a notice of termination from Novo Nordisk AS, or Novo, of the Development and License Agreement, dated January 14, 2011, which had granted non-exclusive rights to Novo under certain of its patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using the Company's DepoFoam drug delivery technology. The Company received a one-time upfront payment of $1.5 million in January 2011 and a milestone payment of $2.0 million in November 2011, both of which had been deferred and was being recognized on a straight-line basis over the estimated contract period to collobrative licensing and development revenue in the consolidated statements of operations. Pursuant to the terms of the agreement, the termination of the agreement was effective on August 28, 2012. The agreement was terminated due to Novo's decision to discontinue development of the proprietary drug subject to the agreement. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in August 2012.

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

NOTE 17—RELATED PARTY TRANSACTIONS

        MPM Asset Management, or MPM, an investor in the Company, holds a seat on the Company's board of directors. MPM provides clinical management consulting services to the Company through Gary Patou, or Consultant, the Company's Chief Medical Officer. In October 2010, the Company entered into an agreement with MPM to provide services at a monthly rate of approximately $26,000 in 2010 and 2011 in exchange for 80% of Consultant's business time devoted to the Company, $16,000 in 2012 in exchange for 50% of Consultant's business time and $6,000 in 2013 and 2014 in exchange for 20% of Consultant's business time. The original services agreement has been amended twice. The first amendment to this agreement was entered into in December 2011 and declared that Consultant will continue to earn a monthly consulting fee of approximately $26,000 in exchange for 80% of its business time through September 30, 2012. In November 2012, the Company entered into a second amendment to the services agreement with MPM. Pursuant to the terms of the amended services agreement, the monthly services fee will remain at approximately $16,000, through December 31, 2013, in exchange for 50% of Consultant's business time. The Company incurred expenses of $0.4 million, $0.5 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, $0.1 million and $0.2 million, respectively, was payable to MPM.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 17—RELATED PARTY TRANSACTIONS (Continued)

        In December 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana as discussed in Note 16, Commercial Partners and Other Agreements. MPM and its affiliates are holders of capital stock of Aratana.

        In April 2010, the Company signed a statement of work for a feasibility study with Rhythm Pharmaceuticals, Inc., or Rhythm. During the year ended December 31, 2010, the Company earned $0.3 million contract revenue from this statement of work. MPM and its affiliates are holders of capital stock of Rhythm and a managing director of MPM is a member of the board of directors of Rhythm.

        In June 2011, the Company entered into an agreement with Gary Pace, a member of its board of directors, to provide consulting services for manufacturing-related activities at a monthly fee of $5,000, not to exceed $60,000 annually. In connection with these services, Dr. Pace received an option to purchase 10,000 shares of common stock at an exercise price of $11.02 per share. In April 2012, the Company entered into an amended and restated consulting agreement with Gary Pace, whereby Dr. Pace will provide consulting services at the rate of $10,000 per month and received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share pursuant to the amended and restated consulting agreement. The amendment also removed the stipulation that Dr. Pace's total yearly consulting fees could not exceed $60,000. In August 2012, the Company further amended and restated the consulting agreement with Gary Pace, whereby Dr. Pace will provide consulting services at the rate of $15,000 per month and received an option to purchase 70,000 shares of common stock at an exercise price of $16.67 per share pursuant to the amended and restated consulting agreement. Under this amendment, Dr. Pace will be eligible to receive a bonus up to $0.2 million, contingent upon the date of FDA approval of the Company's Suite C manufacturing facility for EXPAREL. The Company recorded expenses under the consulting arrangement for the years ended December 31, 2012 and 2011 of $0.2 million and less than $0.1 million, respectively.

        In November 2011, the Company terminated its services agreement with Stack Pharmaceuticals Inc., or SPI, an entity controlled by David Stack, the Company's chief executive officer. SPI had provided the Company with the use of SPI's office facilities and certain consulting services. In November 2011, the Company also purchased $0.02 million of office furniture and equipment from SPI. The Company incurred expenses under the SPI agreement of $0.2 million and $0.3 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company had no outstanding balance payable to SPI.

NOTE 18—COMMITMENTS AND CONTINGENCIES

Leases

        In August 2011, the Company entered into a new lease contract for its corporate headquarters in Parsippany, New Jersey. The lease, which occupies approximately 13,000 square feet, expires in June 2017. Under the lease, the Company is required to pay certain maintenance expenses in addition to rent.

        In addition, the Company leases research and development and manufacturing facilities in San Diego, California, in two facilities occupying approximately 106,000 square feet, referred to as the Science Center campus. The leases expire in July 2015. Under these leases, the Company is required to pay certain maintenance expenses in addition to the monthly rent. In connection with the Acquisition, the Company determined that its lease rates associated with the Science Center campus were in excess

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 18—COMMITMENTS AND CONTINGENCIES (Continued)

of market rates resulting in a $3.3 million unfavorable lease accrual as of the Acquisition date. The unfavorable lease accrual, which is recorded in other long-term liabilities in the Company's consolidated balance sheets, is amortized over the remaining terms of the leases. The annual amortization of the unfavorable lease accrual for each of the years ended December 31, 2012, 2011 and 2010 was $0.4 million. In December 2012, the Company signed a letter of intent to negotiate an extension of the leases for the Science Center campus through August 31, 2020.

        As of December 31, 2012, annual minimum payments due under the Company's lease obligations are as follows (in thousands):

Year
2013	$5,284
2014	5,463
2015	3,464
2016	405
2017	201

Total	$14,817

        Total rent expense, net of unfavorable lease obligation amortization, under all operating leases for years ended December 31, 2012, 2011 and 2010 was $4.8 million, $4.7 million and $4.5 million, respectively. Deferred rent at December 31, 2012 and 2011 was $1.3 million and $1.4 million, respectively.

Litigation

        The Company periodically becomes subject to legal proceedings and claims arising in connection with its business. The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with any certainty. Any outcome, either individually or in the aggregate, is not expected to be material to the Company's consolidated financial position, results of operations, or cash flows.

Other Contingencies and Commitments

        In July 2012, the Company received an inspection letter from the MHRA noting certain critical and major failures to comply with the Principles and Guidelines of Good Manufacturing Practices in the DepoCyt(e) manufacturing line, which is located in a separate building from the EXPAREL manufacturing site. As a result of the findings, the European Medicines Agency issued an assessment report which recommended that, until corrective actions are taken allowing new supply to enter the market, alternative medicines be used in European Union member countries where there are suitable alternatives. The assessment report also recommended a selective recall of DepoCyt(e) in European Union member countries where DepoCyt(e) is not considered to be an "essential medicinal product." In European Union member countries where the product is classified as an "essential medicinal product," DepoCyte can be used with specific recommendations to monitor patients' safety. No regulatory action has been taken by the FDA in the United States as a result of these inspection findings.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 18—COMMITMENTS AND CONTINGENCIES (Continued)

        During the year ended December 31, 2012, the Company recorded a charge of $1.3 million, in cost of revenues associated with the implementation of a remediation plan and estimated costs to replace the product once new product is available in Europe, which is expected in mid-2013. While the corrective actions and upgrades to the facilities were taking place, the Company stopped manufacturing DepoCyt(e). In December 2012, the MHRA re-inspected the DepoCyt(e) manufacturing facility to review progress in the implementation of the remediation commitments arising from the July 2012 inspection. The Company received notice in January 2013 from the MHRA that the Company's remediation efforts were successful and it plans to resume production of DepoCyt(e) for the European market in the first quarter of 2013. The temporary cessation of the manufacturing of DepoCyt(e) could result in additional costs or delays in production and sale of DepoCyt(e).

        In May 2012, the Company entered into a construction management agreement with DPR Construction, a general partnership, or DPR. Under the terms of the agreement, DPR is responsible for the management of the renovation of the Company's existing manufacturing facility in San Diego, California. The manufacturing facility is being renovated to allow the Company to expand the current manufacturing capacity and meet anticipated future market demand for EXPAREL. Pursuant to the agreement, the contract sum (the cost of the work plus the contractor fee) will not exceed approximately $7.7 million, provided that such amount is subject to change based on agreed-upon changes to the scope of work.

        The FDA, as a condition of the EXPAREL approval, has required the Company to study EXPAREL in pediatric patients. The Company has agreed to a trial timeline where, over several years, it will study pediatric patient populations in descending order starting with 12 - 18 year olds and ending with children under two years of age. The cost to complete the trial may be significant.

        In addition to the initial $19.6 million purchase price for the Acquisition, the Company entered into an earn-out agreement with SkyePharma which was based on the Company reaching certain revenue milestones following the Acquisition. According to this agreement, the Company would pay SkyePharma percentage payments based on the net revenues of EXPAREL and certain other products from the future yet-to-be-developed biologics product line and milestone payments of up to an aggregate of $62.0 million upon the occurrence of the following events: (a) first commercial sale in the United States; (b) first commercial sale in a major EU country (UK, France, Germany, Italy, or Spain); (c) annual net sales reaching $100 million; (d) annual net sales reaching $250 million and (e) annual net sales reaching $500 million. Additionally, the Company agreed to pay to SkyePharma a 3% percentage payment on collections of EXPAREL sales in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain. Refer to Note 7, Goodwill and Intangible Assets, for further discussion.

NOTE 19—SUBSEQUENT EVENTS

        On January 23, 2013, the Company completed a private offering of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019 ("Notes") and entered into an indenture with Wells Fargo Bank, National Association, a national banking association, as trustee, governing the Notes. The net proceeds from the offering are approximately $115.3 million, after deducting the initial purchasers' discounts and commissions and the estimated offering expenses payable by the Company. The Notes accrue interest at 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013. The Notes will mature on February 1, 2019.

Pacira Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Continued)

NOTE 19—SUBSEQUENT EVENTS (Continued)

        The Company used $30.1 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million credit facility with Oxford Finance LLC. In connection with such termination, the Company paid the remaining principal amount of $27.5 million as well as accrued interest, certain prepayment fees and an end of term charge in the aggregate amount of $2.6 million.

EXHIBIT INDEX

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.3	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen Certificate evidencing shares of common stock.(2)
10.1	Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)
10.2	Form of Stock Option Agreement under the Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)
10.3	Investors' Rights Agreement, dated March 23, 2007, among the Registrant and the parties named therein.(2)
10.4	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.(2)
10.5	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.(2)
10.6	Amended and Restated Royalty Interests Assignment Agreement, dated March 23, 2007, as amended, between SkyePharma, Inc. and Royalty Securitization Trust I.(2)
10.7	Amended and Restated Security Agreement (SKPI), dated March 23, 2007, between SkyePharma, Inc. and Royalty Securitization Trust I.(2)
10.8	Supply Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma Medical Company.(2)
10.9	Distribution Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.10	Distribution Agreement, dated July 27, 2005, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.11	Co-development, Collaboration and License Agreement, dated January 2, 2003, among Enzon Pharmaceuticals, Inc., Jagotec, AG, SkyePharma, Inc. and SkyePharma PLC.(2)
10.12	DepoCyt Supply and Distribution Agreement, dated December 31, 2002, between SkyePharma, Inc. and Enzon Pharmaceuticals, Inc.(2)
10.13	Amended and Restated Strategic Licensing, Distribution and Marketing Agreement, dated October 15, 2009, between the Registrant and EKR Therapeutics, Inc.(2)
10.14	Amended and Restated Supply Agreement, dated October 15, 2009, between the Registrant and EKR Therapeutics, Inc.(2)
10.15	Strategic Marketing Agreement, dated September 25, 2007, between the Registrant and Flynn Pharma Limited.(2)
10.16	Supply Agreement, dated December 5, 2007, between the Registrant and Flynn Pharma Limited.(2)
10.17	Lease Agreement, dated August 17, 1993, amended July 2, 2009, between Pacira Pharmaceuticals, Inc. and HCP TPSP, LLC.(2)
10.18	Lease Agreement, dated December 8, 1994, amended July 2, 2009, between Pacira Pharmaceuticals, Inc. and LASDK Limited Partnership.(2)
10.19	Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(2)

Exhibit number	Description
10.20	Amendment to Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(4)
10.21	Services Agreement, dated September 15, 2010, between Pacira Pharmaceuticals, Inc. and Stack Pharmaceuticals, Inc.(2)
10.22	Employment Agreement between the Registrant and David Stack.(2)
10.23	Employment Agreement between the Registrant and James Scibetta.(2)
10.24	Employment Agreement between the Registrant and Mark Walters.(2)
10.25	Employment Agreement between the Registrant and William Lambert.(2)
10.26	Loan and Security Agreement, dated November 24, 2010, among the Registrant, Pacira Pharmaceuticals, Inc. (California), Hercules Technology Growth Capital, Inc. and Hercules Technology II, L.P.(2)
10.27	Guaranty Agreement, dated November 24, 2010, between the Registrant, Hercules Technology Growth Capital, Inc., Hercules Technology II, L.P. and the parties named therein.(2)
10.28	Warrant to purchase preferred stock of the Registrant, dated November 24, 2010.(2)
10.29	Form of Warrant to purchase Series A convertible preferred stock of the Registrant, dated July 2, 2009.(2)
10.30	Form of Warrant to purchase common stock of the Registrant, dated January 22, 2009.(2)
10.31	Form of Warrant to purchase common stock of the Registrant, dated December 29, 2010.(2)
10.32	2011 Stock Incentive Plan.(2)
10.33	Form of Indemnification Agreement between the Registrant and its directors and officers.(2)
10.34	Development and License Agreement, dated January 14, 2011, between the Registrant and Novo Nordisk A/S.(2)
10.35	Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.(3)
10.36	Master Services Agreement effective as of August 30, 2011, between the Registrant and Quintiles Commercial US, Inc.(3)
10.37	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace(5)
10.38	Executive employment Agreement, dated November 1, 2010, between the Registrant and Taunia Markvicka(5)
10.39	Executive employment Agreement, dated November 18, 2011, between the Registrant and John Pratt(5)
10.40	Employment Agreement, dated April 19, 2012, between the Registrant and Lauren Riker(5)
10.41	Amended and Restated 2011 Stock Option Plan(6)
10.42	Construction Managenet Agreement between the Registant and DPR, dated May 17, 2012(7)
10.43	Loan and Security Agreement between the Registrant and Oxford Finance LLC, dated May 2, 1012(7)

Exhibit number		Description
10.44		Warrant to Purchase Stock No 1, 2, 3 and 4, issued by the Registrant to Oxford Finance LLC, dated May 2, 2012(7)
10.45		Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace(8)
10.46		Amendment #2 to Services Agreement, between Registrant and MPM, dated November 29, 2012(9)
10.47†		License, Development and Commercialization Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.*
10.48†		Supply Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.*
21.1		Subsidiaries of Registrant.*
23.1		Consent of CohnReznick LLP.*
31.1		Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)*
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)*
32.1		Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document.
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

(1)
Incorporated by reference to the registrant's Current Report on Form 8-K, filed on February 11, 2011.

(2)
Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-1 (SEC File 333-170245).

(3)
Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on October 31, 2011.

(4)
Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, filed on December 9, 2011.

(5)
Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on May 9, 2012.

(6)
Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, filed on June 7, 2012.

(7)
Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on August 9, 2012.

(8)
Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on November 1, 2012

(9)
Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, filed on December 4, 2012.

*
Filed herewith.

**
Furnished herewith.

†
Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

        Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (vi) Notes to Consolidated Financial Statements.

        In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.