Form 10-Q
period 2013-03-31
Pacira Pharmaceuticals, Inc.
filed 2013-05-08
CIK 1396814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OTHE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OTHE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 29, 2013, 33,047,004 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$26,272	$10,126
Restricted cash	—	1,523
Short-term investments	83,974	30,924
Accounts receivable, net	5,243	4,352
Inventories	10,760	12,077
Prepaid expenses and other current assets	2,740	1,920
Total current assets	128,989	60,922
Fixed assets, net	41,130	39,116
Goodwill	8,582	8,297
Intangibles, net	2,695	3,208
Other assets	3,845	511
Total assets	$185,241	$112,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,001	$2,569
Accrued expenses	9,872	9,792
Current portion of royalty interest obligation	853	823
Current portion of deferred revenue	972	972
Total current liabilities	12,698	14,156
Long-term debt, net of discount	95,857	25,191
Royalty interest obligation	723	857
Deferred revenue	3,477	3,720
Other liabilities	2,694	2,275
Total liabilities	115,449	46,199
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, par value $0.001 and 250,000,000 shares authorized; 32,960,170 issued and 32,959,105 shares outstanding at March 31, 2013; 32,624,049 shares issued and 32,622,984 shares outstanding at December 31, 2012	33	33
Additional paid-in capital	325,375	298,317
Accumulated deficit	(255,658)	(232,520)
Accumulated other comprehensive income	44	27
Treasury stock at cost, 1,065 shares	(2)	(2)
Total stockholders’ equity	69,792	65,855
Total liabilities and stockholders’ equity	$185,241	$112,054

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Net product sales	$10,835	$446
Collaborative licensing and development revenue	243	6,490
Royalty revenue	509	868
Total revenues	11,587	7,804

Operating expenses:
Cost of revenues	11,391	6,495
Research and development	5,905	1,294
Selling, general and administrative	12,936	11,152
Total operating expenses	30,232	18,941
Loss from operations	(18,645)	(11,137)

Other (expense) income:
Interest income	73	63
Interest expense	(1,519)	(514)
Loss on early extinguishment of debt	(3,398)	—
Royalty interest obligation	(86)	(282)
Other, net	(5)	(24)
Total other expense, net	(4,935)	(757)
Loss before income taxes	(23,580)	(11,894)
Income tax benefit	442	—
Net loss	$(23,138)	$(11,894)

Net loss per share:
Basic and diluted net loss per common share	$(0.71)	$(0.47)
Weighted average common shares outstanding:
Basic and diluted	32,709,298	25,367,306

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(23,138)	$(11,894)
Other comprehensive income:
Net unrealized gain on investments	17	2
Total other comprehensive income	17	2
Comprehensive loss	$(23,121)	$(11,892)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balances at December 31, 2012	32,623	$33	$298,317	$(232,520)	$(2)	$27	$65,855
Exercise of stock options	193	—	877	—	—	—	877
Exercise of warrants	143	—	—	—	—	—	—
Stock-based compensation	—	—	2,225	—	—	—	2,225
Unrealized gain on short-term investments	—	—	—	—	—	17	17
Equity component of convertible senior notes, net	—	—	23,956	—	—	—	23,956
Net loss	—	—	—	(23,138)	—	—	(23,138)
Balances at March 31, 2013	32,959	$33	$325,375	$(255,658)	$(2)	$44	$69,792

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities:
Net loss	$(23,138)	$(11,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,431	1,380
Amortization of unfavorable lease obligation and debt issuance costs	94	(56)
Amortization of debt discount	855	103
Loss on early extinguishment of debt	3,398	—
Stock-based compensation	2,225	712
Changes in operating assets and liabilities:
Restricted cash	1,523	1,299
Accounts receivable, net	(891)	1,253
Inventories	1,317	(3,833)
Prepaid expenses and other assets	(868)	366
Accounts payable and accrued expenses	162	(613)
Royalty interest obligation	(104)	(93)
Other liabilities	450	(3)
Deferred revenue	(243)	(6,166)
Net cash used in operating activities	(13,789)	(17,545)
Investing activities:
Purchase of fixed assets	(2,932)	(2,901)
Purchases of short-term investments	(71,785)	—
Sale of short-term investments	18,750	371
Payment of contingent consideration	(284)	—
Net cash used in investing activities	(56,251)	(2,530)
Financing activities:
Proceeds from exercise of stock options and warrants	877	153
Proceeds from convertible senior notes	120,000	—
Repayment of debt	(27,500)	(685)
Payment of debt issuance and financing costs	(7,191)	(348)
Net cash provided by (used in) financing activities	86,186	(880)
Net increase (decrease) in cash and cash equivalents	16,146	(20,955)
Cash and cash equivalents, beginning of period	10,126	46,168
Cash and cash equivalents, end of period	$26,272	$25,213

Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$584	$1,168
Non cash investing and financing activities:
Value of equity premium on convertible senior notes	$24,936	$—

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

Note 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The consolidated financial statements at March 31, 2013, and for the three months ended March 31, 2013 and 2012 are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2012 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flow since inception and future losses are anticipated.

Liquidity

Management believes that the Company’s existing cash and cash equivalents, short-term investments and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements and service its indebtedness through at least the next 12 months. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional operating losses as it commercializes EXPAREL and develops and seeks regulatory approval for its other product candidates.

Concentration of Major Customers

The Company sells EXPAREL to wholesalers based on orders of the product from hospitals and other end user customers such as ambulatory surgery centers and doctors. The Company sells DepoCyt(e) to its commercial partners. The table below includes the percentage of revenue comprised by the three largest customers in each year presented.

	Three Months Ended
	March 31,
	2013	2012
Largest customer	34%	75%
Second largest customer	27%	10%
Third largest customer	16%	6%
	77%	91%

No other individual customer accounted for more than 10% of the Company’s revenues for these periods.

Income Tax Benefit

In February 2013, the Company received $0.4 million from the sale of unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program. As a result, the Company recorded an income tax benefit and released the valuation allowance for the related net deferred tax assets. The Company continues to maintain a full valuation allowance on its remaining net deferred tax assets because there is significant doubt regarding the Company’s ability to utilize such net deferred tax assets.

Note 3—FINANCIAL INSTRUMENTS

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

•    Level 2—Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices from those willing to trade in markets that are not active or other inputs that are observable or can be corroborated by market data for the term of the instrument.

•    Level 3—Certain inputs are unobservable (supported by little or no market activity) and significant to the fair value measurement.

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term maturities of these instruments and debts. The fair value of the Company’s convertible senior notes, further described in Note 7 Debt and Financing Obligations, is calculated utilizing market quotations from an over-the-counter trading market for such notes (Level 2). The carrying amount and fair value of the Company’s long-term debt is as follows (in thousands):

		Fair Value Measurements Using
Financial Liabilities	Carrying Value	Level 1	Level 2	Level 3
March 31, 2013
Long-term debt	$95,857	$—	$164,250	$—

Short-term investments consist of investment grade commercial paper, asset-backed securities collateralized by credit card receivables and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company’s short-term investments are captured in other comprehensive income (loss). All of the Company’s short-term investments are classified as available for sale investments and determined to be Level 2 instruments. The fair value of the commercial paper is measured based on a standard industry model that uses the 3-month Treasury bill rate as an observable input. The fair value of the corporate bonds and asset-backed securities is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input. At March 31, 2013, the Company’s short-term investments were rated A or better by Standard & Poor’s and had maturities ranging from 154 to 363 days from the date of purchase.

The following summarizes the Company’s short-term investments at March 31, 2013, and December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
March 31, 2013	Cost	Gains	Losses	(Level 2)
Debt securities:
Commercial paper	$48,167	$64	$—	$48,231
Corporate bonds	31,744	1	(22)	31,723
Asset-backed securities	4,019	1	—	4,020
Total	$83,930	$66	$(22)	$83,974

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
December 31, 2012	Cost	Gains	Losses	(Level 2)
Debt securities:
Commercial paper	$15,974	$23	$—	$15,997
Corporate bonds	8,874	1	(1)	8,874
Asset-backed securities	6,049	4	—	6,053
Total	$30,897	$28	$(1)	$30,924

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits.

As of March 31, 2013, three customers accounted for 35%, 24%, and 17% of the Company’s accounts receivable. As of December 31, 2012, four customers accounted for 31%, 27%, 16% and 15% of the Company’s accounts receivable. No other individual customer accounted for more than 10% of the Company’s accounts receivable for these periods.

Note 4—INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Raw materials	$2,737	$4,081
Work-in-process	4,237	5,979
Finished goods	3,786	2,017
Total	$10,760	$12,077

Note 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2013	2012
Machinery and laboratory equipment	$11,858	$12,414
Computer equipment and software	1,508	1,579
Office furniture and equipment	392	437
Leasehold improvements	6,203	6,217
Construction in progress	32,653	30,072
Total	52,614	50,719
Less accumulated depreciation	(11,484)	(11,603)
Fixed assets, net	$41,130	$39,116

For each of the three months ended March 31, 2013 and 2012, depreciation expense was $0.9 million. For each of the three months ended March 31, 2013 and 2012, the Company capitalized interest of $0.4 million on the construction of its manufacturing sites.

Note 6—GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill arose from the triggering in April 2012 of a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL as follows:

(i)	$10.0 million upon first commercial sale in the United States;
(ii)	$4.0 million upon first commercial sale in a major EU country (United Kingdom, France, Germany, Italy and Spain);
(iii)	$8.0 million when annual net sales collected reach $100.0 million;
(iv)	$8.0 million when annual net sales collected reach $250.0 million; and
(v)	$32.0 million when annual net sales collected reach $500.0 million.

The first contingency was resolved in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of the $2.0 million contingent consideration liability recognized at the time of the Acquisition resulting in $8.0 million recorded as goodwill. Cumulatively through March 31, 2013, the Company recorded an additional $0.6 million as goodwill for the percentage payments on net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional cost of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

Intangible assets are summarized as follows (in thousands):

	March 31,	December 31,
	2013	2012	Estimated Useful Life
Core Technology:
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(1,933)	(1,853)
Net	967	1,047
Developed Technology:
Gross amount	11,700	11,700	7 years
Accumulated amortization	(10,029)	(9,610)
Net	1,671	2,090
Trademarks and trade names:
Gross amount	400	400	7 years
Accumulated amortization	(343)	(329)
Net	57	71
Intangible assets, net	$2,695	$3,208

Amortization expense for intangibles was $0.5 million for each of the three months ended March 31, 2013 and 2012. The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2013 (remaining nine months)	$242	$1,252	$43	$1,537
2014	322	419	14	755
2015	322	—	—	322
2016	81	—	—	81
Total	$967	$1,671	$57	$2,695

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	March 31,	December 31,
	2013	2012
Debt:
Long-term debt	$120,000	$27,500
Discount on debt	(24,143)	(2,309)
Total debt, net of debt discount	95,857	25,191

Financing obligations:
Current portion of royalty interest obligation	853	823
Long-term portion of royalty interest obligation	723	857
Total royalty interest obligation	1,576	1,680

Total debt and financing obligations	$97,433	$26,871

On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, and entered into an indenture, or Indenture, with Wells Fargo Bank, National Association, a national banking association, as trustee governing the Notes.  The aggregate principal amount of Notes sold reflects the exercise in full by the initial purchasers of their option to purchase up to an additional $10.0 million in aggregate principal amount of the Notes. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013.  The Notes mature on February 1, 2019.

The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchasers of their option to purchase an additional $10.0 million in aggregate principal amount of the Notes, were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Oxford Credit Facility with Oxford Finance LLC. In connection with such termination, the Company prepaid the remaining principal amount of $27.5 million, $1.7 million end of term fee, $0.8 million early prepayment penalty and $0.2 million of accrued interest. The Company recorded a loss on extinguishment of debt of $3.4 million comprised of the early prepayment penalty and the remaining unamortized debt issuance costs and the end of term fee.

Holders may convert their Notes prior to the close of business on the business day immediately preceding August 1, 2018, only under the following circumstances:

(i)    during any calendar quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;

(ii)   during the five business-day period after any five consecutive trading-day period (the ‘‘measurement period’’) in which the trading price (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(iii)  upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

(iv)  if the Company calls the Notes for redemption, until the close of business on the business day immediately preceding the redemption date.

On or after August 1, 2018 until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the Notes represented a premium of approximately 32.50% to the closing sale price of $18.73 per share of the Company’s common stock on The NASDAQ Global Select Market on January 16, 2013, the date that the Company priced the private offering of the Notes.

Prior to February 1, 2017, the Company may not redeem the Notes. On or after February 1, 2017, the Company may redeem for cash all or part of the Notes if the last reported sale price (as defined in the Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, plus (iii) a “make-whole premium” payment in cash equal to the sum of the present values of the remaining scheduled payments of interest that would have been made on the Notes to be redeemed had such Notes remained outstanding from the redemption date to the maturity date (excluding interest accrued to, but excluding, the redemption date that is otherwise paid pursuant to the preceding clause (ii)). The present values of the remaining interest payments will be computed using a discount rate equal to 2.0%.  The Company must make the make-whole premium payments on all Notes called for redemption prior to the maturity date, including Notes converted after the date the Company provides the notice of redemption. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.

If the Company undergoes a fundamental change, as defined in the Indenture, subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Notes are senior unsecured obligations of the Company and will rank senior in right of payment to the Company’s future indebtedness, if any, that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated. The Notes are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness and are structurally junior to all existing and future indebtedness and other liabilities (including trade payables) incurred by the Company’s subsidiaries.

The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness or the issuance or repurchase of securities by the Company. The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. The carrying value of the liability component of $95.1 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of $4.7 million related to the issuance of the Notes to the liability and equity components of the Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the six-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	March 31,	March 31,
	2013	2012
Contractual interest expense	$748	$—
Amortization of debt issuance costs	119	—
Amortization of debt discount	793	—
	$1,660	$—

The effective interest rate on the Notes was 7.2% for the three months ended March 31, 2013.

Note 8—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenues	$235	$89
Research and development	956	177
Selling, general and administrative	1,034	446
Total	$2,225	$712

Stock Incentive Plans

The following table contains information about the Company’s stock plans at March 31, 2013:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Stock Incentive Plan	3,158,778	2,777,920	380,858
2007 Stock Incentive Plan	2,045,759	2,045,759	—
	5,204,537	4,823,679	380,858

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2012 to March 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	4,003,166	$7.86
Granted	466,200	23.47
Exercised	(192,883)	4.55
Forfeited	(101,006)	9.66
Expired	(747)	2.80
Outstanding at March 31, 2013	4,174,730	9.72

Note 9—LOSS PER SHARE

Basic net loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Numerator for basic and diluted loss per share
Net loss	$(23,138)	$(11,894)
Denominator
Weighted average shares of common stock outstanding	32,709	25,367
Effect of dilutive securities	—	—
Weighted average shares of common stock -diluted	32,709	25,367
Net loss per share
Basic net loss per share of common stock	$(0.71)	$(0.47)
Diluted net loss per share of common stock	$(0.71)	$(0.47)

In January 2013, the Company issued $120.0 million aggregate principal amount of 3.25% convertible senior notes due February 1, 2019. The Company must settle the principal in cash upon conversion and it may settle any conversion premium in either cash or stock at the Company’s discretion. For purposes of calculating the diluted impact, it is presumed that the conversion premium will be settled in common stock and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three months ended March 31, 2013 and 2012 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Stock options	1,829	1,163
Warrants	133	116
Conversion premium on convertible senior notes	—	—
Total	1,962	1,279

Note 10—RELATED PARTY TRANSACTIONS

Since June 2011, Gary Pace, a member of the Company’s board of directors, has provided consulting services for manufacturing-related activities. Under the agreement, Dr. Pace is eligible to receive a bonus up to $0.2 million, contingent upon the FDA approval of the Company’s Suite C manufacturing facility for EXPAREL. The expenses incurred under the consulting arrangement in each of the three months ended March 31, 2013 and 2012 were less than $0.1 million. At March 31, 2013 and December 31, 2012, the amount payable to Dr. Pace was less than $0.1 million.

The Company’s Chief Medical Officer, Gary Patou, is also a partner of MPM Asset Management, or MPM, a stockholder in the Company. The Company contracted with MPM for Dr. Patou’s services. The Company incurred expenses relating to Dr. Patou’s services of approximately $0.1 million in each of the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, the amount payable to MPM was approximately $0.1 million.

Note 11—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development and manufacturing facilities in San Diego, California, in two buildings referred to as the Science Center campus. On March 13, 2013, the Company entered into amendments with HCP TPSP, LLC and LASDK Limited Partnership, or Landlord, to extend the lease term on the Science Center campus. Pursuant to the amended lease agreements, the leases of both buildings were extended through August 31, 2020 with an option to extend the lease term for an additional five years.

The amendments provide that the Landlord will pay a one-time tenant improvement allowance in the amount of $1.6 million for costs relating to the initial design and construction of the Company’s improvements that are permanently affixed to the premises. It also provides that the Company can increase the tenant improvement allowance by an amount not to exceed $1.4 million for base building work. Monthly basic rent is not adjusted on account of any portion of the base building allowance paid to the Company. The amendments further provide that, if exercised prior to October 1, 2013, the Company can increase the tenant improvement allowance by an amount not to exceed $3.2 million. In the event the Company exercises its right to use all or any of this additional allowance, the monthly basic rent for the premises shall be increased retroactively to January 1, 2013, in order to repay the additional allowance to the Landlord. If the Company fails to utilize the tenant improvement allowance by June 30, 2015, any unused amounts will revert back to the Landlord, and the Company will have no further rights with respect thereto.

The Company also has a lease for its corporate headquarters in Parsippany, New Jersey, which expires in June 2017. As of March 31, 2013, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year
2013 (remaining nine months)	$3,325
2014	4,589
2015	4,782
2016	4,927
2017	4,858
Thereafter	13,131
Total	$35,612

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended , which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, regarding our plans and expectations regarding EXPAREL; the success of our commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the indications of EXPAREL to include nerve block; our manufacturing, commercialization and marketing capabilities, regulatory developments in the United States and foreign countries; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses and capital requirements; and the loss or hiring of key scientific or management personnel. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “could,” “predict,” “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced herein in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other reports filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” “we,” the “company,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Pacira Pharmaceuticals, Inc. and its subsidiaries. In addition, references in this Quarterly Report on Form 10-Q to DepoCyt(e) mean DepoCyt when discussed in the context of the United States and Canada and DepoCyte when discussed in the context of Europe.

Overview

We are an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL, a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia. We have developed a sales force entirely dedicated to commercializing EXPAREL, which we commercially launched in April 2012.

We sell our other approved product, DepoCyt(e), to commercial partners. DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We also partner with other companies who desire access to our proprietary DepoFoam extended release drug delivery technology to conduct research, feasibility and formulation work with their products.

On January 23, 2013, we completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes.  The aggregate principal amount of Notes sold reflects the exercise in full by the initial purchasers of their option to purchase up to an additional $10.0 million in aggregate principal amount of the Notes. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013.  The Notes mature on February 1, 2019. The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchasers of their option to purchase an additional $10.0 million in aggregate principal amount of the Notes, were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses. The net proceeds from the Notes were used to repay the entire balance of a credit facility with Oxford Finance LLC. In connection with such termination, we prepaid the remaining principal amount of $27.5 million, $1.7 million end of term fee, $0.8 million early prepayment penalty and $0.2 million of accrued interest.

We expect to continue to incur significant expenses as we commercialize EXPAREL, advance the development of other product candidates and pursue the use of EXPAREL in additional indications such as nerve block, seek FDA approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for their commercial launch. We also expect to incur additional expenses to add operational, financial and management information systems and personnel, including personnel to support our product development efforts and our obligations as a public reporting company. In order to become and remain profitable, we believe that we must succeed in commercializing EXPAREL or other product candidates with significant market potential.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

The following table provides information regarding our revenues during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2013	2012	Decrease
Net product sales:
EXPAREL	$10,441	$—	N/A
DepoCyt(e)	394	425	(7)%
DepoDur	—	21	(100)%
Total net product sales	10,835	446	2,329%
Collaborative licensing and development revenue	243	6,490	(96)%
Royalty revenue	509	868	(41)%
Total revenues	$11,587	$7,804	48%

Total revenues increased by $3.8 million, or 48%, to $11.6 million in the three months ended March 31, 2013, as compared to $7.8 million in the three months ended March 31, 2012.  The increase was driven by EXPAREL net product sales which for the three months ended March 31, 2013 were $10.4 million. We launched EXPAREL in April 2012 and ship products directly to the end user based on orders placed to wholesalers or directly to us and have no product held by wholesalers. We report product sales net of allowances for sales returns, prompt pay discounts, volume rebates and distribution service fees payable to wholesalers.

The increase in EXPAREL sales was partially offset by a reduction in collaborative licensing and development revenue of $6.2 million which was primarily driven by the recognition of deferred milestone revenue during the first and second quarters of 2012, in connection with the termination of the licensing agreement with EKR Therapeutics, Inc.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated (in thousands):

	Three Months Ended March 31,		% Increase/
	2013	2012	Decrease
Cost of goods sold	$11,391	$6,254	82%
Cost of collaborative licensing and development revenue	—	241	(100)%
Total cost of revenues	$11,391	$6,495	75%

Total cost of revenues increased by $4.9 million, or 75%, to $11.4 million in the three months ended March 31, 2013, as compared to $6.5 million for the three months ended March 31, 2012. Cost of goods sold increased by $5.1 million primarily due to cost of product sold for EXPAREL for a full quarter in 2013 since the product was launched in April 2012. There was no cost of collaborative licensing and development revenue for the three months ended March 31, 2013 due to the termination of services performed under the Novo Nordisk licensing agreement, which ended in June 2012.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2013	2012	Decrease
Research and development expense	$5,905	$1,294	356%

Research and development expenses increased by $4.6 million, or 356%, to $5.9 million in the three months ended March 31, 2013, as compared to $1.3 million in the three months ended March 31, 2012. This increase is primarily attributable to a $3.2 million increase in clinical development relating to our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty surgery and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy. We also had a $0.8 million increase in research and development expenses related to a potential new manufacturing process for EXPAREL, and we incurred $0.6 million for a toxicity study in animals initiated in January 2013.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2013	2012	Decrease
General and administrative	$4,675	$3,644	28%
Sales and marketing	8,261	7,508	10%
Total selling, general and administrative expense	$12,936	$11,152	16%

Selling, general and administrative expenses increased by $1.7 million, or 16%, to $12.9 million in the three months ended March 31, 2013, as compared to $11.2 million in the three months ended March 31, 2012 due to the following:

•      general and administrative expenses increased by $1.0 million primarily due to increases in salaries and benefits associated with our increased headcount of fifteen; and

•      sales and marketing expenses increased by $0.8 million primarily due to increased project-related costs for EXPAREL, including initiatives to create product awareness.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated (in thousands):

	Three Months Ended March 31,		% Increase/
	2013	2012	Decrease
Interest income	$73	$63	16%
Interest expense	(1,519)	(514)	196%
Loss on early extinguishment of debt	(3,398)	—	N/A
Royalty interest obligation	(86)	(282)	(70)%
Other, net	(5)	(24)	(79)%
Total other expense, net	$(4,935)	$(757)	552%

Total other expense, net increased by $4.1 million, or 552%, to $4.9 million in the three months ended March 31, 2013, as compared to $0.8 million in the three months ended March 31, 2012, primarily due to a $3.4 million loss on extinguishment of debt from the termination of our Oxford Credit Facility and a $1.0 million increase in interest expense primarily due to amortization of the debt discount related to the equity component of the Notes and amortization of debt issuance costs for the Notes.

Income Tax Benefit

The following table provides information regarding our income tax benefit during the periods indicated (in thousands):

	Three Months Ended		%
	March 31,		Increase/
	2013	2012	Decrease
Income tax benefit	$442	$—	N/A

In February 2013, we received $0.4 million from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock and common stock, secured and unsecured notes and borrowings under debt facilities, product sales, collaborative licensing and development revenue and royalty revenue. In January 2013, we received net proceeds from the sale of the Notes of $115.3 million.

We have generated limited revenue, and we are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2013, we had an accumulated deficit of $255.7 million, cash and cash equivalents, restricted cash and short-term investments of $110.2 million and working capital of $116.3 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$(13,789)	$(17,545)
Investing activities	(56,251)	(2,530)
Financing activities	86,186	(880)
Net increase (decrease) in cash and cash equivalents	$16,146	$(20,955)

Operating Activities

During the three months ended March 31, 2013 and 2012, our net cash used in operating activities was $13.8 million and $17.5 million, respectively. The decrease in net cash used in operating activities was driven primarily by collections of $9.6 million from the sale of EXPAREL. This was partially offset by costs incurred for the ongoing pivotal trials of EXPAREL administered as a femoral nerve block for total knee arthroplasty surgery and as an intercostal nerve block for thoracotomy.  We have a substantial level of infrastructure relating to running two cGMP facilities, and with the launch of EXPAREL we have been able to utilize a portion of our excess capacity.

Investing Activities

During the three months ended March 31, 2013 and 2012, our net cash used in investing activities was $56.3 million and $2.5 million, respectively.  The increase in cash used in investing activities was primarily due to the investment of the net proceeds from our Notes in short-term investments, partially offset by the sale of short-term investments during the period.

Financing Activities

During the three months ended March 31, 2013, our net cash provided by financing activities was $86.2 million. On January 23, 2013, we completed our private offering of the Notes which had an aggregate principal of $120.0 million. We used $30.1 million of the proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on our credit facility and incurred $7.2 million of debt issuance and financing costs. During the three months ended March 31, 2012, our net cash used in financing activities of $0.9 million was primarily for the principal repayment of debt and costs for the refinancing of our debt.

Debt Facilities

On January 23, 2013, we completed our private offering of the Notes. The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchasers of their option to purchase an additional $10.0 million in aggregate principal amount of the Notes, were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013 and will mature on February 1, 2019. As of March 31, 2013, we had $120.0 million in outstanding principal under the Notes.

We used $30.1 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on our credit facility with Oxford Finance LLC. In connection with such termination, we paid the remaining principal amount of $27.5 million as well as accrued interest, certain prepayment fees and an end of term charge in the aggregate amount of $2.6 million.

On or after August 1, 2018 until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their notes at any time, regardless of the foregoing circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of the our common stock, or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of the Company’s common stock. See Note 7, Debt and Financing Obligations, to our consolidated financial statements included herein for additional details.

The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness or the issuance or repurchase of securities. The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the Notes will automatically become due and payable.

Future Capital Requirements

We believe that our existing cash and cash equivalents, restricted cash, short-term investments and revenue from product sales will be sufficient to enable us to fund our operating expenses and capital expenditure requirements and to service our indebtedness for at least the next 12 months through March 31, 2014. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. Our expectations regarding future cash requirements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we make in the future. We have no current understandings, agreements or commitments for any material acquisitions or licenses of any products, businesses or technologies. We may need to raise substantial additional capital in order to engage in any of these types of transactions. We expect to continue to incur substantial additional operating losses as we commercialize EXPAREL and develop and seek regulatory approval for our other product candidates. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

Our future use of operating cash and capital requirements will depend on many factors, including the following:

•      our ability to successfully continue our commercialization of EXPAREL;

•      the costs of our commercialization activities for EXPAREL;

•      the cost and timing of expanding our manufacturing facilities and purchasing manufacturing and other capital equipment for EXPAREL and our other product candidates;

•      the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval and the two pivotal nerve block trials;

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

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. The covenants under the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital may limit our ability to obtain additional debt financing. We have no committed external sources of funds. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31 2013, except for operating leases, or any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2012. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2012.

Contractual Obligations

We currently lease research and development and manufacturing facilities in San Diego, California, in two buildings referred to as the Science Center campus. Collectively, these facilities occupy approximately 106,000 square feet. On March 13, 2013, we entered into amendments with HCP TPSP, LLC and LASDK Limited Partnership to extend the lease terms on the Science Center campus. Pursuant to the amended lease agreement, the leases of both buildings were extended through August 31, 2020 at a monthly blended rate of $3.25 per square foot effective January 1, 2013. This rate will escalate by 3% on an annual basis for the remainder of the lease terms. We also have an option to extend the lease terms for an additional five years.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2013 by $0.4 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. At March 31, 2013, all cash, cash equivalents and available for sale securities mature within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of March 31, 2013, we had receivables denominated in currencies other than the U.S. dollar of $0.3 million. A hypothetical 10% change in these foreign exchange rates would not have a material impact on our revenue for the quarter ended March 31, 2013.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with the participation of the Company’s management, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.  In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)       Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

EXHIBIT INDEX

4.1	Indenture (including Form of Notes), dated January 23, 2013, by and between Pacira Pharmaceuticals, Inc. and Wells Fargo Bank, National Association, as trustee. (1)

10.1

Third Amendment, dated March 13, 2013, to the Industrial Real Estate Lease, dated December 8, 1994, by and among Pacira Pharmaceuticals, Inc., Pacira Pharmaceuticals, Inc. and Lasdk Limited Partnership (and successor-in-interest to Lankford & Associates, Inc.). (2)

10.2

Fifth Amendment, dated March 13, 2013, to the Industrial Real Estate Triple Net Lease, dated August 17, 1993, by and among Pacira Pharmaceuticals, Inc., Pacira Pharmaceuticals, Inc. and HCP TPSP, LLC (and successor-in-interest to Equitable Life Assurance Society of the United States). (2)

10.3 †	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, by and between Pacira Pharmaceuticals, Inc. and David Stack. (2)

10.4 †	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, by and between Pacira Pharmaceuticals, Inc. and James Scibetta. (2)

10.5 †	Amendment No. 1 to Employment Agreement, dated March 13, 2013, by and between Pacira Pharmaceuticals, Inc. and Lauren Riker. (2)

10.6 †	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, by and between Pacira Pharmaceuticals, Inc. and Taunia Markvicka. (2)

10.7 †	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, by and between Pacira Pharmaceuticals, Inc. and John Pratt. (2)

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.***

*              Filed herewith.

**           Furnished herewith.

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

†              Denotes management contract or compensatory plan or arrangement.

(1)           Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on January 23, 2013.

(2)           Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on March 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated: May 8, 2013	/s/ DAVID STACK
David Stack
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2013	/s/ JAMES SCIBETTA
James Scibetta
Chief Financial Officer
(Principal Financial Officer)