Form 10-Q
period 2013-06-30
Pacira Pharmaceuticals, Inc.
filed 2013-08-06
CIK 1396814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 26, 2013, 33,315,669 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2013	2012
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$8,626	$10,126
Restricted cash	998	1,523
Short-term investments	87,330	30,924
Accounts receivable, net	7,756	4,352
Inventories	14,221	12,077
Prepaid expenses and other current assets	2,559	1,920
Total current assets	121,490	60,922
Fixed assets, net	42,065	39,116
Goodwill	8,980	8,297
Intangibles, net	2,183	3,208
Other assets	3,712	511
Total assets	$178,430	$112,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,712	$2,569
Accrued expenses	12,260	9,792
Current portion of royalty interest obligation	891	823
Current portion of deferred revenue	972	972
Total current liabilities	15,835	14,156
Long-term debt, net of debt discount	96,892	25,191
Royalty interest obligation	584	857
Deferred revenue	3,234	3,720
Other liabilities	2,743	2,275
Total liabilities	119,288	46,199
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 33,230,104 shares issued and 33,229,039 shares outstanding at June 30, 2013; 32,624,049 shares issued and 32,622,984 shares outstanding at December 31, 2012	33	33
Additional paid-in capital	328,787	298,317
Accumulated deficit	(269,689)	(232,520)
Accumulated other comprehensive income	13	27
Treasury stock at cost, 1,065 shares	(2)	(2)
Total stockholders’ equity	59,142	65,855
Total liabilities and stockholders’ equity	$178,430	$112,054

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Net product sales	$16,278	$4,981	$27,113	$5,427
Collaborative licensing and development revenue	243	6,600	486	13,090
Royalty revenue	620	763	1,129	1,631
Total revenues	17,141	12,344	28,728	20,148

Operating expenses:
Cost of revenues	10,214	6,685	21,605	13,180
Research and development	4,857	1,872	10,762	3,166
Selling, general and administrative	14,080	10,413	27,017	21,565
Total operating expenses	29,151	18,970	59,384	37,911
Loss from operations	(12,010)	(6,626)	(30,656)	(17,763)

Other (expense) income:
Interest income	72	68	145	131
Interest expense	(1,914)	(494)	(3,433)	(1,008)
Loss on early extinguishment of debt	—	(1,062)	(3,398)	(1,062)
Royalty interest obligation	(161)	(143)	(247)	(425)
Other, net	(18)	(39)	(22)	(63)
Total other expense, net	(2,021)	(1,670)	(6,955)	(2,427)
Loss before income taxes	(14,031)	(8,296)	(37,611)	(20,190)
Income tax benefit	—	—	442	—
Net loss	$(14,031)	$(8,296)	$(37,169)	$(20,190)

Net loss per share:
Basic and diluted net loss per common share	$(0.42)	$(0.27)	$(1.13)	$(0.72)
Weighted average common shares outstanding:
Basic and diluted	33,083,289	30,953,635	32,896,294	28,160,471

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(14,031)	$(8,296)	$(37,169)	$(20,190)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(31)	81	(14)	83
Total other comprehensive income (loss)	(31)	81	(14)	83
Comprehensive loss	$(14,062)	$(8,215)	$(37,183)	$(20,107)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(Unaudited)

(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balances at December 31, 2012	32,623	$33	$298,317	$(232,520)	$(2)	$27	$65,855
Exercise of stock options	406	—	2,064	—	—	—	2,064
Cashless exercise of warrants	200	—	—	—	—	—	—
Stock-based compensation	—	—	4,450	—	—	—	4,450
Unrealized loss on short-term investments	—	—	—	—	—	(14)	(14)
Equity component of convertible senior notes, net	—	—	23,956	—	—	—	23,956
Net loss	—	—	—	(37,169)	—	—	(37,169)
Balances at June 30, 2013	33,229	$33	$328,787	$(269,689)	$(2)	$13	$59,142

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities:
Net loss	$(37,169)	$(20,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,717	2,785
Amortization of unfavorable lease obligation and debt issuance costs	216	(116)
Amortization of debt discount	1,890	310
Loss on early extinguishment of debt	3,398	1,062
Loss on disposal of fixed assets	31	—
Stock-based compensation	4,450	1,751
Changes in operating assets and liabilities:
Restricted cash	525	(548)
Accounts receivable, net	(3,403)	(1,101)
Inventories	(2,144)	(8,054)
Prepaid expenses and other assets	(711)	430
Accounts payable and accrued expenses	3,260	(1,256)
Royalty interest obligation	(205)	(322)
Other liabilities	532	(42)
Deferred revenue	(486)	(12,483)
Net cash used in operating activities	(27,099)	(37,774)
Investing activities:
Purchases of fixed assets	(4,672)	(7,267)
Proceeds from sales of fixed assets	—	1
Purchases of short-term investments	(87,220)	(52,772)
Sale of short-term investments	30,800	20,000
Payment of contingent consideration	(682)	(10,034)
Net cash used in investing activities	(61,774)	(50,072)
Financing activities:
Proceeds from exercise of stock options and warrants	2,064	383
Proceeds from borrowings on long-term debt	—	27,500
Proceeds from offering, net	—	62,855
Proceeds from convertible senior notes	120,000	—
Repayment of debt	(27,500)	(26,250)
Payment of debt issuance and financing costs	(7,191)	(1,365)
Net cash provided by financing activities	87,373	63,123
Net decrease in cash and cash equivalents	(1,500)	(24,723)
Cash and cash equivalents, beginning of period	10,126	46,168
Cash and cash equivalents, end of period	$8,626	$21,445

Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$846	$2,282
Non-cash investing and financing activities:
Value of equity premium on convertible senior notes	24,936	—
Value of warrants issued with debt	—	1,354

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

The consolidated financial statements at June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2012 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flow since inception and future losses are anticipated.

Liquidity

Management believes that the Company’s existing cash and cash equivalents, short-term investments and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements and service its indebtedness for at least the next 12 months. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional operating losses as it commercializes EXPAREL and develops and seeks regulatory approval for its other product candidates.

Concentration of Major Customers

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc., and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers, and doctors. Wholesalers do not stock EXPAREL. The Company sells DepoCyt(e) to its commercial partners. The table below includes the percentage of revenue comprised by the three largest customers (i.e. wholesalers or commercial partners) in each year presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Largest customer	35%	48%	35%	58%
Second largest customer	27%	17%	27%	13%
Third largest customer	17%	11%	17%	10%
	79%	76%	79%	81%

No other individual customer accounted for more than 10% of the Company’s revenues for these periods.

Income Tax Benefit

In February 2013, the Company received $0.4 million from the sale of unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program. As a result, the Company recorded an income tax benefit by reversing the valuation allowance for the related net deferred tax assets. The Company continues to maintain a full valuation allowance on its remaining net deferred tax assets because there is significant doubt regarding the Company’s ability to utilize such net deferred tax assets.

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term maturities of these instruments and debts. The fair value of the Company’s convertible senior notes, further described in Note 7, Debt and Financing Obligations, is calculated utilizing market quotations from an over-the-counter trading market for such notes (Level 2). The carrying amount and fair value of the Company’s long-term debt is as follows (in thousands):

		Fair Value Measurements Using
Financial Liabilities	Carrying Value	Level 1	Level 2	Level 3
June 30, 2013
Long-term debt	$96,892	$—	$169,050	$—

Short-term investments consist of investment grade commercial paper, asset-backed securities collateralized by credit card receivables and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company’s short-term investments are reported in other comprehensive income (loss). All of the

Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments. The fair value of the commercial paper is measured based on a standard industry model that uses the 3-month Treasury bill rate as an observable input. The fair value of the corporate bonds and asset-backed securities is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input. At June 30, 2013, the Company’s short-term investments were rated A or better by Standard & Poor’s and had maturities ranging from 154 to 363 days from the date of purchase.

The following summarizes the Company’s short-term investments at June 30, 2013 and December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
June 30, 2013	Cost	Gains	Losses	(Level 2)
Debt securities:
Corporate bonds	$33,371	$—	$(34)	$33,337
Commercial paper	48,439	50	—	48,489
Asset-backed securities	5,507	—	(3)	5,504
Total	$87,317	$50	$(37)	$87,330

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
December 31, 2012	Cost	Gains	Losses	(Level 2)
Debt securities:
Corporate bonds	$8,874	$1	$(1)	$8,874
Commercial paper	15,974	23	—	15,997
Asset-backed securities	6,049	4	—	6,053
Total	$30,897	$28	$(1)	$30,924

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits.

As of June 30, 2013, four customers accounted for over 10% each of the Company’s accounts receivable: 34%, 27%, 19%, and 11% (for definition of the Company’s customers, see Note 2, Summary of Significant Accounting Policies, under concentration of major customers). At December 31, 2012, four customers accounted for over 10% each of the Company’s accounts receivable: 31%, 27%, 16% and 15%.  Revenues are primarily derived from major wholesalers which generally have significant cash resources and as such the risk from concentration of credit is considered acceptable. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of June 30, 2013 and December 31, 2012, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

Note 4—INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Raw materials	$3,427	$4,081
Work-in-process	6,529	5,979
Finished goods	4,265	2,017
Total	$14,221	$12,077

Note 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2013	2012
Machinery and laboratory equipment	$10,394	$12,414
Computer equipment and software	1,681	1,579
Office furniture and equipment	394	437
Leasehold improvements	6,669	6,217
Construction in progress	33,498	30,072
Total	52,636	50,719
Less accumulated depreciation	(10,571)	(11,603)
Fixed assets, net	$42,065	$39,116

For the three months ended June 30, 2013 and 2012, depreciation expense was $0.8 and $0.9 million, respectively, and for the six months ended June 30, 2013 and 2012, depreciation expense was $1.7 and $1.8 million, respectively. For the three months ended June 30, 2013 and 2012, the Company capitalized interest on the construction of its manufacturing sites of $0.3 and $0.5 million, respectively, and for the six months ended June 30, 2013 and 2012, capitalized interest was $0.6 and $0.9 million, respectively.

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

The first contingency was resolved in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of the $2.0 million contingent consideration liability recognized at the time of the Acquisition resulting in $8.0 million recorded as goodwill. Cumulatively through June 30, 2013, the Company recorded an additional $1.0 million as goodwill for the percentage payments on net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional cost of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

Intangible assets are summarized as follows (in thousands):

	June 30,	December 31,
	2013	2012	Estimated Useful Life
Core Technology:
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(2,014)	(1,853)
Net	886	1,047
Developed Technology:
Gross amount	11,700	11,700	7 years
Accumulated amortization	(10,446)	(9,610)
Net	1,254	2,090
Trademarks and trade names:
Gross amount	400	400	7 years
Accumulated amortization	(357)	(329)
Net	43	71
Intangible assets, net	$2,183	$3,208

Amortization expense for intangibles was $0.5 million for the three months ended June 30, 2013 and 2012. Amortization expense was $1.0 million for the six months ended June 30, 2013 and 2012. The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2013 (remaining six months)	$161	$836	$29	$1,026
2014	322	418	14	754
2015	322	—	—	322
2016	81	—	—	81
Total	$886	$1,254	$43	$2,183

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	June 30,	December 31,
	2013	2012
Debt:
Long-term debt	$120,000	$27,500
Discount on debt	(23,108)	(2,309)
Total debt, net of debt discount	96,892	25,191

Financing obligations:
Current portion of royalty interest obligation	891	823
Long-term portion of royalty interest obligation	584	857
Total royalty interest obligation	1,475	1,680

Total debt and financing obligations	$98,367	$26,871

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

The net proceeds from the offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the estimated offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Oxford Credit Facility with Oxford Finance LLC. In connection with such termination, the Company prepaid the remaining principal amount of $27.5 million, $1.7 million end of term fee, $0.8 million early prepayment penalty and $0.2 million of accrued interest. The Company recorded a loss on extinguishment of debt of $3.4 million comprised of the early prepayment penalty and the remaining unamortized debt issuance costs and the end of term fee.

Holders may convert their Notes prior to the close of business on the business day immediately preceding August 1, 2018, only under the following circumstances:

(i)             during any calendar quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than $32.36, which represents 130% of the conversion price, on each applicable trading day;

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

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the Notes represented a premium of approximately 32.50% to the closing sale price of $18.73 per share of the Company’s common stock on The NASDAQ Global Select Market on January 16, 2013, the date that the Company priced the private offering of the Notes.

While the Notes are currently classified in the Company’s consolidated balance sheet at June 30, 2013 as a non-current portion of long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on the consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. The initial carrying value of the liability component of $95.1 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the par value of the Notes as a whole. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

The following table sets forth total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Contractual interest expense	$975	$—	$1,723	$—
Amortization of debt issuance costs	155	—	274	—
Amortization of debt discount	1,035	—	1,828	—
	$2,165	$—	$3,825	$—

Effective interest rate	7.22%	—	7.22%	—

Note 8—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenues	$391	$111	$626	$199
Research and development	509	285	1,465	464
Selling, general and administrative	1,325	644	2,359	1,088
Total	$2,225	$1,040	$4,450	$1,751

Stock Incentive Plans

The following table contains information about the Company’s stock plans at June 30, 2013:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Stock Incentive Plan	3,173,240	2,799,494	373,746
2007 Stock Incentive Plan	2,031,297	2,031,297	—
	5,204,537	4,830,791	373,746

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2012 to June 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	4,003,166	$7.86
Granted	653,015	25.08
Exercised	(406,232)	5.08
Forfeited	(279,951)	10.37
Expired	(1,505)	6.85
Outstanding at June 30, 2013	3,968,493	10.80

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

The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted loss per share
Net loss	$(14,031)	$(8,296)	$(37,169)	$(20,190)
Denominator
Weighted average shares of common stock outstanding	33,083	30,954	32,896	28,160
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock -diluted	33,083	30,954	32,896	28,160
Net loss per share
Basic net loss per share of common stock	$(0.42)	$(0.27)	$(1.13)	$(0.72)
Diluted net loss per share of common stock	$(0.42)	$(0.27)	$(1.13)	$(0.72)

As discussed in Note 7, Debt and Financing Obligations, the Company must settle the principal of the Notes in cash upon conversion and it may settle any conversion premium in either cash or stock at the Company’s discretion. For purposes of calculating the diluted impact, it is presumed that the conversion premium will be settled in common stock and the resulting potential common shares included in diluted earnings per share if the effect is more dilutive. The stock options, warrants and conversion premium on the Notes are excluded from the calculation of diluted loss per share because the net loss for the three and six months ended June 30, 2013 and 2012 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Stock options	2,038	1,203	1,934	1,183
Warrants	99	131	116	124
Conversion premium on the Notes	687	—	344	—
Total	2,824	1,334	2,394	1,307

Note 10—RELATED PARTY TRANSACTIONS

Since June 2011, Gary Pace, a member of the Company’s board of directors, has provided consulting services for manufacturing-related activities. Under the agreement, Dr. Pace is eligible to receive a bonus up to $0.2 million, contingent upon the FDA approval of the Company’s Suite C manufacturing facility for EXPAREL. The expenses incurred under the consulting arrangement for the three months ended June 30, 2013 and 2012 were less than $0.1 million. The expenses incurred under the consulting agreement for the six months ended June 30, 2013 and 2012 were also less than $0.1 million. At both June 30, 2013 and December 31, 2012, the amount payable to Dr. Pace was less than $0.1 million.

The Company’s Chief Medical Officer, Gary Patou, is also a partner of MPM Asset Management, or MPM, a stockholder in the Company. The Company contracted with MPM for Dr. Patou’s services. Expenses incurred by the Company relating to Dr. Patou’s services for the three months ended June 30, 2013 and 2012 were less than $0.1 million. The Company also incurred expenses relating to Dr. Patou’s services for the six months ended June 30, 2013 and 2012 of $0.1 million and $0.2 million, respectively. At both June 30, 2013 and December 31, 2012, the amount payable to MPM was approximately $0.1 million.

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

In May 2013, the Company entered into an agreement with Sorrento Montaña, L.P. to lease warehouse space in San Diego, California to be used primarily for the storage of inventory (the “warehouse lease agreement”). The Company intends to make certain improvements to the space, including the repair or replacement of any existing HVAC units and the repair of roof systems, electrical systems and plumbing systems. The lease term expires on August 31, 2020.

The Company also has a lease for its corporate headquarters in Parsippany, New Jersey, which expires in June 2017.

As of June 30, 2013, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year
2013 (remaining six months)	$2,224
2014	4,765
2015	4,978
2016	5,130
2017	5,072
Thereafter	13,734
Total	$35,903

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced herein, in Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other reports filed with the SEC.

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

Overview

We are an emerging specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL, a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia. We have developed a sales force entirely dedicated to commercializing EXPAREL, which we commercially launched in April 2012. We are currently working to expand our manufacturing facility located in San Diego, California and anticipate receiving FDA approval for our newly installed manufacturing facility, referred to as Suite C, in 2014. Combined with our current facility, we expect this facility to significantly increase our manufacturing capacity and ability to meet the growing demand for EXPAREL.

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

We expect to continue to incur significant expenses as we commercialize EXPAREL, advance the development of other product candidates and pursue the use of EXPAREL in additional indications such as nerve block, seek FDA approval for our product candidates that successfully complete clinical trials and develop our sales force and marketing capabilities to prepare for their commercial launch. We are currently running two Phase 3 nerve block trials comparing the effect of EXPAREL versus placebo through a femoral nerve-block study for total knee arthroplasty and an intercostal block study in posterolateral thoracotomy procedures. In August 2013, we reported that the pivotal Phase 3 clinical trial assessing the safety and efficacy of using EXPAREL to achieve an intercostal nerve block for posterolateral thoracotomy did not achieve its primary endpoint. In May 2013, we reported positive findings from the first part of our other pivotal nerve block trial, a femoral nerve block study for total knee arthroplasty; the final part of this study is still ongoing. The FDA has previously indicated to us at its end of Phase 2 meeting that a single pivotal trial meeting its primary endpoint would be sufficient to gain approval for the nerve block indication, assuming demonstration of adequate safety. We plan to submit data from the ongoing femoral nerve block study to demonstrate efficacy and safety, as well as safety data from the intercostal nerve block study, for a supplemental U.S. Food and Drug Administration New Drug Application, or sNDA, anticipated in early 2014. We believe that this new indication will present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir, and pump needed to continuously deliver bupivacaine.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and 2012

Revenues

The following table provides information regarding our revenues during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2013	2012	Decrease	2013	2012	Decrease
Net product sales:
EXPAREL	$15,223	$2,285	566%	$25,664	$2,285	1,023%
DepoCyt(e)	1,055	2,654	(60)%	1,449	3,079	(53)%
DepoDur	—	42	(100)%	—	63	(100)%
Total net product sales	16,278	4,981	227%	27,113	5,427	400%
Collaborative licensing and development revenue	243	6,600	(96)%	486	13,090	(96)%
Royalty revenue	620	763	(19)%	1,129	1,631	(31)%
Total revenues	$17,141	$12,344	39%	$28,728	$20,148	43%

Revenues increased by $4.8 million, or 39%, to $17.1 million in the three months ended June 30, 2013, as compared to $12.3 million in the three months ended June 30, 2012. The increase was driven by EXPAREL net product sales, which for the three months ended June 30, 2013, were $15.2 million. We sell EXPAREL to wholesalers (including AmerisourceBergen Health Corp., Cardinal Health, Inc. and McKesson Drug Company), but drop-ship the product directly to individual accounts such as hospitals, ambulatory surgery centers and doctors. The wholesalers do not stock EXPAREL and we generate sales through our relationships with the individual accounts. Since the launch of EXPAREL in April of 2012 through the end of the second quarter of 2013, 1,435 accounts have ordered EXPAREL compared to 341 at the end of the second quarter of 2012. During the second quarter of 2013, we added 370 new accounts. The strong demand for EXPAREL has continued due to major hospital system formulary wins and orders from major orthopedic centers. There have also been positive indications of demand growth due to approval for use of EXPAREL at major military institutions, as well as the completion of drug evaluations leading to a reduction of restrictions and thus improved physician access.

The increase in EXPAREL sales was partially offset by a reduction in collaborative licensing and development revenue of $6.4 million for the three months ended June 30, 2013 as compared to the same period in 2012, which was primarily driven by the recognition of deferred milestone revenue in connection with the termination of a licensing agreement with EKR Therapeutics, Inc., or EKR.

Revenues increased by $8.6 million, or 43%, to $28.7 million in the six months ended June 30, 2013, compared to $20.1 million in the six months ended June 30, 2012. EXPAREL product sales increased $23.4 million due to increased market penetration in soft tissue and orthopedics, which facilitated the addition of 616 new accounts during the six months ended June 30, 2013. Collaborative licensing and development revenue decreased $12.6 million in the six months ended June 30, 2013, compared to the same period in 2012, primarily due to the recognition of deferred revenue during the first and second quarters of 2012, in connection with the termination of the EKR agreement.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2013	2012	Decrease	2013	2012	Decrease
Cost of goods sold	$10,214	$6,531	56%	$21,605	$12,785	69%
Cost of collaborative licensing and development	—	154	(100)%	—	395	(100)%
Total cost of revenues	$10,214	$6,685	53%	$21,605	$13,180	64%

Cost of revenues increased by $3.5 million, or 53%, to $10.2 million in the three months ended June 30, 2013, compared to $6.7 million for the three months ended June 30, 2012. Cost of goods sold increased primarily due to the cost of product sold for EXPAREL. The improvement in the cost of goods sold as a percentage of net product sales during the second quarter ended June 30, 2013 as compared to 2012 is due to increased utilization of capacity in the facility to manufacture EXPAREL, decrease in consulting costs and the significant increase in EXPAREL sales to offset the substantial level of infrastructure for operating two cGMP facilities. There was no cost of collaborative licensing and development revenue for the three months ended June 30, 2013 due to the termination of services performed under a Novo Nordisk licensing agreement that terminated in June 2012.

Cost of revenues increased by $8.4 million, or 64%, to $21.6 million in the six months ended June 30, 2013, as compared to $13.2 million in the six months ended June 30, 2012. This is mainly attributable to an increase in cost of product sold for EXPAREL due to a higher volume of sales in 2013 since the product was launched in April 2012.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2013	2012	Decrease	2013	2012	Decrease
Research and development expense	$4,857	$1,872	159%	$10,762	$3,166	240%

Research and development expenses increased by $3.0 million, or 159%, to $4.9 million in the three months ended June 30, 2013, compared to $1.9 million in the three months ended June 30, 2012. This increase is attributable to a $2.7 million increase in clinical development primarily relating to our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty surgery and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy.

Research and development expenses increased by $7.6 million, or 240%, to $10.8 million in the six months ended June 30, 2013, as compared to $3.2 million in the six months ended June 30, 2012. Our clinical development spending increased $5.9 million for the six months ended June 30, 2013 compared to 2012 due to the two nerve block trials. There was also an increase of $1.0 million in expenses related to a potential new manufacturing process for EXPAREL, and we incurred $0.7 million for a toxicity study in animals.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2013	2012	Decrease	2013	2012	Decrease
General and administrative	$4,655	$3,216	45%	$9,331	$6,861	36%
Sales and marketing	9,425	7,197	31%	17,686	14,704	20%
Total selling, general and administrative expenses	$14,080	$10,413	35%	$27,017	$21,565	25%

Selling, general and administrative expenses increased by $3.7 million, or 35%, to $14.1 million in the three months ended June 30, 2013, as compared to $10.4 million in the three months ended June 30, 2012 due to the following:

•                  General and administrative expenses increased by $1.4 million primarily due to increases in salaries and benefits associated with our increased headcount and infrastructure costs to support the commercial and manufacturing growth of EXPAREL; and

•                  Sales and marketing expenses increased by $2.2 million primarily due to a $1.4 million increase in project-related spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, along with a $0.8 million increase in salaries and benefits driven by an increase in the number of our field-based medical health science team.

Selling, general and administrative expenses increased by $5.4 million, or 25%, to $27.0 million in the six months ended June 30, 2013 as compared to $21.6 million in the six months ended June 30, 2012 due to the following:

•                  General and administrative expenses increased by $2.5 million primarily due to increases in salaries and benefits associated with our increased headcount and infrastructure costs to support the commercial and manufacturing growth of EXPAREL; and

•                  Sales and marketing expenses increased by $3.0 million primarily due to a $1.9 million increase in project-related spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, along with a $1.1 million increase in salaries and benefits driven by an increase in the number of our field-based medical health science team.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2013	2012	Decrease	2013	2012	Decrease
Interest income	$72	$68	6%	$145	$131	11%
Interest expense	(1,914)	(494)	287%	(3,433)	(1,008)	241%
Loss on early extinguishment of debt	—	(1,062)	(100)%	(3,398)	(1,062)	220%
Royalty interest obligation	(161)	(143)	13%	(247)	(425)	(42)%
Other, net	(18)	(39)	(54)%	(22)	(63)	(65)%
Total other expense, net	$(2,021)	$(1,670)	21%	$(6,955)	$(2,427)	187%

Total other expense, net increased by $0.3 million, or 21%, to $2.0 million in the three months ended June 30, 2013, as compared to $1.7 million in the three months ended June 30, 2012, primarily due to a $1.4 million increase in interest expense driven by the amortization of the debt discount related to the equity component of the $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes. This amount was partially offset by a decrease of $1.1 million related to the loss on extinguishment of the Hercules Credit Facility in May 2012.

Total other expense, net increased by $4.6 million, or 187% to $7.0 million for the six months ended June 30, 2013 as compared to $2.4 million in the six months ended June 30, 2012, primarily due to a $3.4 million loss on the extinguishment of debt from the termination of the Oxford Credit Facility in January 2013 and a $2.4 million increase in interest expense driven by the amortization of the debt discount related to the equity component of the Notes. These increases were partially offset by a decrease of $1.1 million related to the loss on extinguishment of the Hercules Credit Facility in May 2012.

Income Tax Benefit

The following table provides information regarding our income tax benefit during the periods indicated (in thousands):

	Three Months Ended		%	Six Months Ended		%
	June 30,		Increase/	June 30,		Increase/
	2013	2012	Decrease	2013	2012	Decrease
Income tax benefit	$—	$—	N/A	$442	$—	N/A

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

We have generated limited revenue, and we are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of June 30, 2013, we had an accumulated deficit of $269.7 million, cash and cash equivalents, restricted cash and short-term investments of $97.0 million and working capital of $105.7 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(27,099)	$(37,774)
Investing activities	(61,774)	(50,072)
Financing activities	87,373	63,123
Net decrease in cash and cash equivalents	$(1,500)	$(24,723)

Operating Activities

During the six months ended June 30, 2013 and 2012, our net cash used in operating activities was $27.1 million and $37.8 million, respectively. The $10.7 million decrease in net cash used in operating activities was driven primarily by an increase in collections of $21.6 million from sales of EXPAREL partially offset by costs incurred for the ongoing pivotal trials of EXPAREL, increase in our scientific affairs headcount, and various commercial programs to support EXPAREL.

Investing Activities

During the six months ended June 30, 2013 and 2012, our net cash used in investing activities was $61.8 million and $50.1 million, respectively. The $11.7 million increase in cash used in investing activities was primarily due to the $23.6 million net increase in investment of the net proceeds from our Notes in short-term investments, partially offset by a $9.3 million decrease in the amount of contingent consideration payments due Skyepharma and a $2.6 million decrease in purchases of fixed assets.

Financing Activities

During the six months ended June 30, 2013 and 2012, our net cash provided by financing activities was $87.4 million and $63.1 million, respectively. During the six months ended June 30, 2013, our net cash provided by financing activities of $87.4 million was primarily attributable to our private offering of the Notes which had an aggregate principal amount of $120.0 million. We used $30.1 million of the proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on our credit facility and incurred an additional $4.7 million of financing costs on the Notes issuance. During the six months ended June 30, 2012, our net cash provided by financing activities of $63.1 million was primarily attributable to a secondary offering of 6,900,000 shares of common stock.

Debt Facilities

On January 23, 2013, we completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019. The net proceeds from the offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013 and will mature on February 1, 2019. As of June 30, 2013, we had $120.0 million in outstanding principal under the Notes.

We used $30.1 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on our credit facility with Oxford Finance LLC. In connection with such termination, we paid the remaining principal amount of $27.5 million as well as accrued interest, certain prepayment fees and an end of term charge in the aggregate amount of $2.6 million.

On or after August 1, 2018 until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. Additionally, during any calendar quarter commencing after the calendar quarter ending June 30, 2013, the holders have the right to convert when our stock price closes at or above $32.36 (representing 130% of the conversion price) during a period of at least 20 (whether or not consecutive) out of 30 consecutive trading days. See Note 7, Debt and Financing Obligations, to our consolidated financial statements included herein for additional details.

While the Notes are currently classified in the consolidated balance sheet at June 30, 2013 as a non-current portion of long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the Notes have the election to convert the Notes at any time during the prescribed measurement period, the Notes would then be considered a current obligation and classified as such.

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

Future Capital Requirements

We believe that our existing cash and cash equivalents, restricted cash, short-term investments and revenue from product sales will be sufficient to enable us to fund our operating expenses and capital expenditure requirements and to service our indebtedness for at least the next 12 months. However, no assurance can be given that this will be the case, and we may require additional debt or equity financing to meet our working capital requirements. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. We expect to continue to incur substantial additional operating losses as we commercialize EXPAREL and develop and seek regulatory approval for our other product candidates. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts. We also expect to incur significant costs to comply with corporate governance, internal controls and similar requirements applicable to us as a public company.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of June 30, 2013, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2012. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, please refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2012.

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

In May 2013, we entered into an agreement with Sorrento Montaña, L.P. (“the Landlord”) to lease approximately 21,000 square feet of warehouse space in San Diego, California to be used primarily for storage of inventory (the “warehouse lease agreement”). We intend to make certain tenant improvements to the space, including (but not limited to) the repair or replacement of any existing HVAC units and the repair of roof systems, electrical systems, and plumbing systems. The lease term expires on August 31, 2020.

In accordance with the warehouse lease agreement, we will pay monthly rent to the Landlord at a rate of approximately $0.54 per square foot for the first six months after the commencement date. The rent for the period beginning with the seventh month of the sublease term through the twelfth month after the commencement date will be paid to the Landlord at a monthly rate of approximately $0.75 per square foot. The monthly rent shall then be increased on each annual anniversary of the commencement date during the lease term by 3.75% of the monthly rent in effect for the immediately preceding calendar month.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2013 by $0.3 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. At June 30, 2013, all cash, cash equivalents and available for sale securities mature within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of June 30, 2013, we had no receivables from customers denominated in currencies other than the U.S. dollar. A hypothetical 10% change in these foreign exchange rates would not have a material impact on our revenue for the quarter ended June 30, 2013.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)                      Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer, and Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with the participation of the Company’s management, our President, Chief Executive Officer, and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)                      Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

31.1	Certification of President, Chief Executive Officer, and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of President, Chief Executive Officer, and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated: August 6, 2013	/s/ DAVID STACK
David Stack
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Dated: August 6, 2013	/s/ JAMES SCIBETTA
James Scibetta
Chief Financial Officer
(Principal Financial Officer)