Form 10-Q
period 2013-09-30
Pacira Pharmaceuticals, Inc.
filed 2013-10-31
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of October 24, 2013, 33,539,162 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,383	$10,126
Restricted cash	1,975	1,523
Short-term investments	78,464	30,924
Accounts receivable, net	9,771	4,352
Inventories	15,606	12,077
Prepaid expenses and other current assets	2,486	1,920
Total current assets	111,685	60,922
Fixed assets, net	45,944	39,116
Goodwill	9,539	8,297
Intangibles, net	1,670	3,208
Other assets	3,557	511
Total assets	$172,395	$112,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,559	$2,569
Accrued expenses	15,573	9,792
Convertible senior notes	97,927	—
Current portion of royalty interest obligation	941	823
Current portion of deferred revenue	972	972
Total current liabilities	116,972	14,156
Long-term debt	—	25,191
Royalty interest obligation	403	857
Deferred revenue	2,991	3,720
Other liabilities	2,911	2,275
Total liabilities	123,277	46,199
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 33,514,248 shares issued and 33,513,183 shares outstanding at September 30, 2013; 32,624,049 shares issued and 32,622,984 shares outstanding at December 31, 2012	34	33
Additional paid-in capital	333,542	298,317
Accumulated deficit	(284,473)	(232,520)
Accumulated other comprehensive income	17	27
Treasury stock at cost, 1,065 shares	(2)	(2)
Total stockholders’ equity	49,118	65,855
Total liabilities and stockholders’ equity	$172,395	$112,054

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Net product sales	$22,408	$4,550	$49,520	$9,978
Collaborative licensing and development revenue	243	3,484	729	16,574
Royalty revenue	608	452	1,737	2,082
Total revenues	23,259	8,486	51,986	28,634
Operating expenses:
Cost of revenues	14,791	9,287	36,396	22,467
Research and development	5,962	3,527	16,724	6,693
Selling, general and administrative	15,320	11,378	42,336	32,943
Total operating expenses	36,073	24,192	95,456	62,103
Loss from operations	(12,814)	(15,706)	(43,470)	(33,469)
Other income (expense):
Interest income	62	87	207	218
Interest expense	(1,892)	(456)	(5,325)	(1,464)
Loss on early extinguishment of debt	—	—	(3,398)	(1,062)
Royalty interest obligation	(132)	378	(379)	(47)
Other, net	(8)	(48)	(30)	(111)
Total other expense, net	(1,970)	(39)	(8,925)	(2,466)
Loss before income taxes	(14,784)	(15,745)	(52,395)	(35,935)
Income tax benefit	—	—	442	—
Net loss	$(14,784)	$(15,745)	$(51,953)	$(35,935)

Net loss per share:
Basic and diluted net loss per common share	$(0.44)	$(0.49)	$(1.57)	$(1.21)
Weighted average common shares outstanding:
Basic and diluted	33,359,576	32,436,207	33,050,721	29,585,716

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(14,784)	$(15,745)	$(51,953)	$(35,935)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	3	(34)	(10)	49
Total other comprehensive income (loss)	3	(34)	(10)	49
Comprehensive loss	$(14,781)	$(15,779)	$(51,963)	$(35,886)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Nine Months Ended September 30, 2013 (Unaudited) (In thousands)

	Common Stock		Additional Paid-In	Accumulated	Treasury	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income	Total
Balances at December 31, 2012	32,623	$33	$298,317	$(232,520)	$(2)	$27	$65,855
Exercise of stock options	619	1	3,042	—	—	—	3,043
Cashless exercise of warrants	271	—	—	—	—	—	—
Stock-based compensation	—	—	8,227	—	—	—	8,227
Unrealized loss on short-term investments	—	—	—	—	—	(10)	(10)
Equity component of convertible senior notes, net of issuance costs	—	—	23,956	—	—	—	23,956
Net loss	—	—	—	(51,953)	—	—	(51,953)
Balances at September 30, 2013	33,513	$34	$333,542	$(284,473)	$(2)	$17	$49,118

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(51,953)	$(35,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,047	4,202
Amortization of unfavorable lease obligation and debt issuance costs	337	(178)
Amortization of debt discount	2,924	571
Loss on early extinguishment of debt	3,398	1,062
Loss on disposal of fixed assets	31	—
Stock-based compensation	8,227	3,220
Changes in operating assets and liabilities:
Restricted cash	(452)	(492)
Accounts receivable, net	(5,419)	(346)
Inventories	(3,529)	(10,661)
Prepaid expenses and other assets	(638)	(161)
Accounts payable and accrued expenses	6,421	6,849
Royalty interest obligation	(336)	(1,038)
Other liabilities	735	(83)
Deferred revenue	(729)	(15,961)
Net cash used in operating activities	(36,936)	(48,951)
Investing activities:
Purchases of fixed assets	(9,368)	(13,525)
Proceeds from sales of fixed assets	—	1
Purchases of short-term investments	(102,114)	(54,156)
Sale of short-term investments	54,564	25,950
Payment of contingent consideration	(1,241)	(10,151)
Net cash used in investing activities	(58,159)	(51,881)
Financing activities:
Proceeds from exercise of stock options and warrants	3,043	633
Proceeds from borrowings on long-term debt	—	27,500
Proceeds from offering, net	—	62,855
Proceeds from convertible senior notes	120,000	—
Repayment of debt	(27,500)	(26,250)
Payment of debt issuance and financing costs	(7,191)	(1,365)
Net cash provided by financing activities	88,352	63,373
Net decrease in cash and cash equivalents	(6,743)	(37,459)
Cash and cash equivalents, beginning of period	10,126	46,168
Cash and cash equivalents, end of period	$3,383	$8,709
Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$3,157	$3,290
Non-cash investing and financing activities:
Equity component of convertible senior notes	$24,936	$—
Value of warrants issued with debt	$—	$1,354

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company’s lead product EXPAREL®, which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011. The Company commercially launched EXPAREL in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved commercial product, DepoCyt(e), which the Company manufactures for its commercial partners.

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

The consolidated financial statements at September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2012 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flow since inception and future losses are anticipated.

Liquidity

Management believes that the Company’s existing cash and cash equivalents, short-term investments, and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, fund its capital expenditure requirements, and service its indebtedness for at least the next 12 months. On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes, or Notes, due 2019. The Notes are classified in the consolidated balance sheet at September 30, 2013 as a current obligation. Based on certain conditions that were met during the three months ended September 30, 2013 (as further discussed in Note 7, Debt and Financing Obligations), the Note holders can convert at any time during the quarter ended December 31, 2013. The Company does not believe such action will be taken as the market price of the Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. If conversion of the Notes did occur, the Company may not have enough cash on hand to pay the holders the principal plus the conversion premium and may need to refinance the Notes, although there is no assurance that the Company will be able to do so.

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

Concentration of Major Customers

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc., and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers, and doctors. Wholesalers do not stock EXPAREL. The Company sells DepoCyt(e) to its commercial partners. The following table includes the percentage of revenue comprised by the three largest customers (i.e. wholesalers or commercial partners) in each year presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Largest customer	32%	38%	33%	41%
Second largest customer	27%	22%	27%	14%
Third largest customer	18%	14%	17%	10%
	77%	74%	77%	65%

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

Note 3—FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the Financial Accounting Standards Board, or FASB, established a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are:

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their respective fair values due to the short-term maturities of these instruments and debts. The fair value of the Company’s Notes issued on January 23, 2013 is calculated utilizing market quotations from an over-the-counter trading market for such notes (Level 2). The carrying amount and fair value of the Notes is as follows (in thousands):

		Fair Value Measurements Using
Financial Liabilities	Carrying Value	Level 1	Level 2	Level 3
September 30, 2013
Convertible senior notes	$97,927	$—	$246,600	$—

Short-term investments consist of investment grade commercial paper, asset-backed securities collateralized by credit card receivables, and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company’s short-term investments are reported in other comprehensive income (loss). All of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments. The fair value of the commercial paper is measured based on a standard industry model that uses the 3-month Treasury bill rate as an observable input. The fair value of the corporate bonds and asset-backed securities is principally measured or corroborated by trade data for identical issues or that of comparable securities in which related trading activity is not sufficiently frequent to be considered a Level 1 input. At September 30, 2013, the Company’s short-term investments were rated A or better by Standard & Poor’s and had maturities ranging from 180 to 363 days from the date of purchase.

The following summarizes the Company’s short-term investments at September 30, 2013 and December 31, 2012 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
September 30, 2013	Cost	Gains	Losses	(Level 2)
Debt securities:
Corporate bonds	$33,709	$4	$(10)	$33,703
Commercial paper	36,722	27	—	36,749
Asset-backed securities	8,016	—	(4)	8,012
Total	$78,447	$31	$(14)	$78,464

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair Value
December 31, 2012	Cost	Gains	Losses	(Level 2)
Debt securities:
Corporate bonds	$8,874	$1	$(1)	$8,874
Commercial paper	15,974	23	—	15,997
Asset-backed securities	6,049	4	—	6,053
Total	$30,897	$28	$(1)	$30,924

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits.

As of September 30, 2013, three customers each accounted for over 10% of the Company’s accounts receivable: 34%, 26%, and 19% (for definition of the Company’s customers, see Note 2, Summary of Significant Accounting Policies, under concentration of major customers). At December 31, 2012, four customers each accounted for over 10% of the Company’s accounts receivable: 31%, 27%, 16% and 15%.  Revenues are primarily derived from major wholesalers, which generally have significant cash resources and as such the risk from concentration of credit is considered acceptable. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable, and actual write-off history. As of September 30, 2013 and December 31, 2012, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

Note 4—INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Raw materials	$3,859	$4,081
Work-in-process	6,954	5,979
Finished goods	4,793	2,017
Total	$15,606	$12,077

Note 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2013	2012
Machinery and laboratory equipment	$10,457	$12,414
Computer equipment and software	2,243	1,579
Office furniture and equipment	441	437
Leasehold improvements	7,154	6,217
Construction in progress	37,038	30,072
Total	57,333	50,719
Less accumulated depreciation	(11,389)	(11,603)
Fixed assets, net	$45,944	$39,116

For the three months ended September 30, 2013 and 2012, depreciation expense was $0.8 and $0.9 million, respectively, and for the nine months ended September 30, 2013 and 2012, depreciation expense was $2.5 and $2.7 million, respectively. For the three months ended September 30, 2013 and 2012, the Company capitalized interest on the construction of its manufacturing sites of $0.3 and $0.5 million, respectively, and for the nine months ended September 30, 2013 and 2012, capitalized interest was $0.9 and $1.4 million, respectively.

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

The first contingency was resolved in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of the $2.0 million contingent consideration liability recognized at the time of the Acquisition resulting in $8.0 million recorded as goodwill. Cumulatively through September 30, 2013, the Company recorded an additional $1.6 million as goodwill for the percentage payments on net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional cost of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

Intangible assets are summarized as follows (in thousands):

	September 30, 2013	December 31, 2012	Estimated Useful Life
Core Technology:
Gross amount	$2,900	$2,900	9 years
Accumulated amortization	(2,094)	(1,853)
Net	806	1,047
Developed Technology:
Gross amount	11,700	11,700	7 years
Accumulated amortization	(10,864)	(9,610)
Net	836	2,090
Trademarks and trade names:
Gross amount	400	400	7 years
Accumulated amortization	(372)	(329)
Net	28	71
Intangible assets, net	$1,670	$3,208

Amortization expense for intangibles was $0.5 million for the three months ended September 30, 2013 and 2012 and $1.5 million for the nine months ended September 30, 2013 and 2012. The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2013 (remaining three months)	$81	$418	$14	$513
2014	322	418	14	754
2015	322	—	—	322
2016	81	—	—	81
Total	$806	$836	$28	$1,670

Note 7—DEBT AND FINANCING OBLIGATIONS

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	September 30,	December 31,
	2013	2012
Debt:
Convertible senior notes	$120,000	$—
Long-term debt	—	27,500
Discount on debt	(22,073)	(2,309)
Total debt, net of debt discount	97,927	25,191

Financing obligations:
Current portion of royalty interest obligation	941	823
Long-term portion of royalty interest obligation	403	857
Total royalty interest obligation	1,344	1,680

Total debt and financing obligations	$99,271	$26,871

On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes and entered into an indenture, or Indenture, with Wells Fargo Bank, National Association, a national banking association, as trustee governing the Notes. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013. The Notes mature on February 1, 2019.

The net proceeds from the offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Oxford Credit Facility with Oxford Finance LLC. In connection with such termination, the Company prepaid the remaining principal amount of $27.5 million, a $1.7 million end of term fee, a $0.8 million early prepayment penalty, and $0.2 million of accrued interest. The Company recorded a loss on extinguishment of debt of $3.4 million, comprised of the early prepayment penalty and the remaining unamortized debt issuance costs and the end of term fee.

Holders may convert their Notes prior to the close of business on the business day immediately preceding August 1, 2018, only under the following circumstances:

(i)             during any calendar quarter commencing after the calendar quarter ending on June 30, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during the period including the last 30 consecutive trading days of the quarter (ending on the last trading day of the immediately preceding calendar quarter) is greater than 130% of the conversion price then applicable (the "Consecutive Sales Price"), on each applicable trading day;

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

(iii)       upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

(iv)      if the Company calls the Notes for redemption until the close of business on the business day immediately preceding the redemption date.

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

During the quarter ended September 30, 2013, the requirements with respect to the Consecutive Sales Price were met. As a result, the Notes are classified as a current obligation and will be convertible until December 31, 2013. As of September 30, 2013, the Notes had a market price of $2,055 per $1,000 principal amount, compared to an estimated conversion value of $1,937. Since the market price of the Notes is currently above the estimated conversion value, the Company does not anticipate that holders will elect to convert their Notes. Additionally, in the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest, and the possibility of further stock price appreciation. If conversion requests are received, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash.

While the Notes are currently classified in the Company’s consolidated balance sheet at September 30, 2013 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. In the event that none of the conditions above are satisfied for the quarter ended December 31, 2013, the Notes would be reclassified as a long-term liability.

Prior to February 1, 2017, the Company may not redeem the Notes. On or after February 1, 2017, the Company may redeem for cash all or part of the Notes if the last reported sale price (as defined in the Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within 5 trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date, plus (iii) a “make-whole premium” payment in cash equal to the sum of the present values of the remaining scheduled payments of interest that would have been made on the Notes to be redeemed had such Notes remained outstanding from the redemption date to the maturity date (excluding interest accrued to, but excluding, the redemption date that is otherwise paid pursuant to the preceding clause (ii)). The present values of the remaining interest payments will be computed using a discount rate equal to 2.0%. The Company must make the make-whole premium payments on all Notes called for redemption prior to the maturity date, including Notes converted after the date the Company provides the notice of redemption. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.

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

The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company. The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default, 100% of the principal of and accrued and unpaid interest on the Notes will automatically become due and payable.

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

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Contractual interest expense	$975	$—	$2,687	$—
Amortization of debt issuance costs	155	—	429	—
Amortization of debt discount	1,035	—	2,863	—
	$2,165	$—	$5,979	$—

Effective interest rate	7.22%	—	7.22%	—

Note 8—STOCKHOLDERS’ EQUITY

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues	$414	$200	$1,041	$400
Research and development	1,660	281	3,124	745
Selling, general and administrative	1,703	988	4,062	2,075
Total	$3,777	$1,469	$8,227	$3,220

In connection with the resignations of two directors, the Board of Directors of the Company approved amendments to the stock options held by each of the departing directors. The amendments (i) accelerated the vesting of the unvested portion of certain options, and (ii) extended the period during which each departing director could exercise all vested options to September 30, 2015. As a result of these amendments, the Company recognized an additional $0.2 million in stock-based compensation expense for the three and nine months ended September 30, 2013.

Stock Incentive Plans

The following table contains information about the Company’s stock plans at September 30, 2013:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Stock Incentive Plan	3,180,655	2,923,003	257,652
2007 Stock Incentive Plan	2,023,882	2,023,882	—
	5,204,537	4,946,885	257,652

The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2012 to September 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	4,003,166	$7.86
Granted	808,815	27.29
Exercised	(618,952)	4.92
Forfeited	(319,475)	10.62
Expired	(1,687)	7.24
Outstanding at September 30, 2013	3,871,867	$12.16

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

The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic and diluted loss per share
Net loss	$(14,784)	$(15,745)	$(51,953)	$(35,935)
Denominator
Weighted average shares of common stock outstanding	33,360	32,436	33,051	29,586
Effect of dilutive securities	—	—	—	—
Weighted average shares of common stock -diluted	33,360	32,436	33,051	29,586
Net loss per share
Basic net loss per share of common stock	$(0.44)	$(0.49)	$(1.57)	$(1.21)
Diluted net loss per share of common stock	$(0.44)	$(0.49)	$(1.57)	$(1.21)

As discussed in Note 7, Debt and Financing Obligations, the Company must settle the principal of the Notes in cash upon conversion and it may settle any conversion premium in either cash or stock at the Company’s discretion. For purposes of calculating the dilutive impact, it is presumed that the conversion premium will be settled in common stock and the resulting potential common shares included in diluted net loss per share if the effect is dilutive. The stock options, warrants, and conversion premium on the Notes are excluded from the calculation of diluted net loss per share because the net loss for the three and nine months ended September 30, 2013 and 2012 causes such securities to be anti-dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock options	2,104	1,374	1,991	1,247
Warrants	40	227	91	158
Conversion premium on the Notes	1,535	—	741	—
Total	3,679	1,601	2,823	1,405

Note 10—RELATED PARTY TRANSACTIONS

Since June 2011, Gary Pace, a member of the Company’s board of directors, has provided consulting services for manufacturing-related activities. On September 11, 2013, the Company entered into a third amendment to its consulting agreement with Dr. Pace. Per the amended agreement, the monthly rate payable to Dr. Pace for his services was reduced from $15,000 to $5,000. The expenses incurred under the consulting arrangement for the three months ended September 30, 2013 and 2012 were less than $0.1 million. The expenses incurred under the consulting agreement for the nine months ended September 30, 2013 and 2012 were less than $0.2 million and $0.1 million, respectively. At both September 30, 2013 and December 31, 2012, the amount payable to Dr. Pace was less than $0.1 million.

The Company’s Chief Medical Officer, Gary Patou, is also a partner of MPM Asset Management, or MPM, a stockholder in the Company. The Company contracted with MPM for Dr. Patou’s services. On September 11, 2013, the Company entered into a third amendment to its services agreement with MPM. Per the amended agreement, the monthly service fee payable to MPM for Dr. Patou's services increased from approximately $16,000 to approximately $26,000. Expenses incurred by the Company relating to Dr. Patou’s services for the three months ended September 30, 2013 and 2012 were less than $0.1 million. The Company also incurred expenses relating to Dr. Patou’s services for the nine months ended September 30, 2013 and 2012 of $0.2 million and $0.3 million, respectively. At both September 30, 2013 and December 31, 2012, the amount payable to MPM was approximately $0.1 million.

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

The amendments provide that the Landlord will pay a one-time tenant improvement allowance in the amount of $1.6 million for costs relating to the initial design and construction of the Company’s improvements that are permanently affixed to the premises. It also provides that the Company can increase the tenant improvement allowance by an amount not to exceed $1.4 million for base building work. Monthly basic rent is not adjusted on account of any portion of the base building allowance paid to the Company. If the Company fails to utilize the tenant improvement allowance by June 30, 2015, any unused amounts will revert back to the Landlord, and the Company will have no further rights with respect thereto. The Company has received a total of $0.5 million in tenant improvement allowances as of September 30, 2013.

In May 2013, the Company entered into an agreement with Sorrento Montaña, L.P. to lease warehouse space in San Diego, California to be used primarily for the storage of inventory. The Company intends to make certain improvements to the space, including the repair or replacement of any existing HVAC units and the repair of roof systems, electrical systems and plumbing systems. The lease term expires on August 31, 2020. The Company also has a lease for its corporate headquarters in Parsippany, New Jersey, which expires in June 2017.

As of September 30, 2013, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year
2013 (remaining three months)	$1,095
2014	4,765
2015	4,978
2016	5,130
2017	5,072
2018 through 2020	13,734
Total	$34,774

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Quarterly Report on Form 10-Q, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, regarding our plans and expectations regarding EXPAREL; the success of our commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the indications of EXPAREL to include nerve block; our manufacturing, commercialization and marketing capabilities; regulatory developments in the United States and foreign countries; our ability to obtain and maintain intellectual property protection; the accuracy of our estimates regarding expenses and capital requirements; and the loss or hiring of key scientific or management personnel. In some cases, you can identify these statements by forward-looking words, such as “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “forecast,” “foresee,” “likely,” “may,” “should,” “goal,” “target,” “might,” “could,” “predict,” “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Overview

We are a specialty pharmaceutical company focused on the development, commercialization, and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL®, a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia. We have developed a sales force entirely dedicated to commercializing EXPAREL, which we commercially launched in April 2012. Following a pilot program, effective October 1, 2013, we appointed CrossLink BioScience, LLC, or CrossLink, for a term of five years as the exclusive third-party distributor to promote and sell EXPAREL for orthopedic and spine surgeries in the United States, with the exception of certain geographical areas and accounts.

We sell our other approved product, DepoCyt(e), to commercial partners. DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We also partner with other companies who desire access to our proprietary DepoFoam extended release drug delivery technology to conduct research, feasibility, and formulation work with their products.

We expect to continue to incur significant expenses as we commercialize EXPAREL; advance the development of other product candidates; pursue the use of EXPAREL in additional indications such as nerve block; seek FDA approval for our product candidates that successfully complete clinical trials; and develop our sales force and marketing capabilities to prepare for their commercial launch. In 2012, we initiated two pivotal nerve block trials comparing the effect of EXPAREL versus placebo through a femoral nerve block study for total knee arthroplasty and an intercostal block study in posterolateral thoracotomy procedures. In May 2013, we reported positive findings from the first part of our femoral nerve block study for total knee arthroplasty; the final part of this study is still ongoing. In August 2013, we reported that the intercostal nerve block study for posterolateral thoracotomy did not achieve its primary endpoint. The FDA has previously indicated to us at its end of

Phase 2 meeting that a single pivotal trial meeting its primary endpoint would be sufficient to gain approval for the nerve block indication, assuming demonstration of adequate safety. We plan to submit data from the ongoing femoral nerve block study to demonstrate efficacy and safety, as well as safety data from the intercostal nerve block study, for a supplemental U.S. Food and Drug Administration New Drug Application, or sNDA, anticipated in early 2014. We believe that this new indication will present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir, and pump needed to continuously deliver bupivacaine.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

The following table provides information regarding our revenues during the periods indicated (in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2013	2012		2013	2012
Net product sales:
EXPAREL	$20,018	$4,550	340%	$45,683	$6,835	568%
DepoCyt(e)	2,390	—	N/A	3,837	3,080	25%
DepoDur	—	—	N/A	—	63	(100)%
Total net product sales	22,408	4,550	392%	49,520	9,978	396%
Collaborative licensing and development
revenue	243	3,484	(93)%	729	16,574	(96)%
Royalty revenue	608	452	35%	1,737	2,082	(17)%
Total revenues	$23,259	$8,486	174%	$51,986	$28,634	82%

Revenues increased by $14.8 million, or 174%, to $23.3 million in the three months ended September 30, 2013, as compared to $8.5 million in the three months ended September 30, 2012. The increase was driven by EXPAREL net product sales, which for the three months ended September 30, 2013 were $20.0 million, a $15.5 million increase over the three months ended September 30, 2012. We sell EXPAREL to wholesalers (including AmerisourceBergen Health Corp., Cardinal Health, Inc., and McKesson Drug Company), but drop-ship the product directly to individual accounts such as hospitals, ambulatory surgery centers, and doctors. The wholesalers do not stock EXPAREL and we generate sales through our relationships with the individual accounts. Since the launch of EXPAREL in April of 2012 through the end of the third quarter of 2013, 1,732 accounts have ordered EXPAREL compared to 556 at the end of the third quarter of 2012. During the third quarter of 2013, we added 297 new accounts. The strong demand for EXPAREL has continued due to major hospital system formulary wins and orders from orthopedic centers. There have also been positive indications of demand growth due to approval for use of EXPAREL at major military institutions, as well as the completion of drug evaluations leading to a reduction of restrictions and thus improved physician access. DepoCyt(e) net product sales were $2.4 million for the three months ended September 30, 2013 and we had no DepoCyt(e) net product sales in the three months ended September 30, 2012 due to the selective recall of DepoCyt(e) as recommended by the European Medicines Agency.

The increase in net product sales was offset by a reduction in collaborative licensing and development revenue of $3.2 million for the three months ended September 30, 2013, as compared to the same period in 2012, which was primarily driven by the recognition of deferred milestone revenue in connection with the termination of a licensing agreement with Novo Nordisk, or Novo, in June 2012.

Revenues increased by $23.4 million, or 82%, to $52.0 million in the nine months ended September 30, 2013, as compared to $28.6 million in the nine months ended September 30, 2012. The increase was driven by EXPAREL net product sales of $45.7 million, as compared to $6.8 million in the nine months ended September 30, 2013, due to increased market penetration in soft tissue and orthopedics, which facilitated the addition of 913 new accounts during the nine months ended September 30, 2013. The increase in net product sales was offset by a reduction in collaborative licensing and development revenue of $15.8 million for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to the recognition of deferred revenue during 2012 in connection with the termination of the EKR Therapeutics, Inc. agreement and Novo agreement.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated (in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2013	2012		2013	2012
Cost of goods sold	$14,791	$9,287	59%	$36,396	$22,072	65%
Cost of collaborative licensing and
development	—	—	N/A	—	395	(100)%
Total cost of revenues	$14,791	$9,287	59%	$36,396	$22,467	62%

Cost of revenues increased by $5.5 million, or 59%, to $14.8 million in the three months ended September 30, 2013, as compared to $9.3 million for the three months ended September 30, 2012. Cost of goods sold increased primarily due to a higher volume of EXPAREL sales. The improvement in cost of goods sold as a percentage of net product sales during the three months ended September 30, 2013 as compared to 2012 was driven by (i) increased utilization of our facility to manufacture EXPAREL, (ii) a decrease in consulting costs and (iii) the significant increase in EXPAREL sales to offset the substantial level of fixed cost infrastructure for operating two cGMP facilities. This improvement was partially offset by the impact of Suite C batches in preparation for approval submission, which cannot be sold for commercial use and, therefore, were expensed during the three months ended September 30, 2013.

Cost of revenues increased by $13.9 million, or 62%, to $36.4 million in the nine months ended September 30, 2013, as compared to $22.5 million in the nine months ended September 30, 2012. This is mainly driven by a higher volume of EXPAREL sales in 2013 since the product was launched in April 2012. There was no cost of collaborative licensing and development revenue for the nine months ended September 30, 2013 due to the termination of services performed under the Novo agreement.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated (in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2013	2012		2013	2012
Research and development expense	$5,962	$3,527	69%	$16,724	$6,693	150%

Research and development expenses increased by $2.5 million, or 69%, to $6.0 million in the three months ended September 30, 2013, as compared to $3.5 million in the three months ended September 30, 2012 due to the following:

•	Salaries and benefits increased by $1.6 million primarily driven by a $1.4 million increase in stock-based compensation expense;

•
Clinical development expenses increased by $0.4 relating to our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy; and

•	Product development expenses increased by $0.5 million related to a potential new manufacturing process for EXPAREL.

Research and development expenses increased by $10.0 million, or 150%, to $16.7 million in the nine months ended September 30, 2013, as compared to $6.7 million in the nine months ended September 30, 2012 due to the following:

•	Salaries and benefits increased by $2.9 million primarily driven by a $2.4 million increase in stock-based compensation expense;

•	Clinical development expenses increased by $5.8 million mainly for the two nerve block trials;

•	Product development expenses increased by $0.6 million related to a potential new manufacturing process for EXPAREL; and

•	Pre-clinical expenses increased by $0.7 million for a toxicity study in animals.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general, and administrative expenses during the periods indicated (in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2013	2012		2013	2012
General and administrative	$5,305	$4,682	13%	$14,636	$11,542	27%
Sales and marketing	10,015	6,696	50%	27,700	21,401	29%
Total selling, general, and administrative
expenses	$15,320	$11,378	35%	$42,336	$32,943	29%

Selling, general, and administrative expenses increased by $3.9 million, or 35%, to $15.3 million in the three months ended September 30, 2013, as compared to $11.4 million in the three months ended September 30, 2012 due to the following:

•
General and administrative expenses increased by $0.6 million primarily due to increases in salaries and benefits, including $0.5 million in stock-based compensation expense, associated with our increased headcount to support the commercial and manufacturing growth of EXPAREL; and

•
Sales and marketing expenses increased by $3.3 million primarily due to a $2.7 million increase in project-related spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, along with other selling initiatives and promotional activities, and a $0.6 million increase in salaries and benefits driven by an increase in the number of our field-based medical health science personnel.

Selling, general, and administrative expenses increased by $9.4 million, or 29%, to $42.3 million in the nine months ended September 30, 2013, as compared to $32.9 million in the nine months ended September 30, 2012 due to the following:

•
General and administrative expenses increased by $3.1 million primarily due to increases in salaries and benefits, including $1.2 million in stock-based compensation expense, associated with our increased headcount to support the commercial and manufacturing growth of EXPAREL; and

•
Sales and marketing expenses increased by $6.3 million primarily due to a $5.0 million increase in project-related spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, along with other selling initiatives and promotional activities, and a $1.3 million increase in salaries and benefits driven by an increase in the number of our field-based medical health science personnel.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated (in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2013	2012		2013	2012
Interest income	$62	$87	(29)%	$207	$218	(5)%
Interest expense	(1,892)	(456)	315%	(5,325)	(1,464)	264%
Loss on early extinguishment of debt	—	—	N/A	(3,398)	(1,062)	220%
Royalty interest obligation	(132)	378	(135)%	(379)	(47)	706%
Other, net	(8)	(48)	(83)%	(30)	(111)	(73)%
Total other expense, net	$(1,970)	$(39)	4,951%	$(8,925)	$(2,466)	262%

Total other expense, net, increased by $1.9 million to $2.0 million in the three months ended September 30, 2013, primarily due to a $1.4 million increase in interest expense driven by the amortization of the debt discount related to the equity component of the $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, along with increased interest expense from higher debt balances.

Total other expense, net, increased by $6.4 million, or 262%, to $8.9 million in the nine months ended September 30, 2013, as compared to $2.5 million in the nine months ended September 30, 2012. This is primarily due to a $3.9 million increase in interest expense driven by the amortization of the debt discount related to the equity component of the Notes and a higher interest expense from increased debt balances, as well as a $3.4 million loss on the extinguishment of debt from the termination of the Oxford Credit Facility in January 2013 offset by a $1.1 million loss on extinguishment of the Hercules Credit Facility in May 2012.

Income Tax Benefit

The following table provides information regarding our income tax benefit during the periods indicated (in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2013	2012		2013	2012
Income tax benefit	$—	$—	N/A	$442	$—	N/A

In February 2013, we received $0.4 million from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development, and selling, general and administrative activities primarily related to the development of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock and common stock, secured and unsecured notes and borrowings under debt facilities, product sales, collaborative licensing and development revenue, and royalty revenue. In January 2013, we received net proceeds from the sale of the Notes of $115.3 million.

We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of September 30, 2013, we had an accumulated deficit of $284.5 million, cash and cash equivalents, restricted cash, and short-term investments of $83.8 million, and a working capital deficit of $5.3 million, primarily the result of the classification of the Notes as a current liability as discussed in Note 7, Debt and Financing Obligations.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$(36,936)	$(48,951)
Investing activities	(58,159)	(51,881)
Financing activities	88,352	63,373
Net decrease in cash and cash equivalents	$(6,743)	$(37,459)

Operating Activities

During the nine months ended September 30, 2013 and 2012, our net cash used in operating activities was $36.9 million and $49.0 million, respectively. The $12.1 million decrease in net cash used in operating activities was driven primarily by an increase in collections of $36.9 million from EXPAREL net product sales, offset by increased operating expenses incurred for the ongoing pivotal trials of EXPAREL, increases in the number of our field-based medical health science personnel, and various promotional and educational programs to support EXPAREL.

Investing Activities

During the nine months ended September 30, 2013 and 2012, our net cash used in investing activities was $58.2 million and $51.9 million, respectively. The $6.3 million increase in cash used in investing activities was primarily due to the $19.3 million net increase in investment of the net proceeds from our Notes in short-term investments, offset by a $8.9 million decrease in contingent consideration payments to Skyepharma and a $4.2 million decrease in purchases of fixed assets.

Financing Activities

During the nine months ended September 30, 2013 and 2012, our net cash provided by financing activities was $88.4 million and $63.4 million, respectively. During the nine months ended September 30, 2013, our net cash provided by financing activities was primarily attributable to our private offering of the Notes, which after deducting financing costs, net proceeds were $115.3 million. We used $30.1 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on our credit facility with Oxford Finance LLC, or the Oxford Credit Facility, and $2.6 million of costs related to the repayment of debt. During the nine months ended September 30, 2012, our net cash provided by financing activities was primarily attributable to an offering of 6,900,000 shares of common stock.

Debt Facilities

On January 23, 2013, we completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019. The net proceeds from the offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013, and will mature on February 1, 2019. As of September 30, 2013, we had $120.0 million in outstanding principal under the Notes.

We used $30.1 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on the Oxford Credit Facility. In connection with such termination, we paid the remaining principal amount of $27.5 million as well as accrued interest, certain prepayment fees, and an end of term charge in the aggregate amount of $2.6 million.

On or after August 1, 2018 until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. Additionally, during any calendar quarter commencing after the calendar quarter ending June 30, 2013, the holders have the right to convert when our stock price closes at or above 130% of the conversion price then applicable (the "Consecutive Sales Price") during a period of at least 20 (whether or not consecutive) out of the last 30 consecutive trading days of any given quarter. During the three months ended September 30, 2013, the requirements with respect to the Consecutive Sale Price were met and, as a result, the Notes are redeemable until December 31, 2013. See Note 7, Debt and Financing Obligations, to our consolidated financial statements included herein for additional details.

The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities. The Indenture contains customary events of default with respect to the Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the Notes will automatically become due and payable.

Future Capital Requirements

We believe that our existing cash and cash equivalents, restricted cash, short-term investments and revenue from product sales will be sufficient to enable us to fund our operating expenses and capital expenditure requirements and to service our indebtedness for at least the next 12 months. However, the holders of the Notes have the ability to elect to redeem the Notes at any time during the quarter ended December 31, 2013. We do not believe such action will be taken since the market price of the Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event conversion of the Notes did occur, we may not have enough cash on hand to pay the holders the principal plus the conversion premium and may need to refinance the Notes, although there is no assurance we will be able to do so.

We may require additional debt or equity financing to meet our working capital requirements. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. We expect to continue to incur substantial additional operating losses as we commercialize EXPAREL and develop and seek regulatory approval for our other product candidates. In addition, we expect to incur additional expenses to add operational, financial, and information systems and personnel, including personnel, to support our planned product commercialization efforts.

Our future use of operating cash and capital requirements will depend on many factors, including the following:

•	our ability to successfully continue our commercialization of EXPAREL;

•	the costs of our commercialization activities for EXPAREL;

•	the cost and timing of expanding our manufacturing facilities and purchasing manufacturing and other capital equipment for EXPAREL and our other product candidates;

•	the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval and the pivotal nerve block trials;

•	the scope, progress, results, and costs of development for additional indications for EXPAREL and for our other product candidates;

•	the cost, timing, and outcome of regulatory review of our other product candidates;

•	the extent to which we acquire or invest in products, businesses, and technologies;

•	the extent to which we choose to establish collaboration, co-promotion, distribution, or other similar agreements for our product candidates; and

•	the costs of preparing, submitting, and prosecuting patent applications and maintaining, enforcing, and defending intellectual property claims.

To the extent that our capital resources are insufficient to meet our future operating and capital requirements, we will need to finance our cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements, or other financing alternatives. The covenants under the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital Advisors LLC, or Paul Capital, may limit our ability to obtain additional debt financing. We have no committed external sources of funds. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all.

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, or product candidates or to grant licenses on terms that may not be favorable to us.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of September 30, 2013, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.

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

In May 2013, we entered into an agreement with Sorrento Montaña, L.P., or the Landlord, to lease approximately 21,000 square feet of warehouse space in San Diego, California to be used primarily for storage of inventory. We intend to make certain tenant improvements to the space, including (but not limited to) the repair or replacement of any existing HVAC units and the repair of roof systems, electrical systems, and plumbing systems. The lease term expires on August 31, 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2013 by $0.2 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities, and/or money market funds that invest in such securities. At September 30, 2013, all cash, cash equivalents, and available for sale securities mature within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of September 30, 2013, we had approximately $0.7 million in receivables from customers denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would have a potential impact on our revenue of $0.2 million for the quarter ended September 30, 2013.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)                      Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer, and Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with the participation of the Company’s management, our President, Chief Executive Officer, and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)                      Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results, financial condition, or cash flows.

Item 1A. RISK FACTORS

In addition to the risks described in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. The risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only risks facing our company.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Conversion of the Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress the price of our common stock.
The conversion of the Notes into shares of our common stock, to the extent that we choose not to deliver all cash for the conversion value in excess of the principal amount, will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Notes may encourage short selling by market participants due to this dilution or may facilitate trading strategies involving the Notes and our common stock.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

10.1	First Amendment to Commercial Outsourcing Services Agreement, by and between the Company and Integrated Commercialization Services, Inc., dated August 1, 2013.* †

10.2	Amendment #3 to Services Agreement, by and among, the Company, MPM, and Dr. Gary Patou, dated September 11, 2013.*

10.3	Third Amendment to Consulting Agreement, by and between the Company and Gary Pace, dated September 11, 2013.*

31.1	Certification of President, Chief Executive Officer, and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of President, Chief Executive Officer, and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text.

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

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	October 31, 2013	/s/ DAVID STACK
David Stack
President, Chief Executive Officer, and Chairman
(Principal Executive Officer)

Dated:	October 31, 2013	/s/ JAMES SCIBETTA
James Scibetta
Chief Financial Officer
(Principal Financial Officer)