Form 10-K
period 2013-12-31
Pacira Pharmaceuticals, Inc.
filed 2014-02-25
CIK 1396814

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of 20,909,360 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the NASDAQ on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, of $29.00 per share was $606,371,440. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 14, 2014, 33,714,015 shares of the registrant's common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant's proxy statement for the 2014 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant's fiscal year ended December 31, 2013.

2

Forward-Looking Statements
This Annual Report on Form 10-K and certain other communications made by us contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications of EXPAREL, including nerve block and the related timing and success of a supplemental U.S. Food and Drug Administration New Drug Application; the Company’s plans to evaluate and pursue additional DepoFoam-based product candidates; clinical studies in support of an existing or potential DepoFoam based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); and our commercialization and marketing capabilities. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including those discussed below in Part I-Item 1A. Risk Factors. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.
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
Pacira®, DepoFoam®, DepoCyt® (U.S. registration), DepoCyte® (EU registration), EXPAREL®, the Pacira logo and other trademarks or service marks of Pacira appearing in this Annual Report on Form 10-K are the property of Pacira. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.
Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of pharmaceutical products, based on our proprietary DepoFoam® drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. We operate in one reportable segment. On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL®, a liposome injection of bupivacaine, an amide-type local anesthetic indicated for infiltration into the surgical site to produce postsurgical analgesia for up to 72 hours. We believe EXPAREL addresses a significant unmet medical need for a long-acting non-opioid postsurgical analgesic, resulting in simplified postsurgical pain management and reduced opioid consumption, leading to improved patient outcomes and enhanced hospital economics. We have developed an internal sales force entirely dedicated to commercializing EXPAREL, which we commercially launched in April 2012. In addition, following a pilot program, effective October 1, 2013, we appointed CrossLink BioScience, LLC, or CrossLink, for a term of five years as the exclusive third-party distributor to promote and sell EXPAREL for orthopedic and spine surgeries in the United States, with the exception of certain geographical areas and accounts subject to change and adjustments by mutual agreement.
Our net sales for EXPAREL in 2013 were $76.2 million, and our net sales for EXPAREL in our fiscal quarter ended December 31, 2013, which was the seventh quarter of our launch, were $30.5 million. A total of 2,106 accounts have ordered EXPAREL since launch through December 31, 2013, with approximately 250 accounts having ordered more than $100,000 of EXPAREL by the end of 2013. During the fourth quarter of 2013, we added 374 new accounts, averaging 29 new accounts per week. We believe EXPAREL will ultimately become a major hospital pharmaceutical brand.
In addition to EXPAREL, DepoFoam is also the basis for our other FDA-approved commercial product, DepoCyt(e), which we manufacture for our commercial partners, as well as our other product candidates. For the years ended December 31, 2013, 2012 and 2011 sales of EXPAREL accounted for 89%, 37% and 0% of total revenues and Depocyt(e) 10%, 15% and 66%, respectively.
Our current product portfolio and product candidate pipeline is summarized in the table below:

Product(s)/Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
EXPAREL	Postsurgical analgesia by infiltration	Marketed in U.S.	Pacira (worldwide)
	Postsurgical analgesia-nerve block	Phase 3	Pacira (worldwide)
Bupivacaine Liposome Injectable Suspension	Veterinary postsurgical analgesia	Filed INAD	Aratana Therapeutics, Inc. (worldwide)

Product(s)/Product Candidate(s)	Primary Indication(s)	Status	Commercialization Rights
DepoCyt(e)	Lymphomatous meningitis	Marketed in U.S.	Sigma-Tau Pharmaceuticals
		Marketed in E.U.	Mundipharma International
DepoNSAID	Acute pain	Preclinical	Pacira (worldwide)
DepoMethotrexate	Oncology	Preclinical	Pacira (worldwide)
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

•
demonstrating the economic benefits of EXPAREL, working directly with managed care payers, quality improvement organizations, Key Opinion Leaders, or KOLs, in the field of postsurgical pain management and leading influence hospitals in conducting Phase 4 retrospective and prospective trials and drug utilization evaluations;

•
servicing the commercial audiences that are rapidly adopting EXPAREL in local infiltration procedures, including not only the soft tissue surgical audiences that were the focus of the launch, but more recently expanding our education to audiences including the orthopedic, spine, and anesthesia (infiltration into the transverse abdominus plane—iTAP) who require similar education and training to ensure consistent, proper and safe use of the product;

•	obtaining FDA approval for nerve block indication for EXPAREL;

•	leveraging the development success of EXPAREL in the animal health market through our commercial partner for Bupivacaine Liposome Injectable Suspension to serve the companion animal market;

•	manufacturing all our DepoFoam-based products, including EXPAREL, in facilities compliant with current Good Manufacturing Practices, or cGMP;

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

EXPAREL-Our Lead Product
Based on our clinical data, EXPAREL provides continuous and extended postsurgical analgesia for up to 72 hours and reduces the consumption of opioid medications. We believe EXPAREL will simplify postsurgical pain management, minimize breakthrough episodes of pain and has the potential to result in improved patient outcomes and enhanced hospital economics.
Our EXPAREL strategy has several principal elements:

1)	Replace the use of bupivacaine via elastomeric pumps as the foundation of a multimodal regimen for long-acting postsurgical pain management. Based on our clinical data, EXPAREL:

•	extends postsurgical analgesia for up to 72 hours, from approximately eight hours or less;

•	utilizes existing postsurgical infiltration administration techniques;

•	dilutes easily with saline to reach desired volume;

•	is a ready-to-use formulation; and

•	facilitates treatment of both small and large surgical sites.

2)
Become the foundation of a long- acting postsurgical pain management regimen in order to reduce and delay opioid usage. Based on the clinical data from our Phase 3 hemorrhoidectomy trial as well as our retrospective health outcomes studies data, EXPAREL:

•	significantly delays and reduces opioid usage while improving postsurgical pain management;

•	delays first opioid usage to approximately 14 hours post-surgery, compared to approximately one hour for placebo;

•	significantly increases the percentage of patients requiring no opioid rescue medication through 72 hours post-surgery, to 28% compared to 10% for placebo;

•	results in 45% less opioid usage at 72 hours post-surgery compared to placebo; and

•	increases the percentage of patients who are pain free at 24 hours post-surgery compared to placebo.

3)	Improve patient satisfaction and outcomes. We believe EXPAREL:

•
provides effective pain control without the need for expensive and difficult-to-use delivery technologies that extend the duration of action for bupivacaine, such as elastomeric bags, or opioids administered through patient-controlled analgesia, or PCA, when considered as part of a multimodal postsurgical pain regimen;

•	reduces the need for patients to be constrained by elastomeric bags and PCA systems, which are clumsy, difficult to use and may introduce catheter-related issues, including infection;

•	promotes maintenance of early postsurgical pain management, which may reduce the time spent in the intensive care unit; and

4)	Develop and seek approval of additional indications for EXPAREL, including for nerve block administration. We believe the nerve block indication for EXPAREL:

•	presents a low-cost opportunity for clinical development; and

•	enables us to fully leverage our manufacturing and sales infrastructure.

EXPAREL Health Economic Benefits
In addition to being efficacious and safe, we believe that EXPAREL provides health economic benefits that play an important role in formulary decision-making and that these health economic benefits are an often over-looked factor in planning for the commercial success of a pharmaceutical product. Several members of our management team have extensive experience applying health economic outcomes research to support the launch of successful commercial products. Our strategy is to work directly with our hospital C-suite customers, group purchasing organizations, integrated health networks, quality improvement organizations, KOLs in the field of postsurgical pain management and leading influence hospitals and to provide them with retrospective and prospective studies to demonstrate the economic benefits of EXPAREL.
Our national, regional, and local analyses assessing retrospective health outcomes, conducted in conjunction with hospital customer groups utilizing their own hospital databases, revealed that the use of opioids for postsurgical pain control is a significant driver of hospital resource consumption, including higher hospitalization costs, longer length of stay, and higher readmission rates.

Phase 4 Clinical Studies
We recently completed our IMPROVE program, a series of open-label prospective Phase 4 clinical studies evaluating the differences in postsurgical opioid use and health economic outcomes in patients undergoing open colectomy, ileostomy reversal, and lap colectomy. Findings consistently showed reduction in median length of hospital stay, mean hospitalization costs, and mean opioid consumption.
Additionally, we conducted a Phase 4 study (the “TRANSCEND” trial) in patients undergoing gynecologic or colorectal surgery. Prior to surgery, patients received either EXPAREL or sham (normal saline) iTAP as part of a multimodal pain regimen. The study goal was to demonstrate the utility of EXPAREL by achieving either co-primary endpoint of Day 3 Overall Benefit of Analgesia Score (OBAS) or total opioid rescue. A pre-planned interim analysis was performed on the first 39 patients recruited, which revealed a signal in one of the co-primary endpoints (OBAS), but poor compliance with the algorithm for total opioid rescue in the protocol and no signal for that co-primary endpoint. As a result, the decision was made not to continue the trial, but rather to analyze all of the patients recruited up to that point (n=67). In this analysis, the total opioid rescue continued to show no signal (with only 35 percent of patients protocol compliant), while the OBAS demonstrated an advantage for EXPAREL (P<0.05) compared to the sham-treated group.
EXPAREL Regulatory Plan
The NDA for EXPAREL was approved on October 28, 2011, using a 505(b)(2) application. The initial FDA approval of EXPAREL is for single-dose infiltration into the surgical site to produce postsurgical analgesia.
EXPAREL consists of bupivacaine encapsulated in DepoFoam, both of which are used in FDA-approved products:

•	Bupivacaine, a well-characterized generic anesthetic/analgesic, has an established safety profile and over 20 years of use in the United States.

•	DepoFoam, modified to meet the requirements of each product, is used to extend the release of the active drug substances in the products DepoCyt(e) and the no-longer marketed DepoDur.

The FDA, as a condition of EXPAREL approval, has required us to study EXPAREL in pediatric patients. We have agreed to a trial timeline where, over several years, we will study pediatric patient populations in descending order starting with 12 to 18 year olds and ending with children under two years of age.
Additional Indications
We are pursuing several additional indications for EXPAREL and expect to submit a supplemental U.S. Food and Drug Administration New Drug Application, or sNDA, for nerve block administration. We believe that this additional indication for EXPAREL presents a low-cost opportunity for clinical development and will allow us to fully leverage our manufacturing and commercial infrastructure.
Nerve block is a general term used to refer to the injection of local anesthetic onto or near nerves for control of pain. Nerve blocks can be single injections but have limited duration of action. When extended pain management is required, a catheter is used to deliver bupivacaine continuously using an external pump. According to Thomson Data, over eight million nerve block procedures were conducted in the United States in 2008, with over four million of these procedures utilizing bupivacaine. EXPAREL is designed to provide extended pain management with a single injection utilizing a narrow gauge needle.
In 2012, we initiated two pivotal nerve block trials comparing the effect of EXPAREL versus placebo through a femoral nerve block study for total knee arthroplasty and an intercostal block study for posterolateral thoracotomy procedures. In May 2013, we reported positive findings from the first part of our femoral nerve block study for total knee arthroplasty; the final part of this study is still ongoing. In August 2013, we reported that the intercostal nerve block study for posterolateral thoracotomy did not achieve its primary endpoint. The FDA has previously indicated to us at its end of Phase 2 meeting that a single pivotal trial meeting its primary endpoint would be sufficient to gain approval for the nerve block indication, assuming demonstration of adequate safety. We plan to submit data from the ongoing femoral nerve block study to demonstrate efficacy and safety, as well as safety data from the intercostal nerve block study, for an sNDA, anticipated in early 2014. We believe that this new indication will present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir and pump needed to continuously deliver bupivacaine.

Sales and Marketing
We have built our marketing and sales organization to commercialize EXPAREL and our product candidates in the United States. We intend to out-license commercialization rights for other territories. Our goal is to retain significant control over the development process and commercial execution for our product candidates, while participating in a meaningful way in the economics of all products that we bring to the market.
Our commercial team, consisting of both sales representatives and scientific and medical affairs professionals, executes on a full range of activities for EXPAREL, including:

•	providing publications and abstracts showing the EXPAREL clinical program efficacy and safety, health outcomes program and review articles on pain management;

•
working in tandem with hospital staff, such as registered nurses, surgeons, heads of quality, pharmacists and C-level executives, to provide access and resources for drug utilization (DUE) or medication use evaluations (MUE), and Health Outcomes Studies, which provide retrospective and prospective analyses for our hospital customers using their own hospital data to demonstrate the true cost of opioid-based postsurgical pain control;

•
working with KOLs and advisory boards to address topics of best practice techniques as well as guidelines and protocols for the use of EXPAREL, meeting the educational and training needs of our physician, surgeon, anesthesiologist, pharmacist and registered nurse customers; and

•
undertaking education initiatives such as center of excellence programs, preceptorship programs, pain protocols and predictive models for enhanced patient care, interactive discussion forums, web-based training and virtual launch programs.

Initially at launch, we outsourced our dedicated commercial sales force through our relationship with Quintiles Commercial US, Inc., or Quintiles. On January 28, 2013, this sales force transitioned from Quintiles employees to Pacira employees. They are supported by our current marketing team as well as teams of healthcare professionals, including medical affairs, scientific affairs and nursing teams, who support our formulary approval and customer education initiatives. Additionally, on October 1, 2013, we entered into an agreement with CrossLink to act as a local agent and lead partner in collaboration with additional distributors to promote and sell EXPAREL in select territories in the United States for postsurgical pain management following orthopedic and spine procedures.
In order to increase the speed with which we address market segments, or to increase our access to market segments that we are currently not addressing, we may expand our sales resources in the future directly or by developing additional relationships with third parties that agree to sell our product.
The primary target audience for EXPAREL is healthcare practitioners who influence pain management decisions, including surgeons, anesthesiologists, pharmacists and nurses.
DepoFoam-Our Proprietary Drug Delivery Technology
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
We believe DepoFoam formulation provides several technical, regulatory and commercial advantages over competitive technologies, including:

•	Convenience. Our DepoFoam products are ready to use and do not require reconstitution or mixing with another solution, and can be used with patient-friendly narrow gauge needles and pen systems;

•
Multiple regulatory precedents. Our current and past DepoFoam products, including DepoCyt(e) and DepoDur, have been approved in the United States and Europe, making regulatory authorities familiar with our DepoFoam technology;

•	Extensive safety history. Our DepoFoam products have over ten years of safety data as DepoCyt(e) has been sold in the United States since 1999;

•	Proven manufacturing capabilities. We make the DepoFoam-based products, EXPAREL and DepoCyt(e) in our cGMP facilities;

•	Flexible time release. Encapsulated drug releases over a desired period of time, from 1 to 30 days;

•	Favorable pharmacokinetics. Decrease in adverse events associated with high peak blood levels, thereby improving the utility of the product;

•	Shortened development timeline. Does not alter the native molecule, potentially enabling the filing of a 505(b)(2) application; and

•	Aseptic manufacturing and filling. Enables use with proteins, peptides, nucleic acids, vaccines and small molecules.
Other Products
DepoCyt(e)
DepoCyt(e) is a sustained-release liposomal formulation of the chemotherapeutic agent cytarabine utilizing our DepoFoam technology. DepoCyt(e) is indicated for the intrathecal treatment of lymphomatous meningitis, a life-threatening complication of lymphoma, a cancer of the immune system. Lymphomatous meningitis can be controlled with conventional cytarabine, but because of the drug’s short half-life, a spinal injection is required twice per week, whereas DepoCyt(e) is dosed once every two weeks in an outpatient setting. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We recognized revenue from DepoCyt(e) of $8.4 million from our commercial partners in 2013.
Product Candidates
DepoNSAID
Our preclinical product candidates, extended release formulations of NSAIDs, are designed to provide the benefits of injectable NSAIDs with a prolonged duration of action in order to improve patient care and ease of use in the acute pain environment. Currently available injectable systemic products provide a four to six hour duration of action. We believe that there is an unmet medical need for a product which could provide a local infiltration since the mode of action for NSAIDs is by local activity. A product developed for local infiltration should provide pain relief with a much lower dose of NSAID and potentially avoid the side effects commonly associated with the systemic use of these agents. We have DepoFoam formulations for several NSAIDs, and we expect to select a lead product candidate in 2014.
Commercial Partners and Agreements
SkyePharma Holdings, Inc.
In connection with the stock purchase agreement related to the Acquisition, we agreed to pay SkyePharma Holdings, Inc., or Skyepharma, specified contingent milestone payments related to EXPAREL sales as set forth below:
(i)$10.0 million upon first commercial sale in the United States;
(ii)$4.0 million upon first commercial sale in a major EU country (United Kingdom, France,
Germany, Italy and Spain);
(iii)$8.0 million when annual net sales collected reach $100.0 million;
(iv)$8.0 million when annual net sales collected reach $250.0 million; and
(v)$32.0 million when annual net sales collected reach $500.0 million.

The first contingency was resolved in April 2012, resulting in a $10.0 million payment to Skyepharma.
Additionally, we agreed to pay to Skyepharma 3% of net sales of EXPAREL collected in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain. Such obligations to make percentage payments will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. The expiration date of the last valid claim will occur in 2018. Cumulatively through December 31, 2013, Skyepharma has earned $2.4 million of percentage payments on net sales of EXPAREL collected. We have the right to cease paying the 3% percentage payments in the event that Skyepharma breaches certain covenants not to compete contained in the stock purchase agreement. In the event that we cease to sell EXPAREL and begin marketing a similar replacement product for EXPAREL, we would no longer be obligated to make percentage payments, but we may be required to make certain milestone payments upon reaching certain sales milestones.
For additional information related to the Skyepharma agreement, please refer to Note 6, Goodwill and Intangible Assets, in the Consolidated Financial Statements.
Research Development Foundation
Pursuant to an agreement with one of our stockholders, the Research Development Foundation, or RDF, we are required to pay RDF a low single-digit royalty on the collection of revenues from our DepoFoam-based products, for as long as certain patents assigned to us under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by us, in connection with our bankruptcy or insolvency or if we directly or indirectly oppose or dispute the validity of the assigned patent rights.
Sigma-Tau Pharmaceuticals, Inc.
In December 2002, we entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc. regarding the sale of DepoCyt. Pursuant to the agreement, Enzon was appointed the exclusive distributor of DepoCyt in the United States and Canada for a ten-year term. In January 2010, Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, acquired the rights to sell DepoCyt from Enzon Pharmaceuticals for the United States and Canada. Under the supply and distribution agreement, we supply unlabeled DepoCyt vials to Sigma-Tau for finished packaging. Under these agreements, we receive a fixed payment for manufacturing the vials of DepoCyt and an additional royalty payment, if Sigma-Tau’s quarterly net sales exceed a certain amount, which brings total payments in the thirty percent range on sales by Sigma-Tau in the United States and Canada.
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
Mundipharma International Holdings Limited
In June 2003, we entered into an agreement granting Mundipharma International Holdings Limited, or Mundipharma, exclusive marketing and distribution rights to DepoCyte in the European Union and certain other European countries. This agreement has a term of 15 years, and after that term expires, continues year to year unless terminated by us or by Mundipharma upon no less than 12 months written notice.
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
Paul Capital Advisors LLC
On March 23, 2007, we entered into an amended and restated royalty interests assignment agreement with Paul Capital Advisors LLC, or Paul Capital, pursuant to which we assigned to Paul Capital the right to receive a portion of our royalty payments from DepoCyt(e) and DepoDur. The original agreement was entered into prior to the Acquisition by Skyepharma in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Royalty Interests Assignment Agreement” and “Risk Factors-Risks Related to Our Financial Condition and Capital Requirements.” Under our financing arrangement with Paul Capital, upon the occurrence of certain events, Paul Capital may require us to repurchase the right to receive royalty payments that we assigned to it, or may foreclose on certain assets that secure our obligations to Paul Capital. Any exercise by Paul Capital of its right to cause us to repurchase the assigned right or any foreclosure by Paul Capital would adversely affect our results of operations and our financial condition. This financing arrangement terminates on December 31, 2014.
Aratana Therapeutics, Inc.
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
In connection with our entry into the agreement, we received a one-time payment of $1.0 million and are eligible to receive up to an additional aggregate $42.5 million upon the achievement of development and commercial milestones, of which we received $0.5 million in 2013. Once the product has been approved by the Food and Drug Administration for sale in the United States, Aratana will pay us a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will pay us a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.
Either party has the right to terminate the license agreement in connection with (i) an insolvency event involving the other party that is not discharged in a specified period of time, (ii) a material breach of the agreement by the other party that remains uncured for a specified cure period or (iii) the failure to achieve a minimum annual revenue as set forth in the agreement, all on specified notice. We may terminate the agreement in connection with (i) Aratana’s failure to pay any amounts due under the agreement, (ii) Aratana’s failure to achieve regulatory approval in a particular jurisdiction with respect to such jurisdiction or (iii) Aratana’s failure to achieve its first commercial sale within a certain amount of time on a country by country basis after receiving regulatory approval, all on specified notice. Aratana may terminate the license agreement (i) upon the entry of a generic competitor for animal health indications on a country by country basis or (ii) at any time on a country by country basis except with respect to the United States and any country in the European Union, all on specified notice. The parties may also terminate the license agreement by mutual consent. The license agreement will terminate automatically if we terminate the supply agreement. In the event that the License Agreement is terminated, all rights to the product (on a jurisdiction by jurisdiction basis) will be terminated and returned to us.
Unless terminated earlier pursuant to its terms, the license agreement is effective until December 5, 2027, after which Aratana has the option to extend the agreement for an additional five (5) year term, subject to certain requirements.
CrossLink BioScience, LLC
Effective October 1, 2013, we and CrossLink commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “Agreement”). We entered into the Agreement on March 11, 2013, which provided for an initial small-scale pilot period commencing on April 1, 2013 and ending on September 30, 2013 (the “Pilot Period”), during which CrossLink was appointed as the exclusive distributor of EXPAREL for certain specified accounts. The Agreement permitted either party to terminate the Agreement within 15 days prior to the expiration of the Pilot Period, and unless such termination was effected, the Agreement would automatically renew for a term of five years, commencing on October 1, 2013 and ending on September 30, 2018 (the “Term”). Neither party provided notice of termination, and upon the commencement of the Term, certain performance metrics and payment terms became effective, and CrossLink’s distribution territory expanded.

Under the Agreement, we appointed CrossLink as the exclusive third-party distributor during the Term to promote and sell EXPAREL for orthopedic and spine surgeries in the United States, with the exception of certain geographical areas and accounts (the “Territory”). The prices and purchasing terms related to sales of EXPAREL are determined by us, and all orders are subject to acceptance or rejection by us. CrossLink is entitled to receive commissions on its sales of EXPAREL in the Territory, subject to certain conditions and adjustments. CrossLink may receive additional performance-based payments if it achieves certain sales goals, and we may terminate the Agreement if CrossLink fails to meet certain minimum performance metrics.

CrossLink and any sub-distributors engaged by CrossLink pursuant to the terms of the Agreement are subject to certain obligations and restrictions, including required compliance with certain laws and regulations, confidentiality obligations and our policies. The Agreement contains customary representations and warranties and mutual indemnification obligations. In addition, CrossLink and its sub-distributors are prohibited from promoting, selling or distributing any competitive products during the Term.

Pacira and CrossLink have mutual termination rights under the Agreement, and we have additional unilateral termination rights under certain circumstances. The Agreement also permits us to terminate the Agreement without cause effective September 30, 2016, subject to certain terms and conditions set forth in the Agreement.

Significant Customers

We had three customers each comprising 10% or more of our total revenue for the year ended December 31, 2013. AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company accounted for 33%, 28%, and 18% of our revenues, respectively. These customers are wholesalers that process orders for EXPAREL under a drop-ship program.

Manufacturing
We manufacture EXPAREL and DepoCyt(e) in two manufacturing facilities that we refer to as the Science Center Campus in San Diego, California. These facilities are designated as Building 1 and Building 6 and are located within two miles of each other on two separate and distinct sites. Our facilities are inspected regularly and approved for pharmaceutical manufacturing by the FDA, the European Medicines Agency, or the EMA, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, the Drug Enforcement Administration, or the DEA, and the Environmental Protection Agency, or the EPA.
We purchase raw materials and components from third party suppliers in order to manufacture EXPAREL. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our drug candidates. We also purchase raw materials and equipment from third party suppliers, for the manufacture of DepoCyt(e). While we have not experienced shortages of our raw materials in the past, such suppliers may not sell these raw materials to us at the times that we need them or on commercially reasonable terms and we do not have any control over the process or timing of the acquisition of these raw materials from our suppliers.
All manufacturing of products, initial product release and stability testing are conducted by us in accordance with cGMP.
Building 1 is an approximately 84,000 square foot concrete structure located on a five acre site. It was custom built as a pharmaceutical R&D and manufacturing facility in August 1995. Activities in this facility include the manufacture of EXPAREL bulk pharmaceutical product candidate in a dedicated production line and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods, research and development, the coordination of clinical and regulatory functions, and general administrative functions. To date, the bulk manufacturing of all EXPAREL product sold to the marketplace has occurred in a manufacturing line housed in what we refer to as Suite A. We are currently working to expand our manufacturing capacity and anticipate receiving FDA approval for our newly installed manufacturing line, referred to as Suite C, in the second quarter of 2014. Combined with Suite A, we expect Suite C to significantly increase our manufacturing capacity and ability to meet the growing demand for EXPAREL. We plan to further expand our manufacturing capacity either directly or through third parties as demand for EXPAREL increases.
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
Patents and Patent Applications
We seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2013, there are over 14 families of patents and patent applications relating to various aspects of the DepoFoam delivery technology. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These patents generally have a term of 20 years from the date of the nonprovisional filing unless referring to an earlier filed application. Some of our U.S. patents have a term from 17 years from the grant date. Our issued patents expire at various dates in the future, with the last currently issued patent expiring in 2019.
In regards to patents providing protection for EXPAREL, issued patents in the United States relating to the composition of the product candidate and methods for modifying the rate of drug release of the product candidate expire in September 2018 and January 2017, respectively. A patent relating to compositions including EXPAREL, but not EXPAREL specifically, expired in November 2013. Pending U.S. applications relating to the composition of the product candidate and the process for making the product candidate, if granted, would expire in September 2018 and November 2018, respectively. In Europe, granted patents related to the composition of the product candidate expire in November 2014 and September 2018. Pending applications in Europe relating to methods of modifying the rate of drug release of the product candidate and the process for making the product candidate, if granted, would expire in January 2018 and November 2018, respectively. In April 2010, a provisional patent was filed relating to a new process to manufacture EXPAREL and other DepoFoam-based products. The process offers many advantages to the current process, including larger scale production and lower manufacturing costs. In April 2011, we filed a non-provisional patent application which, if granted, could prevent others from using this process until 2031. Furthermore, a non-exclusively licensed patent of ours relating to EXPAREL was allowed in Europe with an expiration date in October 2021 and was extended in the United States until October 2023.

Trade Secrets and Proprietary Information
Trade secrets play an important role in protecting DepoFoam-based products and provide protection beyond patents and regulatory exclusivity. The scale-up and commercial manufacture of DepoFoam products involves processes, custom equipment and in-process and release analytical techniques that we believe are unique to us. The expertise and knowledge required to understand the critical aspects of DepoFoam manufacturing steps requires knowledge of both traditional and non-traditional emulsion processing and traditional pharmaceutical production, overlaid with all of the challenges presented by aseptic manufacturing. We seek to protect our proprietary information, including our trade secrets and proprietary know-how, by requiring our employees, consultants and other advisors to execute proprietary information and confidentiality agreements upon the commencement of their employment or engagement. These agreements generally provide that all confidential information developed or made known during the course of the relationship with us be kept confidential and not be disclosed to third parties except in specific circumstances. In the case of our employees, the agreements also typically provide that all inventions resulting from work performed for us, utilizing our property or relating to our business and conceived or completed during employment shall be our exclusive property to the extent permitted by law. Where appropriate, agreements we obtain with our consultants also typically contain similar assignment of invention obligations. Further, we require confidentiality agreements from third parties that receive our confidential data or materials.
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
EXPAREL is competing with elastomeric pump/catheter devices intended to provide bupivacaine over several days. I-FLOW Corporation (acquired by Kimberly-Clark Corporation in 2009) has marketed these medical devices in the United States since 2004. In addition, we anticipate that EXPAREL will compete with currently marketed bupivacaine and opioid analgesics such as morphine.
Government Regulation
Federal Food, Drug and Cosmetic Act
Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, debarment, partial or total suspension of production or withdrawal of the product from the market. The FDA must approve any new drug, including a new dosage form or new use of a previously approved drug, prior to marketing in the United States. All applications for FDA approval must contain, among other things, information relating to safety and efficacy, pharmaceutical formulation, stability, manufacturing, processing, packaging, labeling and quality control.
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

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approvals for any of our product candidates on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the trial on a clinical hold because of, among other things, concerns about the conduct of the clinical trial or about exposure of human research subjects to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. In addition, the FDA requires to amend an existing IND for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, covering each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the clinical trial commences at that center, and it must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time, or from time to time, on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
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

In addition, sponsors may elect to conduct, or be required by the FDA to conduct, post-approval clinical trials to further assess the drug’s safety or effectiveness after NDA approval. Such post approval trials are typically referred to as Phase 4 clinical trials.
Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things. In addition, 505(b)(2) applications must contain a patent certification for each patent listed in FDA’s “Orange Book” that covers the drug referenced in the application and upon which the third-party studies were conducted. For some drugs, the FDA may require risk evaluation and mitigation strategies, or REMS, which could include medication guides, physician communication plans, or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Upon receipt, the FDA has 60 days to determine whether the NDA is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established timeframes. Under PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review cycle for New Molecular Entities , or NMEs, within six months of the 60 day filing date, and for Non-NMEs within six months of the date of receipt. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs for NMEs within ten-months of the 60 day filing date, and for Non-NMEs within ten months of the date of receipt. Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, negotiations regarding REMS, or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.
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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet, and off-label promotion. While physicians may prescribe for off-label uses, manufacturers may only promote for the approved indications and in accordance with the provisions of the approved label. The FDA has very broad enforcement authority under the FDCA, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing entities to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.
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

For example, in the European Economic Area, or EEA (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•
The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA (the Reference Member State, or RMS), this National MA can be recognized in other Member States (the Concerned Member States, or CMS) through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SPC, and a draft of the labeling and package leaflet, which are sent to the CMS for their approval. If the CMS raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e. in the RMS and the CMS). If one or more CMS raise objections based on a potential serious risk to public health, the application is referred to the Coordination group for Mutual recognition and Decentralized procedure for human medicinal products, or CMDh, which is composed of representatives of the EEA Member States. If a consensus cannot be reached within the CMDh the matters is referred for arbitration to the CHMP, which can reach a final decision binding on all EEA Member States. A similar process applies to disputes between the RMS and the CMS in the Mutual Recognition Procedure.

As with FDA approval, we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing, or distribution, would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.
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

Some third-party payers also require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies or place limits on the amount of reimbursement. While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, the announcement or adoption of these proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate at a reasonable return on investment.
In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers, or that an adequate level or reimbursement will be available so that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.
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
Manufacturing Requirements
We must comply with applicable FDA regulations relating to the FDA’s cGMP regulations. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with these and other statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
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
In particular, the federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. The term “remuneration” is not defined in the federal Anti-Kickback Statute and has been broadly interpreted to include anything of value, including gifts, discounts, the provision of goods and services, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of payments, ownership interests and providing anything at less than its fair market value. In addition, the Health Care Reform Law, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the Health Care Reform Law provides that the federal government may assert that a reimbursement claim for items or services resulting from a violation of 42 U.S.C. § 1320a-7b constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes a penalty of $5,000 against any person who is determined to have presented or caused to be presented claims to a federal health care program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Moreover, the lack of uniform court interpretation of the Anti-Kickback Statute makes compliance with the law difficult.
Recognizing that the federal Anti-Kickback Statute is broad and may prohibit innocuous or beneficial arrangements within the healthcare industry, the statute establishes certain exemptions from the statutory prohibition and authorizes additional exemptions by regulation. Pursuant to this authority, the U.S. Department of Health and Human Services’ Office of Inspector General, or OIG, issued regulations in July of 1991, and periodically since that time, which the OIG refers to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure pharmaceutical companies, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Although full compliance with these provisions ensures against prosecution under the federal Anti-Kickback Statute, the failure of a transaction or arrangement to fit within a specific safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the federal Anti-Kickback Statute will be pursued. However, conduct and business arrangements that do not fully satisfy an applicable safe harbor may result in increased scrutiny by government enforcement authorities, such as the OIG or federal prosecutors. Additionally, there are certain statutory exceptions to the federal Anti-Kickback Statute, one or more of which could be used to protect a business arrangement, although we understand that OIG is of the view that an arrangement that does not meet the requirements of a regulatory safe harbor does not satisfy the corresponding statutory exception, if any, under the federal Anti-Kickback Statute.
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
Another development affecting the healthcare industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The civil False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The qui tam provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought by private individuals has increased dramatically. In addition, various states have enacted false claim laws analogous to the False Claims Act. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. Liability arises, primarily, when an entity knowingly submits, or causes another to submit, a false claim for reimbursement to the federal government. The False Claims Act has been used to assert liability on the basis of inadequate care, kickbacks and other improper referrals, improperly reported government pricing metrics such as Best Price or Average Manufacturer Price, improper use of Medicare numbers when detailing the provider of services, improper promotion of off-label uses (i.e., uses not expressly approved by the FDA in a drug’s label), and allegations as to misrepresentations with respect to the services rendered. Our activities relating to the reporting of discount and rebate information and other information affecting federal, state and third-party reimbursement of our products, and the sale and marketing of our products and our service arrangements or data purchases, among other activities, may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the cost of defending such claims, as well as any sanctions imposed, could adversely affect our financial performance.
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
Healthcare Privacy and Security Laws
We may be subject to, or our marketing activities may be limited by, HIPAA, and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to “business associates”-independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
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
Employees
As of December 31, 2013, we had 310 employees, of which two were part-time. All of our employees are located in the United States. None of our employees are represented by a labor union, and we consider our current employee relations to be good.
Available Information
We file reports and other information with the SEC as required by the Exchange Act. We make available free of charge through our website (http://www.pacira.com) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors & Media,” as a source of information about us. The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this Annual Report on Form 10-K by reference.
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
        We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was approved by the FDA on October 28, 2011 and commercially launched in April 2012. During 2013, sales of EXPAREL constituted a significant portion of our total revenue, and our success depends on our ability to continue to effectively commercialize EXPAREL. Our ability to effectively generate revenues from EXPAREL will depend on our ability to, among other things:

•	create market demand for EXPAREL through our marketing and sales activities and other arrangements established for the promotion of EXPAREL;

•	train, deploy and support a qualified sales force;

•	secure formulary approvals for EXPAREL at a substantial number of targeted hospitals;

•
manufacture EXPAREL in sufficient quantities in compliance with requirements of the FDA and similar foreign regulatory agencies and at acceptable quality and pricing levels in order to meet commercial demand;

•	implement and maintain agreements with wholesalers, distributors and group purchasing organizations on commercially reasonable terms;

•	receive adequate levels of coverage and reimbursement for EXPAREL from commercial health plans and governmental health programs;

•	maintain compliance with regulatory requirements;

•	obtain regulatory approvals for additional indications for the use of EXPAREL;

•	ensure that our entire supply chain efficiently and consistently delivers EXPAREL to our customers; and

•	maintain and defend our patent protection and regulatory exclusivity for EXPAREL.
        Any disruption in our ability to generate revenues from the sale of EXPAREL will have a material and adverse impact on our results of operations.
Our efforts to successfully commercialize EXPAREL are subject to many internal and external challenges and if we cannot overcome these challenges in a timely manner, our future revenues and profits could be materially and adversely impacted.
        EXPAREL has been a marketed drug for less than two years. As a result, we continue to expend significant time and resources to train the sales force to be credible and persuasive in convincing physicians and hospitals to use EXPAREL. In addition, we also must train the sales force to ensure that a consistent and appropriate message about EXPAREL is delivered to our potential customers. If we are unable to effectively train the sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of EXPAREL and its proper administration, our efforts to successfully commercialize EXPAREL could be put in jeopardy, which could have a material adverse effect on our future revenues and profits.
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
        Even if we obtain hospital formulary approval for EXPAREL, physicians must still prescribe EXPAREL for its commercialization to be successful. Because EXPAREL is a relatively new drug with a limited track record of sales in the United States, any inability to timely supply EXPAREL to our customers, or any unexpected side effects that develop from use of the drug, particularly early in product launch, may lead physicians to not accept EXPAREL as a viable treatment alternative.
        If EXPAREL does not achieve broad market acceptance, the revenues that we generate from its sales will be limited. The degree of market acceptance of EXPAREL also depends on a number of other factors, including:

•	changes in the standard of care for the targeted indications for EXPAREL, which could reduce the marketing impact of any claims that we can make;

•	the relative efficacy, convenience and ease of administration of EXPAREL;

•	the prevalence and severity of adverse events associated with EXPAREL;

•	cost of treatment versus economic and clinical benefit, both in absolute terms and in relation to alternative treatments;

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
        The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our major competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as larger research and development staff, more extensive marketing, distribution, sales and manufacturing organizations and experience, more extensive clinical trial and regulatory experience, expertise in prosecution of intellectual property rights and access to development resources like personnel and technology. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies and drug products that are more effective or less costly than EXPAREL or any product candidate that we are currently developing or that we may develop, which could render our products obsolete and noncompetitive or significantly harm the commercial opportunity for EXPAREL or our product candidates.
        As a result of these factors, our competitors may obtain patent protection or other intellectual property rights that may limit our ability to develop other indications for, or commercialize, EXPAREL. Our competitors may also develop drugs that are safer, more effective, useful or less costly than ours and may be more successful than us in manufacturing and marketing their products.
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
If we are unable to establish and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell EXPAREL, we may be unable to generate product revenues.
        We are continuing to build our commercial infrastructure for the marketing, sale and distribution of pharmaceutical products. In order to continue commercializing EXPAREL effectively, we must continue to build our marketing, sales and distribution capabilities. We entered into an agreement with Quintiles for the outsourcing of our specialty sales force, which we then hired as direct employees in January 2013. The establishment, development and training of our sales force and related compliance plans to market EXPAREL is expensive and time consuming. In the event we are not successful in developing our marketing and sales infrastructure, we may not be able to successfully commercialize EXPAREL, which would limit our ability to generate product revenues.
In addition to our internal marketing and sales efforts, we have entered into agreements with third party distributors to promote and sell EXPAREL in certain territories. For example, following a pilot program, effective October 1, 2013, we appointed CrossLink as our exclusive third-party distributor to promote and sell EXPAREL for orthopedic and spine surgeries in the U.S., with the exception of certain geographical areas and accounts, for a five year term. We may seek additional distribution arrangements in the future, including arrangements with third party distributors to commercialize and sell EXPAREL in certain foreign countries. The use of distributors involves certain risks, including risks that such distributors will:

•	not effectively distribute or support our products;

•	not provide us with accurate or timely information regarding their inventories, the number of accounts using our products or complaints about our products;

•	fail to comply with their obligations to us;

•	fail to comply with laws and regulations to which they are subject, whether in the U.S. or in foreign jurisdictions;

•	reduce or discontinue their efforts to sell or promote our products; or

•	cease operations.
Any such failure may result in decreased sales, which would have an adverse effect on our business.
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
        As of December 31, 2013, we had 310 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•
continue the hiring and training of an effective commercial organization for the commercialization of EXPAREL, and establish appropriate systems, policies and infrastructure to support that organization;

•	continue to establish and maintain effective relationships with distributors and commercial partners for the promotion and sale of our products;

•
ensure that our distributors, partners, suppliers, consultants and other service providers successfully carry out their contractual obligations, provide high quality results, and meet expected deadlines;

•	manage our development efforts and clinical trials effectively;

•	expand our manufacturing capabilities;

•	continue to carry out our own contractual obligations to our licensors and other third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.
        We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our development and commercialization goals. Additionally, these tasks may impose a strain on our administrative and operational infrastructure. If we are unable to effectively manage our growth, our product sales and resulting revenues will be negatively impacted.
We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
        We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses, as well as universities, non-profit research organizations and government entities, particularly in the San Diego, California and northern New Jersey areas. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
        Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development and manufacturing expertise for our DepoFoam delivery technology and the commercialization expertise of certain members of our senior management. In particular, we are highly dependent on the skills and leadership of our management team, including David Stack, our president, chief executive officer and chairman. If we lose one or more of these key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel.
        Mr. Stack, our president, chief executive officer and chairman is also a managing director at MPM Capital and a managing partner of Stack Pharmaceuticals, Inc. Although Mr. Stack has devoted substantially all of his business time to our company over the past 12 months, Mr. Stack's responsibilities at MPM Capital and Stack Pharmaceuticals, Inc. might require that he spend less than all his business time managing our company in the future.
        Under our consulting agreement with Gary Patou, M.D., our chief medical officer, he is not required to devote all of his business time to our company. We cannot assure you that Dr. Patou's business time commitment to us will be sufficient to perform the duties of our chief medical officer.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for DepoCyt(e), EXPAREL or product candidates that we may develop and may have to limit their commercialization.
        The use of DepoCyt(e), EXPAREL and any product candidates that we may develop, license or acquire in clinical trials and the sale of any products for which we obtain regulatory approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
        We have obtained limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage on acceptable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of additional commercial products upon FDA approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
If we fail to manufacture EXPAREL in sufficient quantities and at acceptable quality and pricing levels, or to fully comply with cGMP regulations, we may face delays in the commercialization of this product or be unable to meet market demand, and may lose potential revenues.
        The manufacture of EXPAREL requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including the FDA's regulations governing cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval, or criminal prosecution, and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.
        If we are unable to produce the required commercial quantities of EXPAREL to meet market demand for EXPAREL on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of EXPAREL, we will suffer damage to our reputation and commercial prospects and we will lose potential revenues.
We will need to expand our manufacturing operations or outsource such operations to third parties.
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
In addition to expanding our internal manufacturing facilities, we may enter into arrangements with third parties to manufacture, supply, test and/or store EXPAREL or our other products. Entering into such arrangements requires testing and compliance inspections, FDA approvals, and development of the processes necessary for the production of our products. Such arrangements also involve additional risks, many of which would be outside of our control. Such risks include disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of such third party manufacturers to comply with cGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing process, loss of control of our complex manufacturing process, financial risks in connection with our investment in setting up a third party manufacturing process and inabilities to fulfill our commercial needs.
        If we are unable to achieve and maintain satisfactory production yields and quality, whether through our internal manufacturing capabilities or arrangements with contract manufacturers, our relationships with potential customers and overall reputation may be harmed, and our revenues could decrease.
We are currently the sole manufacturer of EXPAREL and DepoCyt(e). Our inability to continue manufacturing adequate supplies of these products could result in a disruption in the supply to our customers and partners, which could have a material adverse impact on our business and results of operations.
        We are currently the sole manufacturer of EXPAREL and DepoCyt(e). We develop and manufacture EXPAREL and DepoCyt(e) at our facilities in San Diego, California, which are the only FDA approved sites for manufacturing EXPAREL and DepoCyt(e) in the world. We may experience temporary or prolonged suspensions in production of our products due to issues in our manufacturing process that must be remediated or in response to inspections conducted by the FDA or similar foreign regulatory authorities, which could have a material adverse effect on our business, financial position and results of operations.
For example, in 2012 we temporarily ceased the manufacturing of DepoCyt(e) for sales in the European Union to implement a remediation plan to address certain issues noted in an inspection report issued by the the Medicines and Healthcare products Regulatory Agency, or MHRA, in July 2012 regarding our DepoCyt(e) manufacturing facility, which is located in a separate building from our EXPAREL manufacturing facility. The assessment report also recommended a selective recall of DepoCyt(e) in European Union (EU) member states where DepoCyt(e) is not considered to be an "essential medicinal product," which contributed to a reduction in product sales of DepoCyt(e) during fiscal year 2012. Although we received notice from the MHRA in January 2013 that our remediation efforts were successful and that we could resume production of DepoCyt(e) for sale in Europe, we may be required in the future to cease manufacturing operations at our facilities in response to inspection reports or other regulatory actions, and such temporary cessations could result in additional costs or delays in the production and sale of our products.
        Our San Diego facilities are also subject to the risks of a natural or man-made disaster, including earthquakes and fires, or other business disruption. In addition, we have obtained limited property and business interruption insurance coverage for our facilities in San Diego. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for EXPAREL and DepoCyt(e) if there were a catastrophic event or failure of our current manufacturing system. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, and would be very time consuming. An inability to continue manufacturing adequate supplies of EXPAREL and DepoCyt(e) at our facilities in San Diego, California could result in a disruption in the supply of EXPAREL and DepoCyt(e), respectively, to our customers and partners and a breach of our contractual obligations to such counterparties.
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
        We purchase certain raw materials and equipment from various suppliers in order to manufacture our products. The acquisition of certain of these materials may require considerable lead times, and our ability to source such materials is also dependent on logistics providers. If we are unable to source the required raw materials and equipment from our suppliers on a timely basis and in accordance with our specifications, we may experience delays in manufacturing and may not be able to meet our customers' or partners’ demands for our products. In addition, we and our third-party suppliers must comply with federal, state and foreign regulations, including cGMP regulations, and any failure to comply with applicable regulations, or failure of government agencies to provide necessary authorizations, may harm our ability to manufacture and commercialize our products on a timely and competitive basis, which could result in decreased product sales and lower revenues.
Our future growth depends on our ability to identify, develop, acquire or in-license products and if we do not successfully identify, develop, acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.
        An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace. However, these business activities may entail numerous operational and financial risks, including:

•	significant capital expenditures;

•	difficulty or inability to secure financing to fund development activities for such development, acquisition or in-licensed products or technologies;

•	incurrence of substantial debt or dilutive issuances of securities to pay for development, acquisition or in-licensing of new products;

•	disruption of our business and diversion of our management's time and attention;

•	higher than expected development, acquisition or in-license and integration costs;

•	exposure to unknown liabilities;

•	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•	inability to retain key employees of any acquired businesses;

•	difficulty entering markets in which we have limited or no direct experience;

•	difficulty in managing multiple product development programs; and

•	inability to successfully develop new products or clinical failure.
        We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical companies and other competitors, including public and private research organizations, academic institutions and government agencies, in our efforts to establish new collaborations and in-licensing opportunities. These competitors likely will have access to greater financial resources, research and development staffs and facilities than us and may have greater expertise in identifying and evaluating new opportunities. We may not be successful in locating and acquiring or in-licensing additional desirable product candidates on acceptable terms or at all. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
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
        Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, human error, unauthorized access, natural disasters, intentional acts of vandalism, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed clinical trials for EXPAREL could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability and the further development of our product candidates may be delayed.
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
Clinical trials may fail to demonstrate the safety and efficacy of our drug products, which could prevent or significantly delay obtaining regulatory approval.
Prior to receiving approval to commercialize any of our drug products, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, and other regulatory authorities in the U.S. and other countries, that each of the products is both safe and effective. For each drug product, we will need to demonstrate its efficacy and monitor its safety throughout the process. If such development is unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.
All of our drug products are prone to the risks of failure inherent in drug development. Clinical trials of new drug products sufficient to obtain regulatory marketing approval are expensive and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent us from receiving regulatory approval or commercializing our drug products. In addition, the results of pre-clinical studies and early-stage clinical trials of our drug products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a drug product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug products is promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval. Pre-clinical and clinical data can be interpreted in different ways.

Accordingly, FDA officials could interpret such data in different ways than we or our partners do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our institutional review boards, our contract research organizations, or we ourselves may suspend or terminate our clinical trials for our drug products. Any failure or significant delay in completing clinical trials for our drug products, or in receiving regulatory approval for the sale of any drugs resulting from our drug products, may severely harm our business and reputation. Even if we receive FDA and other regulatory approvals, our drug products may later exhibit adverse effects that may limit or prevent their widespread use, may cause the FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those drug products from the market.
Our dependence on contract research organizations could result in delays in and additional costs for our drug development efforts.
We may rely on contract research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures, or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement CRO to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable replacement on favorable terms, if at all. Even if we were able to find another CRO to perform a preclinical test or clinical trial, any material delay in a test or clinical trial may result in significant additional expenditures that could adversely affect our operating results. Events such as these may also delay regulatory approval for our drug candidates or our ability to commercialize our products.
We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and sometimes other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and sometimes third parties to manage our trials and to perform related data collection and analysis. However, we may be unable to control the amount and timing of resources that the clinical sites that conduct the clinical testing may devote to our clinical trials. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we will be unable to complete these trials or to complete them as planned, which could delay or prevent us from obtaining regulatory approvals for our product candidates.

Our agreements with clinical investigators and clinical sites for clinical testing and for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our product candidates.
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
        If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the NDA review period or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by EXPAREL or any product candidate could also result in the inclusion of unfavorable information in our product labeling, imposition of distribution or use restrictions, a requirement to conduct post-market studies or to implement a risk evaluation and mitigation strategy, denial, suspension or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of EXPAREL or any product candidate.
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
        Following approval of EXPAREL or any of our product candidates, if we or others later identify previously unknown undesirable side effects caused by such products, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for such products or any products perceived to be similar to such products:

•	regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or contraindications (including boxed warnings);

•	regulatory authorities may suspend or withdraw their approval of the product, or require it to be removed from the market;

•	regulatory authorities may impose restrictions on the distribution or use of the product;

•
we may be required to change the way the product is administered, conduct additional clinical trials, reformulate the product, change the labeling of the product or change or obtain re-approvals of manufacturing facilities;

•	sales of the product may be significantly decreased from projected sales;

•	we may be subject to government investigations, product liability claims and litigation; and

•	our reputation may suffer.
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
        As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients' rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities, by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under federally funded healthcare programs, such as the Medicare and Medicaid programs;

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
        The testing, manufacturing, quality control, labeling, safety, effectiveness, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products EXPAREL and DepoCyt(e) are subject to extensive regulation by governmental authorities in the United States and elsewhere throughout the world. Quality control and manufacturing procedures regarding EXPAREL and DepoCyt(e) must conform to cGMP. Regulatory authorities, including the FDA and the MHRA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure, or the failure of any contract manufacturers with whom we may work in the future, to comply with the laws administered by the FDA, the MHRA or other governmental authorities could result in, among other things, any of the following:

•	product recall or seizure;

•	suspension or withdrawal of an approved product from the market;

•	interruption of production;

•	operating restrictions;

•	warning letters;

•	injunctions;

•	refusal to permit import or export of an approved product;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	consent decrees;

•	suspension or termination of ongoing clinical trials;

•	fines and other monetary penalties;

•	criminal prosecutions; and

•	unanticipated expenditures.
If the government or third-party payers fail to provide coverage and adequate coverage and payment rates for EXPAREL, DepoCyt(e) or any future products we may develop, license or acquire, if any, are unavailable, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
        In both domestic and foreign markets, sales of our existing products and any future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Although hospitals currently receive separate reimbursement for EXPAREL used in the hospital outpatient setting, EXPAREL, DepoCyt(e) or any product candidates that we may develop, in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time and financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
        Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. For example, third-party payers may limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances than we believe is appropriate. In addition, in the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer.
        Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets, as federal, state, and foreign governments continue to propose and pass new legislation designed to reduce or contain the cost of healthcare. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, results of operations, financial condition and prospects.
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

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13.0% of the average manufacturer price for most branded and generic drugs, respectively;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50.0% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D, beginning in 2011;

•	extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, effective March 23, 2010;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in April 2010 and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the Federal Poverty Level beginning in 2014, thereby potentially increasing both the volume of sales and manufacturers' Medicaid rebate liability;

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
        In addition, other legislative changes have been proposed and adopted since the Health Care Reform Law was enacted. For example, on August 2, 2011, the President signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. As a result of the failure of the Joint Select Committee to propose, and of Congress to enact, deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021, the Budget Control Act provides for automatic cuts to be made to most federal government programs, which, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Pursuant to the American Taxpayer Relief Act of 2012, which was enacted by Congress on January 1, 2013, the imposition of these automatic cuts was delayed until March 1, 2013. On March 1, 2013, the President signed an executive order implementing the automatic budget reductions. Pursuant to that order, payments to Medicare providers for services furnished on or after April 1, 2013 were reduced by 2%. In addition, the new law, among other things, reduces Medicare inpatient payment amounts to hospitals and increases the statute of limitations for recovering overpayments from three years to five years. The full impact on our business of this new law, assuming it is implemented, is uncertain. Nor is it clear whether other legislative changes will be adopted or how such changes would affect the demand for our products.
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
        In July 2012, the President signed into law the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law makes several significant changes to the Federal Food, Drug, and Cosmetic Act and FDA's processes for reviewing marketing applications that could have a significant impact on the pharmaceutical industry, including, among other things, the following:

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

•	revises certain standards and requirements for FDA inspections of manufacturing facilities and the importation of drug products from foreign countries;

•	creates incentives for the development of certain antibiotic drug products;

•	modifies the standards for accelerated approval of certain new medical treatments;

•	expands the reporting requirements for potential and actual drug shortages;

•	requires the FDA to issue a report on, among other things, ensuring safe use of prescription drugs that have the potential for abuse;

•	requires the FDA to hold a public meeting regarding the potential rescheduling of drug products containing hydrocodone, which was held in January 2013; and

•	requires electronic submission of certain marketing applications following the issuance of final FDA regulations.
        The full impact of FDASIA on our business is uncertain.
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
        For example, we are aware of at least one long-acting injectable bupivacaine product in development which utilizes an alternative delivery system to EXPAREL. Such a product is similar to EXPAREL in that it also extends the duration of effect of bupivacaine, but achieves this clinical outcome using a completely different drug delivery system as compared to our DepoFoam drug delivery technology.
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
        Because EXPAREL has been approved by the FDA, one or more third parties may challenge the patents covering this product, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing bupivacaine and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA's Orange Book with respect to our NDA for EXPAREL; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-

party's generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for EXPAREL, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party's ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party's ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party's ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management's attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.
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
        The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

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

•
the issued patents covering our product candidates may not provide a basis for commercially viable active products, may not provide us with any competitive advantages, may not have sufficient scope or strength to protect the technologies they were intended to protect or may be challenged by third parties;

•	others may design around our patent claims to produce competitive products that fall outside the scope of our patents;

•	we may not develop or in-license additional proprietary technologies that are patentable;

•	patents of others may have an adverse effect on our business; or

•	competitors may infringe our patents and we may not have adequate resources to enforce our patents.
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
        Some of our older patents have already expired. In the case of DepoCyt(e), key patents providing protection in Europe have expired. In the case of EXPAREL our European patent application has been granted and provides protection through November 2018. In the United States, our application is pending, and if granted, would provide protection for EXPAREL in the United States through November 2018, an existing formulation patent for EXPAREL will expire in November 2013. Once our patents covering EXPAREL have expired, we will be more reliant on trade secrets to protect against generic competition.
        We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, through confidentiality and non-disclosure agreements, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Policing unauthorized use of our trade secrets or enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, trade secret laws in other countries may not be as protective as they are in the United States. Thus, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
In order to protect the goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the “Pacira”, “EXPAREL”, “DepoCyt” and “DepoCyte” marks with the U.S. Patent and Trademark Office. A third party may assert a claim that one of our marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or objections by the FDA could force us to select a new name for one of our product candidates, which could cause us to incur additional expense or delay the commercialization of such product.
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
        We are a specialty pharmaceutical company with a limited operating history. We have focused primarily on developing and commercializing EXPAREL. We have incurred losses in each year since our inception in December 2006, including net losses of $63.9 million, $52.3 million and $43.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had an accumulated deficit of $296.4 million. These losses, among other things, have had, and will continue to have, an adverse effect on our stockholders' equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL. As a result, we expect to continue to incur significant losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
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
        We were incorporated in December 2006 and have been conducting operations with respect to EXPAREL since March 2007. Our operations to date include organizing and staffing our company, conducting product development activities, including clinical trials and manufacturing development activities, for EXPAREL and manufacturing and related activities for DepoCyt(e) and DepoDur. Further, we worked to establish our commercial infrastructure for EXPAREL, which we launched in the second quarter of 2012. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.
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

•	maintaining our existing manufacturing facilities and expanding our manufacturing capacity, including installing specialized processing equipment for the manufacturing of EXPAREL;

•	our execution of other collaborative, licensing, distribution, manufacturing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our future development programs;

•	any product liability or intellectual property infringement lawsuit in which we may become involved;

•	regulatory developments affecting EXPAREL or the product candidates of our competitors; and

•	the level of underlying hospital demand for EXPAREL and wholesaler buying patterns.
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
        We have significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. Our net operating loss carryforwards and research and development tax credits may expire and not be used. Our net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2015 for state purposes if we have not used them prior to that time, and our federal tax credits will begin expiring in 2028 unless previously used. Our state tax credits carry forward indefinitely. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 because we experienced a cumulative change in ownership of more than 50% within a three-year period. Such an ownership change was triggered by the cumulative ownership changes arising as a result of the completion of our initial public offering and our other financing transactions. Because of the ownership change, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that we can utilize annually in the future to offset taxable income or tax, respectively. Such an annual limitation will significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.
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
        Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 14, 2014, the trading prices of our stock have ranged from $6.16 to $71.92 per share.
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
        Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes issued in our private offering completed on January 23, 2013, or Notes, as described below, or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
        As of December 31, 2013, our total consolidated gross indebtedness was $120.0 million, all of which was unsecured indebtedness, and our subsidiaries had no indebtedness (in each case, excluding trade payables, intercompany liabilities and income tax-related liabilities).
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
The conditional conversion feature of the Notes, if triggered and elected, may adversely affect our financial condition and operating results.
        Under certain circumstances, holders of the Notes are entitled to convert the Notes to common stock at any time during specified periods at their option. If one or more holders elect to convert their Notes, we would be required to settle any converted principal through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we have reclassified all of the outstanding principal of the Notes as a current rather than long-term liability, which has resulted in a material reduction of our net working capital.
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
        In the future, we may sell additional shares of our common stock to raise capital. Except under limited circumstances, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including upon exercise of our outstanding options or otherwise, will dilute the ownership interest of our common stockholders. In addition, our greater than 5% stockholders may sell a substantial number of their shares in the public market, which could also affect the market price for our common stock. We cannot predict the size of future sales or issuances of our common stock or the effect, if any, that they may have on the market price for our common stock. The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2013, the average per day trading volume of our common stock was 490,136 shares. The issuance and/or sale of substantial amounts of common stock, or the perception that such issuances and/or sales may occur, could adversely affect the market price of our common stock and the trading price of the Notes and impair our ability to raise capital through the sale of additional equity or debts securities.
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
        We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments and such other factors as our board of directors deems relevant.
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our research and development and manufacturing facilities are located in San Diego, California, where we occupy two facilities totaling approximately 106,000 square feet under leases expiring in August 2020. We use these facilities for research and development, manufacturing and general and administrative purposes. We also occupy a warehouse in San Diego primarily used for the storage of inventory under a lease expiring in August 2020. In addition, we maintain our executive offices and our commercial and business development facility in Parsippany, New Jersey, where we occupy approximately 13,000 square feet under a lease expiring in July 2017.
We believe that our manufacturing facilities will be sufficient for our needs with Suites A and C. We intend to add new facilities or expand existing facilities as we add employees, expand our geographic markets and as demand for EXPAREL increases and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
Not applicable.

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

Year Ended 2013	High	Low
Fourth Quarter	$58.22	$45.68
Third Quarter	49.45	28.79
Second Quarter	32.36	24.70
First Quarter	30.94	17.15

Year Ended 2012	High	Low
Fourth Quarter	$19.09	$15.07
Third Quarter	19.31	14.00
Second Quarter	16.93	9.60
First Quarter	12.01	7.38
On February 14, 2013, the closing price of our common stock as reported on The NASDAQ Global Select Market was $68.02 per share and we had approximately 23 holders of record of our common stock.

Comparison of Cumulative Total Returns Since Our IPO *

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
Feb 3, 2011
December 2011
December 2012
December 2013
Pacira Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

	Cumulative Total Return
	February 3, 2011	December 31, 2011	December 31, 2012	December 31, 2013
Pacira Pharmaceuticals, Inc. (PCRX)	$100.00	$123.22	$248.86	$818.95
NASDAQ Composite (^IXIC)	100.00	94.60	109.65	151.66
NASDAQ Biotechnology (^NBI)	100.00	111.01	146.42	242.49
* Assumes $100 invested on February 3, 2011, the date of our IPO (including reinvestment of dividends).
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
Item 6.    Selected Financial Data
The table below provides selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. The following consolidated financial data should be read in conjunction with our consolidated financial statements and related notes included in this report and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" of this annual report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statement of Operations Data
Revenues:
Net product sales	$81,956	$18,191	$6,895	$7,640	$6,324
Collaborative licensing and development revenue	972	18,390	5,074	3,217	4,638
Royalty revenue	2,623	2,503	3,720	3,705	4,044
Total revenues	85,551	39,084	15,689	14,562	15,006
Operating expenses:
Cost of revenues	54,772	32,139	16,739	12,276	12,301
Research and development	21,560	9,937	14,873	18,628	26,233
Selling, general and administrative	62,508	46,306	20,159	6,367	5,020
Impairment of long-lived assets	—	—	3,019	—	—
Total operating expenses	138,840	88,382	54,790	37,271	43,554
Loss from operations	(53,289)	(49,298)	(39,101)	(22,709)	(28,548)
Other (expense) income:
Interest income	259	275	255	146	77
Interest expense	(7,253)	(1,807)	(4,780)	(3,959)	(1,723)
Loss on early extinguishment of debt	(3,398)	(1,062)	—	(184)	—
Royalty interest obligation	(623)	(278)	227	(930)	(1,880)
Other, net	(47)	(111)	71	487	367
Total other expense, net	(11,062)	(2,983)	(4,227)	(4,440)	(3,159)
Loss before income taxes	(64,351)	(52,281)	(43,328)	(27,149)	(31,707)
Income tax benefit	442	—	—	—	—
Net loss	$(63,909)	$(52,281)	$(43,328)	$(27,149)	$(31,707)
Net loss per share:
Basic and diluted net loss per common share	$(1.93)	$(1.72)	$(2.64)	$(47.29)	$(55.32)
Weighted average common shares outstanding:
Basic and diluted	33,181,895	30,331,965	16,437,464	574,072	573,118

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data
Cash and cash equivalents, restricted cash and short-term investments	$73,785	$42,573	$77,452	$27,447	$8,293
Working capital (deficit)	(15,192)	46,766	50,738	14,733	(1,868)
Total assets	169,820	112,054	113,490	66,562	43,954
Long-term liabilities	6,628	32,043	33,310	98,623	52,486
Accumulated deficit	(296,429)	(232,520)	(180,239)	(136,911)	(109,762)
Total stockholders' equity (deficit)	41,249	65,855	48,269	(48,383)	(22,949)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
        The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. As of December 31, 2013, our commercial stage products are EXPAREL and DepoCyt(e).

•
EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic, indicated for administration into the surgical site to produce postsurgical analgesia and was approved by the FDA on October 28, 2011. We commercially launched EXPAREL in April 2012. We ship EXPAREL directly to the end user based on orders placed to wholesalers or directly to us and have no product held by wholesalers.

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the U.S. and Europe.

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses as we commercialize EXPAREL; advance the development of product candidates; pursue the use of EXPAREL in additional indications such as nerve block; seek FDA approval for our product candidates that successfully complete clinical trials; and develop our sales force and marketing capabilities to prepare for their commercial launch.
2013 Highlights and Developments

•
Since the commercial launch of EXPAREL in April 2012 through December 31, 2013, 2,106 accounts have ordered EXPAREL, and during the year ended December 31, 2013, we added 1,287 new accounts. We believe the strong demand for EXPAREL has continued due to major hospital formulary wins and orders from orthopedic centers.

•
Total revenues increased $46.5 million, or 119%, in the year ended December 31, 2013, as compared to 2012, primarily driven by product sales of EXPAREL of $76.2 million, net of allowances for sales returns, prompt payment discounts, volume rebates and distribution service fees payable to wholesalers, for the year ended December 31, 2013.

•
In January 2013, we completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes, or Notes. The net proceeds from the offering, including net proceeds from the exercise in full by the initial purchasers of their option to purchase an additional $10.0 million in aggregate principal amount of the Notes, were $115.3 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us.

•
We internalized the approximately 60-person sales force previously employed by Quintiles Commercial US, Inc., or Quintiles, and further developed a sales and marketing team entirely dedicated to commercializing EXPAREL.

•
In May 2013, we reported positive findings from the first part of our femoral nerve block study comparing the effect of EXPAREL versus placebo for total knee arthroplasty, which was initiated in 2012. The final part of this study is still ongoing and we expect to have final data in March 2014.

•
In August 2013, we reported that the intercostal nerve block study for posterolateral thoracotomy, which was also initiated in 2012, did not achieve its primary endpoint. However, the FDA has previously indicated to us at its end of Phase 2 meeting that a single pivotal trial meeting its primary endpoint would be sufficient to gain approval for the nerve block indication, assuming demonstration of adequate safety. We plan to submit data from the ongoing femoral nerve block study to demonstrate efficacy and safety, as well as safety data from the intercostal nerve block study, for an sNDA, which is anticipated in the second quarter of 2014.

•
Following a pilot program, effective October 1, 2013, we appointed CrossLink BioScience, LLC, or CrossLink, for a term of five years as the exclusive third-party distributor to promote and sell EXPAREL for orthopedic and spine surgeries in the United States, with the exception of certain geographical areas and accounts.

•
We continued the expansion of our manufacturing facility located in San Diego, California, and we anticipate receiving FDA approval for our newly installed manufacturing facility, referred to as Suite C, in the second quarter of 2014. Combined with our current facility, we expect this facility to significantly increase our manufacturing capacity and ability to meet the growing demand for EXPAREL.

•
Research and development expenses increased by $11.6 million, or 117%, for the year ended December 31, 2013, as compared to 2012, driven by, among other things, an increase in clinical development expenses relating to our nerve block trials, described above. We expect to incur additional research and development expenses as we accelerate the development of EXPAREL in additional indications, including nerve block and the pediatric trials required by the FDA for EXPAREL.

Financial Operations Overview
Revenue
Our net product sales are derived from EXPAREL, which we commercially launched in April 2012 in the United States, and DepoCyt(e), which we sell to commercial partners in the United States and Europe. We ship EXPAREL directly to the end user based on orders placed to wholesalers or directly to us. No product is held by wholesalers. We reported EXPAREL product sales of $76.2 million for the year ended December 31, 2013, which is net of allowances for sales returns, prompt payment discounts, volume rebates and distribution service fees payable to wholesalers. DepoCyt(e) net product sales of $5.7 million for the year ended December 31, 2013 were derived from a contractual price on shipments to our commercial partners.
We also generate collaborative licensing and development revenue from our collaborations with third parties who seek to use our DepoFoam technology to develop extended release formulations of their products and product candidates.
Royalties are recognized as the product is sold by our commercial partners and are calculated as a percentage of the net selling price, which is typically net of discounts, returns and allowances incurred by our commercial partners, and net of the agreed upon supply price.
Cost of Revenues
Our cost of revenues consists of the costs associated with our products sold and research and development services provided to our collaboration partners and include the following:

•
manufacturing overhead and fixed costs associated with running two current Good Manufacturing Practices, or cGMP, manufacturing facilities, including allocated rent, utilities, insurance, depreciation and salaries and related costs of personnel, including stock-based compensation, involved with our manufacturing activities;

•	cost of active pharmaceutical ingredients;

•	royalties due to third parties on our revenues;

•	packaging, testing and freight;

•	amortization of our intangible assets;

•	regulatory and pharmacovigilance costs; and

•	cost associated with excess manufacturing capacity and any non-routine shutdown of our facilities, which are charged to cost of revenue as incurred.
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
Clinical trial expenses for our product candidates are a significant component of our current research and development expenses. Product candidates in later stage clinical development generally have higher research and development expenses than those in earlier stages of development, primarily due to the increased size and duration of the clinical trials. We coordinate clinical trials through a number of contracted investigational sites and recognize the associated expense based on a number of factors, including actual and estimated subject enrollment and visits, direct pass-through costs and other clinical site fees.
From the acquisition date through December 31, 2013, we incurred research and development expenses of $145.2 million, which has primarily been for EXPAREL. We have also incurred expenses for our product candidates, including DepoNSAID and DepoMethotrexate. We expect to incur additional research and development expenses as we accelerate the development of EXPAREL in additional indications including nerve block and the pediatric trials required by the FDA for EXPAREL. Completion of clinical trials may take several years or more and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are currently unable to determine our future research and development expenses related to EXPAREL because the requirements of any additional clinical trials of EXPAREL for additional indications have yet to be determined. For example, the FDA has required that we complete a post-approval clinical trial for EXPAREL in pediatric patients. The cost of clinical development may vary significantly due to factors such as the scope, rate of progress, expense and outcome of our clinical trials and other development activities.
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
Our selling, general and administrative costs have increased significantly since we have focused significant resources on building our commercial team for the launch and commercial sale of EXPAREL. Following approval of EXPAREL in October 2011, we hired and trained our Quintiles sales force which was comprised of approximately 60 representatives, whom we transitioned to our employees on January 28, 2013. In 2013, we also hired CrossLink to promote and sell EXPAREL for orthopedic and spine surgeries. We continue to run prospective outcome studies designed for commercial purposes, which do not have any regulatory endpoints and are included in selling, general and administrative expenses. We expect to continue to incur significant selling, general and administrative expenses as we continue to execute our marketing and sales strategies for EXPAREL and implement a variety of programs to educate customers about EXPAREL.
Interest Income (Expense)
Interest income consists of interest earned on our cash and cash equivalents and short-term investments.
Interest expense primarily consists of cash and non-cash interest costs related to our debt holdings. We capitalize interest based on the construction costs for our Suite C manufacturing lines. During 2011, we also incurred interest expense associated with our secured and unsecured notes issued to certain of our investors that converted into common stock upon completion of our initial public offering and negotiated rent deferral payments.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt consists of any remaining unamortized debt issuance costs, warrants and end of term fee, as well as any prepayment penalties, resulting from the prepayment of debt.
Royalty Interest Obligation
Our royalty interest obligation is due under an Amended and Restated Royalty Interests Assignment Agreement, further discussed in "Liquidity and Capital Resources," which provides Paul Capital a right to receive an interest in end user sales relating to DepoCyt(e) and our previously-marketed product, DepoDur. The obligations under the agreement are composed of (i) the difference in the revaluation of our obligations between each reporting period and (ii) the actual royalty interest payments payable for such reporting period.
We record our royalty interest obligation as a liability in our consolidated balance sheets in accordance with ASC 470-10-25, Sales of Future Revenues. We impute interest expense associated with this liability using the effective interest rate method. The effective interest rate may vary during the term of the agreement depending on a number of factors including the actual sales of the products and a significant estimation, performed quarterly, of certain of our future cash flows related to these products during the remaining term of the Amended and Restated Royalty Interests Assignment Agreement which terminates on December 31, 2014. The effect of the change in the estimates is reflected in our consolidated statements of operations as a royalty interest obligation. In addition, such cash flows are subject to foreign exchange movements related to sales of the products denominated in currencies other than U.S. dollars.
Income Tax Expense (Benefit)
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. As of December 31, 2013, we have significant federal and state income tax net operating loss and credit carry forwards, the use of which may be limited by historic and future ownership changes within the meaning of Section 382 of the Internal Revenue Code. Based on the positive and negative evidence available, we believe that it is more likely than not that the benefit from deferred tax assets will not be realized. In recognition of this risk, we have provided a full valuation allowance against our deferred tax assets net of deferred tax liabilities that will generate taxable income during the reversal period.
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
Revenue Recognition
Our principal sources of revenue include (i) sales of EXPAREL in the United States, (ii) sales of DepoCyt(e) in the United States and Europe, (iii) royalties based on sales by commercial partners of DepoCyt(e), and (iv) license fees, milestone payments and reimbursement for development work to third parties. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. We record revenue at the time the product is delivered to the end user. We also recognize revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e) upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with cGMP.
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
Prompt Payment Reserve
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
Our commercial partners can return the products within contractually specified timeframes if the products do not meet the applicable inspection tests. We estimate our return reserves based on our experience with historical return rates. Historically, our product returns have not been material.
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
Collaborative Licensing and Development Revenue
We recognize revenue from reimbursements received in connection with feasibility studies and development work for third parties who desire to utilize our DepoFoam extended release drug delivery technology for their products when our contractual services are performed, provided collectability is reasonably assured. Our principal costs under these agreements include costs for our personnel conducting research and development, our allocated overhead, as well as research and development performed by outside contractors or consultants.
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

We recognize revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, we have no further performance obligations relating to the event and collectability is reasonably assured. If these criteria are not met, we recognize milestone payments ratably over the remaining period of our performance obligations under the applicable collaboration agreement.
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
Stock-Based Compensation
We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards based on estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee's requisite service period, which is generally the vesting period. Because the valuation of stock options is inherently subjective, we estimate the fair value of our stock-based awards using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, and the fair value of the underlying common stock on the date of grant, among other inputs.
The following table summarizes our assumptions used in the Black-Scholes model:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	None	None	None
Risk free interest rate	0.33 - 2.83%	0.84 - 1.70%	1.1 - 2.7%
Expected volatility	68.7%	74.0%	76.8%
Expected term of options	6.22 years	6.76 years	6.73 years

•
Expected Volatility—The expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. Since our initial public offering, we have utilized our available historic volatility data combined with the publicly traded peer historic volatility to determine expected volatility over the expected option term. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development.

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
Results of Operations
Comparison of Years Ended December 31, 2013, 2012 and 2011
Revenues
The following table provides information regarding our revenues during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011	% Increase / (Decrease)
Net product sales:
EXPAREL	$76,218	$14,591	$—	422%	N/A
DepoCyt(e)	5,738	3,537	6,812	62%	(48)%
DepoDur	—	63	83	(100)%	(24)%
Total net product sales	81,956	18,191	6,895	351%	164%
Collaborative licensing and development revenue	972	18,390	5,074	(95)%	262%
Royalty revenue	2,623	2,503	3,720	5%	(33)%
Total revenues	$85,551	$39,084	$15,689	119%	149%
Total revenues increased $46.5 million, or 119%, in the year ended December 31, 2013, as compared to 2012, and net product sales increased $63.8 million, or 351%, in the year ended December 31, 2013, as compared to 2012. These increases were driven primarily from the increase in sales of EXPAREL by $61.6 million, or 422%, in 2013, as compared to 2012, resulting from both a full year of EXPAREL sales in 2013 and continued penetration into the soft tissue and orthopedic markets. Since the launch of EXPAREL in April of 2012 through the year ended December 31, 2013, 2,106 accounts have ordered EXPAREL. During the year ended December 31, 2013, we added 1,287 new accounts. The strong demand for EXPAREL has continued as a result of major hospital system formulary wins due to rapid adoption in orthopedic procedures as well as continued adoption of infiltration into the transversus abdominis plane, or iTAP, for abdominal and genitourinary surgeries. There have also been positive indications of demand growth due to approval for use of EXPAREL at major military institutions, as well as the completion of drug evaluations leading to a reduction of restrictions and thus improved physician access. DepoCyt(e) product sales increased $2.2 million in the year ended December 31, 2013, as compared to 2012, driven by the lifting of a selective recall recommended by the European Medicines Agency where DepoCyt(e) was not considered to be an "essential medicinal product," which resulted in decreased sales in 2012.
The decrease in collaborative licensing and development revenue of $17.4 million, or 95%, in the year ended December 31, 2013, as compared to 2012, was primarily driven by the recognition of deferred revenue in connection with the termination of certain licensing agreements in 2012, which included (i) $11.6 million for EKR Therapeutics, Inc, or EKR, (ii) $4.0 million for Novo Nordisk AS, or Novo, and (iii) $1.8 million for Flynn Pharmaceuticals Limited, or Flynn. We recognized any unamortized deferred revenue related to any milestones received under these agreements over the remaining contract periods, which ended in 2012.
Total revenues increased $23.4 million, or 149%, in the year ended December 31, 2012, as compared to 2011. Net product sales increased $11.3 million, or 164%, in the year ended December 31, 2012, as compared to 2011. In April 2012, we commercially launched EXPAREL resulting in $14.6 million of net product sales during 2012. The increase in EXPAREL product sales was partially offset by a $3.3 million decrease in DepoCyt(e) product sales primarily driven by the selective recall of DepoCyt(e) in Europe.
The increase in collaborative licensing and development revenue of $13.3 million, or 262%, in the year ended December 31, 2012, as compared to 2011 was primarily driven by the recognition of deferred revenue in connection with the termination of certain licensing agreements, which included increases of (i) $10.7 million for EKR, (ii) $1.1 million for Novo and (iii) $1.5 million for Flynn. We recognized any unamortized deferred revenue related to any milestones received under these agreements over the remaining contract periods, which ended in 2012. Royalty revenue decreased $1.2 million, or 33%, in the year ended December 31, 2012, as compared to 2011 due to lower end user sales by our commercial partners due to the selective recall of DepoCyt(e) in Europe.

Cost of Revenues
The following table provides information regarding our cost of revenues during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011	% Increase / (Decrease)
Cost of goods sold	$54,772	$31,744	$15,310	73%	107%
Cost of collaborative licensing and development	—	395	1,429	(100)%	(72)%
Total cost of revenues	$54,772	$32,139	$16,739	70%	92%
Total cost of revenues increased $22.6 million, or 70% in the year ended December 31, 2013 as compared to 2012. Cost of goods sold increased primarily due to a higher volume of EXPAREL sales. The improvement in cost of goods sold as a percentage of net product sales during the year ended December 31, 2013 as compared to 2012 was driven by (i) increased utilization of our facility to manufacture EXPAREL, (ii) a decrease in consulting costs, (iii) the significant increase in EXPAREL sales to offset the substantial level of fixed cost infrastructure for operating two cGMP facilities and (iv) the resumption of production of DepoCyt(e). This improvement was partially offset by the impact of producing Suite C batches in preparation for FDA approval submission, which cannot be sold for commercial use and resulted in $3.7 million of expense during the year ended December 31, 2013. There was no cost of collaborative licensing and development revenue for the year ended December 31, 2013 due to the termination of services performed under a licensing agreement with Novo in 2012.
Total cost of revenues increased $15.4 million, or 92% in the year ended December 31, 2012 as compared to 2011. Cost of goods sold increased by $16.4 million primarily due to (i) the cost of goods for EXPAREL sales which we commercially launched in April 2012, (ii) approximately $3.2 million of expense for the voluntary but non-routine shutdown periods of the EXPAREL manufacturing site for repairs and maintenance and deployment of new manufacturing skids for our Suite C manufacturing expansion project, (iii) $1.3 million charge for corrective actions taken on the DepoCyt(e) manufacturing line based on the remediation plan, inventory replacement and reserve costs due to action taken in response to the report issued by the European Medicines Agency and (iv) EXPAREL production costs, which were previously expensed as incurred until March 2012 when the first commercial batch was produced. We have a substantial level of infrastructure cost relating to running two cGMP facilities and any extended or non-routine shutdown results in these costs being charged directly to cost of goods sold.
Cost of collaborative licensing and development revenue decreased by $1.0 million in the year ended December 31, 2012 as compared to 2011 due to decreased services performed under the agreement with Novo for which we received a notice of termination in June 2012.
Research and Development Expenses
The following table provides information regarding research and development expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011	% Increase / (Decrease)
Research and development	$21,560	$9,937	$14,873	117%	(33)%
Research and development expenses increased by $11.6 million, or 117%, for the year ended December 31, 2013, as compared to 2012, primarily due to the following:

•	Salaries and benefits increased by $3.6 million driven by a $3.2 million increase in stock-based compensation expense;

•
Clinical development expenses increased by $6.2 million relating to our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy;

•	Product development expenses increased by $0.8 million related to a potential new manufacturing process for EXPAREL; and

•	Pre-clinical expenses increased by $0.7 million related to toxicity studies in animals.

Research and development expenses decreased by $4.9 million, or 33%, for the year ended December 31, 2012 as compared to 2011 primarily due to a shift of $10.6 million in EXPAREL related manufacturing development expenses to cost of goods sold following the approval of EXPAREL by the FDA in October 2011. This decrease was partially offset by an increase of $3.6 million in clinical development expenses primarily for the initiation of our Phase 2/3 pivotal trial of EXPAREL administered as a single-dose injection femoral nerve block for total knee arthroplasty surgery, in which the first patient was dosed in September 2012, and start-up costs for our Phase 3 pivotal trial of EXPAREL for intercostal nerve block for thoracotomy. We also had an increase of $2.2 million of research and development expenses on a potential new manufacturing process for EXPAREL.
Selling, General and Administrative Expenses
The following table provides information regarding selling, general and administrative expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011	% Increase / (Decrease)
Sales and marketing	$41,549	$30,332	$10,123	37%	200%
General and administrative	20,959	15,974	10,036	31%	59%
Total selling, general and administrative expenses	$62,508	$46,306	$20,159	35%	130%
Selling, general and administrative expenses increased by $16.2 million, or 35%, in the year ended December 31, 2013 as compared to 2012 primarily due to the following:

•
Sales and marketing expenses increased by $11.2 million to $41.5 million in the year ended December 31, 2013, as compared to $30.3 million in the year ended December 31, 2012, due to a $8.0 million increase in project spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, commission based payments to CrossLink, our Phase 4 trial for infiltration into iTAP, along with other selling initiatives and promotional activities to support the growth of EXPAREL, and a $3.2 million increase in salaries and benefits driven by an increase in the number of our field-based medical health science personnel; and

•
General and administrative expenses increased by $5.0 million to $21.0 million in the year ended December 31, 2013, as compared to $16.0 million in the year ended December 31, 2012, primarily due to increases in salaries and benefits, including $1.4 million of stock-based compensation expense, associated with our increased headcount, as well as infrastructure costs and outside services in areas such as information technology, human resources and finance to support the commercial and manufacturing growth of EXPAREL.

Selling, general and administrative expenses increased by $26.1 million, or 130%, in the year ended December 31, 2012, as compared to 2011, primarily due to the following:

•
Sales and marketing expenses increased by $20.2 million to $30.3 million in the year ended December 31, 2012, as compared to $10.1 million in the year ended December 31, 2011, due to a $12.4 million increase in salaries and benefits associated with our sales force entirely dedicated to commercializing EXPAREL, which was comprised of approximately 60 hospital specialists, seven regional directors and a national sales director; and a $4.6 million increase in project spending of which $3.0 million was promotional costs to support the launch of EXPAREL, including simulcasts, speaker trainings, educational programs, publications, promotional materials and health outcomes collaboratives; and

•
General and administrative expenses increased by $5.9 million to $16.0 million in the year ended December 31, 2012, as compared to $10.0 million in the year ended December 31, 2011, due to increases of $3.1 million in salaries and benefits associated with our increased headcount, and $2.0 million in consulting costs primarily to support our information technology structure and recruiting efforts.

Impairment of Long-Lived Assets
The following table provides information regarding impairment of long-lived assets during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011	% Increase / (Decrease)
Impairment of long-lived assets	$—	$—	$3,019	N/A	(100)%
During the year ended December 31, 2011, an impairment loss of $3.0 million was recognized relating to the following:

•
$1.7 million impairment of intangible assets and certain property, plant and equipment relating to DepoDur due to the notification by EKR in December 2011 of its intent to terminate our licensing, distribution and marketing agreement; and

•
$1.3 million impairment of property, plant and equipment due to our decision made during the fourth quarter of 2011 to change the automation technology process in our EXPAREL production line to expand capacity resulting in certain software and equipment that were no longer utilizable.

Other Income (Expense)
The following table provides information regarding other income (expense) during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Year Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011	% Increase / (Decrease)
Interest income	$259	$275	$255	(6)%	8%
Interest expense	(7,253)	(1,807)	(4,780)	301%	(62)%
Loss on early extinguishment of debt	(3,398)	(1,062)	—	220%	N/A
Royalty interest obligation	(623)	(278)	227	124%	*
Other, net	(47)	(111)	71	(58)%	*
Total other expense, net	$(11,062)	$(2,983)	$(4,227)	271%	(29)%
* We do not believe the percentage change is meaningful.
Total other expense, net increased by $8.1 million, or 271%, to $11.1 million in the year ended December 31, 2013 as compared to $3.0 million in 2012, primarily due to a $5.4 million increase in interest expense. The increase in interest expense is due to the following:

•	$3.5 million increase driven by the amortization of the debt discount related to the equity component of the Notes;

•	$1.0 million increase related to interest expense on higher debt balances; and

•
$0.9 million decrease in capitalized interest related to our Suite C manufacturing expansion project due to a lower interest rate on our Notes as compared to our term loan under the Oxford Credit Facility, which we repaid with the proceeds from the Notes offering.

Additionally, in 2013 we incurred a $3.4 million loss on the extinguishment of the Oxford Credit Facility in January 2013 as compared to a $1.1 million loss on extinguishment of the Hercules Credit Facility in May 2012.
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

•
$0.3 million decrease in interest expense associated with our 2009 and 2010 convertible and secured debt facilities which were converted to common shares in connection with our initial public offering in February 2011.

Additionally, the decrease in interest expense was offset by a $1.1 million loss on the extinguishment of the Hercules
Credit Facility in May 2012. We also recognized a $0.5 million increase in royalty interest obligation expense due to a forecast reduction in end user DepoCyt(e) sales that occurred in 2011 based on plateauing sales trends for DepoCyt(e), the weakening
Euro exchange rate and termination of the EKR agreement.
Income Tax Benefit
The following table provides information regarding our income tax benefit during the periods indicated (in thousands):

	Year Ended December 31,			2013 versus 2012	2012 versus 2011
	2013	2012	2011	% Increase / (Decrease)
Income tax benefit	$442	$—	$—	N/A	N/A
In February 2013, we received $0.4 million from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.
Liquidity and Capital Resources
Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities primarily related to EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible preferred stock and common stock, secured and unsecured notes and borrowings under debt facilities, and revenues.
We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of December 31, 2013, we had an accumulated deficit of $296.4 million, cash and cash equivalents, restricted cash and short-term investments of $73.8 million and a working capital deficit of $15.2 million.
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities	$(43,216)	$(70,130)	$(31,000)
Investing activities	(43,560)	(29,522)	(36,123)
Financing activities	89,165	63,610	87,158
Net increase (decrease) in cash and cash equivalents	$2,389	$(36,042)	$20,035
Operating Activities
For the years ended December 31, 2013, 2012 and 2011, our net cash used in operating activities was $43.2 million, $70.1 million and $31.0 million, respectively. The $26.9 million decrease in net cash used in operating activities in 2013 as compared to 2012 was primarily driven by a $57.2 million increase in collections from EXPAREL net product sales, partially offset by increased operating expenses incurred for commercial manufacturing and the Phase 2/3 EXPAREL nerve block trials, increases in the number of our field-based medical health science personnel, and various promotional and educational programs to support EXPAREL.
The $39.1 million increase in net cash used in operations in 2012 as compared to 2011 was primarily driven by (i) higher selling, marketing and administrative expenses driven by the launch of EXPAREL in April 2012, including the hiring of our sales force dedicated to EXPAREL and our Phase 4 and retrospective studies, (ii) increased manufacturing costs and an increase in inventory in connection with our commercial launch of EXPAREL, and (iii) initiation of our Phase 2/3 EXPAREL nerve block trials.

Investing Activities
For the years ended December 31, 2013, 2012 and 2011, our net cash used in investing activities was $43.6 million, $29.5 million and $36.1 million, respectively. The $14.0 million increase in net cash used in investing activities in 2013 as compared to 2012 was primarily due to a $27.8 million net increase in investment of the net proceeds from our Notes in short-term investments, partially offset by a $8.3 million decrease in contingent consideration payments to Skyepharma and a $5.5 million decrease in purchases of fixed assets.
The $6.6 million decrease in net cash used in investing activities for 2012 as compared to 2011 was primarily driven by a $29.0 million decrease in the purchases, net of redemptions, of short-term investments from the proceeds of our public offerings, partially offset by a (i) $10.0 million contingent milestone payment made in April 2012 to Skyepharma in connection with the first commercial sale of EXPAREL, and a (ii) $12.1 million increase in the purchase of fixed assets relating to the construction of our Suite C manufacturing lines for EXPAREL, which we re-commenced following approval from the FDA in October 2011.
Financing Activities
For the years ended December 31, 2013, 2012 and 2011, our net cash provided by financing activities was $89.2 million, $63.6 million and $87.2 million, respectively. During the year ended December 31, 2013, our net cash provided by financing activities was primarily attributable to our private offering of the Notes, which, after deducting financing costs, provided net proceeds of $115.3 million. We used $30.2 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on the Oxford Credit Facility, as well as a $1.7 million end of term fee, a $0.8 million early prepayment penalty, and $0.2 million of accrued interest.
In April 2012, we raised $62.9 million in net proceeds through a follow-on public offering. Additionally, in May 2012, we borrowed a principal amount of $27.5 million from Oxford Finance LLC and used the funds primarily to repay the remaining principal on the Hercules Credit Facility of $24.2 million, an early prepayment penalty of $0.3 million and the end of term fee of $0.6 million.
Equity Financings
From inception through December 31, 2013, we raised approximately $235 million of net proceeds from the sale of common stock and other equity securities.
Common Stock
In April 2012, we sold 6,900,000 shares at a price of $9.75 per share in a registered public offering of common stock. We raised approximately $62.9 million in net proceeds after deducting underwriting discounts and offering expenses.
Debt Facilities
January 2013 Convertible Notes
On January 23, 2013, we completed our private offering of the Notes. The net proceeds from the offering were $115.3 million, after deducting the initial purchasers' discounts and commissions and the offering expenses payable by us. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013 and will mature on February 1, 2019.
On or after August 1, 2018 until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. Additionally, during any calendar quarter commencing after the calendar quarter ending June 30, 2013, the holders have the right to convert when our stock price closes at or above 130% of the conversion price then applicable (the "Consecutive Sales Price") during a period of at least 20 (whether or not consecutive) out of the last 30 consecutive trading days of any given quarter. During the three months ended December 31, 2013, the requirements with respect to the Consecutive Sale Price were met and, as a result, the Notes are redeemable until March 31, 2014. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. In the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. See Note 8, Debt, to our consolidated financial statements included herein for additional details.

Royalty Interests Assignment Agreement
On March 23, 2007, we entered into the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital, pursuant to which we assigned to Paul Capital the right to receive up to approximately 20% of our royalty payments from DepoCyt(e) and the no-longer marketed DepoDur. The original agreement was entered into prior to the acquisition by the Predecessor in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. To secure our obligations to Paul Capital, we granted Paul Capital a security interest in collateral which includes the royalty payments we are entitled to receive with respect to sales of DepoCyt(e) and DepoDur, as well as to bank accounts to which such payments are deposited. Under our arrangement with Paul Capital, upon the occurrence of certain events, including if we experience a change of control, undergo certain bankruptcy events of us or our subsidiary, transfer any or substantially all of our rights in DepoCyt(e) and/or DepoDur, transfer all or substantially all of our assets, breach certain of the covenants, representations or warranties under the Amended and Restated Royalty Interests Assignment Agreement, or sales of DepoCyt(e) and/or DepoDur are suspended due to an injunction or if we elect to suspend sales of DepoCyt(e) and/or DepoDur as a result of a lawsuit filed by certain third parties, Paul Capital may require us to repurchase the rights we assigned to it at a cash price equal to (a) 50% of all cumulative payments made by us to Paul Capital under the Amended and Restated Royalty Interests Assignment Agreement during the preceding 24 months, multiplied by (b) the number of days from the date of Paul Capital's exercise of such option until December 31, 2014, divided by 365. Under the terms of the Amended and Restated Royalty Interests Assignment Agreement, our initial public offering did not constitute a change of control.
Future Capital Requirements
We believe that our existing cash and cash equivalents and revenue from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and service our indebtedness for at least the next 12 months. However, the holders of the Notes have the ability to elect to convert the Notes at any time during the quarter ended March 31, 2014. We do not believe such action will be taken since the market price of the Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event conversion of the Notes did occur, we may not have enough cash on hand to pay the holders the principal plus the conversion premium and may need to raise additional capital or refinance the Notes, although there is no assurance we would be able to do so on acceptable terms or at all.
We may require additional debt or equity financing to meet our working capital requirements. Our need for additional external sources of funds will depend significantly on the level and timing of our sales of EXPAREL. We expect to continue to incur substantial additional operating losses as we commercialize EXPAREL and develop and seek regulatory approval for our other product candidates. We may also need to invest significant funds to expand our manufacturing capacity for EXPAREL. In addition, we expect to incur additional expenses to add operational, financial and information systems and personnel, including personnel to support our planned product commercialization efforts.
Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

•	our ability to successfully commercialize EXPAREL;

•	the costs of our commercialization activities for EXPAREL;

•	the cost and timing of expanding our manufacturing facilities and purchasing manufacturing and other capital equipment for EXPAREL and our other product candidates;

•	the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval and the pivotal nerve block trials;

•	the scope, progress, results and costs of development for additional indications for EXPAREL and for our other product candidates;

•	the cost, timing and outcome of regulatory reviews of our other product candidates;

•	the extent to which we acquire or invest in products, businesses and technologies;

•	the extent to which we choose to establish collaboration, co-promotion, distribution or other similar agreements for our product candidates; and

•	the costs of preparing, submitting and prosecuting patent applications and maintaining, enforcing and defending intellectual property claims.
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
Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2013 (in thousands):

	Payments due by period
Contractual Obligations (1)	Total	Less than one year	1-3 Years	3-5 Years	More than 5 years
Senior convertible notes - principal (2)	$120,000	$—	$—	$—	$120,000
Senior convertible notes - interest	19,825	3,900	7,800	7,800	325
Lease obligations (3)	33,679	4,765	10,108	10,089	8,717
Total	$173,504	$8,665	$17,908	$17,889	$129,042

(1) This table does not include potential future milestone payments to Skyepharma which could be up to an aggregate of $52.0 million if certain milestones pertaining to net sales of EXPAREL are met. This contingency is described further in Note 6, Goodwill and Intangible Assets, of our consolidated financial statements included herein for additional details.
(2) The amounts displayed in the table above represent management's best estimate of timing with respect to the future convertibility of these instruments. See Note 8, Debt, of our consolidated financial statements included herein for additional details. Additionally, it excludes any conversion premium on the Notes, which may be settled in cash or stock at the Company's discretion. If the Notes were converted at December 31, 2013, it would result in an approximate premium of 2.8 million shares or $158 million of cash.
(3) The amounts consist of operating leases for our corporate headquarters in Parsippany, New Jersey and manufacturing, research and warehouse space in San Diego, California.
Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2013.
Recent Accounting Pronouncements
See Note 2 to the Notes to Consolidated Financial Statements in Item 15 below for discussion of recent accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at December 31, 2013 by $0.1 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities, and/or money market funds that invest in such securities. At December 31, 2013, all cash, cash equivalents and available for sale securities mature within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of December 31, 2013, we had approximately $1.2 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the U.S. dollar relative to the Euro would have decreased our revenue by $0.2 million for the quarter ended December 31, 2013.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements required by this item, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-30 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on their evaluation as of December 31, 2013, our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Management's Report on Internal Control over Financial Reporting
Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our management is responsible for establishing and maintaining adequate "internal control over financial reporting," as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The effectiveness of our internal control over financial reporting as of December 31, 2013 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pacira Pharmaceuticals, Inc.
        We have audited Pacira Pharmaceuticals, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacira Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Pacira Pharmaceuticals, Inc.'s internal control over financial reporting based on our audit.
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
        In our opinion, Pacira Pharmaceuticals, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on the COSO criteria.
        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013 and our report dated February 25, 2014, which included an explanatory paragraph with respect to the Company's convertible senior notes, expressed an unqualified opinion thereon.
/s/ CohnReznick LLP
Roseland, New Jersey
February 25, 2014

Item 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2014 annual stockholders' meeting and is incorporated by reference into this report.
ITEM 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2014 annual stockholders' meeting and is incorporated by reference into this report.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information required by this item will be included in the proxy statement for our 2014 annual stockholders' meeting and is incorporated by reference into this report.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2014 annual stockholders' meeting and is incorporated by reference into this report.
ITEM 14.    Principal Accountant Fees and Services
Information required by this item will be included in the proxy statement for our 2014 annual stockholders' meeting and is incorporated by reference into this report.
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

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the Financial Statements or Notes thereto.

(3)	Exhibits
The Exhibits listed in the Exhibit Index are filed as a part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC.
Date:	February 25, 2014	By:	/s/ DAVID STACK David Stack President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID STACK	Director, President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 25, 2014
David Stack

/s/ JAMES SCIBETTA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2014
James Scibetta

/s/ LAUREN RIKER	Executive Director, Finance (Principal Accounting Officer)	February 25, 2014
Lauren Riker

/s/ LAURA BREGE	Director	February 25, 2014
Laura Brege

/s/ JOHN LONGENECKER	Director	February 25, 2014
John Longenecker

/s/ GARY PACE	Director	February 25, 2014
Gary Pace

/s/ ANDREAS WICKI	Director	February 25, 2014
Andreas Wicki

/s/ DENNIS WINGER	Director	February 25, 2014
Dennis Winger

/s/ MARK KRONENFELD	Director	February 25, 2014
Mark Kronenfeld

/s/ PAUL HASTINGS	Lead Director	February 25, 2014
Paul Hastings

Pacira Pharmaceuticals, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pacira Pharmaceuticals, Inc.
        We have audited the accompanying consolidated balance sheets of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2013. Pacira Pharmaceuticals, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2013 and 2012, and their results of operations and cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
        As discussed in Notes 2 and 8 to the consolidated financial statements, based on certain conditions that were met during the three months ended December 31, 2013, holders of the Company’s convertible senior notes can convert such notes at any time during the quarter ending March 31, 2014.
        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacira Pharmaceuticals, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2014, expressed an unqualified opinion thereon.
/s/ CohnReznick LLP
Roseland, New Jersey
February 25, 2014

Pacira Pharmaceuticals, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$12,515	$10,126
Restricted cash	1,633	1,523
Short-term investments	59,637	30,924
Accounts receivable, net	14,590	4,352
Inventories	15,557	12,077
Prepaid expenses and other current assets	2,819	1,920
Total current assets	106,751	60,922
Fixed assets, net	48,182	39,116
Goodwill	10,328	8,297
Intangibles, net	1,157	3,208
Other assets	3,402	511
Total assets	$169,820	$112,054
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,069	$2,569
Accrued expenses	17,885	9,792
Convertible senior notes	98,961	—
Current portion of royalty interest obligation	1,020	823
Current portion of deferred revenue	1,008	972
Total current liabilities	121,943	14,156
Long-term debt	—	25,191
Royalty interest obligation	226	857
Deferred revenue	3,212	3,720
Other liabilities	3,190	2,275
Total liabilities	128,571	46,199
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, par value $0.001 and 250,000,000 shares authorized; 33,636,442 shares issued and outstanding at December 31, 2013; 32,624,049 shares issued and 32,622,984 shares outstanding at December 31, 2012	34	33
Additional paid-in capital	337,639	298,317
Accumulated deficit	(296,429)	(232,520)
Accumulated other comprehensive income	5	27
Treasury stock at cost, none at December 31, 2013 and 1,065 shares at December 31, 2012	—	(2)
Total stockholders' equity	41,249	65,855
Total liabilities and stockholders' equity	$169,820	$112,054
See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net product sales	$81,956	$18,191	$6,895
Collaborative licensing and development revenue	972	18,390	5,074
Royalty revenue	2,623	2,503	3,720
Total revenues	85,551	39,084	15,689
Operating expenses:
Cost of revenues	54,772	32,139	16,739
Research and development	21,560	9,937	14,873
Selling, general and administrative	62,508	46,306	20,159
Impairment of long-lived assets	—	—	3,019
Total operating expenses	138,840	88,382	54,790
Loss from operations	(53,289)	(49,298)	(39,101)
Other (expense) income:
Interest income	259	275	255
Interest expense	(7,253)	(1,807)	(4,780)
Loss on early extinguishment of debt	(3,398)	(1,062)	—
Royalty interest obligation	(623)	(278)	227
Other, net	(47)	(111)	71
Total other expense, net	(11,062)	(2,983)	(4,227)
Loss before income taxes	(64,351)	(52,281)	(43,328)
Income tax benefit	442	—	—
Net loss	$(63,909)	$(52,281)	$(43,328)
Net loss per share:
Basic and diluted net loss per common share	$(1.93)	$(1.72)	$(2.64)
Weighted average common shares outstanding:
Basic and diluted	33,181,895	30,331,965	16,437,464
See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(63,909)	$(52,281)	$(43,328)
Other comprehensive income:
Net unrealized gain (loss) on investments	(22)	12	15
Total other comprehensive income (loss)	(22)	12	15
Comprehensive loss	$(63,931)	$(52,269)	$(43,313)
See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
Year Ended December 31, 2013, 2012, and 2011
(In thousands)

	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount					Total
Balances at December 31, 2010	6,322	$6	575	$1	$88,523	$(136,911)	$(2)	$—	$(48,383)
Exercise of stock options	—	—	67	—	135	—	—	—	135
Share-based compensation	—	—	—	—	2,493	—	—	—	2,493
Initial public offering, net of issuance costs	—	—	6,000	6	37,103	—	—	—	37,109
Follow-on public offering, net of issuance costs	—	—	8,050	8	48,998	—	—	—	49,006
Conversion of preferred stock	(6,322)	(6)	6,322	6	—	—	—	—	—
Conversion of 2009 Convertible Notes and accrued interest	—	—	872	1	11,717	—	—	—	11,718
Conversion of 2009 Secured Notes and accrued interest	—	—	928	1	12,473	—	—	—	12,474
Conversion of 2010 Secured Notes and accrued interest	—	—	1,157	1	15,548	—	—	—	15,549
Conversion of 2010 Convertible Notes and accrued interest	—	—	1,071	1	7,499	—	—	—	7,500
Conversion of HBM Secured Notes and accrued interest and early prepayment penalty	—	—	297	—	3,981	—	—	—	3,981
Unrealized gain on short-term investments	—	—	—	—	—	—	—	15	15
Net loss	—	—	—	—	—	(43,328)	—	—	(43,328)
Balances at December 31, 2011	—	—	25,339	25	228,470	(180,239)	(2)	15	48,269
Exercise of stock options	—	—	279	1	769	—	—	—	770
Exercise of warrants	—	—	105	—	100	—	—	—	100
Share-based compensation	—	—	—	—	4,776	—	—	—	4,776
Unrealized gain on short-term investments	—	—	—	—	—	—	—	12	12
Follow-on public offering, net of issuance costs	—	—	6,900	7	62,848	—	—	—	62,855
Debt discount on issuance of warrants	—	—	—	—	1,354	—	—	—	1,354
Net loss	—	—	—	—	—	(52,281)	—	—	(52,281)
Balances at December 31, 2012	—	—	32,623	33	298,317	(232,520)	(2)	27	65,855
Exercise of stock options	—	—	741	1	3,855	—	—	—	3,856
Cashless exercise of warrants	—	—	271	—	—	—	—	—	—
Share-based compensation	—	—	—	—	11,513	—	—	—	11,513
Unrealized loss on short-term investments	—	—	—	—	—	—	—	(22)	(22)
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	23,956	—	—	—	23,956
Issuance of common stock from treasury	—	—	1	—	(2)	—	2	—	—
Net loss	—	—	—	—	—	(63,909)	—	—	(63,909)
Balances at December 31, 2013	—	$—	33,636	$34	$337,639	$(296,429)	$—	$5	$41,249

See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc. Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(63,909)	$(52,281)	$(43,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,747	5,648	4,314
Amortization of unfavorable lease obligation and debt issuance costs	459	(239)	(85)
Amortization of debt discount	3,959	831	1,644
Loss on disposal of fixed assets	32	1	273
Loss on early extinguishment of debt	3,398	1,062	—
Impairment of long-lived assets	—	—	3,019
Stock-based compensation	11,513	4,776	2,493
Changes in operating assets and liabilities:
Restricted cash	(110)	(224)	14
Accounts receivable, net	(10,238)	(2,239)	(922)
Inventories	(3,480)	(10,832)	360
Prepaid expenses and other assets	(972)	(59)	(608)
Accounts payable and accrued expenses	10,244	1,386	2,549
Royalty interest obligation	(434)	(1,076)	(1,815)
Other liabilities	1,047	(106)	27
Deferred revenue	(472)	(16,778)	1,065
Net cash used in operating activities	(43,216)	(70,130)	(31,000)
Investing activities:
Purchase of fixed assets	(12,794)	(18,257)	(6,167)
Proceeds from sales of fixed assets	—	1	14
Purchases of short-term investments	(114,299)	(54,047)	(52,619)
Sale of short-term investments	85,564	53,120	22,649
Payment of contingent consideration	(2,031)	(10,339)	—
Net cash used in investing activities	(43,560)	(29,522)	(36,123)
Financing activities:
Proceeds from exercise of stock options and warrants	3,856	870	136
Proceeds from borrowings on long-term debt	—	27,500	—
Proceeds from initial public offering, net	—	—	38,016
Proceeds from offering, net	—	62,855	49,006
Proceeds from convertible senior notes	120,000	—	—
Repayment of debt	(27,500)	(26,250)	—
Payment of debt issuance and financing costs	(7,191)	(1,365)	—
Net cash provided by financing activities	89,165	63,610	87,158
Net increase (decrease) in cash and cash equivalents	2,389	(36,042)	20,035
Cash and cash equivalents, beginning of year	10,126	46,168	26,133
Cash and cash equivalents, end of year	$12,515	$10,126	$46,168
Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$3,500	$4,229	$4,739
Initial public offering costs paid in 2010	$—	$—	$907
Non cash investing and financing activities:
Equity component of convertible senior notes	$24,936	$—	$—
Value of warrants issued with debt	$—	$1,354	$—
Conversion of notes to common stock	$—	$—	$51,222
Conversion of preferred stock to common stock	$—	$—	$6
See accompanying notes to consolidated financial statements

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements
NOTE 1—BUSINESS
Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the "Company" or "Pacira") is a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company's lead product EXPAREL®, which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company's other FDA-approved product, DepoCyt(e), which the Company manufactures for its commercial partners.
Pacira Pharmaceuticals, Inc. is the holding company for its California operating subsidiary of the same name, also referred to as PPI-California, which was acquired from SkyePharma Holding, Inc., or Skyepharma, in March 2007, referred to herein as the Acquisition.
Pacira is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from few customers and products, reliance on single manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology and compliance with government regulations.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, the valuation of assets acquired, impairment of long-lived assets, goodwill, stock-based compensation and valuation of deferred tax assets. The Company's critical accounting policies are those that are both most important to the Company's consolidated financial condition and results of operations and require the most difficult, subjective, or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results could differ from these estimates.
Liquidity
Management believes that the Company's existing cash and cash equivalents, short-term investments and revenue from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements and service its indebtedness at least through December 31, 2014. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional operating losses as it continues to commercialize EXPAREL and develops and seeks regulatory approval for its product candidates.
On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes, or Notes, due 2019. As further discussed in Note 8, Debt, the Company must settle the principal of the Notes in cash upon conversion and it may settle any conversion premium in either cash or stock at the Company's discretion. Based on certain conditions that were met during the three months ended December 31, 2013, the holders can convert their Notes at any time during the quarter ended March 31, 2014 and, therefore, are classified in the consolidated balance sheet at December 31, 2013 as a current obligation. The Company does not believe such action will be taken as the market price of the Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. If conversion of the Notes did occur, the Company may not have enough cash to pay the holders the principal plus the conversion premium and may need to raise additional capital or refinance the Notes, although there is no assurance that the Company will be able to do so on acceptable terms or at all. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time.
Revenue Recognition
Principal sources of revenue include (i) sales of EXPAREL in the United States, or U.S., (ii) sales of DepoCyt(e) in the U.S. and European Union, or E.U., (iii) royalties based on sales by commercial partners of DepoCyt(e), and (iv) license fees, milestone payments and reimbursement for development work from third parties. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end user with the wholesaler never taking physical possession of the product. The Company records revenue at the time the product is delivered to the end user. The Company also recognizes revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e) upon shipment. Prior to the shipment of manufactured products, the Company conducts initial product release and stability testing in accordance with current Good Manufacturing Practices.
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
Prompt Payment Reserve
The prompt payment reserve is based upon discounts offered to wholesalers as an incentive to meet certain payment terms. The Company accounts for these discounts at the time the sale is made and reduces accounts receivable accordingly.
Return Reserves
The Company allows customers to return product that is damaged or received in error. In addition, the Company allows for EXPAREL product to be returned beginning six months prior to, and twelve months following product expiration. As EXPAREL is a recent commercially available product, the Company is estimating its sales return reserve based on return history from other hospital-based products with similar distribution models, which management believes is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to sales and an increase in returns liability.
Commercial partners can return the products within contracted specified timeframes if the products do not meet the applicable inspection tests. Historically, returns from commercial partners have not been material.
Volume Rebates and Chargeback Reserve
Volume rebates and the chargeback reserve are based upon contracted discounts and promotional offers the Company provides to certain end users, which are members of group purchasing organizations. The volume rebates and chargeback reserve are recorded as a reduction to sales and a customer payable and reduction to receivables, respectively.
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

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Royalty Revenue
The Company recognizes revenue from royalties based on sales of its products by commercial partners. Royalties are recognized as earned in accordance with contract terms when they can be estimated based on historical product sales, royalty receipts and other relevant information, and collection is reasonably assured.
Collaborative Licensing and Development Revenue
The Company recognizes revenue from reimbursements received in connection with feasibility studies and development work for third parties who desire to utilize its DepoFoam extended release drug delivery technology for their products when the Company's contractual services are performed, provided collection is reasonably assured. The Company's principal costs under these agreements include its personnel conducting research and development and allocated overhead, as well as research and development performed by outside contractors or consultants.
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
The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company's performance obligations under the collaboration agreement. All such recognized revenues are included in collaborative licensing and development revenue in the Company's consolidated statements of operations.
Concentration of Major Customers
The Company's customers are its major and regional wholesalers and commercial and collaborative and licensing partners. The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc., and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and doctors. The table below includes the percentage of revenue comprised by the three largest customers (i.e., wholesalers or commercial partners) in each year presented:

	Year Ended December 31,
	2013	2012	2011
Largest customer	33%	30%	43%
Second largest customer	28%	14%	23%
Third largest customer	18%	11%	19%
	79%	55%	85%
Sales to customers outside the U.S. accounted for 5%, 23% and 64% of the Company's revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
Research and Development Expenses
Research and development expenses consist of costs associated with products being developed internally, and include related personnel expenses, laboratory supplies, active pharmaceutical ingredients, manufacturing supplies, facilities costs, preclinical and clinical trial costs, and other outside service fees. The Company expenses research and development costs as incurred. A significant portion of the development activities are outsourced to third parties, including contract research organizations. In such cases, the Company may be required to estimate related service fees to be accrued.

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
All highly-liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.
Restricted Cash
As further discussed in Note 8, Debt, the Company has entered into a financing agreement with Royalty Securitization Trust I, or RST, for the sale of a royalty interest in its DepoCyt(e) and DepoDur product revenue and royalties. The royalty interest agreement pertains only to DepoCyt(e) and the Company's previously-marketed product, DepoDur, and does not include revenue related to EXPAREL or any other product candidates. As part of this financing agreement, the Company and RST maintain a lockbox, where all DepoCyt(e) and DepoDur product revenue and royalties are received. The Company has no minimum payment obligations under this agreement. Commencing on April 1 of every year, the first $2.5 million received in the lockbox is restricted and is used to make quarterly payments due to RST, if any, under the agreement during the subsequent 12 month period. On March 31 of the subsequent year, the balance of cash in the lockbox, if any, is remitted to the Company. The RST agreement terminates on December 31, 2014.
Short-Term Investments
The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company's investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for preservation of capital, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from net loss and are reported as a separate component of other comprehensive loss until realized. Realized gains and losses are included in non-operating other income (expense) on the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold.
Inventories
Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Inventories are stated at the lower of cost, which includes amounts related to material, labor, and overhead; or market (net realizable) value and is determined using the first-in, first-out ("FIFO") method. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered. Overhead costs associated with excess manufacturing capacity are charged to cost of revenue as incurred.
Fixed Assets
Fixed assets are recorded at cost, net of accumulated depreciation and amortization. The Company reviews its property, plant, and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Depreciation of fixed assets is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related remaining lease terms. Useful lives by asset category are as follows:

Asset Category	Useful Lives
Computer equipment and software	1 to 3 years
Office furniture and equipment	5 years
Manufacturing and laboratory equipment	5 to 10 years
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
Foreign Currencies
The Company receives payment from certain commercial partners relating to royalties on DepoCyte in Euros. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations and were not significant in any period. All foreign currency receivables and payables are measured at the applicable exchange rate at the end of the reporting period.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2013 and 2012, all deferred tax assets were fully offset by a valuation allowance.
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
Diluted net income (loss) per share is calculated by dividing net income (loss) available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method) as well as any common shares arising from the conversion of the Company's senior convertible notes. Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. No potentially dilutive securities are included in the computation of any diluted per share amounts as the Company reported a net loss for all periods presented.
Stock-Based Compensation
The Company's stock-based compensation programs include grants of stock options to employees, consultants, and non-employee directors. The expense associated with these programs is recognized in the Company's consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms.
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
Since its initial public offering, the Company utilizes its available historic volatility data combined with a publicly traded peer group's historic volatility to determine expected volatility over the expected option term. The Company's limited historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected term. Accordingly, the Company uses a term based on a simplified method, pursuant to SEC Staff Accounting Bulletin No. 107, Share-based Payment, for "plain vanilla" options. The risk-free interest rate is based on the implied yield on U.S. Department of the Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company's common stock is estimated to be zero as the Company has not paid any dividends since inception, nor does it have any intention to do so in the foreseeable future. The Company estimates the level of award forfeitures expected to occur, and records compensation cost only for those awards that are ultimately expected to vest.
Segment Reporting
The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented.
NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board, or FASB, issued a new accounting standard which will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new standard requires adoption on a prospective basis in the first quarter of 2015; however, early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.
NOTE 4—INVENTORIES
The components of inventories were as follows (in thousands):

	December 31,
	2013	2012
Raw materials	$5,290	$4,081
Work-in-process	6,321	5,979
Finished goods	3,946	2,017
Total	$15,557	$12,077

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 5—FIXED ASSETS
Fixed assets, net summarized by major category, consist of the following (in thousands):

	December 31,
	2013	2012
Machinery and laboratory equipment	$19,570	$12,414
Computer equipment and software	2,476	1,579
Office furniture and equipment	441	437
Leasehold improvements	24,852	6,217
Construction in progress	13,419	30,072
Total	60,758	50,719
Less accumulated depreciation	(12,576)	(11,603)
Fixed assets, net	$48,182	$39,116
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $3.7 million, $3.6 million and $2.0 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company capitalized interest of $1.1 million, $2.0 million and $0.8 million, respectively. The balance of construction in progress at December 31, 2013 relates primarily to a new manufacturing line for EXPAREL.
During the year ended December 31, 2011, an impairment loss of $1.3 million was recognized due to a decision made during the fourth quarter of 2011 to change the automation technology process in the Company's production line to expand EXPAREL capacity resulting in certain software and equipment previously capitalized as construction in progress that were no longer utilizable. Also during 2011, the Company impaired $0.3 million of DepoDur related equipment. Refer to Note 6, Goodwill and Intangible Assets, for discussion on the impairment. These impairment losses are reflected in impairment of long-lived assets in the Company's consolidated statements of operations for the year ended December 31, 2011.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
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

The change in carrying value of goodwill is summarized as follows (in thousands):

Balance at December 31, 2011	$—
Milestone payment to Skyepharma, net of contingent consideration liability	7,958
Percentage payments on net sales of EXPAREL collected	339
Balance at December 31, 2012	8,297
Percentage payments on net sales of EXPAREL collected	2,031
Balance at December 31, 2013	$10,328
Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition as follows (in thousands):

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,175)	$725	9 Years
Developed technology	11,700	(11,282)	418	7 Years
Trademarks and trade names	400	(386)	14	7 Years
Total intangible assets	$15,000	$(13,843)	$1,157

December 31, 2012	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(1,853)	$1,047	9 years
Developed technology	11,700	(9,610)	2,090	7 years
Trademarks and trade names	400	(329)	71	7 years
Total intangible assets	$15,000	$(11,792)	$3,208
Annual amortization expense for intangibles for the years ended December 31, 2013, 2012 and 2011 was $2.1 million, $2.1 million and $2.3 million, respectively.
In December 2011, the Company was notified of the intent of its commercial partner, EKR Therapeutics, Inc., or EKR, to exit the DepoDur market. As a result, the Company recorded an impairment loss of $1.4 million representing the entire net intangible value of the DepoDur rights. In making the determination to impair the intangible asset, the Company also considered its inability to re-sublicense the product due to minimal supply revenue for the product both in the U.S. and in Europe as well as DepoDur's complex manufacturing process. Such impairment losses are reflected in impairment of long-lived assets in the Company's consolidated statements of operations for the year ended December 31, 2011.
The approximate future amortization expense for intangibles subject to amortization is as follows (in thousands):

	Core Technology	Developed Technology	Trademarks and Tradenames	Total
2014	$322	$418	$14	$754
2015	322	—	—	322
2016	81	—	—	81
Total	$725	$418	$14	$1,157

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Compensation and benefits	$5,488	$1,635
Accrued operating expenses	8,001	5,686
Accrued royalties	1,526	360
Accrued interest and end of term fee	1,625	1,873
Product returns, rebates and other fees	1,245	238
Total	$17,885	$9,792
NOTE 8—DEBT
The composition of the Company's debt and financing obligations is as follows (in thousands):

	December 31,
	2013	2012
Debt:
Convertible senior notes	$120,000	$—
Long-term debt	—	27,500
Discount on debt	(21,039)	(2,309)
Total debt, net of discount	98,961	25,191
Royalty interest obligation	1,246	1,680
Total debt and financing obligations	$100,207	$26,871
Senior Convertible Notes
On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% Notes, and entered into an indenture, or the Indenture, with Wells Fargo Bank National Association as trustee governing the Notes. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1and August 1 of each year, beginning on August 1, 2013. The Notes mature on February 1, 2019.

The net proceeds from the offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Oxford Credit Facility with Oxford Finance LLC and for working capital purposes. In connection with such termination, the Company prepaid the remaining principal amount of $27.5 million, $1.7 million end of term fee, $0.8 million early prepayment penalty and $0.2 million of accrued interest. The Company recorded a loss on extinguishment of debt of $3.4 million, comprised of the early prepayment penalty, remaining unamortized debt issuance costs and end of term fee.

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

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of the Company’s common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the Notes represented a premium of approximately 32.50% to the closing sale price of $18.73 per share of the Company’s common stock on The NASDAQ Global Select Market on January 16, 2013, the date that the Company priced the private offering of the Notes.

During the quarter ended December 31, 2013, the requirements with respect to the Consecutive Sales Price were met. As a result, the Notes are classified as a current obligation and will be convertible until March 31, 2014. As of December 31, 2013, the Notes had a market price of $2,403 per $1,000 principal amount, compared to an estimated conversion value of $2,316. Since the market price of the Notes is currently above the estimated conversion value, the Company does not anticipate that holders will elect to convert their Notes. Additionally, in the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. If conversion requests are received, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash.

While the Notes are classified in the Company’s consolidated balance sheet at December 31, 2013 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. In the event that none of the conditions above are satisfied for the quarter ended March 31, 2014, the Notes would be reclassified as a long-term liability.

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

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 8—DEBT (Continued)

If the Company undergoes a fundamental change as defined in the Indenture, subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or part of their Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The Company allocated the total transaction costs of $4.7 million related to the issuance of the Notes to the liability and equity components of the Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the 6-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity components in stockholders’ equity.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contractual interest expense	$3,662	$—	$—
Amortization of debt issuance costs	584	—	—
Amortization of debt discount	3,897	—	—
	$8,143	$—	$—

Effective interest rate	7.22%	—	—
Oxford Loan Facility
On May 2, 2012, the Company entered into a definitive loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or the Lender, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013. The term loan under the Oxford Loan Facility was repaid and terminated in January 2013 and the Company recorded a loss on extinguishment of debt of $3.4 million comprised of the early prepayment penalty and the remaining unamortized debt issuance costs and end of term fee.

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 8—DEBT (Continued)

In connection with the Loan Agreement, the Company issued to the Lender warrants that are exercisable for an aggregate of 162,885 shares of its common stock at a per share exercise price of $10.97. Each warrant may be exercised on a cashless basis in whole or in part. The value of the warrants was recorded as a debt discount and amortized over the term of the loan to interest expense. The fair value of the warrants was determined using the Black-Scholes option model (using a discount rate of 1.96%, volatility of 69.69%, a dividend yield of 0% and a contractual term of 10 years). The relative fair value of the warrants totaled $1.4 million.
Sale of Royalty Interests
In 2000, PPI-California and SkyePharma PLC entered into a Royalty Interests Assignment Agreement, or PLC Royalty Agreement, with an affiliate of Paul Capital Advisors, LLC, or Paul Capital, to raise $30.0 million. Under the PLC Royalty Agreement, Paul Capital had the right to receive a royalty interest in four of SkyePharma's product sales including product sales of, and other payments related to DepoCyt(e) and the no-longer marketed DepoDur. Payments began for product sales realized on or after January 1, 2003 and continue through December 31, 2014.
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
The Company recorded the royalty interest obligation as a liability in the consolidated balance sheets in accordance with ASC 470-10-25, Sales of Future Revenues. The Company imputes interest expense associated with this liability using the effective interest rate method. The effective interest rate may vary during the term of the agreement depending on a number of factors including the actual sales of DepoCyt(e) and DepoDur and a significant estimation, performed quarterly, of certain future cash flows of the Company related to these products during the remaining term of the Royalty Interests Assignment Agreement which terminates on December 31, 2014. Any adjustment to the estimates is reflected in the Company's consolidated statements of operations as interest income (expense). In addition, such cash flows are subject to foreign exchange movements related to sales of DepoCyt(e) and DepoDur denominated in currencies other than U.S. dollars.
The PLC Royalty Agreement also includes a provision for a "Purchase Option Event." The events include: (i) any change of control, a direct or indirect consequence of which is a material abatement of efforts to develop, market or sell any of the products or reformulated products; or (ii) the transfer by the parent of all or substantially all of the parent's consolidated assets; or (iii) the transfer by the Company of all or any part of their respective interests in the products or reformulated products, or (iv) bankruptcy or other breach or default under the agreement. In the event a Purchase Option Event occurs, Paul Capital shall have the right, but not the obligation, exercisable within 90 days, to require the Company to repurchase from Paul Capital the Royalty Interests Assignment, for a repurchase price equal to 50% of the cumulative amount of all payments made during the preceding 24 months (calculated from the date of the Purchaser's receipt of the notice from the Company of the Purchase Option Event) multiplied by the number of days from the date of Paul Capital's exercise of such option until December 31, 2014, divided by 365.
The Company has no minimum payment obligations under the PLC Royalty Agreement. However, the repayment of the Paul Capital liability is supported through a jointly controlled lockbox, where all DepoCyt(e) and DepoDur product revenue and royalties are received as discussed in Note 2, Summary of Significant Accounting Policies.
NOTE 9—FINANCIAL INSTRUMENTS
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, FASB established a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are:

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
The fair value of the Company's Notes at December 31, 2013 is calculated utilizing market quotations from an over-the-counter trading market for such notes (Level 2). The carrying amount and fair value of the Notes is as follows (in thousands):

	Carrying	Fair Value Measurements Using
Financial Liabilities Carried at Historical Cost	Value	Level 1	Level 2	Level 3
December 31, 2013
Convertible senior notes *	$98,961	$—	$288,300	$—
*The fair value of the Notes was based on the Company's closing stock price of $57.49 per share at December 31, 2013 compared to a conversion price of $24.82 per share, which if converted would result in an approximate conversion premium of 2.8 million shares or $158 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.
Short-term investments consist of U.S. Treasury securities, investment grade commercial paper, asset-backed securities collateralized by credit card receivables and corporate bonds with initial maturities of greater than three months at the date of purchase but less than one year. The net unrealized gains (losses) from the Company's short-term investments are captured in other comprehensive income (loss). At December 31, 2013, all of the Company's short-term investments are classified as available for sale investments and determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. At December 31, 2013, the Company had $59.6 million invested in short-term investments which were rated A or better by Standard & Poor's and had maturities ranging from 109 to 363 days from date of purchase.
The following summarizes the Company's short-term investments at December 31, 2013 and 2012 (in thousands):

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Commercial Paper	$17,986	$11	$—	$17,997
Corporate Bonds	30,808	1	(7)	30,802
Asset-backed Securities	10,838	1	(1)	10,838
Total	$59,632	$13	$(8)	$59,637

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Commercial Paper	$15,974	$23	$—	$15,997
Corporate Bonds	8,874	1	(1)	8,874
Asset-backed Securities	6,049	4	—	6,053
Total	$30,897	$28	$(1)	$30,924
Certain assets and liabilities are measured at fair value on a nonrecurring basis including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At December 31, 2013, the Company had no financial instruments that were measured using Level 3 inputs.

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

Credit Risk
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with high-credit quality financial institutions. At times, such amounts may exceed Federally insured limits. The Company performs ongoing credit evaluations of its customers, as warranted, and generally does not require collateral. As of December 31, 2013, three customers accounted for over 10% of the Company's accounts receivable; 31%, 31% and 20%. At December 31, 2012, four customers accounted for over 10% of the Company's accounts receivable; 31%, 27%, 16% and 15%. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2013 and 2012, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.
NOTE 10—STOCKHOLDERS' EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 33,636,442 and 32,622,984 were outstanding at December 31, 2013 and 2012, respectively.
In April 2012, the Company sold 6,900,000 shares of common stock at a price of $9.75 per share in a registered public offering, which includes the underwriter's exercise of the overallotment option. The Company raised $62.9 million in net proceeds after deducting discounts and offering expenses.
Convertible Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at December 31, 2013 or 2012.
Treasury Stock
The Company issued 1,065 shares of common stock from treasury stock to settle the exercise of stock options during the year ended December 31, 2013.
Warrants
At December 31, 2013 and 2012, the Company had 58,354 and 490,464 warrants outstanding at a weighted average exercise price of $11.73 and $10.79, respectively.
Accumulated Other Comprehensive Income
The following table illustrates the changes in the balances of the Company's accumulated other comprehensive income (in thousands):

Net Unrealized Gains (Losses) From Available For Sale Investments
Balance at December 31, 2011	$15
Other comprehensive income before reclassifications	12
Amounts reclassified from accumulated other comprehensive income	—
Balance at December 31, 2012	27
Other comprehensive loss before reclassifications	(23)
Amounts reclassified from accumulated other comprehensive income	1
Balance at December 31, 2013	$5

NOTE 11—STOCK PLANS
The Company's 2011 stock incentive plan, or 2011 Plan, was adopted by its board of directors and approved by its stockholders in December 2010. The 2011 Plan reserves for the grant of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The remaining shares available for issuance under a 2007 stock incentive plan, or 2007 Plan, were reallocated to the 2011 Plan.
The following table contains information about the Company's plans at December 31, 2013:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Plan	3,181,331	3,015,109	166,222
2007 Plan	2,023,206	2,023,206	—
	5,204,537	5,038,315	166,222
Stock-Based Compensation
The Company recognized stock-based compensation in its consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$1,526	$563	$218
Research and development	4,345	1,155	804
Selling, general and administrative	5,642	3,058	1,471
Total	$11,513	$4,776	$2,493
In connection with the resignations of two directors, the Company's board of directors approved amendments to the stock options held by each of the departing directors. The amendments (i) accelerated the vesting of the unvested portion of certain options, and (ii) extended the period during which each departing director could exercise all vested options to September 30, 2015. As a result of these amendments, the Company recognized an additional $0.2 million in stock-based compensation expense for the year ended December 31, 2013.

The following table summarizes the Company's stock option activity and related information for the period from January 1, 2011 to December 31, 2013 (in thousands except share and per share amounts):

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 11—STOCK PLANS (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2011	2,073,700	2.69	9.7	$6
Granted	395,234	10.21
Exercised	(67,456)	2.01		$420
Forfeited	(62,776)	5.05
Expired	(1,685)	2.69
Outstanding at December 31, 2011	2,337,017	3.92	8.80	$11,829
Granted	2,120,250	11.55
Exercised	(279,476)	2.75		$3,005
Forfeited	(174,610)	7.94
Expired	(15)	7.07
Outstanding at December 31, 2012	4,003,166	7.86	8.66	$38,485
Granted	918,915	30.42
Exercised	(742,211)	5.19		$21,679
Forfeited	(338,145)	10.93
Expired	(1,687)	7.24
Outstanding at December 31, 2013	3,840,038	$13.50	8.01	$168,905
Exercisable at December 31, 2013	1,621,357	$7.18	7.19	$81,569
Vested and expected to vest at December 31, 2013	3,733,487	$13.30	7.99	$164,989
As of December 31, 2013, $28.3 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of approximately three years. The Company's stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2013, 2012 and 2011 was $19.22, $8.52 and $7.06 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected dividend yield	None	None	None
Risk free interest rate	0.33 - 2.83%	0.84 - 1.70%	1.1 - 2.7%
Expected volatility	68.7%	74.0%	76.8%
Expected term of options	6.22 years	6.76 years	6.73 years
NOTE 12—EARNINGS PER SHARE
Basic earnings per share is calculated by dividing the net loss attributable to common shares by the weighted average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted earnings per share is calculated by dividing the net loss attributable to common shares by the weighted average number of shares outstanding plus common stock equivalents computed using the treasury stock method. For purposes of this calculation, convertible preferred stock, stock options and warrants are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive. The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011 (in thousands except per share amounts):

Pacira Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements (Continued)

NOTE 12—EARNINGS PER SHARE (Continued)

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(63,909)	$(52,281)	$(43,328)
Denominator:
Weighted average shares of common stock outstanding	33,182	30,332	16,437
Net loss per share:
Basic and diluted net loss per share of common stock	$(1.93)	$(1.72)	$(2.64)
Stock options, conversion premium on the Notes and warrants are excluded from the calculation of diluted loss per share because the net loss for the years ended December 31, 2013, 2012 and 2011 causes such securities to be anti-dilutive. As discussed in Note 8, Debt, the Company must settle the principal of the Notes in cash upon conversion and it may settle any conversion premium in either cash or stock at the Company's discretion. For purposes of calculating dilutive impact, it is presumed that the conversion premium will be settled in common stock and the resulting potential common shares included in the diluted net loss per share if the effect is dilutive. The potential dilutive effect of these securities is shown in the chart below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	2,103	1,276	1,177
Conversion premium on the Notes	1,194	—	—
Warrants	79	161	110
Total	3,376	1,437	1,287
NOTE 13—COST OF REVENUES
Cost of revenues consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of goods sold	$54,772	$31,744	$15,310
Cost of collaborative licensing and development	—	395	1,429
Total cost of revenues	$54,772	$32,139	$16,739
Cost of goods sold consists of the manufacturing and allocated overhead costs related to the Company's products. Cost of collaborative licensing and development consists of the Company's expenses related to feasibility studies and development work for third parties who desire to utilize the Company's DepoFoam extended release drug delivery technology for their products. Cost of goods sold and cost of collaborative licensing and development both include royalties due to Research Development Foundation, or RDF, for the use of DepoFoam technology.

NOTE 14—INCOME TAXES
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Benefit at U.S. Federal statutory rate	35.00%	35.00%	35.00%
State taxes—deferred	4.79%	6.73%	3.98%
Increase in valuation allowance	(42.91)%	(39.62)%	(38.27)%
Tax credits	1.69%	—%	0.13%
Other	2.12%	(2.11)%	(0.84)%
Provision for income taxes	0.69%	—%	—%
There is no provision for federal income taxes since the Company has incurred net operating losses since inception. During 2013, the Company sold a portion of its unused New Jersey State net operating losses through a program sponsored by the New Jersey Economic Development Authority. Cash proceeds of $0.4 million were received by the Company resulting in a state tax benefit recognized during the year ended December 31, 2013.
Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Federal and state net operating loss carry-forwards	$114,819	$89,150
Federal and state research credits	5,149	3,631
Depreciation and amortization	3,248	3,891
Accruals and reserves	1,696	3,388
Deferred revenue	1,707	1,897
Other	3,374	1,997
Total deferred tax assets	129,993	103,954
Deferred tax liabilities:
Convertible notes	(8,507)	—
	121,486	103,954
Less: valuation allowance for deferred tax assets	(121,486)	(103,954)
Net deferred tax assets	$—	$—
The Company has significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. As of December 31, 2013, federal and state net operating losses totaled $286.0 million and $256.4 million, respectively. The Company also had federal and state research and development tax credit carry-forwards of approximately $3.7 million and $2.3 million, respectively. The net operating loss carryforwards and research and development tax credits may expire and not be used. The net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2015 for state purposes if the Company has not used them prior to that time, and the federal tax credits will begin expiring in 2028 unless previously used. The state tax credits carry forward indefinitely. There is significant doubt regarding the Company's ability to utilize its net deferred tax assets and, therefore, the Company has recorded a full valuation allowance. During 2013, the Company recorded a deferred tax liability of $10.1 million in connection with the Notes which was fully offset by a reduction in the tax valuation allowance.
The valuation allowance for deferred tax assets increased by approximately $17.5 million, $20.7 million and $16.6 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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
The Acquisition was treated as a stock acquisition for tax purposes and, therefore, the acquired intangibles for book purposes are not deductible for income tax purposes. The Company also recorded goodwill relating to contingent payments due under the Acquisition during the years ended December 31, 2013 and 2012, which is not deductible for income tax purposes.
In connection with the adoption of stock-based compensation guidance in 2006, the Company elected to follow the with-and-without approach to determine the sequence in which deductions and net operating loss carryforwards are utilized. Accordingly, no tax benefit related to stock options was recognized in the current year. At December 31, 2013, the Company has approximately $6.5 million of net operating loss carryforwards that relate to stock-based compensation for which future tax benefits will be credited to equity when realized through a reduction of taxes payable.
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
The Company did not have a liability related to unrecognized tax benefits as of December 31, 2013 and 2012 due to operating losses but has reduced its deferred tax assets by $0.4 million at December 31, 2013 and 2012. Further, because the Company has recorded a full valuation allowance on its net deferred assets, the effect of implementing ASC 740 has been a reduction of the allowance by the amount above. A reconciliation of the beginning and ending amount of gross unrecognized tax benefit is as follows:

	Year Ended December 31,
	2013	2012
Balance at beginning of year	$420	$420
Increases related to tax positions taken during the current year	—	—
Increases related to tax positions taken during a prior period	—	—
Balance at end of year	$420	$420
The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. No interest or penalties were accrued for 2013, 2012 or 2011. The Company is currently open for audit by the United States Internal Revenue Service, or IRS, and state tax jurisdictions for 2007 through 2013. However, the IRS or state may still examine and adjust a net operating loss arising from a closed year to the extent it is utilized in an open tax year. The American Tax Relief Act of 2012, enacted on January 2, 2013, retroactively reinstated the research and development tax credit for 2012. The Company reported credits of approximately $0.2 million for federal income tax purposes in the first quarter of 2013 related to 2012.
NOTE 15—OTHER EMPLOYEE BENEFITS
The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions to the plan, which are eligible for a discretionary percentage match as defined in the plan and determined by the board of directors. The Company recognized $0.6 million, $0.3 million and $0.2 million of related compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 16—COMMERCIAL PARTNERS AND OTHER AGREEMENTS
Commercial Partners
Aratana Therapeutics, Inc.
On December 5, 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreement, the Company granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of the Company's bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing the product for cats, dogs and other companion animals. In connection with its entry into the license agreement, the Company received a one-time payment of $1.0 million and is eligible to receive up to an additional aggregate $42.5 million upon the achievement of development and commercial milestones. Once the product has been approved by the FDA for sale in the United States, Aratana will be required to pay the Company a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will be required to pay the Company a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances. In December 2013, the Company received a $0.5 million milestone payment under the agreement.
Mundipharma International Holdings Limited
In June 2003, the Company entered into an agreement granting Mundipharma International Holdings Limited exclusive marketing and distribution rights to DepoCyte in the European Union and certain other European countries. Under the agreement, as amended, and a separate supply agreement, the Company receives a fixed payment for manufacturing the vials of DepoCyte and a double-digit royalty, net of supply price, on sales in the applicable territories.
Sigma-Tau Pharmaceuticals, Inc.
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
Flynn Pharmaceuticals Limited
On October 29, 2012, the Company terminated the marketing agreement with Flynn Pharma Limited, which had granted exclusive distribution rights to DepoDur in the European Union, certain other European countries, South Africa and the Middle East. The supply agreement terminated concurrently with the marketing agreement. The termination was effective immediately. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement upon termination.
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
CrossLink BioScience, LLC
Effective October 1, 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL pursuant to the terms of a Master Distributor Agreement. Under the agreement, the Company appointed CrossLink as the exclusive third-party distributor during the term to promote and sell EXPAREL for orthopedic and spine surgeries in the United States, with the exception of certain geographical areas and accounts. The prices and purchasing terms related to sales of EXPAREL are determined by the Company, and all orders are subject to acceptance or rejection by the Company. CrossLink is entitled to receive commissions on its sales of EXPAREL in the applicable territories, subject to certain conditions and adjustments. CrossLink may receive additional performance-based payments if it achieves certain sales goals, and the Company may terminate the agreement if CrossLink fails to meet certain minimum performance metrics.
Novo Nordisk AS
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
Research Development Foundation
Pursuant to an agreement with RDF, the Company is required to pay RDF a low single-digit royalty on the collection of revenues from its DepoFoam-based products, for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights.
NOTE 17—RELATED PARTY TRANSACTIONS
The Company's Chief Medical Officer, Dr. Gary Patou, is a partner of MPM Asset Management LLC, or MPM, an investor in the Company. David Stack, the Company's President, Chief Executive Officer and Chairman is also a managing director at MPM. The Company contracted with MPM and Dr. Patou for the services of Dr. Patou, or Consultant. MPM earned monthly consulting fees between $16,000 and $26,000 in exchange for 50% to 80% of Consultant's business time. The Company incurred expenses of $0.3 million, $0.4 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. At both December 31, 2013 and 2012, the amount payable to MPM was $0.1 million.

In December 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana as discussed in Note 16, Commercial Partners and Other Agreements. MPM and its affiliates are holders of capital stock of Aratana.
In April 2012, the Company entered into a consulting agreement with Dr. Gary Pace, a director of the Company, whereby Dr. Pace would provide consulting services. Pursuant to the consulting agreement and subsequent amendments, the consulting services are paid at the rate of $5,000 to $15,000 per month based on the number of days worked. In connection with the consulting arrangement, Dr. Pace received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share and received an option to purchase 70,000 shares of common stock at an exercise price of $16.67 per share. The Company recorded expenses under the consulting arrangement for the years ended December 31, 2013, 2012 and 2011 of $0.1 million, $0.2 million and $0.0 million, respectively. The amounts payable at December 31, 2013 and 2012 to Dr. Pace were less than $0.1 million.
NOTE 18—COMMITMENTS AND CONTINGENCIES
Leases
In August 2011, the Company entered into a lease contract for its corporate headquarters in Parsippany, New Jersey. The lease, which occupies approximately 13,000 square feet, expires in June 2017. Under the lease, the Company is required to pay certain maintenance expenses in addition to rent.
The Company also leases research and development and manufacturing facilities in San Diego, California, in two buildings occupying approximately 106,000 square feet, referred to as the Science Center Campus. On March 13, 2013, the Company entered into amendments with HCP TPSP, LLC and LASDK L.P., or Landlord, to extend the lease term on the Science Center Campus. Pursuant to the amended lease agreements, the leases of both buildings were extended through August 31, 2020 with an option to extend the lease term for an additional five years. The amendments provide that the Landlord will pay a one-time tenant improvement allowance in the amount of $1.6 million for costs relating to the initial design and construction of the Company’s improvements that are permanently affixed to the premises. It also provides that the Company can increase the tenant improvement allowance by an amount not to exceed $1.4 million for base building work. Monthly basic rent is not adjusted on account of any portion of the base building allowance paid to the Company. If the Company fails to utilize the tenant improvement allowance by June 30, 2015, any unused amounts will revert back to the Landlord, and the Company will have no further rights with respect thereto. The Company has received a total of $0.7 million in tenant improvement allowances as of December 31, 2013. The Company is required to pay certain maintenance expenses in addition to the monthly rent.
In connection with the Acquisition, the Company determined that its lease rates associated with the Science Center Campus were in excess of market rates resulting in a $3.3 million unfavorable lease accrual as of the Acquisition date. The unfavorable lease accrual, which is recorded in other long-term liabilities in the Company's consolidated balance sheets, is amortized over the remaining terms of the leases. The annual amortization of the unfavorable lease accrual for each of the years ended December 31, 2013, 2012 and 2011 was $0.1 million, $0.4 million and $0.4 million, respectively.
In May 2013, the Company entered into an agreement with Sorrento Montaña, L.P. to lease warehouse space in San Diego, California to be used primarily for the storage of inventory. The lease term expires on August 31, 2020.
As of December 31, 2013, aggregate annual minimum payments due under the Company's lease obligations are as follows (in thousands):

Year	Payments
2014	$4,765
2015	4,978
2016	5,130
2017	5,072
2018	5,017
Thereafter	8,717
Total	$33,679

NOTE 18—COMMITMENTS AND CONTINGENCIES (Continued)
Total rent expense, net of amortization of unfavorable lease obligation and tenant improvements, under all operating leases for years ended December 31, 2013, 2012 and 2011 was $4.9 million, $4.8 million and $4.7 million, respectively. Deferred rent at December 31, 2013 and 2012 was $2.3 million and $1.3 million, respectively.
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
The FDA, as a condition of the EXPAREL approval, has required the Company to study EXPAREL in pediatric patients. The Company has agreed to a trial timeline where, over several years, it will study pediatric patient populations in descending order starting with 12-18 year olds and ending with children under two years of age. The cost to complete the trial may be significant.
In addition to the initial $19.6 million purchase price for the Acquisition, the Company entered into an earn-out agreement with SkyePharma which was based on the Company reaching certain revenue milestones following the Acquisition. Pursuant to this agreement, the Company is required to pay SkyePharma milestone payments up to an aggregate of $62.0 million, of which $10.0 million has been paid. Additionally, the Company agreed to pay to SkyePharma a 3% percentage payment on collections of EXPAREL sales in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain.
Such obligations to make percentage payments will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. The expiration date of the last valid claim will occur in 2018. The Company has the right to cease paying the 3% percentage payments in the event that SkyePharma breaches certain covenants not to compete contained in the stock purchase agreement. In the event that the Company ceases to sell EXPAREL and begin marketing a similar replacement product for EXPAREL, it would no longer be obligated to make percentage payments, but it may be required to make certain milestone payments upon reaching certain sales milestones.
Refer to Note 6, Goodwill and Intangible Assets, for further discussion.
NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly financial data for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	2012	2012	2012	2012
Total revenues	$11,587	$17,141	$23,259	$33,564	$7,804	$12,344	$8,486	$10,450
Cost of revenues	11,391	10,214	14,791	18,376	6,495	6,685	9,287	9,672
Total operating expenses	30,232	29,151	36,073	43,384	18,941	18,970	24,192	26,279
Net loss	(23,138)	(14,031)	(14,784)	(11,956)	(11,894)	(8,296)	(15,745)	(16,346)
Basic and diluted net loss per common share	$(0.71)	$(0.42)	$(0.44)	$(0.36)	$(0.47)	$(0.27)	$(0.49)	$(0.50)

EXHIBIT INDEX

Exhibit number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.3	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen Certificate evidencing shares of common stock.(2)
4.2	Indenture (including form of Notes), dated January 23, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee.(3)
10.1	Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)***
10.2	Form of Stock Option Agreement under the Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)***
10.3	Investors' Rights Agreement, dated March 23, 2007, among the Registrant and the parties named therein.(2)
10.4	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.(2)
10.5	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.(2)
10.6	Amended and Restated Royalty Interests Assignment Agreement, dated March 23, 2007, as amended, between SkyePharma, Inc. and Royalty Securitization Trust I.(2)
10.7	Amended and Restated Security Agreement (SKPI), dated March 23, 2007, between SkyePharma, Inc. and Royalty Securitization Trust I.(2)
10.8	Supply Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma Medical Company.(2)
10.9	Distribution Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.10	Distribution Agreement, dated July 27, 2005, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.11	Co-development, Collaboration and License Agreement, dated January 2, 2003, among Enzon Pharmaceuticals, Inc., Jagotec, AG, SkyePharma, Inc. and SkyePharma PLC.(2)
10.12	DepoCyt Supply and Distribution Agreement, dated December 31, 2002, between SkyePharma, Inc. and Enzon Pharmaceuticals, Inc.(2)
10.13	Industrial Real Estate Triple Net Lease, dated August 17, 1993, between Pacira Pharmaceuticals, Inc. and HCP TPSP, LLC.(2)
10.14
Fifth Amendment, dated March 13, 2013, to the Industrial Real Estate Triple Net Lease, dated August 17, 1993, among the Registrant, Pacira Pharmaceuticals, Inc. and HCP TPSP, LLC (and successor-in-interest to Equitable Life Assurance Society of the United States).(4)

10.15	Industrial Real Estate Lease, dated December 8, 1994, amended July 2, 2009, between Pacira Pharmaceuticals, Inc. and LASDK Limited Partnership.(2)
10.16
Third Amendment, dated March 13, 2013, to the Industrial Real Estate Lease, dated December 8, 1994, among the Registrant, Pacira Pharmaceuticals, Inc. and LASDK Limited Partnership (and successor-in-interest to Lankford & Associates, Inc.).(4)

10.17	Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(2)***
10.18	Amendment to Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(6)***
10.19	Services Agreement, dated September 15, 2010, between Pacira Pharmaceuticals, Inc. and Stack Pharmaceuticals, Inc.(2)
10.20	Employment Agreement between the Registrant and David Stack.(2)***
10.21	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and David Stack.(4)***
10.22	Employment Agreement between the Registrant and James Scibetta.(2)***
10.23	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and James Scibetta.(4)***
10.24	Warrant to purchase preferred stock of the Registrant, dated November 24, 2010.(2)
10.25	Form of Warrant to purchase Series A convertible preferred stock of the Registrant, dated July 2, 2009.(2)
10.26	Form of Warrant to purchase common stock of the Registrant, dated January 22, 2009.(2)
10.27	Form of Warrant to purchase common stock of the Registrant, dated December 29, 2010.(2)
10.28	Form of Indemnification Agreement between the Registrant and its directors and officers.(2)***

10.29		Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.(5)
10.30†		First Amendment to Commercial Outsourcing Services Agreement, dated August 1, 2013, between the Registrant and Integrated Commercialization Solutions, Inc.(8)
10.31		Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace.(7)***
10.32		Executive Employment Agreement, dated November 1, 2010, between the Registrant and Taunia Markvicka.(7)***
10.33		Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and Taunia Markvicka.(4)***
10.34		Employment Agreement, dated April 19, 2012, between the Registrant and Lauren Riker.(7)***
10.35		Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Lauren Riker.(4)***
10.36		Amended and Restated 2011 Stock Option Plan.(9)***
10.37		Construction Management Agreement between the Registant and DPR, dated May 17, 2012.(10)
10.38		Loan and Security Agreement between the Registrant and Oxford Finance LLC, dated May 2, 1012(10)
10.39		Warrant to Purchase Stock No 1, 2, 3 and 4, issued by the Registrant to Oxford Finance LLC, dated May 2, 2012(10)
10.40		Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace.(11)***
10.41		Third Amendment to Consulting Agreement, dated September 11, 2013, between the Registrant and Gary Pace.(8)***
10.42		Amendment #2 to Services Agreement, between the Registrant and MPM Asset Management LLC, and Gary Patou, dated November 29, 2012.(12)***
10.43		Amendment #3 to Services Agreement, dated September 11, 2013, among the Registrant, MPM Asset Management LLC, and Gary Patou.(8)***
10.44†		License, Development and Commercialization Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(13)
10.45†		Supply Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(13)
10.46†		Master Distributor Agreement, dated March 11, 2013, between the Registrant and CrossLink BioScience, LLC.*
10.47†		First Amendment to Master Distributor Agreement, dated April 1, 2013, between the Registrant and Crosslink BioScience, LLC.*
10.48†		Second Amendment to Master Distributor Agreement, dated September 5, 2013, between the Registrant and Crosslink BioScience, LLC.*
21.1		Subsidiaries of Registrant.*
23.1		Consent of CohnReznick LLP.*
31.1		Certification of President, Chief Executive Officer and Chairman pursuant to Exchange Act Rule 13a-14(a)*
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)*
32.1		Certification of President, Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	*	XBRL Instance Document.
101.CAL	*	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.
_______________________________________________________________________________

(1)	Incorporated by reference to the registrant's Current Report on Form 8-K, filed on February 11, 2011.

(2)	Incorporated by reference to the exhibits to the registrant's Registration Statement on Form S-1 (SEC File 333-170245).

(3)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on January 23, 2013.

(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on March 18, 2013.

(5)	Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on October 31, 2011.

(6)	Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, filed on December 9, 2011.

(7)	Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on May 9, 2012.

(8)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2013.

(9)	Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, filed on June 7, 2012.

(10)	Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on August 9, 2012.

(11)	Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on November 1, 2012

(12)	Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, filed on December 4, 2012.

(13)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 7, 2013.

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.

†	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Loss for the years ended  December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Stockholders' Equity (Deficit) for the years ended  December 31, 2013, 2012 and 2011, (v) Consolidated Statements of Cash Flows for the years ended  December 31, 2013, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.