Form 10-Q
period 2014-03-31
Pacira Pharmaceuticals, Inc.
filed 2014-05-01
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of April 24, 2014, 35,655,095 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$18,762	$12,515
Restricted cash	—	1,633
Short-term investments	45,811	59,637
Accounts receivable, net	15,969	14,590
Inventories	15,364	15,557
Prepaid expenses and other current assets	2,572	2,819
Total current assets	98,478	106,751
Fixed assets, net	49,891	48,182
Goodwill	11,327	10,328
Intangibles, net	644	1,157
Other assets	3,353	3,402
Total assets	$163,693	$169,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,605	$3,069
Accrued expenses	16,913	17,885
Convertible senior notes	99,996	98,961
Current portion of royalty interest obligation	1,065	1,020
Current portion of deferred revenue	1,008	1,008
Total current liabilities	121,587	121,943
Royalty interest obligation	—	226
Deferred revenue	2,960	3,212
Other liabilities	3,435	3,190
Total liabilities	127,982	128,571
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 33,802,182 shares issued and outstanding at March 31, 2014; 33,636,442 shares issued and outstanding at December 31, 2013	34	34
Additional paid-in capital	343,578	337,639
Accumulated deficit	(307,906)	(296,429)
Accumulated other comprehensive income	5	5
Total stockholders’ equity	35,711	41,249
Total liabilities and stockholders’ equity	$163,693	$169,820

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Net product sales	$35,742	$10,835
Collaborative licensing and development revenue	252	243
Royalty revenue	668	509
Total revenues	36,662	11,587
Operating expenses:
Cost of revenues	18,127	11,391
Research and development	5,204	5,905
Selling, general and administrative	22,589	12,936
Total operating expenses	45,920	30,232
Loss from operations	(9,258)	(18,645)
Other (expense) income:
Interest income	42	73
Interest expense	(2,107)	(1,519)
Loss on early extinguishment of debt	—	(3,398)
Royalty interest obligation	(120)	(86)
Other, net	(34)	(5)
Total other expense, net	(2,219)	(4,935)
Loss before income taxes	(11,477)	(23,580)
Income tax benefit	—	442
Net loss	$(11,477)	$(23,138)

Net loss per share:
Basic and diluted net loss per common share	$(0.34)	$(0.71)
Weighted average common shares outstanding:
Basic and diluted	33,710,970	32,709,298

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(11,477)	$(23,138)
Other comprehensive income:
Net unrealized gain on investments	—	17
Total other comprehensive income	—	17
Comprehensive loss	$(11,477)	$(23,121)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Three Months Ended March 31, 2014 (Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2013	33,636	$34	$337,639	$(296,429)	$5	$41,249
Exercise of stock options	166	—	1,964	—	—	1,964
Stock-based compensation	—	—	3,975	—	—	3,975
Net loss	—	—	—	(11,477)	—	(11,477)
Balances at March 31, 2014	33,802	$34	$343,578	$(307,906)	$5	$35,711

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net loss	$(11,477)	$(23,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of fixed assets and amortization of intangibles	2,603	1,431
Amortization of unfavorable lease obligation and debt issuance costs	122	94
Amortization of debt discount	1,035	855
Loss on disposal of fixed assets	8	—
Loss on early extinguishment of debt	—	3,398
Stock-based compensation	3,975	2,225
Changes in operating assets and liabilities:
Restricted cash	1,633	1,523
Accounts receivable, net	(1,379)	(891)
Inventories	193	1,317
Prepaid expenses and other assets	237	(868)
Accounts payable and accrued expenses	(1,531)	162
Royalty interest obligation	(181)	(104)
Other liabilities	278	450
Deferred revenue	(252)	(243)
Net cash used in operating activities	(4,736)	(13,789)
Investing activities:
Purchases of fixed assets	(3,808)	(2,932)
Purchases of short-term investments	(18,946)	(71,785)
Sale of short-term investments	32,772	18,750
Payment of contingent consideration	(999)	(284)
Net cash provided by (used in) investing activities	9,019	(56,251)
Financing activities:
Proceeds from exercise of stock options and warrants	1,964	877
Proceeds from convertible senior notes	—	120,000
Repayment of debt	—	(27,500)
Payment of debt issuance and financing costs	—	(7,191)
Net cash provided by financing activities	1,964	86,186
Net increase in cash and cash equivalents	6,247	16,146
Cash and cash equivalents, beginning of period	12,515	10,126
Cash and cash equivalents, end of period	$18,762	$26,272
Supplemental cash flow information
Cash paid for interest, including royalty interest obligation	$2,251	$584
Noncash investing and financing activities:
Equity component of convertible senior notes	$—	$24,936

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements at March 31, 2014, and for the three months ended March 31, 2014 and 2013, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2013 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses and negative operating cash flows since inception.

Concentration of Major Customers

The Company's customers are national and regional wholesalers as well as commercial, collaborative and licensing partners. The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and doctors. The table below includes the percentage of revenue comprised by the three largest customers (i.e., wholesalers or commercial partners) in each period presented:

	Three Months Ended
	March 31,
	2014	2013
Largest customer	32%	34%
Second largest customer	29%	27%
Third largest customer	23%	16%
	84%	77%

No other individual customer accounted for more than 10% of the Company’s revenues for these periods.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Raw materials	$4,199	$5,290
Work-in-process	7,757	6,321
Finished goods	3,408	3,946
Total	$15,364	$15,557

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Machinery and laboratory equipment	$23,141	$19,570
Computer equipment and software	2,969	2,476
Office furniture and equipment	495	441
Leasehold improvements	26,337	24,852
Construction in progress	11,535	13,419
Total	64,477	60,758
Less accumulated depreciation	(14,586)	(12,576)
Fixed assets, net	$49,891	$48,182

For the three months ended March 31, 2014 and 2013, depreciation expense was $2.1 and $0.9 million, respectively. For the three months ended March 31, 2014 and 2013, the Company capitalized interest on the construction of its manufacturing sites of $0.1 and $0.4 million, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. Cumulatively through March 31, 2014, the Company recorded an additional $3.3 million as goodwill for the percentage payments on net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional cost of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in carrying value of goodwill is summarized as follows (in thousands):

Balance at December 31, 2013	$10,328
Percentage payments on net sales of EXPAREL collected	999
Balance at March 31, 2014	$11,327

Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

March 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,256)	$644	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,356)	$644

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,175)	$725	9 Years
Developed technology	11,700	(11,282)	418	7 Years
Trademarks and trade names	400	(386)	14	7 Years
Total intangible assets	$15,000	$(13,843)	$1,157

Amortization expense for intangibles was $0.5 million for the three months ended March 31, 2014 and 2013. The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

Total
2014 (remaining nine months)	$241
2015	322
2016	81
Total	$644

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	March 31,	December 31,
	2014	2013
Debt:
Convertible senior notes	$120,000	$120,000
Discount on debt	(20,004)	(21,039)
Total debt, net of debt discount	99,996	98,961
Royalty interest obligation	1,065	1,246
Total debt and financing obligations	$101,061	$100,207

On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, and entered into an indenture agreement, or Indenture. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The Notes mature on February 1, 2019.

The net proceeds from the offering of the Notes were $115.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Company's then existing credit facility. In connection with the extinguishment of the credit facility, the Company prepaid the remaining principal amount of $27.5 million, a $1.7 million end of term fee, a $0.8 million prepayment penalty and $0.2 million of accrued interest. The Company recorded a loss on extinguishment of debt of $3.4 million, comprised of the prepayment penalty, the remaining unamortized debt issuance costs and the end of term fee.

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the Notes was 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Holders may convert their Notes prior to August 1, 2018, only if certain circumstances are met. One such circumstance which would allow conversion of the Notes during a calendar quarter would be if during the previous calendar quarter, the sales price of the Company's common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2014, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until June 30, 2014. As of March 31, 2014, the Notes had a market price of $2,864 per $1,000 principal amount, compared to an estimated conversion value of $2,820. Since the market price of the Notes is currently above the estimated conversion value, the Company does not anticipate that holders will elect to convert their Notes. Additionally, in the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. If conversion requests are received, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. If conversion of the Notes were to occur, the Company may not have enough cash to pay the holders the principal plus the conversion premium and may need to raise additional capital or refinance the Notes, although there is no assurance that the Company will be able to do so on acceptable terms or at all. The Company's ability to refinance its indebtedness will depend on the capital markets and its financial condition at such time.

While the Notes are classified in the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to February 1, 2018, in the event that none of the conversion conditions are satisfied, the Notes would be reclassified as a long-term liability.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity component is recorded in additional paid-in capital in the consolidated balance sheet at the issuance date and that equity component is treated as a discount on the liability component of the Notes. The initial carrying value of the liability component of $95.1 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of $4.7 million related to the issuance of the Notes to the liability and equity components of the Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the six-year term of the Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

The following table sets forth the total interest expense recognized related to the Notes (in thousands):

	Three Months Ended,
	March 31,
	2014	2013
Contractual interest expense	$975	$748
Amortization of debt issuance costs	155	119
Amortization of debt discount	1,035	793
	$2,165	$1,660

Effective interest rate	7.22%	7.22%

NOTE 7—FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the Financial Accounting Standards Board, or FASB, established a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term maturities of these instruments and debts. The fair value of the Company’s Notes at March 31, 2014 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

		Fair Value Measurements Using
Financial Liabilities Carried at Historical Cost	Carrying Value	Level 1	Level 2	Level 3
March 31, 2014
Convertible senior notes *	$99,996	$—	$343,674	$—

* The fair value of the Notes was based on the Company's closing stock price of $69.99 per share at March 31, 2014 compared to a conversion price of $24.82 per share, which, if converted, would result in an approximate conversion premium of 3.1 million shares or $218 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of investment grade commercial paper, asset-backed securities collateralized by credit card receivables and corporate bonds with initial maturities of greater than three months at the date of purchase, but less than one year. The net unrealized gains from the Company’s short-term investments are reported in other comprehensive income. At March 31, 2014, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the 3-month Treasury bill rate as an observable input. The fair value of the corporate bonds and asset-backed securities is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At March 31, 2014, the Company's short-term investments were rated A or better by Standard & Poor’s and had maturities ranging from 109 to 363 days from the date of purchase.

The following summarizes the Company’s short-term investments at March 31, 2014 and December 31, 2013 (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair Value
March 31, 2014	Cost	Gains	Losses	(Level 2)
Debt securities:
Commercial paper	$15,760	$13	$—	$15,773
Corporate bonds	20,714	—	(6)	20,708
Asset-backed securities	9,332	—	(2)	9,330
Total	$45,806	$13	$(8)	$45,811

		Gross	Gross
		Unrealized	Unrealized	Fair Value
December 31, 2013	Cost	Gains	Losses	(Level 2)
Debt securities:
Commercial paper	$17,986	$11	$—	$17,997
Corporate bonds	30,808	1	(7)	30,802
Asset-backed securities	10,838	1	(1)	10,838
Total	$59,632	$13	$(8)	$59,637

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At March 31, 2014, the Company had no financial instruments that were measured using Level 3 inputs.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed Federally insured limits. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral.

As of March 31, 2014, three customers each accounted for over 10% of the Company’s accounts receivable: 31%, 27% and 24%, respectively (for a definition of the Company’s customers, see Note 2, Summary of Significant Accounting Policies, under concentration of major customers). At December 31, 2013, three customers each accounted for over 10% of the Company’s accounts receivable: 31%, 31% and 20%, respectively. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of March 31, 2014 and December 31, 2013, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenues	$494	$235
Research and development	1,577	956
Selling, general and administrative	1,904	1,034
Total	$3,975	$2,225

Stock Incentive Plans

The following table contains information about the Company’s stock plans at March 31, 2014:

Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2011 Stock Incentive Plan	3,181,544	3,167,107	14,437
2007 Stock Incentive Plan	2,022,993	2,022,993	—
	5,204,537	5,190,100	14,437

The following table summarizes the Company’s stock option activity and related information for the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,840,038	$13.50
Granted	193,225	64.82
Exercised	(165,740)	11.85
Forfeited	(41,418)	30.00
Expired	(22)	12.57
Outstanding at March 31, 2014	3,826,083	$15.99

NOTE 9—STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income

The following table illustrates the changes in the balances of the Company's accumulated other comprehensive income for the periods presented (in thousands):

	Three Months Ended,
	March 31,
	2014	2013
Net unrealized gains from available for sale investments:
Balance at beginning of period	$5	$27
Other comprehensive income before reclassifications	—	17
Amounts reclassified from accumulated other comprehensive income	—	—
Balance at end of period	$5	$44

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method) and the conversion of the excess conversion value on the Notes. As discussed in Note 6, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash or stock at the Company’s discretion. For purposes of calculating the dilutive impact, it is presumed that the conversion premium will be settled in common stock.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share.
The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Numerator:
Net loss	$(11,477)	$(23,138)
Denominator:
Weighted average shares of common stock outstanding	33,711	32,709
Net loss per share:
Basic and diluted net loss per share of common stock	$(0.34)	$(0.71)

For the three month periods ended March 31, 2014 and 2013, the number of potential common shares that were excluded from the diluted net loss per share calculation using the treasury stock method was 5.1 million and 2.0 million, respectively.

The following outstanding stock options, warrants and the premium on convertible notes which could dilute basic earnings per share in the future are as follows (in thousands):

Three Months Ended March 31, 2014
Weighted average number of stock options outstanding	3,866
Conversion premium on the Notes	3,071
Weighted average number of warrants outstanding	58
Total	6,995

NOTE 11—TAX

Income Tax Benefit

For the quarter ended March 31, 2014, there was no provision for income taxes since the Company has incurred net operating losses since inception.

During the quarter ended March 31, 2013, the Company received $0.4 million from the sale of unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program. As a result, the Company recorded an income tax benefit by reversing the valuation allowance for the related net deferred tax assets. The Company continues to maintain a full valuation allowance on its remaining net deferred tax assets because there is significant doubt regarding the Company’s ability to utilize such net deferred tax assets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California and its corporate headquarters in Parsippany, New Jersey. The three leases in San Diego run through August 31, 2020. In March 2014, the Company amended the lease for its corporate headquarters which increased the size of the leased premises and extended the lease term through February 2028.

As of March 31, 2014, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year
2014 (remaining nine months)	$3,728
2015	5,297
2016	5,436
2017	5,578
2018	5,725
2019 through 2028	15,899
Total	$41,663

Litigation

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation that it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

NOTE 13—SUBSEQUENT EVENTS

Patheon

On April 4, 2014, the Company and Patheon U.K. Limited, or Patheon, entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement, or the Agreements, to collaborate in the manufacture and packaging of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. The initial term of the Manufacturing Supply Agreement is 10 years from the date of FDA approval of the initial manufacturing suite. The Company will pay fees to Patheon for their operation of the manufacturing suites and the amount of EXPAREL produced by Patheon.

Underwritten Public Offering

On April 14, 2014, the Company completed an underwritten public offering of 1,840,000 shares of common stock at $64.00 per share, including the shares issued to cover the underwriters' overallotment option. The Company received proceeds of approximately $110.4 million as a result of the offering, net of underwriters' fees and related expenses.

Mundipharma

On April 28, 2014, the Company and Mundipharma International Corporation Limited, or Mundipharma, amended its agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033 and (ii) expand the territory where Mundipharma could market and distribute DepoCyte® to South Africa and Turkey. The Company also granted Mundipharma exclusive marketing and distribution rights to DepoCyte in all countries other than the United States of America, Canada, Japan and those countries within which Mundipharma already markets DepoCyte. In connection with the agreements, the Company will receive a non-refundable upfront payment of $8.0 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications of EXPAREL, including nerve block and the related timing and success of a supplemental U.S. Food and Drug Administration New Drug Application; the Company’s plans to evaluate and pursue additional DepoFoam-based product candidates; clinical studies in support of an existing or potential DepoFoam® based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); and our commercialization and marketing capabilities. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein, the matters discussed and referenced in Part I-Item 1A. Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other reports as filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Pacira Pharmaceuticals, Inc. and its subsidiaries. In addition, references in this Quarterly Report on Form 10-Q to DepoCyt(e) mean DepoCyt® when discussed in the context of the United States and Canada and DepoCyte® when discussed in the context of Europe.

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use in hospitals and ambulatory surgery centers. As of March 31, 2014, our commercial stage products are EXPAREL and DepoCyt(e).

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

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses as we commercialize EXPAREL; advance the development of product candidates; pursue the use of EXPAREL in additional indications such as nerve block; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch; and expand and enhance our manufacturing capacity.
Recent Highlights and Developments

•
Since the commercial launch of EXPAREL in April 2012, 2,452 accounts have ordered EXPAREL, 346 of which were added during the quarter ended March 31, 2014. The growing demand for EXPAREL is largely due to increasing acceptance by major hospitals and orthopedic centers as a result of its rapid adoption in orthopedic procedures and continued adoption of infiltration with EXPAREL into the transversus abdominis plane, or TAP infiltration procedures, for abdominal and genitourinary surgeries.

•
Total revenues increased $25.1 million, or 216%, in the quarter ended March 31, 2014, as compared to the same period in 2013, primarily driven by EXPAREL product sales of $34.4 million, net of allowances for sales returns, prompt payment discounts, volume rebates, chargebacks and distribution service fees payable to wholesalers.

•
In February 2014, we announced that our Phase 3 clinical trial assessing the safety and efficacy of EXPAREL in femoral nerve block for total knee arthroplasty met its primary efficacy endpoint. We plan to submit data from the femoral nerve block study to demonstrate efficacy and safety, as well as safety data from the intercostal nerve block study, for a supplemental New Drug Application, which is anticipated in the second quarter of 2014.

•
In March 2014, the United States Food and Drug Administration, or FDA, approved an additional bulk manufacturing suite, or Suite C, for EXPAREL. The suite is located at our Science Center Campus in San Diego, California where EXPAREL is manufactured.

•
In April 2014, we and Patheon U.K. Limited, or Patheon, entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement, or the Agreements, to collaborate in the manufacture and packaging of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. We expect the first suite to begin commercial production in 2016 or 2017. We expect the expansion of our manufacturing capacity with Patheon coupled with our manufacturing facility at our Science Center Campus will enable us to meet the growing demand for EXPAREL.

•
In April 2014, we completed an underwritten public offering, selling 1,840,000 common shares at an offering price of $64.00 per share, which included the underwriters' exercise of the over-allotment option. Net proceeds received after underwriting fees and related expenses were approximately $110.4 million.

•
In April 2014, we and Mundipharma International Corporation Limited, or Mundipharma, amended our agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033 and (ii) expand the territory where Mundipharma could market and distribute DepoCyte to South Africa and Turkey. We also granted Mundipharma exclusive marketing and distribution rights to DepoCyte in all countries other than the United States of America, Canada, Japan and those countries within which Mundipharma already markets DepoCyte. In connection with the agreements, we will receive a non-refundable upfront payment of $8.0 million.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

Revenues

The following table provides information regarding our revenues during the periods indicated, including changes as a percentage (dollars in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2014	2013
Net product sales:
EXPAREL	$34,401	$10,441	229%
DepoCyt(e)	1,341	394	240%
Total net product sales	35,742	10,835	230%
Collaborative licensing and development revenue	252	243	4%
Royalty revenue	668	509	31%
Total revenues	$36,662	$11,587	216%

Total revenues increased by $25.1 million, or 216%, to $36.7 million in the three months ended March 31, 2014, as compared to $11.6 million in the three months ended March 31, 2013. The increase was driven by EXPAREL net product sales, which for the three months ended March 31, 2014 were $34.4 million, a $24.0 million increase over the three months ended March 31, 2013. Since the launch of EXPAREL in April 2012 through the end of the first quarter of 2014, 2,452 accounts have ordered EXPAREL compared to 1,065 at the end of the first quarter of 2013. During the first quarter of 2014, we added 346 new accounts. The strong demand for EXPAREL has continued as a result of major hospital system formulary wins due to rapid adoption in orthopedic procedures as well as continued adoption of TAP infiltration procedures for abdominal and genitourinary surgeries. In addition, the completion of drug evaluations leading to a reduction of formulary restrictions has improved physician access. DepoCyt(e) net product sales were $1.3 million in the three months ended March 31, 2014 compared to $0.4 million in the three months ended March 31, 2013.

Cost of Revenues

The following table provides information regarding our cost of revenues during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2014	2013
Cost of goods sold	$18,127	$11,391	59%

Cost of revenues increased by $6.7 million, or 59%, to $18.1 million in the three months ended March 31, 2014, as compared to $11.4 million in the three months ended March 31, 2013. Cost of goods sold increased primarily due to a higher volume of EXPAREL and DepoCyt(e) sales. The improvement in the gross margin in the three months ended March 31, 2014 as compared to the same period in 2013 was driven by the increased utilization of our facilities to manufacture EXPAREL and a resulting reduction in cost of goods sold per unit. There was no cost related to collaborative licensing and development revenue for the three months ended March 31, 2014 and 2013.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2014	2013
Research and development expense	$5,204	$5,905	(12)%

Research and development expenses decreased by $0.7 million, or 12%, to $5.2 million in the three months ended March 31, 2014, as compared to $5.9 million in the three months ended March 31, 2013 due to the following:

•
Clinical development expenses decreased by $1.4 million relating to the conclusion of our Phase 3 pivotal trial of EXPAREL administered as an intercostal nerve block for thoracotomy in August 2013 and our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty in February 2014;

•	Pre-clinical expenses decreased by $0.6 million related to our toxicology studies;

•	Product development expenses increased by $0.6 million related to a potentially new manufacturing process for EXPAREL; and

•	Stock-based compensation expense increased by $0.6 million.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2014	2013
General and administrative	$7,431	$4,675	59%
Sales and marketing	15,158	8,261	83%
Total selling, general and administrative expense	$22,589	$12,936	75%

Selling, general, and administrative expenses increased by $9.7 million, or 75%, to $22.6 million in the three months ended March 31, 2014, as compared to $12.9 million in the three months ended March 31, 2013 due to the following:

•
General and administrative expenses increased by $2.8 million primarily due to increases in salaries and benefits associated with our increased headcount to support the commercial and manufacturing growth of EXPAREL; and

•
Sales and marketing expenses increased by $6.9 million primarily due to a $3.4 million increase in selling and promotional initiatives reflecting a larger sales force and expenditures for CrossLink, our third party distributor for the orthopedic and spine markets, and a $2.8 million increase in educational initiatives and programs to create product awareness in the orthopedic and soft tissue markets, as well as an increase in the number of our field-based medical health science personnel. Stock compensation expense also increased by $0.6 million.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2014	2013
Interest income	$42	$73	(42)%
Interest expense	(2,107)	(1,519)	39%
Loss on early extinguishment of debt	—	(3,398)	(100)%
Royalty interest obligation	(120)	(86)	40%
Other, net	(34)	(5)	580%
Total other expense, net	$(2,219)	$(4,935)	(55)%

Total other expense, net, decreased by $2.7 million to $2.2 million in the three months ended March 31, 2014 primarily due to the absence of a loss on early extinguishment of debt in 2014. This decrease was partially offset by a $0.6 million increase in interest expense.

Income Tax Benefit

The following table provides information regarding our income tax benefit during the periods indicated, including changes as a percentage (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2014	2013
Income tax benefit	$—	$442	(100)%

In the quarter ended March 31, 2014, there is no provision for income taxes since the Company has incurred net operating losses since inception. In February 2013, we received $0.4 million from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development, and selling, general and administrative activities related to the development and commercialization of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock, common stock, secured and unsecured notes, borrowings under debt facilities, product sales, collaborative licensing and development revenue and royalty revenue. In April 2014, we sold 1,840,000 shares of common stock in an underwritten public offering for proceeds of approximately $110.4 million net of underwriters' fees and related expenses.

We are highly dependent on the commercial success of EXPAREL, which was launched in April 2012. We have incurred losses and generated negative cash flows from operations since inception. As of March 31, 2014, we had an accumulated deficit of $307.9 million, cash and cash equivalents and short-term investments of $64.6 million, and a working capital deficit of $23.1 million. The working capital deficit is primarily the result of classifying our convertible senior notes, or Notes, as a current liability as discussed in Note 6, Debt, to our consolidated financial statements included herein. The holders of the Notes have the ability to elect to convert the Notes at any time during the quarter ended June 30, 2014. We do not expect such action will be taken since the market price of the Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that the Notes are converted, we may need to refinance the Notes, although there is no assurance we will be able to do so on acceptable terms or at all.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$(4,736)	$(13,789)
Investing activities	9,019	(56,251)
Financing activities	1,964	86,186
Net increase in cash and cash equivalents	$6,247	$16,146

Operating Activities

During the three months ended March 31, 2014 and 2013, our net cash used in operating activities was $4.7 million and $13.8 million, respectively. The $9.1 million decrease in net cash used in operating activities was driven primarily by a $11.7 million decrease in the net loss in the first quarter of 2014 compared to the first quarter of 2013. The improvement in the gross profit margin for EXPAREL was partially offset by expenditures for additional field-based scientific personnel and related educational, selling and promotional initiatives, as well as additional administrative support.

Investing Activities

During the three months ended March 31, 2014, our net cash provided by investing activities was $9.0 million which reflected net sales of short-term investments of $13.8 million, purchases of fixed assets of $3.8 million and payments for contingent consideration of $1.0 million related to the acquisition, as discussed in Note 5, Goodwill and Intangible Assets, to our consolidated financial statements included herein. During the three months ended March 31, 2013, our net cash used by investing activities was $56.3 million, which primarily reflected net purchases of $53.0 million in short-term investments and $2.9 million in purchases of fixed assets.

Financing Activities

During the three months ended March 31, 2014, our net cash provided by financing activities was $2.0 million, which reflected proceeds from the exercise of stock options. During the three months ended March 31, 2013, our net cash provided by financing activities was $86.2 million, reflecting the private offering of $120.0 million in Notes, which was partially offset by the extinguishment of $27.5 million in debt and $7.2 million in debt issuance and financing costs.

Debt Facilities

On January 23, 2013, we completed a private placement of convertible senior notes in the aggregate principal amount of $120.0 million due 2019, or Notes. The net proceeds from the offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year and mature on February 1, 2019. As of March 31, 2014, the outstanding principal on the Notes was $120.0 million.

On or after August 1, 2018 until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. Additionally, during any calendar quarter commencing after the calendar quarter ending June 30, 2013, the holders have the right to convert when our stock price closes at or above 130% of the conversion price then applicable (the "Consecutive Sales Price") during a period of at least 20 (whether or not consecutive) out of the last 30 consecutive trading days of any given quarter. During the three months ended March 31, 2014, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are redeemable until June 30, 2014. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. See Note 6, Debt, to our consolidated financial statements included herein for additional details.

Future Capital Requirements

We believe that our existing cash and cash equivalents, short-term investments and revenue from product sales will be sufficient to enable us to fund our operating expenses and capital expenditure requirements and to service our indebtedness for at least the next 12 months. Our future use of cash will depend on many factors, including, but not limited to, the following:

•	our ability to successfully continue our commercialization of EXPAREL;

•	the cost and timing of expanding our manufacturing facilities for EXPAREL and our other product candidates;

•
the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval, and costs of development for our other product candidates;

•	the extent to which we acquire or invest in products, businesses and technologies; and

•	the extent to which the holders of our Notes elect to convert the Notes.

We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds and additional equity or debt financing may not be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as of March 31, 2014, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies since December 31, 2013. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, please refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2013.

Contractual Obligations

In March 2014, we amended the lease for our corporate headquarters which increased the size of our leased premises and extended the lease term through February 2028. The lease is for approximately 27,500 square feet of office space at an annual rate of $28.00 per square foot for the first five years of the lease, increasing to an annual rate of $29.00 per square foot thereafter.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2014 by approximately $0.1 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities. At March 31, 2014, all available for sale securities mature within one year.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of March 31, 2014, we had approximately $0.9 million in receivables from customers denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would have a potential impact on our revenue of $0.1 million for the quarter ended March 31, 2014.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)                      Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission, or SEC, rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with the participation of the Company’s management, our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)                      Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On April 28, 2014, the Company, through its operating subsidiary PPI-California, and Mundipharma International Corporation Limited, or Mundipharma, entered into a DepoCyte® Extension and Amendment Agreement to the 2003 Distribution Agreement and a DepoCyte Extension and Amendment Agreement to the 2003 Supply Agreement, or the European Amendments, pursuant to which the existing 2003 Distribution Agreement and the 2003 Supply Agreement with Mundipharma, or the European Agreements, were amended to, among other things, (i) extend the term of such agreements by an additional 15 years to June 30, 2033 and (ii) expand the territory where Mundipharma can market and distribute DepoCyte to South Africa and Turkey. The Company will receive a non-refundable upfront payment of approximately $7.5 million in return for the expansion of Mundipharma’s rights under the European Agreements.

In connection with the European Amendments, on April 28, 2014, the Company, through its operating subsidiary PPI-California, also entered into a new Distribution Agreement with Mundipharma and a new Supply Agreement with Mundipharma Medical Company, an affiliate of Mundipharma, or the New Agreements, pursuant to which the Company grants to Mundipharma exclusive marketing and distribution rights to DepoCyte in all countries other than the United States of America, Canada, Japan, and those countries within which Mundipharma operates under the terms of the European Agreements, and PPI-California agrees to supply DepoCyte to Mundipharma. Under the New Agreements, the Company will receive payment for manufacturing vials of DepoCyte, as well as an additional amount if Mundipharma’s quarterly net sales exceed a certain amount. In addition, the Company will receive a non-refundable upfront payment of $0.5 million from Mundipharma. The New Agreements will expire on June 30, 2033, and, after that date, will continue year-to-year unless terminated by us or by Mundipharma upon no less than 12 months’ written notice. The New Agreements contain customary representation and warranties and termination provisions, including the right of the Company to terminate the agreement if certain regulatory approvals are not received.

Item 6. EXHIBITS

The exhibits listed in the Exhibit Index are incorporated herein by reference.

10.1	2014 Inducement Plan.*

31.1	Certification of President, Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of President, Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Consolidated Financial Statements.

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	May 1, 2014	/s/ DAVID STACK
David Stack
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 1, 2014	/s/ JAMES SCIBETTA
James Scibetta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)