Form 10-Q
period 2014-06-30
Pacira Pharmaceuticals, Inc.
filed 2014-07-31
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-35060

PACIRA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 100 Parsippany, New Jersey, 07054
(Address of Principal Executive Offices and Zip Code)

(973) 254-3560
(Registrant's Telephone Number, Including Area Code)

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

As of July 25, 2014, 35,891,951 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$108,200	$12,515
Restricted cash	2,168	1,633
Short-term investments	55,660	59,637
Accounts receivable, net	20,545	14,590
Inventories	19,194	15,557
Prepaid expenses and other current assets	3,139	2,819
Total current assets	208,906	106,751
Long-term investments	13,474	—
Fixed assets, net	53,513	48,182
Goodwill	12,520	10,328
Intangibles, net	564	1,157
Other assets	3,103	3,402
Total assets	$292,080	$169,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,145	$3,069
Accrued expenses	23,035	17,885
Convertible senior notes	101,031	98,961
Current portion of royalty interest obligation	869	1,020
Current portion of deferred revenue	1,426	1,008
Total current liabilities	129,506	121,943
Royalty interest obligation	—	226
Deferred revenue	10,221	3,212
Other liabilities	4,384	3,190
Total liabilities	144,111	128,571
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 35,836,959 shares issued and outstanding at June 30, 2014; 33,636,442 shares issued and outstanding at December 31, 2013	36	34
Additional paid-in capital	460,907	337,639
Accumulated deficit	(312,943)	(296,429)
Accumulated other comprehensive income (loss)	(31)	5
Total stockholders’ equity	147,969	41,249
Total liabilities and stockholders’ equity	$292,080	$169,820

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Net product sales	$46,034	$16,278	$81,776	$27,113
Collaborative licensing and development revenue	322	243	574	486
Royalty revenue	809	620	1,478	1,129
Total revenues	47,165	17,141	83,828	28,728
Operating expenses:
Cost of goods sold	19,954	10,214	38,081	21,605
Research and development	5,216	4,857	10,420	10,762
Selling, general and administrative	24,837	14,080	47,426	27,017
Total operating expenses	50,007	29,151	95,927	59,384
Loss from operations	(2,842)	(12,010)	(12,099)	(30,656)
Other (expense) income:
Interest income	61	72	103	145
Interest expense	(2,079)	(1,914)	(4,185)	(3,433)
Loss on early extinguishment of debt	—	—	—	(3,398)
Royalty interest obligation	(136)	(161)	(256)	(247)
Other, net	(41)	(18)	(77)	(22)
Total other expense, net	(2,195)	(2,021)	(4,415)	(6,955)
Loss before income taxes	(5,037)	(14,031)	(16,514)	(37,611)
Income tax benefit	—	—	—	442
Net loss	$(5,037)	$(14,031)	$(16,514)	$(37,169)

Net loss per share:
Basic and diluted net loss per common share	$(0.14)	$(0.42)	$(0.48)	$(1.13)
Weighted average common shares outstanding:
Basic and diluted	35,463	33,083	34,587	32,896

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(5,037)	$(14,031)	$(16,514)	$(37,169)
Other comprehensive loss:
Net unrealized loss on investments	(36)	(31)	(36)	(14)
Total other comprehensive loss	(36)	(31)	(36)	(14)
Comprehensive loss	$(5,073)	$(14,062)	$(16,550)	$(37,183)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Six Months Ended June 30, 2014 (Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2013	33,636	$34	$337,639	$(296,429)	$5	$41,249
Follow-on public offering, net	1,840	2	110,405	—	—	110,407
Exercise of stock options	326	—	3,351	—	—	3,351
Cashless exercise of warrants	35	—	—	—	—	—
Stock-based compensation	—	—	9,512	—	—	9,512
Net unrealized loss on investments	—	—	—	—	(36)	(36)
Net loss	—	—	—	(16,514)	—	(16,514)
Balances at June 30, 2014	35,837	$36	$460,907	$(312,943)	$(31)	$147,969

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities:
Net loss	$(16,514)	$(37,169)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of intangibles	4,936	2,717
Amortization of unfavorable lease obligation and debt issuance costs	243	216
Amortization of debt discount	2,069	1,890
Loss on disposal of fixed assets	157	31
Loss on early extinguishment of debt	—	3,398
Stock-based compensation	9,512	4,450
Changes in operating assets and liabilities:
Restricted cash	(535)	525
Accounts receivable, net	(5,955)	(3,403)
Inventories	(3,637)	(2,144)
Prepaid expenses and other assets	(332)	(711)
Accounts payable and accrued expenses	5,226	3,260
Royalty interest obligation	(377)	(205)
Other liabilities	1,263	532
Deferred revenue	7,426	(486)
Net cash provided by (used in) operating activities	3,482	(27,099)
Investing activities:
Purchases of fixed assets	(9,831)	(4,672)
Purchases of short-term investments	(52,992)	(87,220)
Sales of short-term investments	56,941	30,800
Purchases of long-term investments	(13,481)	—
Payment of contingent consideration	(2,192)	(682)
Net cash used in investing activities	(21,555)	(61,774)
Financing activities:
Proceeds from follow-on public offering, net	110,407	—
Proceeds from exercise of stock options and warrants	3,351	2,064
Proceeds from convertible senior notes	—	120,000
Repayment of debt	—	(27,500)
Payment of debt issuance and financing costs	—	(7,191)
Net cash provided by financing activities	113,758	87,373
Net increase (decrease) in cash and cash equivalents	95,685	(1,500)
Cash and cash equivalents, beginning of period	12,515	10,126
Cash and cash equivalents, end of period	$108,200	$8,626
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$2,583	$846
Non-cash investing and financing activities:
Equity component of convertible senior notes	$—	$24,936

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

Pacira is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from few customers and products, reliance on a single manufacturing site, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology and compliance with government regulations.

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

The consolidated financial statements at June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2013 has been derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. The Company has incurred losses since inception.

Concentration of Major Customers

The Company’s customers are national and regional wholesalers of pharmaceutical products as well as commercial, collaborative and licensing partners. The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The table below includes the percentage of revenue comprised by the three largest customers (i.e., wholesalers or commercial partners) in each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Largest customer	33%	35%	33%	35%
Second largest customer	29%	27%	29%	27%
Third largest customer	23%	17%	23%	17%
	85%	79%	85%	79%

No other individual customer accounted for more than 10% of the Company’s revenues for these periods.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2017, with early adoption not permitted. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this update on its consolidated financial statements.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Raw materials	$7,369	$5,290
Work-in-process	5,470	6,321
Finished goods	6,355	3,946
Total	$19,194	$15,557

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Machinery and laboratory equipment	$22,148	$19,570
Computer equipment and software	3,071	2,476
Office furniture and equipment	479	441
Leasehold improvements	25,902	24,852
Construction in progress	17,237	13,419
Total	68,837	60,758
Less accumulated depreciation	(15,324)	(12,576)
Fixed assets, net	$53,513	$48,182

For the three months ended June 30, 2014 and 2013, depreciation expense was $2.3 and $0.8 million, respectively, and for the six months ended June 30, 2014 and 2013, depreciation expense was $4.3 and $1.7 million, respectively. For the three months ended June 30, 2014 and 2013, the Company capitalized interest on the construction of its manufacturing sites of $0.1 and $0.3 million, respectively, and for the six months ended June 30, 2014 and 2013, capitalized interest was $0.1 and $0.6 million, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL, as follows:

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. Cumulatively through June 30, 2014, the Company has recorded an additional $4.6 million as goodwill for earn-out payments which are a percentage of net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Balance at December 31, 2013	$10,328
Percentage payments on net sales of EXPAREL collected	2,192
Balance at June 30, 2014	$12,520

Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

June 30, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,336)	$564	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,436)	$564

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,175)	$725	9 Years
Developed technology	11,700	(11,282)	418	7 Years
Trademarks and trade names	400	(386)	14	7 Years
Total intangible assets	$15,000	$(13,843)	$1,157

Amortization expense for intangibles was $0.1 million for the three months ended June 30, 2014 and $0.5 million for the three months ended June 30, 2013. Amortization expense was $0.6 million for the six months ended June 30, 2014 and $1.0 million for the six months ended June 30, 2013. The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

Total
2014 (remaining six months)	$161
2015	322
2016	81
Total	$564

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	June 30,	December 31,
	2014	2013
Debt:
Convertible senior notes	$120,000	$120,000
Discount on debt	(18,969)	(21,039)
Total debt, net of debt discount	101,031	98,961
Royalty interest obligation	869	1,246
Total debt and financing obligations	$101,900	$100,207

On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, and entered into an indenture agreement, or Indenture, with respect to the Notes. The Notes accrue interest at a fixed rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The Notes mature on February 1, 2019.

The net proceeds from the offering of the Notes were $115.3 million after deducting the initial purchasers’ discounts and commissions and the offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Company’s then existing credit facility. In connection with the extinguishment of the credit facility, the Company prepaid the remaining principal amount of $27.5 million, a $1.7 million end of term fee, a $0.8 million prepayment penalty and $0.2 million of accrued interest. The Company recorded a loss on extinguishment of debt of $3.4 million, comprised of the prepayment penalty, the remaining unamortized debt issuance costs and the end of term fee.

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

Holders may convert their Notes prior to August 1, 2018, only if certain circumstances are met. One such circumstance which would allow conversion of the Notes during a calendar quarter would be if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2014, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until September 30, 2014. As of June 30, 2014, the Notes had a market price of $3,734 per $1,000 principal amount, compared to an estimated conversion value of $3,701. Since the market price of the Notes is currently above the estimated conversion value, the Company does not anticipate that holders will elect to convert their Notes. Additionally, in the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. If conversion requests are received, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $120.0 million in principal value and issue approximately 3.5 million shares of its common stock to settle the conversion premium as of June 30, 2014, causing dilution to the Company’s shareholders.

While the Notes are classified in the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to February 1, 2018, in the event that none of the conversion conditions are satisfied, the Notes would be reclassified as a long-term liability.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity component is recorded in additional paid-in capital in the consolidated balance sheet at the issuance date and that equity component is treated as a discount on the liability component of the Notes. The initial carrying value of the liability component of $95.1 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

The following table sets forth the total interest expense recognized in relation to the Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Contractual interest expense	$975	$975	$1,950	$1,723
Amortization of debt issuance costs	155	155	310	274
Amortization of debt discount	1,035	1,035	2,069	1,828
	$2,165	$2,165	$4,329	$3,825

Effective interest rate	7.22%	7.22%	7.22%	7.22%

NOTE 7—FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the FASB established a three-level hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels are:

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s Notes at June 30, 2014 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
Financial Liabilities Carried at Historical Cost		Level 1	Level 2	Level 3
June 30, 2014
Convertible senior notes *	$101,031	$—	$448,050	$—
* The fair value of the Notes was based on the Company’s closing stock price of $91.86 per share at June 30, 2014 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 3.5 million shares or $324 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of investment grade commercial paper, asset-backed securities collateralized by credit card receivables and corporate bonds with initial maturities of greater than three months at the date of purchase, but less than one year. Long-term investments consist of corporate bonds with initial maturities greater than one year at the date of purchase. The net unrealized gains from the Company’s short-term and long-term investments are reported in other comprehensive loss. At June 30, 2014, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the corporate bonds and asset-backed securities is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At June 30, 2014, the Company’s short-term investments were rated A or better by Standard & Poor’s and had maturities ranging from 189 to 365 days from the date of purchase. The Company’s long-term investments were also rated A or better by Standard & Poor’s and had maturities ranging from 20 to 36 months from the date of purchase.

The following summarizes the Company’s investments at June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term
Commercial paper	$12,264	$10	$—	$12,274
Corporate bonds	43,420	2	(36)	43,386
Subtotal	55,684	12	(36)	55,660
Long-term
Corporate bonds	13,481	2	(9)	13,474
Total	$69,165	$14	$(45)	$69,134

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Commercial paper	$17,986	$11	$—	$17,997
Corporate bonds	30,808	1	(7)	30,802
Asset-backed securities	10,838	1	(1)	10,838
Total	$59,632	$13	$(8)	$59,637

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At June 30, 2014, the Company had no financial instruments that were measured using Level 3 inputs.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally-insured limits. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral.

As of June 30, 2014, three customers each accounted for over 10% of the Company’s accounts receivable, at 39%, 27% and 23%, respectively (for a definition of the Company’s customers, see Note 2, Summary of Significant Accounting Policies, under concentration of major customers). At December 31, 2013, three customers each accounted for over 10% of the Company’s accounts receivable, at 31%, 31% and 20%, respectively. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of June 30, 2014 and December 31, 2013, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of goods sold	$641	$391	$1,135	$626
Research and development	2,137	509	3,714	1,465
Selling, general and administrative	2,759	1,325	4,663	2,359
Total	$5,537	$2,225	$9,512	$4,450

Stock Incentive Plans

In April 2014, the Company’s board of directors adopted the 2014 Inducement Plan which authorized 175,000 shares of common stock to be granted as equity awards to new employees. In June 2014, the Company’s board of directors adopted an amendment to the 2011 Stock Incentive Plan, now known as the Amended and Restated 2011 Stock Incentive Plan. Under the amendment, an additional 2,750,000 shares of common stock were authorized for issuance as equity awards under the plan. Both the Amended and Restated 2011 Stock Incentive Plan and 2014 Inducement Plan were subsequently ratified by the Company’s stockholders and became effective on June 3, 2014.

2014 Employee Stock Purchase Plan

In April 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, which was subsequently ratified by the Company’s stockholders and became effective on June 3, 2014. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 500,000 shares of common stock may be sold under the plan which expires on June 3, 2024. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The initial offering period of the ESPP is expected to commence during the second half of 2014. Thereafter, six month offering periods will begin on January 1 and July 1 of each year. During an offering period, eligible employees will have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31. The per share purchase price will be equal to the lesser of 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date. As of June 30, 2014, no stock-based compensation expense has been recognized under the ESPP.

The following tables contain information about the Company’s stock plans at June 30, 2014:

Stock Incentive Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2007 Stock incentive plan	2,022,862	2,022,862	—
Amended and restated 2011 stock incentive plan	5,931,675	4,306,663	1,625,012
2014 Inducement plan	175,000	80,000	95,000
	8,129,537	6,409,525	1,720,012

Employee Stock Purchase Plan	Shares Reserved for Purchase	Shares Purchased	Shares Available for Purchase
2014 Employee stock purchase plan	500,000	—	500,000

The following table summarizes the Company’s stock option activity and related information for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,840,038	$13.50
Granted	1,458,200	77.92
Exercised	(326,290)	10.28
Forfeited	(86,753)	31.11
Expired	(237)	15.24
Outstanding at June 30, 2014	4,884,958	$32.64

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net unrealized gains (losses) from available for sale investments:
Balance at beginning of period	$5	$27
Other comprehensive loss before reclassifications	(36)	(14)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance at end of period	$(31)	$13

Underwritten Public Offering

In April 2014, the Company completed an underwritten public offering of 1,840,000 shares of common stock, including the shares issued to cover the underwriters’ overallotment option, at $64.00 per share. The Company received proceeds of $110.4 million as a result of the offering, net of underwriters’ fees and related expenses.

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
The following table sets forth the computation of basic and diluted loss per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(5,037)	$(14,031)	$(16,514)	$(37,169)
Denominator:
Weighted average shares of common stock outstanding	35,463	33,083	34,587	32,896
Net loss per share:
Basic and diluted net loss per share of common stock	$(0.14)	$(0.42)	$(0.48)	$(1.13)

For the three month periods ended June 30, 2014 and 2013, the number of potential common shares which were excluded from the diluted net loss per share calculation using the treasury stock method was 5.3 million and 2.8 million, respectively. For the six month periods ended June 30, 2014 and 2013, the number of potential common shares which were excluded from the diluted net loss per share calculation using the treasury stock method was 5.2 million and 2.4 million, respectively.

The following outstanding stock options, warrants and the premium on convertible notes which could dilute basic earnings per share in the future are as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Weighted average number of stock options outstanding	4,146	4,006
Conversion premium on the Notes	3,259	3,165
Weighted average number of warrants outstanding	46	52
Total	7,451	7,223

NOTE 11—TAX

Income Tax Benefit

For the six months ended June 30, 2014, there was no provision for income taxes since the Company has incurred net operating losses since inception.

During the six months ended June 30, 2013, the Company received $0.4 million from the sale of unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program. As a result, the Company recorded an income tax benefit by reversing the valuation allowance for the related net deferred tax assets. The Company continues to maintain a full valuation allowance on its remaining net deferred tax assets because there is significant doubt regarding the Company’s ability to utilize such net deferred tax assets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California and its corporate headquarters in Parsippany, New Jersey. The three leases in San Diego run through August 2020. In March 2014, the Company amended the lease for its corporate headquarters which increased the size of the leased premises and extended the lease term through February 2028.

As of June 30, 2014, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year
2014 (remaining six months)	$2,518
2015	5,297
2016	5,436
2017	5,578
2018	5,725
2019 through 2028	15,899
Total	$40,453

Manufacturing Capacity Agreements

In April 2014, the Company and Patheon UK Limited, or Patheon, entered into a Strategic Co-Production Agreement and Technical Transfer and Service Agreement to collaborate in the manufacture and packaging of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. This agreement will remain in full effect unless and until it expires or is terminated. Upon termination of this agreement (other than termination by the Company in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), the Company will pay for the make good costs occasioned by the removal of its manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.0 million.

The Company also entered into a Manufacturing and Supply Agreement with Patheon. Under the terms of the Manufacturing and Supply Agreement, following the FDA approval date of the suites, Pacira has agreed to purchase finished, packaged or unpackaged product from Patheon. Unless earlier terminated, this agreement will expire on the 10th anniversary of the FDA approval date for the initial manufacturing suite.

Future expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products which cannot be fully determined at this time.

Supply Agreements

The Company granted Mundipharma International Corporation Limited, or Mundipharma, rights to DepoCyte® in certain countries. In April 2014, the Company and Mundipharma amended their agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033 and (ii) expand the territories where Mundipharma can market and distribute DepoCyte to all countries other than the United States of America, Canada, and Japan. In connection with the agreements, the Company received a non-refundable upfront payment of $8.0 million in May 2014 for which the revenue has been deferred and will be recognized over the remaining contractual term.

Litigation

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation which it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to be correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications of EXPAREL, including nerve block and the related timing and success of a U.S. Food and Drug Administration, or FDA, supplemental New Drug Application, or sNDA; the Company’s plans to evaluate and pursue additional DepoFoam-based product candidates; clinical studies in support of an existing or potential DepoFoam® based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); and our commercialization and marketing capabilities. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in “Part I-Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other reports as filed with the Securities and Exchange Commission, or SEC.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of June 30, 2014, our commercial stage products are EXPAREL and DepoCyt(e).

•
EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic indicated for administration into the surgical site to produce postsurgical analgesia, and was approved by the FDA on October 28, 2011. We commercially launched EXPAREL in April 2012. We drop-ship EXPAREL directly to the end user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers.

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the U.S. and Europe.

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses as we commercialize EXPAREL; pursue the use of EXPAREL in additional indications, such as nerve block; advance the development of product candidates; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch and expand and enhance our manufacturing capacity.

Recent Highlights and Developments

•
Since the commercial launch of EXPAREL in April 2012, 2,815 accounts have ordered EXPAREL, 363 of which were added during the quarter ended June 30, 2014. The growing demand for EXPAREL is largely due to growth within existing accounts and increasing acceptance by major hospitals and orthopedic centers as a result of the rapid adoption of EXPAREL in orthopedic procedures as well as continued adoption of transversus abdominis plane, or TAP, infiltration procedures for abdominal and genitourinary surgeries.

•	Total revenues increased $30.0 million, or 175%, in the quarter ended June 30, 2014, as compared to the same period in 2013, primarily driven by EXPAREL product sales of $44.9 million.

•	In March 2014, the FDA approved an additional bulk manufacturing suite, or Suite C, for EXPAREL, which will more than double our manufacturing capacity.

•
In April 2014, we and Patheon UK Limited, or Patheon, entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement to collaborate in the manufacture and packaging of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. We expect the first suite to begin commercial production in the second half of 2016. We expect that the expansion of our manufacturing capacity with Patheon, coupled with our manufacturing facility at our Science Center Campus, will enable us to meet the growing demand for EXPAREL.

•
In April 2014, we completed an underwritten public offering, selling 1,840,000 shares of common stock, which included the underwriters’ exercise of the over-allotment option, at an offering price of $64.00 per share. We received net proceeds after underwriting fees and related expenses of $110.4 million.

•
In April 2014, we and Mundipharma International Corporation Limited, or Mundipharma, amended our agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033 and (ii) expand the territory where Mundipharma can market and distribute DepoCyte to all countries other than the United States of America, Canada, and Japan. In connection with the agreements, we received a non-refundable upfront payment of $8.0 million from Mundipharma. The revenue has been deferred and will be recognized over the remaining contractual term.

•
In May 2014, we announced the submission of an sNDA for a nerve block indication based on data from a Phase 3 study demonstrating the efficacy and safety of EXPAREL in femoral nerve block for total knee arthroplasty, as well as data from a Phase 3 study in intercostal nerve block for thoracotomy. The FDA has accepted our sNDA for review and has set a Prescription Drug User Fee Act action date of March 5, 2015.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

The following table provides information regarding our revenues during the periods indicated, including percentage changes (dollars in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2014	2013		2014	2013
Net product sales:
EXPAREL	$44,914	$15,223	195%	$79,316	$25,664	209%
DepoCyt(e)	1,120	1,055	6%	2,460	1,449	70%
Total net product sales	46,034	16,278	183%	81,776	27,113	202%
Collaborative licensing and development revenue	322	243	33%	574	486	18%
Royalty revenue	809	620	30%	1,478	1,129	31%
Total revenues	$47,165	$17,141	175%	$83,828	$28,728	192%

Total revenues increased by $30.0 million, or 175%, to $47.2 million in the three months ended June 30, 2014, as compared to $17.1 million in the three months ended June 30, 2013. The increase was driven by EXPAREL net product sales, which for the three months ended June 30, 2014 were $44.9 million, a $29.7 million increase over the three months ended June 30, 2013. Since the launch of EXPAREL in April 2012 through the end of the second quarter of 2014, 2,815 accounts have ordered EXPAREL, compared to 1,435 at the end of the second quarter of 2013. During the second quarter of 2014, we added 363 new accounts. The strong demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by major hospital system formulary wins due to rapid adoption in orthopedic procedures as well as continued adoption of TAP infiltration procedures for abdominal and genitourinary surgeries. In addition, the completion of drug utilization evaluations has led to a reduction of formulary restrictions, improving physician access. DepoCyt(e) net product sales were $1.1 million in both the three months ended June 30, 2014 and 2013, respectively.

Total revenues increased by $55.1 million, or 192%, to $83.8 million in the six months ended June 30, 2014, as compared to $28.7 million in the six months ended June 30, 2013, also primarily attributable to increases in EXPAREL net product sales as a result of new accounts and growth within existing accounts, which has been driven by major hospital system formulary wins due to rapid adoption in orthopedic procedures and continued adoption of TAP infiltration procedures for abdominal and genitourinary surgeries. DepoCyt(e) net product sales increased by $1.0 million, or 70%, to $2.5 million in the six months ended June 30, 2014, compared to $1.5 million in the six months ended June 30, 2013.

Cost of Goods Sold

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product related revenues during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2014	2013		2014	2013
Cost of goods sold	$19,954	$10,214	95%	$38,081	$21,605	76%
Gross margin *	57%	40%		54%	24%
* The gross margin calculation excludes collaborative licensing and development revenue.

Cost of goods sold increased by $9.7 million, or 95%, to $20.0 million in the three months ended June 30, 2014, compared to $10.2 million for the three months ended June 30, 2013. Cost of goods sold increased by $16.5 million, or 76%, to $38.1 million in the six months ended June 30, 2014, compared to $21.6 million for the six months ended June 30, 2013. Cost of goods sold increased primarily due to a higher volume of EXPAREL sales. The improvement in the gross margin for the three and six months ended June 30, 2014 as compared to the same periods in 2013 was driven by the increased utilization of our facilities to manufacture EXPAREL and a resulting reduction in cost of goods sold per unit. The cost per unit was positively impacted by the commencement of commercial production in Suite C.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2014	2013		2014	2013
Research and development expense	$5,216	$4,857	7%	$10,420	$10,762	(3)%

Research and development expenses increased by $0.3 million, or 7%, to $5.2 million in the three months ended June 30, 2014, as compared to $4.9 million in the three months ended June 30, 2013, due to the following:

•	Salaries and benefits increased by $1.7 million, which was almost entirely attributable to the revaluation of stock options held by consultants; and

•
Clinical development expenses decreased by $1.3 million primarily relating to the conclusion of our Phase 3 pivotal trial of EXPAREL administered as an intercostal nerve block for thoracotomy in August 2013 and our

Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty in February 2014.

Research and development expenses decreased by $0.4 million, or 3%, to $10.4 million in the six months ended June 30, 2014, as compared to $10.8 million in the six months ended June 30, 2013, due to the following:

•
Clinical development expenses decreased by $2.7 million relating to the conclusion of our Phase 3 pivotal trial of EXPAREL administered as an intercostal nerve block for thoracotomy in August 2013 and our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty in February 2014;

•	Salaries and benefits increased by $2.3 million, which was almost entirely attributable to the revaluation of stock options held by consultants.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2014	2013		2014	2013
General and administrative	$7,867	$4,655	69%	$15,297	$9,331	64%
Sales and marketing	16,970	9,425	80%	32,129	17,686	82%
Total selling, general and administrative expense	$24,837	$14,080	76%	$47,426	$27,017	76%

Selling, general and administrative expenses increased by $10.8 million, or 76%, to $24.8 million in the three months ended June 30, 2014, as compared to $14.1 million in the three months ended June 30, 2013, due to the following:

•
General and administrative expenses increased by $3.2 million, due to increases in salaries and benefits associated with our increased headcount, and other regulatory, legal and support initiatives to support the commercial and manufacturing growth of EXPAREL; and

•
Sales and marketing expenses increased by $7.5 million due to $4.4 million in project spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic and soft tissue markets, commission based payments to CrossLink BioScience, LLC, or CrossLink, and selling and promotional activities to support the growth of EXPAREL. Salaries and benefits increased $3.1 million primarily driven by an increase in our sales force and field-based medical health science personnel.

Selling, general and administrative expenses increased by $20.4 million, or 76%, to $47.4 million in the six months ended June 30, 2014, as compared to $27.0 million in the six months ended June 30, 2013, due to the following:

•
General and administrative expenses increased by $6.0 million, due to increases in salaries and benefits associated with our increased headcount, and other regulatory, legal and support initiatives to support the commercial and manufacturing growth of EXPAREL; and

•
Sales and marketing expenses increased by $14.4 million due to $8.5 million in project spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic and soft tissue markets, commission based payments to CrossLink and selling and promotional activities to support the growth of EXPAREL. Salaries and benefits increased $5.9 million primarily driven by an increase in our sales force and field-based medical health science personnel.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2014	2013		2014	2013
Interest income	$61	$72	(15)%	$103	$145	(29)%
Interest expense	(2,079)	(1,914)	9%	(4,185)	(3,433)	22%
Loss on early extinguishment of debt	—	—	N/A	—	(3,398)	(100)%
Royalty interest obligation	(136)	(161)	(16)%	(256)	(247)	4%
Other, net	(41)	(18)	128%	(77)	(22)	250%
Total other expense, net	$(2,195)	$(2,021)	9%	$(4,415)	$(6,955)	(37)%

Total other expense, net increased by $0.2 million to $2.2 million in the three months ended June 30, 2014 primarily due to a $0.2 million increase in interest expense as a result of less capitalized interest in conjunction with the completion of certain capital projects. Total other expense, net decreased by $2.5 million to $4.4 million in the six months ended June 30, 2014 primarily due to the absence of a loss on early extinguishment of debt in 2014 in the amount of $3.4 million. This was partially offset by a $0.8 million increase in interest expense associated with (i) $0.5 million decrease in capitalized interest, (ii) $0.2 million increase in the amortization of the equity component of our convertible debt and (iii) $0.1 million due to interest expense on higher loan balances.

Income Tax Benefit

The following table provides information regarding our income tax benefit during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2014	2013		2014	2013
Income tax benefit	$—	$—	N/A	$—	$442	(100)%

For the three and six months ended June 30, 2014, there was no provision for income taxes since we have incurred net operating losses since inception. In February 2013, we received $0.4 million from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development, and selling, general and administrative activities related to the development and commercialization of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock, common stock, secured and unsecured notes, borrowings under debt facilities, product sales, collaborative licensing and development revenue and royalty revenue. In April 2014, we sold 1,840,000 shares of common stock in an underwritten public offering for proceeds to us of $110.4 million, net of underwriters’ fees and related expenses.

We are highly dependent on the commercial success of EXPAREL, which was launched in April 2012. We have incurred losses since inception. As of June 30, 2014, we had an accumulated deficit of $312.9 million, cash and cash equivalents, restricted cash, short-term investments and long-term investments of $179.5 million and working capital of $79.4 million.

Our $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, are classified as a current liability as discussed in Note 6, Debt, to our consolidated financial statements included herein. The holders of the Notes have the ability to elect to convert the Notes at any time during the quarter ended September 30, 2014. We do not expect such action will be taken since the market price of the Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that the Notes are converted, we would be required to repay the $120.0 million in principal value and issue approximately 3.5 million shares of our common stock to settle the conversion premium as of June 30, 2014, causing dilution to our current shareholders.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$3,482	$(27,099)
Investing activities	(21,555)	(61,774)
Financing activities	113,758	87,373
Net increase (decrease) in cash and cash equivalents	$95,685	$(1,500)

Operating Activities

During the six months ended June 30, 2014, our net cash provided by operating activities was $3.5 million. During the six months ended June 30, 2013, our net cash used in operating activities was $27.1 million. The $30.6 million change in net cash from operating activities was driven primarily by the increase in EXPAREL product sales, which was partially offset by expenditures for additional field-based scientific personnel and related educational, selling and promotional initiatives, as well as additional administrative support. We also received an $8.0 million upfront payment from Mundipharma in connection with the extension of the term of existing supply and distribution agreements and the expansion of the territory where Mundipharma can market and distribute DepoCyte.

Investing Activities

During the six months ended June 30, 2014, our net cash used in investing activities was $21.6 million which reflected purchases of fixed assets of $9.8 million, net purchases of short-term and long-term investments of $9.5 million and payments for contingent consideration of $2.2 million related to the March 2007 acquisition of Skyepharma Holding, Inc., as discussed in Note 5, Goodwill and Intangible Assets, to our consolidated financial statements included herein. Fixed asset purchases primarily reflect expenditures for expanding our manufacturing capacity in the United Kingdom and constructing an additional fill line for Suite C. During the six months ended June 30, 2013, our net cash used in investing activities was $61.8 million, which primarily reflected net purchases of $56.4 million in short-term investments and $4.7 million in purchases of fixed assets.

Financing Activities

During the six months ended June 30, 2014, our net cash provided by financing activities was $113.8 million, which reflected net proceeds of $110.4 million from the sale of 1,840,000 shares of common stock in an underwritten public offering and proceeds from the exercise of stock options and warrants of $3.4 million. During the six months ended June 30, 2013, our net cash provided by financing activities was $87.4 million, reflecting the private offering of $120.0 million in Notes, which was partially offset by the extinguishment of $27.5 million in debt and $7.2 million in debt issuance and financing costs.

Debt Facilities

On January 23, 2013, we completed the private placement of the Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of June 30, 2014, the outstanding principal on the Notes was $120.0 million.

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. Additionally, during any calendar quarter, the holders have the right to convert if our stock price closes at or above 130% of the conversion price then applicable (the “Consecutive Sales Price”) during a period of at least 20 out of the last 30 consecutive trading days of any given quarter. During the three months ended June 30, 2014, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are redeemable until September 30, 2014. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. See Note 6, Debt, to our consolidated financial statements included herein for additional details.

Future Capital Requirements

We believe that our existing cash and cash equivalents, restricted cash, short-term and long-term investments and revenue from product sales will be sufficient to enable us to fund our operating expenses and capital expenditure requirements and to service our indebtedness for at least the next 12 months. Our future use of cash will depend on many factors, including, but not limited to, the following:

•	our ability to successfully continue our commercialization of EXPAREL;

•
the cost and timing of expanding our manufacturing facilities for EXPAREL and our other product candidates, including costs associated with certain technical transfer activities and construction of two dedicated manufacturing suites in the United Kingdom;

•
the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval, and costs of development for our other product candidates;

•	the extent to which we acquire or invest in products, businesses and technologies; and

•	the extent to which the holders of our Notes elect to convert the Notes.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of June 30, 2014, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies since December 31, 2013, however, see Note 2, Summary of Significant Accounting Policies, of the Notes to the Condensed Consolidated Financial Statements, which contains a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2013.
Contractual Obligations
In March 2014, we amended the lease for our corporate headquarters which increased the size of our leased premises and extended the lease term through February 2028. The lease is for approximately 27,500 square feet of office space.
In April 2014, we and Patheon UK Limited, or Patheon, entered into a Strategic Co-Production Agreement and Technical Transfer and Service Agreement to collaborate in the manufacture and packaging of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. This agreement will remain in full effect unless and until it expires or is terminated. Upon termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.0 million.

We also entered into a Manufacturing and Supply Agreement with Patheon. Under the terms of the Manufacturing and Supply Agreement, following the FDA approval date of the suites, we have agreed to purchase finished, packaged or unpackaged product from Patheon. Unless earlier terminated, this agreement will expire on the 10th anniversary of the FDA approval date for the initial manufacturing suite.

Future expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for our products which cannot be fully determined at this time.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2014 by approximately $0.4 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, government and non-government debt securities and/or money market funds that invest in such securities.

Most of our transactions are conducted in U.S. dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of June 30, 2014, we had approximately $0.4 million in receivables from customers denominated in currencies other than the U.S. dollar. A hypothetical 10% change in foreign exchange rates would have a potential impact on our revenue of less than $0.1 million for the quarter ended June 30, 2014.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)                      Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and the participation of the Company’s management, our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)                      Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 1A. RISK FACTORS
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, cash flows, or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit No.	Description

10.1	Strategic Co-Production Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited. *

10.2 †	Manufacturing and Supply Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited. *

10.3 †	Technical Transfer and Service Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited. *

10.4	Amended and Restated 2011 Stock Incentive Plan. (1) ***

10.5	2014 Employee Stock Purchase Plan. (1) ***

10.6	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan. (1) ***

31.1	Certification of President, Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of President, Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Consolidated Financial Statements.

*                                         Filed herewith.

**                                  Furnished herewith.

***    Denotes management contract or compensatory plan or arrangement.

†    Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the
Securities and Exchange Commission pursuant to a Confidential Treatment Request.
(1)    Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on June 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	July 31, 2014	/s/ DAVID STACK
David Stack
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	July 31, 2014	/s/ JAMES SCIBETTA
James Scibetta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)