Form 10-Q
period 2014-09-30
Pacira Pharmaceuticals, Inc.
filed 2014-10-30
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-35060

PACIRA PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 300 Parsippany, New Jersey, 07054
(Address and Zip Code of Principal Executive Offices)

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

As of October 28, 2014, 36,055,639 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$17,756	$12,515
Restricted cash	1,829	1,633
Short-term investments	131,972	59,637
Accounts receivable, net	20,517	14,590
Inventories	23,662	15,557
Prepaid expenses and other current assets	3,504	2,819
Total current assets	199,240	106,751
Long-term investments	24,527	—
Fixed assets, net	56,148	48,182
Goodwill	22,048	10,328
Intangibles, net	483	1,157
Other assets	2,948	3,402
Total assets	$305,394	$169,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,747	$3,069
Accrued expenses	23,383	17,885
Convertible senior notes	102,065	98,961
Current portion of royalty interest obligation	602	1,020
Current portion of deferred revenue	1,426	1,008
Total current liabilities	135,223	121,943
Royalty interest obligation	—	226
Deferred revenue	9,864	3,212
Other liabilities	5,235	3,190
Total liabilities	150,322	128,571
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 36,021,855 shares issued and outstanding at September 30, 2014; 33,636,442 shares issued and outstanding at December 31, 2013	36	34
Additional paid-in capital	470,975	337,639
Accumulated deficit	(315,947)	(296,429)
Accumulated other comprehensive income	8	5
Total stockholders’ equity	155,072	41,249
Total liabilities and stockholders’ equity	$305,394	$169,820

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Net product sales	$50,920	$22,408	$132,697	$49,520
Collaborative licensing and development revenue	357	243	930	729
Royalty revenue	771	608	2,249	1,737
Total revenues	52,048	23,259	135,876	51,986
Operating expenses:
Cost of goods sold	20,391	14,791	58,472	36,396
Research and development	4,425	5,962	14,844	16,724
Selling, general and administrative	28,217	15,320	75,643	42,336
Total operating expenses	53,033	36,073	148,959	95,456
Loss from operations	(985)	(12,814)	(13,083)	(43,470)
Other (expense) income:
Interest income	134	62	237	207
Interest expense	(2,037)	(1,892)	(6,222)	(5,325)
Loss on early extinguishment of debt	—	—	—	(3,398)
Royalty interest obligation	(73)	(132)	(330)	(379)
Other, net	(43)	(8)	(120)	(30)
Total other expense, net	(2,019)	(1,970)	(6,435)	(8,925)
Loss before income taxes	(3,004)	(14,784)	(19,518)	(52,395)
Income tax benefit	—	—	—	442
Net loss	$(3,004)	$(14,784)	$(19,518)	$(51,953)

Net loss per share:
Basic and diluted net loss per common share	$(0.08)	$(0.44)	$(0.56)	$(1.57)
Weighted average common shares outstanding:
Basic and diluted	35,943	33,360	35,039	33,051

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(3,004)	$(14,784)	$(19,518)	$(51,953)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	39	3	3	(10)
Total other comprehensive income (loss)	39	3	3	(10)
Comprehensive loss	$(2,965)	$(14,781)	$(19,515)	$(51,963)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Nine Months Ended September 30, 2014 (Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balances at December 31, 2013	33,636	$34	$337,639	$(296,429)	$5	$41,249
Follow-on public offering, net	1,840	2	110,405	—	—	110,407
Exercise of stock options	511	—	5,732	—	—	5,732
Cashless exercise of warrants	35	—	—	—	—	—
Stock-based compensation	—	—	17,199	—	—	17,199
Net unrealized gain on investments	—	—	—	—	3	3
Net loss	—	—	—	(19,518)	—	(19,518)
Balances at September 30, 2014	36,022	$36	$470,975	$(315,947)	$8	$155,072

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(19,518)	$(51,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of intangibles	7,328	4,047
Amortization of unfavorable lease obligation and debt issuance costs	365	337
Amortization of debt discount	3,104	2,924
Loss on disposal of fixed assets	157	31
Loss on early extinguishment of debt	—	3,398
Stock-based compensation	17,199	8,227
Changes in operating assets and liabilities:
Restricted cash	(196)	(452)
Accounts receivable, net	(5,927)	(5,419)
Inventories	(8,105)	(3,529)
Prepaid expenses and other assets	(696)	(638)
Accounts payable and accrued expenses	10,176	6,421
Royalty interest obligation	(641)	(336)
Other liabilities	2,142	735
Deferred revenue	7,070	(729)
Net cash provided by (used in) operating activities	12,458	(36,936)
Investing activities:
Purchases of fixed assets	(14,777)	(9,368)
Purchases of short-term investments	(140,410)	(102,114)
Sales of short-term investments	68,016	54,564
Purchases of long-term investments	(24,465)	—
Payment of contingent consideration	(11,720)	(1,241)
Net cash used in investing activities	(123,356)	(58,159)
Financing activities:
Proceeds from follow-on public offering, net	110,407	—
Proceeds from exercise of stock options and warrants	5,732	3,043
Proceeds from convertible senior notes	—	120,000
Repayment of debt	—	(27,500)
Payment of debt issuance and financing costs	—	(7,191)
Net cash provided by financing activities	116,139	88,352
Net increase (decrease) in cash and cash equivalents	5,241	(6,743)
Cash and cash equivalents, beginning of period	12,515	10,126
Cash and cash equivalents, end of period	$17,756	$3,383
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$4,873	$3,157
Non-cash investing and financing activities:
Equity component of convertible senior notes	$—	$24,936

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, for use in hospitals and ambulatory surgery centers. The Company’s lead product, EXPAREL®, which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved commercial product, DepoCyt(e), which the Company manufactures for its commercial partners.

Pacira Pharmaceuticals, Inc. is the holding company for its California operating subsidiary of the same name, which was acquired from Skyepharma Holding, Inc., or Skyepharma, in March 2007, referred to herein as the Acquisition.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The consolidated financial statements at September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Largest customer	34%	32%	33%	33%
Second largest customer	29%	27%	29%	27%
Third largest customer	24%	18%	23%	17%
	87%	77%	85%	77%

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

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Raw materials	$8,944	$5,290
Work-in-process	10,398	6,321
Finished goods	4,320	3,946
Total	$23,662	$15,557

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Machinery and laboratory equipment	$23,274	$19,570
Computer equipment and software	3,465	2,476
Office furniture and equipment	954	441
Leasehold improvements	26,210	24,852
Construction in progress	19,736	13,419
Total	73,639	60,758
Less: accumulated depreciation	(17,491)	(12,576)
Fixed assets, net	$56,148	$48,182

For the three months ended September 30, 2014 and 2013, depreciation expense was $2.3 and $0.8 million, respectively, and for the nine months ended September 30, 2014 and 2013, depreciation expense was $6.7 and $2.5 million, respectively. For the three months ended September 30, 2014 and 2013, the Company capitalized interest on the construction of its manufacturing sites of $0.1 and $0.3 million, respectively, and for the nine months ended September 30, 2014 and 2013, capitalized interest on the construction of its manufacturing sites was $0.3 and $0.9 million, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL, as follows:

(i)	$10.0 million upon the first commercial sale in the United States;

(ii)	$4.0 million upon the first commercial sale in a major EU country (United Kingdom, France, Germany, Italy and Spain);

(iii)	$8.0 million when annual net sales collected reach $100.0 million;

(iv)	$8.0 million when annual net sales collected reach $250.0 million; and

(v)	$32.0 million when annual net sales collected reach $500.0 million.

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of EXPAREL net sales collected. For purposes of meeting future milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through September 30, 2014, the Company has recorded an additional $6.1 million as goodwill for earn-out payments which are based on a percentage of net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2013	$10,328
Milestone payments triggered by collections of net sales of EXPAREL	8,000
Percentage payments on collections of net sales of EXPAREL	3,720
Balance at September 30, 2014	$22,048

Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

September 30, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,417)	$483	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,517)	$483

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,175)	$725	9 Years
Developed technology	11,700	(11,282)	418	7 Years
Trademarks and trade names	400	(386)	14	7 Years
Total intangible assets	$15,000	$(13,843)	$1,157

Amortization expense for intangibles was $0.1 million for the three months ended September 30, 2014 and $0.5 million for the three months ended September 30, 2013. Amortization expense for intangibles was $0.7 million for the nine months ended September 30, 2014 and $1.5 million for the nine months ended September 30, 2013. The approximate amortization expense for intangibles, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

Year	Total
2014 (remaining three months)	$80
2015	322
2016	81
Total	$483

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	September 30,	December 31,
	2014	2013
Debt:
Convertible senior notes	$120,000	$120,000
Discount on debt	(17,935)	(21,039)
Total debt, net of debt discount	102,065	98,961
Royalty interest obligation	602	1,246
Total debt and financing obligations	$102,667	$100,207

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

Holders may convert their Notes prior to August 1, 2018, only if certain circumstances are met. One such circumstance which would allow conversion of the Notes during a calendar quarter would be if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2014, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until December 31, 2014. As of September 30, 2014, the Notes had a market price of $3,908 per $1,000 principal amount, compared to an estimated conversion value of $3,905. Since the market price of the Notes is currently above the estimated conversion value, the Company does not anticipate that holders will elect to convert their Notes. Additionally, in the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. If conversion requests are received, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $120.0 million in principal value and approximately $349 million of cash or issue approximately 3.6 million shares of its common stock (or a combination of cash and shares of its common stock) to settle the conversion premium as of September 30, 2014, causing dilution to the Company’s shareholders.

While the Notes are classified in the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to February 1, 2018, in the event that none of the conversion conditions are satisfied, the Notes would be reclassified as a long-term liability.

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

The following table sets forth the total interest expense recognized in relation to the Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Contractual interest expense	$975	$975	$2,925	$2,687
Amortization of debt issuance costs	155	155	465	429
Amortization of debt discount	1,035	1,035	3,104	2,863
Total	$2,165	$2,165	$6,494	$5,979

Effective interest rate	7.22%	7.22%	7.22%	7.22%

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s Notes at September 30, 2014 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
Financial Liabilities Carried at Historical Cost		Level 1	Level 2	Level 3
September 30, 2014
Convertible senior notes *	$102,065	$—	$468,972	$—
* The fair value of the Notes was based on the Company’s closing stock price of $96.92 per share at September 30, 2014 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 3.6 million shares or $349 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase, but less than one year. Long-term investments consist of corporate bonds with initial maturities greater than one year at the date of purchase. The net unrealized gains from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At September 30, 2014, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At September 30, 2014, the Company’s short-term investments were rated A or better by Standard & Poor’s and had maturities ranging from 116 to 365 days from the date of purchase. The Company’s long-term investments were also rated A or better by Standard & Poor’s and had maturities ranging from 20 to 37 months from the date of purchase.

The following summarizes the Company’s investments at September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$15,013	$—	$(5)	$15,008
Commercial paper	5,744	6	—	5,750
Corporate bonds	111,269	6	(61)	111,214
Subtotal	132,026	12	(66)	131,972
Long-term:
Corporate bonds	24,465	70	(8)	24,527
Total	$156,491	$82	$(74)	$156,499

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Commercial paper	$17,986	$11	$—	$17,997
Corporate bonds	30,808	1	(7)	30,802
Asset-backed securities	10,838	1	(1)	10,838
Total	$59,632	$13	$(8)	$59,637

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At September 30, 2014, the Company had no financial instruments that were measured using Level 3 inputs.

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

As of September 30, 2014, three customers each accounted for over 10% of the Company’s accounts receivable, at 36%, 26% and 25%, respectively (for a definition of the Company’s customers, see Note 2, Summary of Significant Accounting Policies, under concentration of major customers). At December 31, 2013, three customers each accounted for over 10% of the Company’s accounts receivable, at 31%, 31% and 20%, respectively. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of September 30, 2014 and December 31, 2013, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of goods sold	$1,187	$414	$2,323	$1,041
Research and development	1,823	1,660	5,537	3,124
Selling, general and administrative	4,676	1,703	9,339	4,062
Total	$7,686	$3,777	$17,199	$8,227

Stock-based compensation from:
Stock options	$7,579	$3,777	$17,092	$8,227
Employee stock purchase plan	107	—	107	—
Total	$7,686	$3,777	$17,199	$8,227

In September 2013, in connection with the resignations of two directors, the Board of Directors of the Company approved amendments to the stock options held by each of the departing directors. The amendments (i) accelerated the vesting of the unvested portion of certain options, and (ii) extended the period during which each departing director could exercise all vested options to September 30, 2015. As a result of these amendments, the Company recognized an additional $0.2 million in stock-based compensation expense.

Stock Incentive Plans

In April 2014, the Company’s Board of Directors adopted the 2014 Inducement Plan which authorized 175,000 shares of common stock to be granted as equity awards to new employees. In June 2014, the Company’s Board of Directors and stockholders approved an amendment to the 2011 Stock Incentive Plan, now known as the Amended and Restated 2011 Stock Incentive Plan. Under the amendment, an additional 2,750,000 shares of common stock were authorized for issuance as equity awards under the plan. The Amended and Restated 2011 Stock Incentive Plan became effective on June 3, 2014.

2014 Employee Stock Purchase Plan

In April 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, which was subsequently approved by the Company’s stockholders and became effective on June 3, 2014. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 500,000 shares of common stock may be sold under the plan which expires on June 3, 2024. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The initial offering period of the ESPP began on September 1, 2014 and will end on December 31, 2014. Thereafter, six-month offering periods will begin on January 1st and July 1st of each year. During an offering period, eligible employees will have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31. The per share purchase price will be equal to the lesser of 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date. No shares were purchased during the three months ended September 30, 2014 as the current offering period ends on December 31, 2014.

The following tables contain information about the Company’s stock plans at September 30, 2014:

Stock Incentive Plan	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2007 Stock Incentive Plan	2,022,837	2,022,837	—
Amended and Restated 2011 Stock Incentive Plan	5,931,700	4,365,865	1,565,835
2014 Inducement Plan	175,000	77,000	98,000
	8,129,537	6,465,702	1,663,835

Employee Stock Purchase Plan	Shares Reserved for Purchase	Shares Purchased	Shares Available for Purchase
2014 Employee Stock Purchase Plan	500,000	—	500,000

The following table summarizes the Company’s stock option activity and related information for the nine months ended September 30, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	3,840,038	$13.50
Granted	1,559,525	79.00
Exercised	(511,186)	11.22
Forfeited	(131,577)	40.98
Expired	(561)	21.70
Outstanding at September 30, 2014	4,756,239	34.46

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net unrealized gains (losses) from available for sale investments:
Balance at beginning of period	$5	$27
Other comprehensive gain (loss) before reclassifications	3	(10)
Amounts reclassified from accumulated other comprehensive income	—	—
Balance at end of period	$8	$17

Underwritten Public Offering

In April 2014, the Company completed a follow-on underwritten public offering of 1,840,000 shares of common stock, including the shares issued to cover the underwriters’ overallotment option, at $64.00 per share. The Company received proceeds of $110.4 million as a result of the offering, net of underwriters’ fees and related expenses.

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, warrants and the purchase of shares from the employee stock purchase plan (using the treasury stock method) as well as the conversion of the excess conversion value on the Notes. As discussed in Note 6, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash or stock at the Company’s discretion. For purposes of calculating the dilutive impact, it is presumed that the conversion premium will be settled in common stock.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for all periods presented, no potentially dilutive securities have been included in the computation of diluted net loss per share.
The following table sets forth the computation of basic and diluted loss per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(3,004)	$(14,784)	$(19,518)	$(51,953)
Denominator:
Weighted average shares of common stock outstanding	35,943	33,360	35,039	33,051
Net loss per share:
Basic and diluted net loss per share of common stock	$(0.08)	$(0.44)	$(0.56)	$(1.57)

For the three month periods ended September 30, 2014 and 2013, the number of potential common shares which were excluded from the diluted net loss per share calculation using the treasury stock method was 5.6 million and 3.7 million, respectively. For the nine month periods ended September 30, 2014 and 2013, the number of potential common shares which were excluded from the diluted net loss per share calculation using the treasury stock method was 5.3 million and 2.8 million, respectively.

The following outstanding stock options, conversion premium on the Notes, warrants and employee stock purchase plan units which could dilute basic earnings per share in the future are as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Weighted average number of stock options outstanding	4,842	4,285
Conversion premium on the Notes	3,602	3,311
Weighted average number of warrants outstanding	17	40
Employee stock purchase plan	6	2
Total	8,467	7,638

NOTE 11—TAXES

Income Tax Benefit

For the nine months ended September 30, 2014, there was no provision for income taxes since the Company has incurred net operating losses since inception.

During the nine months ended September 30, 2013, the Company received $0.4 million from the sale of unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program. As a result, the Company recorded an income tax benefit by reversing the valuation allowance for the related net deferred tax assets. The Company continues to maintain a full valuation allowance on its remaining net deferred tax assets because there is significant doubt regarding the Company’s ability to utilize such net deferred tax assets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California and its corporate headquarters in Parsippany, New Jersey. The three leases in San Diego run through August 2020. In March 2014, the Company amended the lease for its corporate headquarters which increased the size of the leased premises and extended the lease term through March 2028.

As of September 30, 2014, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year
2014 (remaining three months)	$1,244
2015	5,297
2016	5,436
2017	5,578
2018	5,725
2019 through 2028	15,965
Total	$39,245

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

Supply Agreements

The Company granted Mundipharma International Corporation Limited, or Mundipharma, rights to DepoCyte® in certain countries. In April 2014, the Company and Mundipharma amended their agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033 and (ii) expand the territories where Mundipharma can market and distribute DepoCyte to all countries other than the United States of America, Canada and Japan. In connection with the agreements, the Company received a non-refundable upfront payment of $8.0 million in May 2014 for which the revenue has been deferred and will be recognized over the remaining contractual term.

Litigation

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. Except as described below, the Company is not presently a party to any litigation which it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and three of its current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of April 9, 2012 to September 24, 2014. The Company intends to vigorously defend all claims asserted, including by filing a motion to dismiss. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to be correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications of EXPAREL, including nerve block, oral surgery, chronic pain or repeat administration, pediatrics and the related timing and success of a United States Food and Drug Administration, or FDA, supplemental New Drug Application, or sNDA; the adverse effects and impacts of FDA warning letters; the Company’s plans to evaluate and pursue additional DepoFoam®-based product candidates; clinical studies in support of an existing or potential DepoFoam based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities; and the ability of us and Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other reports as filed with the Securities and Exchange Commission, or SEC.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of September 30, 2014, our commercial stage products are EXPAREL and DepoCyt(e).

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

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the United States and Europe.

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses as we commercialize EXPAREL; pursue the use of EXPAREL in additional indications, such as for nerve block, oral surgery, chronic pain or repeat administration and pediatrics; advance the development of product candidates; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch and expand and enhance our manufacturing capacity for EXPAREL.

Recent Highlights and Developments

•
Since the commercial launch of EXPAREL in April 2012, 3,062 accounts have ordered EXPAREL, 247 of which were added during the quarter ended September 30, 2014. The growing demand for EXPAREL is largely due to growth within existing accounts and increasing acceptance by major hospitals and orthopedic centers as a result of continued adoption in soft tissue procedures as well as the rapid adoption of EXPAREL in orthopedic procedures.

•	Total revenues increased $28.8 million, or 124%, in the quarter ended September 30, 2014, as compared to the same period in 2013, primarily driven by EXPAREL product sales of $50.2 million.

•
In September 2014, we received a warning letter from the FDA asserting that certain of our educational materials improperly suggest the use of EXPAREL for off-label uses that have not been approved by the FDA, and that one of our promotional advertisements violates FDA requirements by overstating the efficacy of EXPAREL. We responded to the FDA promptly in order to address the concerns raised in the warning letter. We are working with the FDA on a comprehensive plan of action.

•	In September 2014, we made an $8.0 million milestone payment to Skyepharma Holding, Inc., or Skyepharma, in connection with achieving $100.0 million of EXPAREL net sales collected.

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

•
In April 2014, we and Patheon entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement to collaborate in the manufacture and packaging of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. We expect the first suite to begin commercial production in the second half of 2016 and the second suite to become operational in the 2018 or 2019 timeframe. We expect that the expansion of our manufacturing capacity with Patheon, coupled with our manufacturing facility at our Science Center Campus, will enable us to meet the growing demand for EXPAREL.

•
In April 2014, we completed a follow-on underwritten public offering, selling 1,840,000 shares of common stock, which included the underwriters’ exercise of the over-allotment option, at an offering price of $64.00 per share. We received net proceeds after underwriting fees and related expenses of $110.4 million.

•
In April 2014, we and Mundipharma International Corporation Limited, or Mundipharma, amended our agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033 and (ii) expand the territory where Mundipharma can market and distribute DepoCyte to all countries other than the United States of America, Canada and Japan. In connection with the agreements, we received a non-refundable upfront payment of $8.0 million from Mundipharma. The revenue has been deferred and will be recognized over the remaining contractual term.

•
In March 2014, the FDA approved an additional bulk manufacturing suite, or Suite C, for EXPAREL at our Science Center Campus in San Diego, California, which will more than double our manufacturing capacity.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

The following table provides information regarding our revenues during the periods indicated, including percentage changes (dollars in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2014	2013		2014	2013
Net product sales:
EXPAREL	$50,219	$20,018	151%	$129,535	$45,683	184%
DepoCyt(e)	701	2,390	(71)%	3,162	3,837	(18)%
Total net product sales	50,920	22,408	127%	132,697	49,520	168%
Collaborative licensing and development revenue	357	243	47%	930	729	28%
Royalty revenue	771	608	27%	2,249	1,737	29%
Total revenues	$52,048	$23,259	124%	$135,876	$51,986	161%

Total revenues increased by $28.8 million, or 124%, to $52.0 million in the three months ended September 30, 2014, as compared to $23.3 million in the three months ended September 30, 2013. The increase was driven by EXPAREL net product sales, which for the three months ended September 30, 2014 were $50.2 million, a $30.2 million increase over the three months ended September 30, 2013. The increase in EXPAREL sales was primarily driven by an increase in volume. Since the commercial launch of EXPAREL in April 2012 through the end of the third quarter of 2014, 3,062 accounts have ordered EXPAREL, compared to 1,732 at the end of the third quarter of 2013. During the third quarter of 2014, we added 247 new accounts. EXPAREL orders have come from approximately 65% of the top 1,000 United States hospitals, which perform two-thirds of all surgical procedures in the country. The strong demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption in soft tissue procedures as well as rapid adoption in orthopedic procedures. In addition, the reduction of formulary restrictions has improved physician access. Additionally, there was a 5% price increase in the second quarter of 2014. DepoCyt(e) net product sales decreased by $1.7 million, or 71%, to $0.7 million in the three months ended September 30, 2014 as compared to $2.4 million in the three months ended September 30, 2013.

Total revenues increased by $83.9 million, or 161%, to $135.9 million in the nine months ended September 30, 2014, as compared to $52.0 million in the nine months ended September 30, 2013. The increase in EXPAREL sales was primarily driven by an increase in volume due to new accounts and growth within existing accounts attributable to continued adoption in soft tissue procedures, rapid adoption in orthopedic procedures and the reduction of formulary restrictions. Additionally, there was a 5% price increase in the second quarter of 2014. DepoCyt(e) net product sales decreased by $0.7 million, or 18%, to $3.2 million in the nine months ended September 30, 2014, as compared to $3.8 million in the nine months ended September 30, 2013.

Cost of Goods Sold

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product related revenues during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,			September 30,
	2014	2013		2014	2013
Cost of goods sold	$20,391	$14,791	38%	$58,472	$36,396	61%
Gross margin *	61%	36%		57%	29%
* The gross margin calculation excludes collaborative licensing and development revenue.

Cost of goods sold increased by $5.6 million, or 38%, to $20.4 million in the three months ended September 30, 2014, compared to $14.8 million for the three months ended September 30, 2013. Cost of goods sold increased by $22.1 million, or 61%, to $58.5 million in the nine months ended September 30, 2014, compared to $36.4 million for the nine months ended September 30, 2013. Cost of goods sold increased primarily due to a higher volume of EXPAREL sales. The improvement in the gross margin for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 was driven by the increased utilization of our facilities to manufacture EXPAREL and a resulting reduction in cost of goods sold per unit. The cost per unit was also reduced by the commencement of commercial production in Suite C in the first quarter of 2014.

Research and Development Expense

The following table provides information regarding our research and development expenses during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2014	2013		2014	2013
Clinical development	$1,128	$2,665	(58)%	$4,717	$8,944	(47)%
Stock-based compensation	1,823	1,660	10%	5,537	3,124	77%
Other	1,474	1,637	(10)%	4,590	4,656	(1)%
Total research and development expense	$4,425	$5,962	(26)%	$14,844	$16,724	(11)%

Research and development expenses decreased by $1.5 million, or 26%, to $4.4 million in the three months ended September 30, 2014, as compared to $6.0 million in the three months ended September 30, 2013, primarily due to the conclusion of our Phase 3 pivotal trial of EXPAREL administered as an intercostal nerve block for thoracotomy in August 2013 and the conclusion of our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty in February 2014.

Research and development expenses decreased by $1.9 million, or 11%, to $14.8 million in the nine months ended September 30, 2014, as compared to $16.7 million in the nine months ended September 30, 2013, due to a decrease in clinical development expenses of $4.2 million relating to the conclusion of our Phase 3 pivotal trial of EXPAREL administered as an intercostal nerve block for thoracotomy in August 2013, and the conclusion of our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty in February 2014. This was offset by an increase in stock-based compensation expense of $2.4 million, attributable to an increase in headcount, a company-wide grant of stock options and the revaluation of stock options held by consultants.

Selling, General and Administrative Expense

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,			September 30,
	2014	2013		2014	2013
Sales and marketing	$17,083	$9,426	81%	$46,948	$26,204	79%
General and administrative	6,458	4,191	54%	19,356	12,070	60%
Stock-based compensation	4,676	1,703	175%	9,339	4,062	130%
Total selling, general and administrative expense	$28,217	$15,320	84%	$75,643	$42,336	79%

Selling, general and administrative expenses increased by $12.9 million, or 84%, to $28.2 million in the three months ended September 30, 2014, as compared to $15.3 million in the three months ended September 30, 2013, due to the following:

•
Sales and marketing expenses increased by $7.7 million mainly due to a $4.7 million increase in project spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic and soft tissue markets, commission based payments to CrossLink BioScience, LLC, or CrossLink, and selling and promotional activities to support the growth of EXPAREL. Salaries and benefits increased $2.7 million, primarily driven by an increase in our sales force and field-based medical affairs personnel;

•
General and administrative expenses increased by $2.3 million, primarily due to increases in salaries and benefits associated with our increased headcount as well as other regulatory, legal and support initiatives to aid both the commercial and manufacturing growth of EXPAREL; and

•	Stock-based compensation expense increased by $3.0 million, attributable to an increase in headcount and a company-wide grant of stock options.

Selling, general and administrative expenses increased by $33.3 million or 79%, to $75.6 million in the nine months ended September 30, 2014, as compared to $42.3 million in the nine months ended September 30, 2013, due to the following:

•
Sales and marketing expenses increased by $20.7 million due to a $13.0 million increase in project spend for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic and soft tissue markets, commission based payments to CrossLink and selling and promotional activities to support the growth of EXPAREL. Salaries and benefits increased $6.8 million, primarily driven by an increase in our sales force and field-based medical affairs personnel;

•
General and administrative expenses increased by $7.3 million, due to increases in salaries and benefits associated with our increased headcount as well as other regulatory, legal and support initiatives to aid both the commercial and manufacturing growth of EXPAREL; and

•	Stock-based compensation expense increased by $5.3 million, attributable to an increase in headcount and a company-wide grant of stock options.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2014	2013		2014	2013
Interest income	$134	$62	116%	$237	$207	14%
Interest expense	(2,037)	(1,892)	8%	(6,222)	(5,325)	17%
Loss on early extinguishment of debt	—	—	N/A	—	(3,398)	(100)%
Royalty interest obligation	(73)	(132)	(45)%	(330)	(379)	(13)%
Other, net	(43)	(8)	438%	(120)	(30)	300%
Total other expense, net	$(2,019)	$(1,970)	2%	$(6,435)	$(8,925)	(28)%

Total other expense, net was $2.0 million in both the three months ended September 30, 2014 and 2013. Total other expense, net decreased by $2.5 million to $6.4 million in the nine months ended September 30, 2014 compared to the same period in 2013, primarily due to the absence of a loss on early extinguishment of debt in 2014 in the amount of $3.4 million. This was partially offset by a $0.9 million increase in interest expense primarily due to less interest being capitalized on construction of our manufacturing sites.

Income Tax Benefit

The following table provides information regarding our income tax benefit during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2014	2013		2014	2013
Income tax benefit	$—	$—	N/A	$—	$442	(100)%

For the three and nine months ended September 30, 2014, there was no provision for income taxes since we have incurred net operating losses since inception. In February 2013, we received $0.4 million from the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.

Liquidity and Capital Resources

Since our inception in 2007, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock, common stock, secured and unsecured notes, borrowings under debt facilities, product sales, collaborative licensing and development revenue and royalty revenue. In April 2014, we sold 1,840,000 shares of common stock in a follow-on underwritten public offering for proceeds to us of $110.4 million, net of underwriters’ fees and related expenses.

We are highly dependent on the commercial success of EXPAREL, which was launched in April 2012. We have incurred losses since inception. As of September 30, 2014, we had an accumulated deficit of $315.9 million, cash and cash equivalents, restricted cash, short-term investments and long-term investments of $176.1 million and working capital of $64.0 million.

Our $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, are classified as a current liability as discussed in Note 6, Debt, to our consolidated financial statements included herein. The holders of the Notes have the ability to elect to convert the Notes at any time during the quarter ended December 31, 2014. We do not expect such action will be taken since the market price of the Notes is currently above the estimated conversion value, and in the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that the Notes are converted, we would be required to repay the $120.0 million in principal value and approximately $349 million of cash or issue approximately 3.6 million shares of our common stock (or a combination of cash and shares of our common stock) to settle the conversion premium as of September 30, 2014, causing dilution to our current shareholders.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$12,458	$(36,936)
Investing activities	(123,356)	(58,159)
Financing activities	116,139	88,352
Net increase (decrease) in cash and cash equivalents	$5,241	$(6,743)

Operating Activities

During the nine months ended September 30, 2014, our net cash provided by operating activities was $12.5 million. During the nine months ended September 30, 2013, our net cash used in operating activities was $36.9 million. The $49.4 million change in net cash from operating activities was driven primarily by the increase in EXPAREL product sales, which was partially offset by expenditures for additional field-based scientific personnel and related educational, selling and promotional initiatives, as well as additional administrative support. We also received an $8.0 million upfront payment from Mundipharma in connection with the extension of the term of existing supply and distribution agreements and the expansion of the territory where Mundipharma can market and distribute DepoCyte.

Investing Activities

During the nine months ended September 30, 2014, our net cash used in investing activities was $123.4 million which reflected purchases of fixed assets of $14.8 million, net purchases of short-term and long-term investments of $96.9 million and payments of $11.7 million related to the March 2007 acquisition of Skyepharma Holding, Inc. The acquisition-related payments consisted of an $8.0 million milestone payment in connection with achieving $100.0 million of EXPAREL net sales collected and $3.7 million in contingent consideration payments, as discussed in Note 5, Goodwill and Intangible Assets, to our consolidated financial statements included herein. Fixed asset purchases primarily reflect expenditures for expanding our manufacturing capacity into the United Kingdom and the construction of an additional fill line for Suite C. During the nine months ended September 30, 2013, our net cash used in investing activities was $58.2 million, which primarily reflected net purchases of $47.6 million in short-term investments and $9.4 million in purchases of fixed assets.

Financing Activities

During the nine months ended September 30, 2014, our net cash provided by financing activities was $116.1 million, which reflected net proceeds of $110.4 million from the sale of 1,840,000 shares of common stock in a follow-on underwritten public offering and proceeds from the exercise of stock options and warrants of $5.7 million. During the nine months ended September 30, 2013, our net cash provided by financing activities was $88.4 million, reflecting the private offering of $120.0 million in Notes and $3.0 million from the exercise of stock options and warrants, partially offset by the extinguishment of $27.5 million in debt and $7.2 million in debt issuance and financing costs.

Convertible Senior Notes

On January 23, 2013, we completed the private placement of the Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of September 30, 2014, the outstanding principal on the Notes was $120.0 million.

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. Additionally, during any calendar quarter, the holders have the right to convert if our stock price closes at or above 130% of the conversion price then applicable (the “Consecutive Sales Price”) during a period of at least 20 out of the last 30 consecutive trading days of any given quarter. During the three months ended September 30, 2014, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible until December 31, 2014. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. See Note 6, Debt, to our consolidated financial statements included herein for additional details.

Future Capital Requirements

We believe that our existing cash and cash equivalents, restricted cash, short-term and long-term investments and revenue from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and to service our indebtedness for at least the next 12 months. Our future use of cash will depend on many factors, including, but not limited to, the following:

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

•	the cost and timing of potential milestone payments to Skyepharma;

•	the extent to which we acquire or invest in products, businesses and technologies; and

•	the extent to which the holders of our Notes elect to convert the Notes.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2014, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies since December 31, 2013, however, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2013.
Contractual Obligations
In March 2014, we amended the lease for our corporate headquarters which increased the size of our leased premises and extended the lease term through March 2028. The lease is for approximately 27,500 square feet of office space.
In April 2014, we and Patheon entered into a Strategic Co-Production Agreement and Technical Transfer and Service Agreement to collaborate in the manufacture and packaging of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. This agreement will remain in full effect unless and until it expires or is terminated. Upon termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.0 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2014 by approximately $0.7 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, which may include commercial paper, government and non-government debt securities, asset-backed securities and/or money market funds that invest in such securities.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of September 30, 2014, we had approximately $0.8 million in receivables from customers denominated in currencies other than the United States dollar. A hypothetical 10% change in foreign exchange rates would have a potential impact on our revenue of less than $0.1 million for the quarter ended September 30, 2014.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)                      Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation and the participation of the Company’s management, our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)                      Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. Except as described below, we are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.
On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and three of its current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of April 9, 2012 to September 24, 2014. The Company intends to vigorously defend all claims asserted, including by filing a motion to dismiss.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and set forth below, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 other than as set forth below. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2013 and noted below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and allegations of our failure to comply with such approved indications could limit our sales efforts and have a material adverse effect on our business.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. For example, the FDA-approved label for EXPAREL does not include an indication in obstetrical paracervical block anesthesia. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States may choose, and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the

FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

In September 2014, we received a warning letter from the FDA asserting that certain of our educational materials improperly suggest the use of EXPAREL for off-label uses that have not been approved by the FDA, and that one of our promotional advertisements violates FDA requirements by overstating the efficacy of EXPAREL. We responded to the FDA promptly in order to address the concerns raised in the warning letter. We are working with the FDA on a comprehensive plan of action. We are unable to predict whether the FDA will view our plan and actions as sufficient resolution or if it will take enforcement action against us. If the FDA requires us to change our educational or promotional materials as a result of this warning letter, our EXPAREL promotional and sales efforts could be limited, which could have a material adverse effect on our business, financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit No.	Description

10.1 †	Second Amendment to Commercial Outsourcing Services Agreement, dated August 25, 2014, between Pacira Pharmaceuticals, Inc. and Integrated Commercialization Solutions, Inc. *

31.1	Certification of President, Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended. *

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended. *

32.1	Certification of President, Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Condensed Notes to Consolidated Financial Statements. *

*                                         Filed herewith.

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

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	October 30, 2014	/s/ DAVID STACK
David Stack
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	October 30, 2014	/s/ JAMES SCIBETTA
James Scibetta
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)