Form 10-K
period 2014-12-31
Pacira Pharmaceuticals, Inc.
filed 2015-02-24
CIK 1396814

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-35060

PACIRA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 300 Parsippany, New Jersey 07054
(Address and Zip Code of Principal Executive Offices)

(973) 254-3560
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of 16,276,524 shares of voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the NASDAQ on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, of $91.86 per share was $1,495,161,494. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2015, 36,236,036 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2015 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2014.

i

Forward-Looking Statements
This Annual Report on Form 10-K and certain other communications made by us contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications of EXPAREL, including nerve block, oral surgery and chronic pain; the related timing and success of United States Food and Drug Administration supplemental New Drug Applications; the Company’s plans to evaluate and pursue additional DepoFoam-based product candidates; clinical studies in support of an existing or potential DepoFoam-based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e) and our commercialization and marketing capabilities. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including those discussed below in Part I-Item 1A. Risk Factors. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors.

PART I
Item 1.    Business
References
Pacira Pharmaceuticals, Inc. is the holding company for our California operating subsidiary, or Pacira California. In March 2007, we acquired Pacira California from SkyePharma Holdings, Inc., or Skyepharma (referred to in this Annual Report on Form 10-K as the “Acquisition”). Unless the context requires otherwise, references to “Pacira,” “we,” the “company,” “us” and “our” in this Annual Report on Form 10-K refers to Pacira Pharmaceuticals, Inc. and its subsidiaries. In addition, references in this Annual Report on Form 10-K to DepoCyt(e) mean DepoCyt when discussed in the context of the United States and Canada and DepoCyte when discussed in the context of Europe.
Corporate Information
We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. Our principal executive offices are located at 5 Sylvan Way, Suite 300, Parsippany, New Jersey 07054, and our telephone number is (973) 254-3560.
Pacira®, EXPAREL®, DepoFoam®, DepoCyt® (U.S. registration), DepoCyte® (E.U. registration), the Pacira logo and other trademarks or service marks of Pacira appearing in this Annual Report on Form 10-K are the property of Pacira. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.
Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam® drug delivery technology, primarily for use in hospitals and ambulatory surgery centers. We operate in one reportable segment. On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL®, a liposome injection of bupivacaine, an amide-type local anesthetic indicated for infiltration into the surgical site to produce postsurgical analgesia. We believe EXPAREL addresses a significant unmet medical need for a long-acting non-opioid postsurgical analgesic, resulting in simplified postsurgical pain management and reduced opioid consumption, leading to improved patient outcomes and enhanced hospital economics. We have developed an internal sales force entirely dedicated to commercializing EXPAREL, which we commercially launched in the United States in April 2012. Our net sales for EXPAREL in 2014 were $188.5 million, and our net sales for EXPAREL in the quarter ended December 31, 2014, which was the eleventh quarter of our launch, were $59.0 million. We believe EXPAREL will ultimately become a major hospital pharmaceutical brand.
In addition to EXPAREL, DepoFoam is also the basis for our other FDA-approved commercial product, DepoCyt(e), which we manufacture for our commercial partners, as well as our other product candidates. For the years ended December 31, 2014, 2013 and 2012 sales of EXPAREL accounted for 95%, 89% and 37% of total revenues and DepoCyt(e) 4%, 10% and 15%, respectively.

Our current product portfolio and product candidate pipeline, along with expected timelines, is summarized in the table below*:

2015	2016	2017	2018	2019	2020
EXPAREL Indications						
Infiltration	Approved (as of October 2011)					
Nerve Block	Expected Approval (PDUFA date of March 5, 2015)					
Oral Surgery	Phase 3	sNDA	Expected Approval			
Chronic Pain		Phase 3	sNDA	Expected Approval		
Bupivacaine Liposome Injectable Suspension Animal Health (Aratana Therapeutics, Inc.)			Expected Approval**			
DepoFoam-Based Products						
DepoCyt(e) (Sigma Tau – U.S.) (Mundipharma – Europe)	Approved (accelerated as of April 1999; full approval as of April 2007)					
DepoMeloxicam			Phase 3	NDA	Expected Approval	
DepoTranexamic Acid			Phase 3		NDA	Expected Approval

* The information in this chart represents expected clinical development and commercialization timelines for the United States. We make no assurances regarding such timelines or our ability to obtain acceptable clinical results or necessary regulatory approvals.
** Timing within 2016 not specified. Source: Aratana Therapeutics, Inc.

Our Strategy
Our goal is to be a leading specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products primarily for use in hospitals and ambulatory surgery centers. We plan to achieve this by:

•	fully commercializing EXPAREL in the United States for postsurgical analgesia by infiltration;

•
continuing to build and expand a streamlined commercial organization concentrating on major hospitals and ambulatory surgery centers in the United States and targeting surgeons, anesthesiologists, pharmacists and nurses;

•
demonstrating the economic benefits of EXPAREL, working directly with managed care payers, quality improvement organizations, Key Opinion Leaders, or KOLs, in the field of postsurgical pain management and leading influential hospitals in conducting Phase 4 retrospective and prospective trials and drug utilization evaluations;

•
servicing the commercial audiences that are rapidly adopting EXPAREL in local infiltration procedures, including not only the soft tissue surgical audiences that were the focus of the launch, but more recently expanding our education to audiences including orthopedic, spine and anesthesia customers (infiltration into the transverse abdominis plane, or TAP) who require similar education and training to ensure consistent, proper and safe use of the product;

•	obtaining FDA approval for additional indications for EXPAREL including nerve block;

•
leveraging the development success of EXPAREL in the animal health market through our commercial partner Aratana Therapeutics, Inc. for Bupivacaine Liposome Injectable Suspension to serve the companion animal market;

•	manufacturing all our DepoFoam-based products, including EXPAREL, in facilities compliant with current Good Manufacturing Practices, or cGMP, and expanding such manufacturing capacity to meet demand;

•
continuing to expand our marketed product portfolio through development of additional DepoFoam-based hospital products utilizing a Section 505(b)(2) strategy, which permits us to rely upon the FDA’s previous findings of safety and effectiveness for an approved product. A Section 505(b)(2) strategy may not succeed if there are successful challenges to the FDA’s interpretation of Section 505(b)(2) under the Federal Food, Drug and Cosmetic Act; and

•	continuing research and development partnerships to provide DepoFoam-based products to enhance the duration of action and patient compliance for partner products.

EXPAREL—Our Lead Product
Based on our clinical data, EXPAREL provides continuous and extended postsurgical analgesia and reduces the consumption of opioid medications. We believe EXPAREL will simplify postsurgical pain management, minimize breakthrough episodes of pain and has the potential to result in improved patient outcomes and enhanced hospital economics.
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

2)
Become the foundation of a long-acting postsurgical pain management regimen in order to reduce and delay opioid usage. Based on the clinical data from our Phase 3 hemorrhoidectomy trial as well as our retrospective health outcomes studies data, EXPAREL significantly delays and reduces opioid usage while improving postsurgical pain management.

In our Phase 3 hemorrhoidectomy trial, EXPAREL:

•	delayed first opioid usage to approximately 14 hours post-surgery, compared to approximately one hour for placebo;

•	significantly increased the percentage of patients requiring no opioid rescue medication through 72 hours post-surgery to 28%, compared to 10% for placebo;

•	resulted in 45% less opioid usage through 72 hours post-surgery compared to placebo; and

•	increased the percentage of patients who are pain free at 24 hours post-surgery compared to placebo.

3)	Improve patient satisfaction and outcomes. We believe EXPAREL:

•
provides effective pain control without the need for expensive and difficult-to-use delivery technologies that extend the duration of action for bupivacaine, such as elastomeric bags, or opioids administered through patient-controlled analgesia, or PCA, when used as part of a multimodal postsurgical pain regimen;

•	reduces the need for patients to be constrained by elastomeric bags and PCA systems, which are clumsy, difficult to use and may introduce catheter-related issues, including infection; and

•	promotes maintenance of early postsurgical pain management, which may reduce the time spent in the intensive care unit.

4)	Develop and seek approval of additional indications for EXPAREL, including for nerve block administration. We believe the nerve block indication for EXPAREL:

•	presents a low-cost opportunity for clinical development; and

•	enables us to fully leverage our manufacturing and sales infrastructure.

EXPAREL Health Economic Benefits
In addition to being efficacious and safe, we believe that EXPAREL provides health economic benefits that play an important role in formulary decision-making and that these health economic benefits are an often overlooked factor in planning for the commercial success of a pharmaceutical product. Several members of our management team have extensive experience applying health economic outcomes research to support the successful launch of commercial products. Our strategy is to work directly with our hospital C-suite customers, group purchasing organizations, integrated health networks, quality improvement organizations, KOLs in the field of postsurgical pain management and leading influence hospitals and to provide them with retrospective and prospective studies to demonstrate the economic benefits of EXPAREL.
Our national, regional and local analyses assessing retrospective health outcomes, conducted in conjunction with hospital customer groups utilizing their own hospital databases, revealed that the use of opioids for postsurgical pain control is a significant driver of hospital resource consumption, including higher hospitalization costs, longer length of stay and higher readmission rates.
Phase 4 Clinical Studies
We completed our IMPROVE program, a series of open-label prospective Phase 4 clinical studies evaluating the differences in postsurgical opioid use and health economic outcomes in patients undergoing open colectomy, ileostomy reversal and lap colectomy. Findings consistently showed reductions in median length of hospital stay, mean hospitalization costs and mean opioid consumption.
Additionally, we conducted a Phase 4 study (the “TRANSCEND” trial) in patients undergoing gynecologic or colorectal surgery. Prior to surgery, patients received either EXPAREL or sham (normal saline) TAP as part of a multimodal pain management regimen. The study goal was to demonstrate the utility of EXPAREL by achieving either co-primary endpoint of Day 3 Overall Benefit of Analgesia Score (OBAS) or total opioid rescue. A pre-planned interim analysis was performed on the first 39 patients recruited, which revealed a signal in one of the co-primary endpoints (OBAS), but poor compliance with the algorithm for total opioid rescue in the protocol and no signal for that co-primary endpoint. As a result, the decision was made not to continue the trial, but rather to analyze all of the patients recruited up to that point (n=67). In this analysis, the total opioid rescue continued to show no signal (with only 35 percent of patients protocol compliant), while the OBAS demonstrated an advantage for EXPAREL (P<0.05) compared to the sham-treated group.
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

The FDA, as a condition of EXPAREL approval, has required us to study EXPAREL in pediatric patients. We have agreed to a trial timeline where, over several years, we will study pediatric patient populations in descending order by age, starting with 12 to 18 year olds and ending with children under two years of age.

Additional Indications
Nerve Block
We are pursuing several additional indications for EXPAREL and submitted a United States Food and Drug Administration supplemental New Drug Application, or sNDA, for nerve block administration in May 2014 and we expect Prescription Drug User Fee Act, or PDUFA action on March 5, 2015. We believe that this additional indication for EXPAREL presents a low-cost opportunity for clinical development and will allow us to fully leverage our manufacturing and commercial infrastructure.
Nerve block is a general term used to refer to the injection of local anesthetic onto or near nerves for control of pain. Nerve blocks can be single injections but have limited duration of action. When extended pain management is required, a catheter is used to deliver bupivacaine continuously using an external pump. According to Thomson Data, over eight million nerve block procedures were conducted in the United States in 2008 with over four million of these procedures utilizing bupivacaine. EXPAREL is designed to provide extended pain management with a single injection utilizing a narrow gauge needle.
In 2012, we initiated two pivotal nerve block trials comparing the effect of EXPAREL versus placebo through a femoral nerve block study for total knee arthroplasty and an intercostal block study for posterolateral thoracotomy procedures. In May 2013, we reported positive findings from the first part of our femoral nerve block study for total knee arthroplasty. In August 2013, we reported that the intercostal nerve block study for posterolateral thoracotomy did not achieve its primary endpoint. The FDA has previously indicated to us at its end of Phase 2 meeting that a single pivotal trial meeting its primary endpoint would be sufficient to gain approval for the nerve block indication, assuming demonstration of adequate safety. In May 2014, we submitted data from the femoral nerve block Phase 3 study to demonstrate efficacy and safety, as well as safety data from the intercostal nerve block Phase 3 study, for an sNDA, with a PDUFA action date set for March 5, 2015. We believe that this new indication will present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir and pump needed to continuously deliver bupivacaine.
In addition to the nerve block indication, we are also pursuing oral surgery and chronic pain indications for EXPAREL.
Oral Surgery
We expect an indication for oral surgery will significantly improve patient recovery by decreasing the reliance on opioids for postsurgical pain management. Standard of care depends heavily on opioids for treating postsurgical pain due to the limited duration of short acting local anesthetics used to control intraoperative and extended pain relief. From our preliminary market research, we expect oral and maxillofacial surgeons as well as prosthodontists and endodontists to be the primary customers to benefit from the ability to provide analgesia with a single dose administration during the critical few days following surgery. Similar to the plastic surgery market for EXPAREL infiltration, we expect no pharmacy or pharmacy and therapeutics committee gatekeeper to EXPAREL adoption.
We plan on initiating a Phase 3 study in 2015 and, if successful, expect to file an sNDA for this procedure in 2016.
Chronic Pain
Although most chronic pain is managed with the off-label use of existing medications by a specialized group of physicians in high-volume clinics, only two approved treatment options for chronic pain currently exist: morphine and prialt. A large population of Americans suffers from chronic pain, a complex condition with multiple sources, including, but not limited, to inflammation, demyelination, viral injury, progressive loss of nerve fiber function, spinal cord injury, inadequate control of acute pain and nerve root damage, such as facet joint dysfunction.
Approximately 80 percent of Americans have suffered from lower back pain in their lifetime. A leading source of chronic back pain is facet joint dysfunction for which local anesthetics are often administered as a monotherapy and for which surgery is not a viable option except in complex cases. We intend to initiate a Phase 2 trial in 2015 with patients suffering from chronic lower back pain caused by facet joint dysfunction with EXPAREL as a single dose administration to define the duration of efficacy and determine the optimal dose, which will better inform the Phase 3 study design planned for 2016.

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

•
working in tandem with hospital staff, such as registered nurses, surgeons, heads of quality, pharmacists and C-level executives, to provide access and resources for drug utilization or medication use evaluations and Health Outcomes Studies, which provide retrospective and prospective analyses for our hospital customers using their own hospital data to demonstrate the true cost of opioid-based postsurgical pain control;

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

Initially at launch, we outsourced our dedicated commercial sales force through our relationship with Quintiles Commercial US, Inc., or Quintiles. On January 28, 2013, this sales force transitioned from Quintiles employees to Pacira employees. They are supported by our current marketing team as well as teams of healthcare professionals, including medical affairs, scientific affairs and nursing teams, who support our formulary approval and customer education initiatives. Additionally, effective October 1, 2013, we entered into an agreement with CrossLink BioScience, LLC, or CrossLink, to act as a local agent and lead partner in collaboration with additional distributors to promote and sell EXPAREL in select territories in the United States for postsurgical pain management following orthopedic procedures.
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
We believe the DepoFoam formulation provides several technical, regulatory and commercial advantages over competitive technologies, including:

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

•	Extensive safety history. Our DepoFoam products have over fifteen years of safety data as DepoCyt(e) has been sold in the United States since 1999;

•	Proven manufacturing capabilities. We make the DepoFoam-based products, EXPAREL and DepoCyt(e), in our cGMP facilities;

•	Flexible time release. Encapsulated drug releases over a desired period of time, from 1 to 30 days;

•	Favorable pharmacokinetics. Decrease in adverse events associated with high peak blood levels, thereby improving the utility of the product;

•	Shortened development timeline. Does not alter the native molecule, potentially enabling the filing of a 505(b)(2) application; and

•	Aseptic manufacturing and filling. Enables use with proteins, peptides, nucleic acids, vaccines and small molecules.
Other Products
DepoCyt(e)
DepoCyt(e) is a sustained-release liposomal formulation of the chemotherapeutic agent cytarabine utilizing our DepoFoam technology. DepoCyt(e) is indicated for the intrathecal treatment of lymphomatous meningitis, a life-threatening complication of lymphoma, a cancer of the immune system. Lymphomatous meningitis can be controlled with conventional cytarabine, but because of the drug’s short half-life, a spinal injection is required twice per week, whereas DepoCyt(e) is dosed once every two weeks in an outpatient setting. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We recognized revenue from DepoCyt(e) of $7.9 million from our commercial partners in 2014.
Product Candidates
In January 2015, we announced two product candidates to our Depo-Foam based pipeline: DepoMeloxicam, or DepoMLX, and DepoTranexamic Acid, or DepoTXA.
DepoMeloxicam
Our preclinical product candidate, DepoMLX, is a long-acting non-steroidal anti-inflammatory drug, or NSAID, designed to treat moderate to severe acute postsurgical pain as part of a non-opioid multimodal regimen. A product designed for single dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose dependent gastrointestinal side effects. Meloxicam, which is currently available as an oral formulation, is one of the most potent NSAIDs on the market today. We expect our customer audience for this drug to be similar to the target for EXPAREL infiltration.
DepoMLX is currently in pre-clinical phase, and we currently expect to commence a Phase 3 study in 2017.
DepoTranexamic Acid
Tranexamic Acid, or TXA, is currently used off-label as a systemic injection or as a topical application, and is used to treat or prevent excessive blood loss during surgery by promoting hemostasis. The current formulation of tranexamic acid, however, has a short-lived effect consisting of only a few hours, while the risk of bleeding continues for two to three days after surgery. We believe DepoTXA, a long acting local antifibrinolytic agent combining immediate and extended release TXA, could address the unmet, increasing need for rapid ambulation and discharge in the ambulatory surgery environment for joint surgery (primarily orthopedic surgery, including spine and trauma procedures and cardiothoracic surgery). Designed for single dose local administration into the surgical site, DepoTXA could provide enhanced hemostabilization and improved safety and tolerability for patients over the systemic use of TXA by reducing bleeding, the need for blood transfusions, swelling, soft-tissue hematomas and the need for post-operative drains, thereby increasing not only vigor in patients, but also by decreasing overall costs to the hospital system.
DepoTXA is currently in the preclinical phase, and we currently expect to commence a Phase 3 study in 2017.

Commercial Partners and Agreements
SkyePharma Holdings, Inc.
In connection with the stock purchase agreement related to the Acquisition, we agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products as well as milestone payments for EXPAREL as follows:
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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. In September 2014, we made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of EXPAREL net sales collected. For purposes of meeting future milestone payments, with certain exceptions, annual net sales are measured on a quarterly rolling basis.
Additionally, we agreed to pay to Skyepharma a certain percentage of net sales of EXPAREL collected in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain. Such obligations to make percentage payments will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. The expiration date of the last valid claim will occur in 2018. Cumulatively through December 31, 2014, Skyepharma has earned $7.8 million of percentage payments on net sales of EXPAREL collected. We have the right to cease paying the percentage payments in the event that Skyepharma breaches certain covenants not to compete contained in the stock purchase agreement. In the event that we cease to sell EXPAREL and begin marketing a similar replacement product for EXPAREL, we would no longer be obligated to make percentage payments, but we may be required to make certain milestone payments upon reaching certain sales milestones.
For additional information related to the Skyepharma agreement, please refer to Note 6, Goodwill and Intangible Assets, in the Consolidated Financial Statements.
Research Development Foundation
Pursuant to an agreement with one of our stockholders, the Research Development Foundation, or RDF, we are required to pay RDF a low single-digit royalty on the collection of revenues from our DepoFoam-based products for as long as certain patents assigned to us under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by us, in connection with our bankruptcy or insolvency or if we directly or indirectly oppose or dispute the validity of the assigned patent rights.
Sigma-Tau Pharmaceuticals, Inc.
In December 2002, we entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc., or Enzon, regarding the sale of DepoCyt. Pursuant to the agreement, Enzon was appointed the exclusive distributor of DepoCyt in the United States and Canada for a ten-year term. In January 2010, Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, acquired the rights to sell DepoCyt from Enzon for the United States and Canada. Under the supply and distribution agreement, we supply unlabeled DepoCyt vials to Sigma-Tau. Under these agreements, we receive a fixed payment for manufacturing the vials of DepoCyt and an additional royalty payment, if Sigma-Tau’s quarterly net sales exceed a certain amount, which brings total payments in the thirty percent range on sales by Sigma-Tau in the United States and Canada.
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

Mundipharma International Holdings Limited
In June 2003, we entered into an agreement granting Mundipharma International Holdings Limited, or Mundipharma, exclusive marketing and distribution rights to DepoCyte in the European Union and certain other European countries. In April 2014, we amended the agreements to extend the term of the agreements by an additional 15 years to June 2033 and we expanded Mundipharma’s exclusive territory to include all countries other than the United States, Canada and Japan. In connection with the amendments, in May 2014, we received a non-refundable upfront payment of $8.0 million. Under the agreement, as amended, and a separate supply agreement, we receive a fixed payment for manufacturing the vials of DepoCyte, as well as a royalty in addition to the fixed sum per vial supplied to Mundipharma, if Mundipharma’s quarterly net sales exceed a certain amount, and a mid single-digit royalty on all annual sales exceeding a certain amount. We are also entitled to receive up to €10.0 million in milestone payments from Mundipharma upon the achievement by Mundipharma of certain milestone events, of which we have already received €2.5 million and do not expect to receive the remaining €7.5 million. We and Mundipharma have the right to terminate the agreement for an uncured material breach by the other party, in connection with the other party’s bankruptcy or insolvency or the repossession of all or any material part of the other party’s business or assets. Mundipharma has the right to terminate the agreement if its marketing authorization is cancelled or withdrawn for a certain period, or if it is prevented from selling DepoCyte in any three countries in the territory covered in the agreement by a final non-appealable judgment in respect of infringement by DepoCyte of any third party intellectual property rights.
Paul Capital Advisors LLC
On March 23, 2007, we entered into an amended and restated royalty interests assignment agreement with Paul Capital Advisors LLC, or Paul Capital, pursuant to which we assigned to Paul Capital the right to receive a portion of our royalty payments from DepoCyt(e) and DepoDur. The original agreement was entered into prior to the Acquisition by Skyepharma in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Royalty Interests Assignment Agreement.” Our related financing arrangement with Paul Capital Advisors terminated on December 31, 2014.
Aratana Therapeutics, Inc.
On December 5, 2012 we entered into an Exclusive License, Development and Commercialization Agreement and related Supply Agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreements, we granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of our bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing it for cats, dogs and other companion animals. Aratana announced in December 2014 that they have initiated a pivotal field effectiveness study in dogs undergoing knee surgery.
In connection with our entry into the agreement, we received a one-time payment of $1.0 million and are eligible to receive up to an additional aggregate $42.5 million upon the achievement of development and commercial milestones, of which we received $0.5 million in 2013. If the product is approved by the FDA for sale in the United States, Aratana will pay us a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will pay us a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.
Either party has the right to terminate the license agreement in connection with (i) an insolvency event involving the other party that is not discharged in a specified period of time; (ii) a material breach of the agreement by the other party that remains uncured for a specified cure period or (iii) the failure to achieve a minimum annual revenue as set forth in the agreement, all on specified notice. We may terminate the agreement in connection with (i) Aratana’s failure to pay any amounts due under the agreement; (ii) Aratana’s failure to achieve regulatory approval in a particular jurisdiction with respect to such jurisdiction or (iii) Aratana’s failure to achieve its first commercial sale within a certain amount of time on a country by country basis after receiving regulatory approval, all on specified notice. Aratana may terminate the license agreement (i) upon the entry of a generic competitor for animal health indications on a country by country basis or (ii) at any time on a country by country basis except with respect to the United States and any country in the European Union, all on specified notice. The parties may also terminate the license agreement by mutual consent. The license agreement will terminate automatically if we terminate the supply agreement. In the event that the license agreement is terminated, all rights to the product (on a jurisdiction by jurisdiction basis) will be terminated and returned to us.
Unless terminated earlier pursuant to its terms, the license agreement is effective until December 5, 2027, after which Aratana has the option to extend the agreement for an additional five (5) year term, subject to certain requirements.
CrossLink BioScience, LLC
Effective October 1, 2013, we and CrossLink commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “Agreement”). We entered into the Agreement on March 11, 2013, which provided for an initial small-scale pilot period commencing on April 1, 2013 and ending on September 30, 2013 (the “Pilot Period”), during which CrossLink was appointed as the exclusive distributor of EXPAREL for certain specified accounts. The Agreement permitted either party to terminate the Agreement within 15 days prior to the expiration of the Pilot Period, and unless such termination was effected, the Agreement would automatically renew for a term of five years, commencing on October 1, 2013 and ending on September 30, 2018 (the “Term”). Neither party provided notice of termination, and upon the commencement of the Term, certain performance metrics and payment terms became effective and CrossLink’s distribution territory expanded.

Under the Agreement, we appointed CrossLink as the exclusive third-party distributor during the Term to promote and sell EXPAREL to orthopedic surgeons in the United States, with the exception of certain geographical areas and accounts (the “Territory”). The prices and purchasing terms related to sales of EXPAREL are determined by us, and all orders are subject to acceptance or rejection by us. CrossLink is entitled to receive commissions on its sales of EXPAREL in the Territory, subject to certain conditions and adjustments. CrossLink may receive additional performance-based payments if it achieves certain sales goals, and we may terminate the Agreement if CrossLink fails to meet certain minimum performance metrics.

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

Effective March 1, 2015, the Agreement was amended to, among other things, amend certain payment terms and specify certain sub-distributors that may promote and sell EXPAREL under the Agreement.

Significant Customers

We had three customers each comprising 10% or more of our total revenue for the year ended December 31, 2014: AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company, which accounted for 33%, 29% and 24% of our revenues. These customers are wholesalers that process orders for EXPAREL under a drop-ship program.

Manufacturing
Internal Facilities
We manufacture EXPAREL and DepoCyt(e) in two manufacturing facilities that we refer to as the Science Center Campus in San Diego, California. These facilities are designated as Building 1 and Building 6 and are located within two miles of each other on two separate and distinct sites. Our facilities are inspected regularly and approved for pharmaceutical manufacturing by the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare Products Regulatory Agency, or MHRA and the Environmental Protection Agency, or EPA.
We purchase raw materials and components from third party suppliers in order to manufacture EXPAREL. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our drug candidates. We also purchase raw materials and equipment from third party suppliers for the manufacture of DepoCyt(e). While we have not experienced shortages of our raw materials in the past, such suppliers may not sell these raw materials to us at the times that we need them or on commercially reasonable terms and we do not have any control over the process or timing of the acquisition of these raw materials from our suppliers.
All manufacturing of products, initial product release and stability testing are conducted by us in accordance with cGMP.
Building 1 is an approximately 84,000 square foot concrete structure located on a five acre site. It was custom built as a pharmaceutical R&D and manufacturing facility in August 1995. Activities in this facility include the manufacture of EXPAREL bulk pharmaceutical product candidate in a dedicated production line and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods, research and development, the coordination of clinical and regulatory functions and general administrative functions. Prior to 2014, the bulk manufacturing of all EXPAREL product sold to the marketplace had occurred in a manufacturing line housed in what we refer to as Suite A. In March 2014, the FDA approved our newly installed manufacturing line, referred to as Suite C. Combined with Suite A, Suite C has significantly increased our manufacturing capacity and ability to meet the growing demand for EXPAREL. We are expanding our manufacturing capacity either directly or through agreements with third parties as demand for EXPAREL increases.
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
In addition, we lease approximately 21,000 square feet of warehouse space located within five miles of our manufacturing facilities. The warehouse is primarily used for the storage of materials used in the production of our products.
Distribution of our DepoFoam products, including EXPAREL, requires cold-chain distribution, whereby a product must be maintained between specified temperatures. We have validated processes for continuous monitoring of temperature from manufacturing through delivery to the end-user. We and our partners utilize similar cold-chain processes for DepoCyt(e).
Co-Production Facilities
On April 4, 2014, we and Patheon U.K. Limited, or Patheon, entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement (the “Patheon Agreements”) to collaborate in the manufacture and packaging of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare Patheon’s Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. We will provide Patheon with the equipment necessary to manufacture EXPAREL and will pay fees to Patheon based on Patheon’s achievement of certain technical transfer and construction milestones. We will also reimburse Patheon certain nominal expenses and additional services. We also currently expect, subject to receipt of regulatory approvals, the first commercial manufacturing suite at Patheon’s facility to commence commercial production in the second half of 2016.
The Technical Transfer and Service Agreement expires upon receipt of FDA approval of the manufacturing suites. We may terminate the Technical Transfer and Service Agreement if Patheon does not meet certain construction and manufacturing milestones, or at any time for convenience upon 30 days’ notice. Either party may terminate the Technical Transfer and Service Agreement in the event of a breach by or bankruptcy of the other party. If the Technical Transfer and Service Agreement is terminated before the completion of the first manufacturing suite, the Manufacturing and Supply Agreement and Strategic Co-Production Agreement will concurrently and automatically terminate. Upon termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.0 million.
The initial term of the Manufacturing Supply Agreement is 10 years from the date of FDA approval of the initial manufacturing suite. We will pay fees to Patheon for their operation of the manufacturing suites and the amount of EXPAREL produced by Patheon. We will also reimburse Patheon for purchases made on our behalf, certain nominal expenses and additional services. We may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal of EXPAREL from the United States or any other market that represents 80% of our overall sales, or at any time for convenience by providing between 18 and 36 months’ notice (depending on the number of years after the FDA approval date). Either party may terminate the Manufacturing Supply Agreement in the event of the breach or bankruptcy of the other party. Upon termination of this agreement (other than termination by us for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.0 million.
Intellectual Property and Exclusivity
We seek to protect our product candidates and our technology through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.
Patents and Patent Applications
We seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2014, there are over 14 families of patents and patent applications relating to various aspects of the DepoFoam delivery technology. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These patents generally have a term of 20 years from the date of the nonprovisional filing unless referring to an earlier filed application. Some of our U.S. patents have a term from 17 years from the grant date. Our issued patents expire at various dates in the future, as discussed below, with the last currently issued patent expiring in 2018.
In regards to patents providing protection for EXPAREL, issued patents in the United States relating to methods for modifying the rate of drug release of the product candidate and the composition of the product candidate expire in January 2017 and September 2018, respectively. A patent relating to compositions including EXPAREL, but not EXPAREL specifically, expired in November 2013. A patent relating to the composition of the product issued in September 2014 and will expire in September 2018. A pending U.S. application relating to the process for making the product candidate, if granted, would expire in November 2018. In Europe, granted patent(s) related to the composition of the product candidate expire in September 2018 and certain European patent(s) expired in November 2014. Pending applications in Europe relating to methods of modifying the rate of drug release of the product candidate and the process for making the product candidate, if granted, would expire in January 2018 and November 2018, respectively. In April 2010, a provisional patent was filed relating to a new process to manufacture EXPAREL and other DepoFoam-based products. The process offers many advantages to the current process, including larger scale production and lower manufacturing costs. In April 2011, we filed a non-provisional patent application which, if granted, could prevent others from using this process until 2031. Furthermore, a non-exclusively licensed patent of ours relating to EXPAREL was allowed in Europe with an expiration date in October 2021 and was extended in the United States until October 2023.

We have also taken steps to protect our two pipeline candidates, DepoMLX and DepoTXA. Pending patent applications for compositions and methods of treatment of DepoMLX, if granted, would expire in October 2031. In addition, a provisional patent application for DepoTXA has been filed and, if granted, would expire in January 2036.

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
Competition
The pharmaceutical and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing organizations. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in developing, selling and marketing their products. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
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
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an NSAID, is also available generically in the United States from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. EXPAREL also competes with currently-marketed non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics such as morphine, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs. Currently EXPAREL also competes with elastomeric pump/catheter devices intended to provide bupivacaine over several days. I-FLOW Corporation (acquired by Kimberly-Clark Corporation in 2009 and spun off into Halyard Health, Inc. in 2014) has marketed these medical devices in the United States since 2004.
Government Regulation
Federal Food, Drug and Cosmetic Act
Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other regulatory requirements may result in, among other things, refusal to approve pending applications, withdrawal of an approval, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, debarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.
New Drug Applications
Generally, the FDA must approve any new drug before marketing of the drug occurs in the United States. This process generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations;

•	submission to the FDA of an investigational new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin in the United States;

•	approval by an independent institutional review board, or IRB, at each clinical trial site before each trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with the FDA’s good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each intended use;

•	submission of an NDA to the FDA;

•
satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing facility or facilities to assess compliance with the FDA’s cGMP and to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, quality and purity;

•	satisfactory completion of an FDA advisory committee review, if applicable; and

•	review and approval by the FDA of the NDA.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approvals for any of our product candidates on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the trial on a clinical hold because of, among other things, concerns about the conduct of the clinical trial or about exposure of human research subjects to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. In addition, the FDA requires Pacira to amend an existing IND for each successive clinical trial conducted during product development. Further, an IRB covering each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the clinical trial commences at that center, and it must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time, or from time to time, on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.
Clinical trials involve the administration of the product candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. For purposes of an NDA submission and approval, typically, the conduct of human clinical trials occurs in the following three pre-market sequential phases, which may overlap or be combined:

•
Phase 1: sponsors initially conduct clinical trials in a limited population to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans. In the cases of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing often is conducted only on patients having the specific disease.

•
Phase 2: sponsors conduct clinical trials generally in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance, optimal dosage and dosing schedule. Sponsors may conduct multiple Phase 2 clinical trials to obtain information prior to beginning larger and more extensive Phase 3 clinical trials.

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
U.S. Review and Approval Process
Sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things. In addition, 505(b)(2) applications must contain a patent certification for each patent listed in FDA’s “Orange Book” that covers the drug referenced in the application and upon which the third-party studies were conducted. For some drugs, the FDA may require risk evaluation and mitigation strategies, or REMS, which could include medication guides, physician communication plans or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Upon receipt, the FDA has 60 days to determine whether the NDA is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established timeframes. Under the PDUFA, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review within six months. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs within ten months. Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, negotiations regarding REMS or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.
Under the PDUFA, NDA applicants must pay significant NDA user fees upon submission. In addition, manufacturers of approved prescription drug products must pay annual establishment and product user fees.
Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to ensure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical sites to ensure compliance with GCP before approving an NDA.
After the FDA evaluates the NDA and the manufacturing facilities, it may issue an approval letter or a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. The FDA could also require a REMS plan to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, a commitment to conduct one or more post-market studies or clinical trials and the correction of identified manufacturing deficiencies, including the development of adequate controls and specifications. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
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
Applications under Section 505(b)(2) are subject to any non-patent exclusivity period applicable to the referenced product, which may delay approval of the 505(b)(2) application even if FDA has completed its substantive review and determined the drug should be approved. In addition, 505(b)(2) applications must include patent certifications to any patents listed in the FDA’s Orange Book as covering the referenced product. If the 505(b)(2) applicant seeks to obtain approval before the expiration of an applicable listed patent, the 505(b)(2) applicant must provide notice to the patent owner and NDA holder of the referenced product. If the patent owner or NDA holder brings a patent infringement lawsuit within 45 days of such notice, the 505(b)(2) application cannot be approved for 30 months or until the 505(b)(2) applicant prevails, whichever is sooner. If the 505(b)(2) applicant loses the patent infringement suit, FDA may not approve the 505(b)(2) application until the patent expires, plus any period of pediatric exclusivity.

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
If new safety issues are identified following approval, the FDA can require the NDA sponsor to revise the approved labeling to reflect the new safety information; conduct post-market studies or clinical trials to assess the new safety information and implement a REMS program to mitigate newly-identified risks. The FDA may also require post-approval testing, including Phase 4 studies, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for approved indications and in accordance with the provisions of the FDA-approved label. Further, if we modify a drug, including any changes in indications, labeling or manufacturing processes or facilities, the FDA may require us to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials. In September 2014, we received a warning letter from the FDA regarding off-label uses, as more fully discussed below.
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
In September 2014, we received a warning letter from the FDA’s Office of Prescription Drug Promotion, or OPDP, pertaining to certain promotional aspects of EXPAREL, and in February 2015, agreement was reached with the OPDP on the content and mechanisms for distribution of corrective action, which will consist of a Dear Healthcare Provider Letter and a corrective journal advertisement. We are actively working to ensure that our sales force and other promotional channels communicate these points to customers thoroughly and accurately: EXPAREL is broadly indicated for administration into the surgical site to produce postsurgical analgesia. FDA approval of EXPAREL was based on pivotal trials conducted in excisional hemorrhoidectomy and bunionectomy surgical models, and thus, the basis for assessment of safety and efficacy was limited to those two procedures. Regarding duration of efficacy, in both pivotal trials, EXPAREL demonstrated a significant reduction in pain intensity scores compared to placebo for up to 24 hours. In the hemorrhoidectomy trial, which had a primary endpoint of cumulative pain scores over the first 72 hours, there was minimal to no difference in pain intensity scores between EXPAREL and placebo from 24 to 72 hours; however, there was a cumulative decrease in opioid consumption through 72 hours. The clinical benefit of that reduction was not demonstrated.

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
For example, in Europe, there are several tracks for marketing approval, for product approval and post-approval regulatory processes, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the European Medicines Agency, or EMA. The marketing application is similar to the NDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use, or CHMP, the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety and efficacy, it will submit a favorable opinion to the European Commission, or EC. The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
In addition to the centralized procedure, Europe also has (i) a nationalized procedure, which requires a separate application to and approval determination by each country; (ii) a decentralized procedure whereby applicants submit identical applications to several countries and receive simultaneous approval and (iii) a mutual recognition procedure, where applicants submit an application to one country for review and the other countries may accept or reject the initial decision. Regardless of the approval process employed, various parties share responsibilities for the monitoring, detection and evaluation of adverse events post-approval, including national authorities, the EMA, the EC and the marketing authorization holder.
As with FDA approval, we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the United States, post-approval regulatory requirements, such as those regarding product manufacture, marketing or distribution would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.
In addition to regulations in Europe and the United States, we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of any future products.
Third Party Payer Coverage and Reimbursement
The commercial success of our products and product candidates will depend, in part, upon the availability of coverage and reimbursement from third-party payers at the federal, state and private levels. Government payer programs, including Medicare and Medicaid, private health care insurance companies and managed care plans may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy is not medically appropriate or necessary. Also, third-party payers have attempted to control costs by limiting coverage and the amount of reimbursement for particular procedures or drug treatments. The United States Congress and state legislatures from time to time propose and adopt initiatives aimed at cost containment that could impact our ability to sell our products at a price level high enough to realize an appropriate return on our investment, which would materially impact our results of operations.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, which we refer to collectively as the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates owed to states by pharmaceutical manufacturers for covered outpatient drugs. The Affordable Care Act also established a new Medicare Part D coverage gap discount program, in which drug manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand name drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Further, the new law imposed a significant annual, nondeductible fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. There have been proposed in Congress a number of legislative initiatives regarding healthcare, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act. The full impact that the Affordable Care and other new laws will have on our business is uncertain. However, such laws appear likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.
The marketability of our products may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased, and we expect will continue to increase, the pressure on pharmaceutical pricing. Some third-party payers require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies, or place limits on the amount of reimbursement. Coverage policies and third-party payer reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future.
In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers or that an adequate level or reimbursement will be available so that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.
Marketing/Data Exclusivity
The FDA may grant three or five years of marketing exclusivity in the United States for the approval of new or supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity in the United States is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or non-patent exclusivity period for which the drug product is eligible. Based on our clinical trial program for EXPAREL, the FDA granted three years of marketing exclusivity to EXPAREL, which expired on October 28, 2014.
Manufacturing Requirements
We must comply with the FDA’s cGMP requirements and comparable regulations in other countries. The cGMP provisions include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA and other authorities pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers we engage or with which we partner are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with these and other statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product must be reported and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
Regulations Pertaining to Sales and Marketing
We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws generally prohibit a prescription drug manufacturer from soliciting, offering, receiving, or paying any remuneration to generate business, including the purchase or prescription of a particular drug. Although the specific provisions of these laws vary, their scope is generally broad and there may be no regulations, guidance or court decisions that clarify how the laws apply to particular industry practices. There is therefore a possibility that our practices might be challenged under the anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties and exclusion from federal health care programs (including Medicare and Medicaid). In the U.S., federal and state authorities are paying increased attention to enforcement of these laws within the pharmaceutical industry and private individuals have been active in alleging violations of the laws and bringing suits on behalf of the government under the federal civil False Claims Act. If we were subject to allegations concerning, or were convicted of violating, these laws, our business could be harmed.
Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include the federal Physician Payment Sunshine Act, or “sunshine” provisions, enacted in 2010 as part of the Affordable Care Act. The sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments made to physicians and certain other healthcare practitioners or to teaching hospitals. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent federal and state laws and regulations. Outside the U.S., other countries have implemented requirements for disclosure of financial interactions with healthcare providers and additional countries may consider or implement such laws.
Healthcare Privacy and Security Laws
We may be subject to, or our marketing activities may be limited by the Health Insurance Portability and Accountability Act, or HIPAA and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. The American Recovery and Reinvestment Act of 2009, commonly referred to as the economic stimulus package, included sweeping expansion of HIPAA’s privacy and security standards called the Health Information Technology for Economic and Clinical Health Act, or HITECH, which became effective on February 17, 2010. Among other things, the new law makes HIPAA’s privacy and security standards directly applicable to “business associates”—independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions.
Environmental Matters
Our research and development processes and our manufacturing processes involve the controlled use of hazardous materials and chemicals and produce waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material. While we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.

Employees
As of December 31, 2014, we had 447 employees, of which two were part-time. All of our employees are located in the United States. None of our employees are represented by a labor union, and we consider our current employee relations to be good.
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
We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was approved by the FDA on October 28, 2011 and commercially launched in April 2012. During 2014, sales of EXPAREL constituted a significant portion of our total revenue, and our success depends on our ability to continue to effectively commercialize EXPAREL. Our ability to effectively generate revenues from EXPAREL will depend on our ability to, among other things:

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
EXPAREL has been a commercialized drug for less than three years. As a result, we continue to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians and hospitals to use EXPAREL. In addition, we also must train our sales force to ensure that a consistent and appropriate message about EXPAREL is delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of EXPAREL and its proper administration, our efforts to successfully commercialize EXPAREL could be put in jeopardy, which could have a material adverse effect on our future revenues and profits.
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
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an NSAID is also available generically in the United States from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. In addition, EXPAREL competes with non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.
EXPAREL also competes with elastomeric bag/catheter devices intended to provide bupivacaine over several days. I-FLOW Corporation (acquired by Kimberly-Clark Corporation in 2009 and spun off into Halyard Health, Inc. in 2014) has marketed these medical devices in the United States since 2004.
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

In September 2014, we received a warning letter from the OPDP pertaining to certain promotional aspects of EXPAREL, and in February 2015, agreement was reached with the OPDP on the content and mechanisms for distribution of corrective action, which will consist of a Dear Healthcare Provider Letter and a corrective journal advertisement. We are actively working to ensure that our sales force and other promotional channels communicate these points to customers thoroughly and accurately: EXPAREL is broadly indicated for administration into the surgical site to produce postsurgical analgesia.

We are unable to predict whether such clarifications in promotional activities will have an effect on EXPAREL sales. We can make no assurances that we will not receive FDA warning letters in the future or be subject to other regulatory action. As noted above, any regulatory violation or allegations of a violation may have a material adverse effect on our reputation and business.
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
In addition to our internal marketing and sales efforts, we have entered into agreements with third party distributors to promote and sell EXPAREL in certain territories. For example, following a pilot program, effective October 1, 2013, we appointed CrossLink as our exclusive third-party distributor to promote and sell EXPAREL to orthopedic surgeons in the United States, with the exception of certain geographical areas and accounts, for a five year term. We may seek additional distribution arrangements in the future, including arrangements with third party distributors to commercialize and sell EXPAREL in certain foreign countries. The use of distributors involves certain risks, including risks that such distributors will:

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
We have entered into agreements with third-party service providers to perform a variety of functions related to the sale and distribution of EXPAREL, key aspects of which are out of our direct control. These service providers provide key services related to customer service support, warehousing and inventory program services, distribution services, contract administration and chargeback processing services, accounts receivable management and cash application services, financial management and information technology services. In addition, most of our inventory is stored at a single warehouse maintained by one such service provider. We substantially rely on these providers as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.
Distribution of our DepoFoam-based products, including EXPAREL, requires cold-chain distribution provided by third parties, whereby the product must be maintained between specified temperatures. We and our partners have utilized similar cold-chain processes for DepoCyt(e) and, when it was produced, DepoDur. If a problem occurs in our cold-chain distribution processes, whether through our failure to maintain our products or product candidates between specified temperatures or because of a failure of one of our distributors or partners to maintain the temperature of the products or product candidates, the product or product candidate could be adulterated and rendered unusable. We have obtained limited inventory and cargo insurance coverage for our products. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. This could have a material adverse effect on our business, financial condition, results of operations and reputation.
We will need to increase the size of our organization and effectively manage our sales force, and we may experience difficulties in managing growth.
As of December 31, 2014, we had 447 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

•
continue the hiring and training of an effective commercial organization for the commercialization of EXPAREL, and establish appropriate systems, policies and infrastructure to support that organization;

•	continue to establish and maintain effective relationships with distributors and commercial partners for the promotion and sale of our products;

•
ensure that our distributors, partners, suppliers, consultants and other service providers successfully carry out their contractual obligations, provide high quality results and meet expected deadlines;

•	manage our development efforts and clinical trials effectively;

•	expand our manufacturing capabilities and effectively manage our co-production arrangement with Patheon;

•	continue to carry out our own contractual obligations to our licensors and other third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.
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
The manufacture of EXPAREL requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including the FDA’s regulations governing cGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards, or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our manufacturing partner to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.
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
In addition, the procurement time for the equipment that we use to manufacture EXPAREL requires long lead times. Therefore, we may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with potential delays in the procurement of manufacturing equipment required to manufacture EXPAREL, including with respect to the procurement of equipment for the construction of manufacturing suites in connection with our manufacturing arrangement with Patheon.
In addition to expanding our internal manufacturing facilities, we may enter into arrangements with third parties to manufacture, supply, test and/or store EXPAREL or our other products, such as our manufacturing arrangement with Patheon. Entering into such arrangements requires testing and compliance inspections, FDA approvals and development of the processes and facilities necessary for the production of our products. Such arrangements also involve additional risks, many of which would be outside of our control. Such risks include disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of such third party manufacturers to comply with cGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing process, loss of control of our complex manufacturing process, inabilities to fulfill our commercial needs and financial risks in connection with our investment in setting up a third party manufacturing process, such as substantial capital outlays required by us to assist in setting up our manufacturing process at Patheon’s facilities.
If we are unable to achieve and maintain satisfactory production yields and quality, whether through our internal manufacturing capabilities or arrangements with contract manufacturers, our relationships with potential customers and overall reputation may be harmed and our revenues could decrease.
We are currently the sole manufacturer of EXPAREL and DepoCyt(e). Our inability to continue manufacturing adequate supplies of these products could result in a disruption in the supply to our customers and partners, which could have a material adverse impact on our business and results of operations.
We are currently the sole manufacturer of EXPAREL and DepoCyt(e), and we expect to be the sole manufacturer until, if and when manufacturing operations commence at Patheon’s facility, which we currently expect, subject to receipt of regulatory approvals, to commence in two to three years’ time. We develop and manufacture EXPAREL and DepoCyt(e) at our facilities in San Diego, California, which are the only FDA approved sites for manufacturing EXPAREL and DepoCyt(e) in the world. We may experience temporary or prolonged suspensions in production of our products due to issues in our manufacturing process that must be remediated or in response to inspections conducted by the FDA or similar foreign regulatory authorities, which could have a material adverse effect on our business, financial position and results of operations.
For example, in 2012 we temporarily ceased the manufacturing of DepoCyt(e) for sales in the European Union to implement a remediation plan to address certain issues noted in an inspection report issued by the MHRA, in July 2012 regarding our DepoCyt(e) manufacturing facility, which is located in a separate building from our EXPAREL manufacturing facility. The assessment report also recommended a selective recall of DepoCyt(e) in European Union member states where

DepoCyt(e) is not considered to be an “essential medicinal product,” which contributed to a reduction in product sales of DepoCyt(e) during fiscal year 2012. Although we received notice from the MHRA in January 2013 that our remediation efforts were successful and that we could resume production of DepoCyt(e) for sale in Europe, we may be required in the future to cease manufacturing operations at our facilities in response to inspection reports or other regulatory actions, and such temporary cessations could result in additional costs or delays in the production and sale of our products.
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
Our co-production and other agreements with Patheon may involve unanticipated expenses and delays, including the need for the Patheon facilities to receive regulatory approvals required for manufacturing to commence at the Patheon suites.
We and Patheon have entered into a Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement. Under these agreements, Patheon will undertake certain technical transfer activities and construction services to prepare Patheon’s Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. We have agreed with Patheon, among other things, to provide them with the equipment necessary to manufacture EXPAREL in these suites. We have anticipated and budgeted for capital expenditures associated with the two Patheon suites, including the equipment purchase and construction of the suites as well as payments to be made to Patheon.
The Patheon facilities must be approved by the FDA prior to any production and manufacturing of EXPAREL. We currently expect, subject to receipt of regulatory approvals, that the first commercial manufacturing suite at Patheon’s facility will commence commercial production in 2016 or 2017. If the construction of the Patheon suites is delayed, if Patheon experiences unanticipated cost overruns, or if the Patheon suites do not receive regulatory approvals in the timeframe anticipated (if at all), this could have a material adverse effect on our business, financial position and results of operations.
Further, if and when the Patheon facilities are constructed and have received the required FDA approvals, the production under these agreements involve additional risks, many of which would be outside of our control, such as disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of Patheon to comply with cGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing process, loss of control of our complex manufacturing process and inabilities to fulfill our commercial needs.
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
We purchase certain raw materials and equipment from various suppliers in order to manufacture our products. The acquisition of certain of these materials may require considerable lead times, and our ability to source such materials is also dependent on logistics providers. If we are unable to source the required raw materials and equipment from our suppliers on a timely basis and in accordance with our specifications, we may experience delays in manufacturing and may not be able to meet our customers’ or partners’ demands for our products. In addition, we and our third-party suppliers must comply with federal, state and foreign regulations, including cGMP regulations, and any failure to comply with applicable regulations, or failure of government agencies to provide necessary authorizations, may harm our ability to manufacture and commercialize our products on a timely and competitive basis, which could result in decreased product sales and lower revenues.
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
Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, human error, unauthorized access, natural disasters, intentional acts of vandalism, terrorism, war and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed clinical trials for EXPAREL could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, reputation damage and harm to our business operations.
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
Prior to receiving approval to commercialize any of our drug products, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, other regulatory authorities in the United States, and other countries, that each of the products is both safe and effective. For each drug product, we will need to demonstrate its efficacy and monitor its safety throughout the process. If such development is unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.
All of our drug products are prone to the risks of failure inherent in drug development. Clinical trials of new drug products sufficient to obtain regulatory marketing approval are expensive and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process which could delay or prevent us from receiving regulatory approval or commercializing our drug products. In addition, the results of pre-clinical studies and early-stage clinical trials of our drug products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a drug product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our drug products is promising, such data may not be sufficient to support approval by the FDA or any other U.S. or foreign regulatory approval authority. Pre-clinical and clinical data can be interpreted in different ways.

Accordingly, FDA officials could interpret such data in different ways than we or our partners do which could delay, limit or prevent regulatory approval. The FDA, other regulatory authorities, our institutional review boards, our contract research organizations or we ourselves may suspend or terminate our clinical trials for our drug products. Any failure or significant delay in completing clinical trials for our drug products, or in receiving regulatory approval for the sale of any drugs resulting from our drug products, may severely harm our business and reputation. Even if we receive FDA and other regulatory approvals, our drug products may later exhibit adverse effects that may limit or prevent their widespread use, may cause the FDA to revoke, suspend or limit their approval, or may force us to withdraw products derived from those drug products from the market.
Our dependence on contract research organizations could result in delays in and additional costs for our drug development efforts.
We may rely on contract research organizations, or CROs, to perform preclinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement CRO to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable replacement on favorable terms, if at all. Even if we were able to find another CRO to perform a preclinical test or clinical trial, any material delay in a test or clinical trial may result in significant additional expenditures that could adversely affect our operating results. Events such as these may also delay regulatory approval for our drug candidates or our ability to commercialize our products.
We depend on clinical investigators and clinical sites to enroll patients in our clinical trials and sometimes other third parties to manage the trials and to perform related data collection and analysis, and, as a result, we may face costs and delays outside of our control.

We rely on clinical investigators and clinical sites to enroll patients and sometimes third parties to manage our trials and to perform related data collection and analysis. However, we may be unable to control the amount and timing of resources that the clinical sites which conduct the clinical testing may devote to our clinical trials.

Our clinical trials may be delayed or terminated due to the inability of our clinical investigators to enroll enough patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we may face increased costs, delays or termination of the trials, which could delay or prevent us from obtaining regulatory approvals for our product candidates.

Our agreements with clinical investigators and clinical sites for clinical testing and for trial management services place substantial responsibilities on these parties, which could result in delays in, or termination of, our clinical trials if these parties fail to perform as expected. For example, if any of our clinical trial sites fail to comply with FDA-approved GCPs, we may be unable to use the data gathered at those sites. If these clinical investigators, clinical sites or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, our product candidates.
We are subject to periodic litigation, which could result in losses or unexpected expense of time and resources.
From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. We are currently involved in two legal proceedings. See Item 3 Legal Proceedings in Part I of this Form 10-K for a detailed description of a pending purported stockholder class action lawsuit filed against us and a products liability lawsuit. An unfavorable outcome in either of these proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In addition, if our stock price is volatile, we may become involved in additional securities class action lawsuits in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.
Regulatory Risks
We may not receive regulatory approval for any of our product candidates, or the approval may be delayed for various reasons, including successful challenges to the FDA’s interpretation of Section 505(b)(2), which would have a material adverse effect on our business and financial condition.
We may experience delays in our efforts to obtain regulatory approval from the FDA for any of our product candidates, and there can be no assurance that such approval will not be delayed, or that the FDA will ultimately approve these product candidates. Although the FDA’s longstanding position has been that the Agency may rely upon prior findings of safety or effectiveness to support approval of a 505(b)(2) application, this policy has been controversial and subject to challenge in the past. If the FDA’s policy is successfully challenged administratively or in court, we may be required to seek approval of our products via full NDAs that contain a complete data package demonstrating the safety and effectiveness of our product candidates, which would be time-consuming, expensive and would have a material adverse effect on our business and financial condition.
The FDA, as a condition of the EXPAREL approval on October 28, 2011, has required us to study EXPAREL in pediatric patients. We have agreed to a trial timeline where, over several years, we will study pediatric patient populations in descending order starting with 12-18 year olds and ending with children under two years of age. These trials will be expensive and time consuming and we are required to meet the timelines for submission of protocols and data and for completion as agreed with the FDA, and we may be delayed in meeting such timelines. We are required to conduct these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective. The failure to conduct these pediatric trials or to meet applicable deadlines could result in the imposition of sanctions, including, among other things, issuance of warnings letters or imposition of seizures or injunctions.
The FDA may determine that EXPAREL or any of our product candidates have undesirable side effects.
If concerns are raised regarding the safety of a new product candidate as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the NDA review period or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. The number of such requests for additional data or information issued by the FDA in recent years has increased, and resulted in substantial delays in the approval of several new drugs. Undesirable side effects caused by EXPAREL or any product candidate could also result in the inclusion of unfavorable information in our product labeling, imposition of distribution or use restrictions, a requirement to conduct post-market studies or to implement a risk evaluation and mitigation strategy, denial, suspension or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of EXPAREL or any product candidate.
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
While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.

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
As a pharmaceutical company, even though we do not provide healthcare services or receive payments directly from or bill directly to Medicare, Medicaid or other third-party payers for our products, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We would be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which constrains our marketing practices, educational programs, pricing policies and relationships with healthcare providers or other entities by prohibiting, among other things, soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under federally funded healthcare programs, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims and false statement laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent or making any materially false statement in connection with the delivery or payment for healthcare benefits, items or services;

•	HIPAA, which creates federal criminal and civil statutes that prohibit executing a scheme to defraud any healthcare benefit program;

•
federal physician self-referral laws, such as the Stark law, which prohibit a physician from making a referral to a provider of certain health services with which the physician or the physician’s family member has a financial interest, and prohibit submission of a claim for reimbursement pursuant to a prohibited referral;

•	HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•
the Physician Payment Sunshine Act, or “sunshine” provisions, which impose disclosure requirements on pharmaceutical manufacturers of payments made to physicians and certain other healthcare providers and institutions; and

•
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under the U.S. federal Anti-Kickback Statute, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Moreover, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes; a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Recently, several pharmaceutical and other healthcare companies have been prosecuted under the federal false claims laws for allegedly inflating drug prices they report to pricing services, which in turn are used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. To the extent that any product we make is sold in a foreign country, we may be subject to similar foreign laws and regulations.
Further, there has been a recent trend in the increase of federal and state laws and regulations regarding consulting arrangements with physicians. The Affordable Care Act imposes new requirements to report certain financial arrangements with physicians and others, including reporting any “transfer of value” made or distributed to prescribers and other healthcare providers and reporting any ownership or investment interests held by physicians and their immediate family members during each calendar year, subject to federal implementation and enforcement policies. The period between August 1, 2013 and December 31, 2013 was the first reporting period, and manufacturers were required to report aggregate payment data by March 31, 2014, and will be required to report detailed payment data and submit legal attestation to the accuracy of the data during Phase 2 of the program. Thereafter, drug manufacturers must submit reports by the 90th day of each subsequent calendar year. In addition, certain states mandate that we comply with a state code of conduct, adopt a company code of conduct under state criteria, disclose marketing payments made to physicians, and/or report compliance information to the state authorities. Some states, such as Massachusetts, have created an internet database to provide disclosed information on certain transactions with physicians to the public. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply in multiple jurisdictions with different compliance and reporting requirements increase the possibility that a pharmaceutical company may violate one or more of the requirements. Any failure to comply with these reporting requirements could result in significant fines and penalties.
The risks of complying with these laws cannot be entirely eliminated. The risk of violation of such laws is also increased because many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly. If our past or present operations, or those of our distributors are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs and the curtailment or restructuring of our operations any of which could materially adversely affect our ability to operate our business and our financial results. Similarly, if healthcare providers, distributors or other entities with whom we do business are found to be out of compliance with applicable laws and regulations, they may be subject to sanctions, which could also have a negative impact on us.
The design, development, manufacture, supply and distribution of EXPAREL and DepoCyt(e) is highly regulated and technically complex.
The design, development, manufacture, supply and distribution of EXPAREL and DepoCyt(e) is highly regulated and technically complex. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. In addition, the facilities used to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with applicable regulations.
The manufacturing techniques and facilities used for the manufacture and supply of our products must be operated in conformity with cGMP and other FDA and MHRA regulations, including potentially prior regulatory approval. In addition, any expansion of our existing manufacturing facilities or the introduction of any new manufacturing facilities, including the manufacturing suites to be constructed at Patheon’s facility, also require conformity with cGMP and other FDA and MHRA regulations. In complying with these requirements, we, along with our co-production partners and suppliers, must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that our products meet applicable specifications and other requirements for safety, efficacy and quality. In addition, we, along with our co-production partners and suppliers, are subject to unannounced inspections by the FDA, MHRA and other regulatory authorities.
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
If the government or third-party payers fail to provide coverage and adequate coverage and payment rates for EXPAREL, DepoCyt(e) or any future products, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
In both domestic and foreign markets, sales of our existing products and any future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Although hospitals currently receive separate reimbursement for EXPAREL used in the hospital outpatient setting, EXPAREL, DepoCyt(e) or any product candidates that we may develop, in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time, financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
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
Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the United States and in international markets, as federal, state and foreign governments continue to propose and pass new legislation designed to reduce or contain the cost of healthcare. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the United States or international markets, which could have a negative effect on our business, results of operations, financial condition and prospects.
We are subject to new legislation, regulatory proposals and healthcare payer initiatives that may increase our costs of compliance and adversely affect our ability to market our products, obtain collaborators and raise capital.
In March 2010, the President of the United States signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, which we refer to collectively as the Affordable Care Act. The Affordable Care Act makes extensive changes to the delivery of health care in the United States. Among the provisions of the Affordable Care Act of greatest importance to the pharmaceutical industry are the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•
an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, to 23.1% and 13.0% of the average manufacturer price for most branded and generic drugs, respectively;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50.0% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133.0% of the Federal Poverty Level, thereby potentially increasing both the volume of sales and manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians, subject to federal implementation and enforcement policies;

•	a licensure framework for follow-on biologic products;

•
payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research;

•
creation of the Independent Payment Advisory Board which has authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law even if Congress does not act on the recommendations; and

•
establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Some details regarding the implementation of the Affordable Care Act are yet to be determined, and, at this time, the full effect that the Affordable Care Act would have on our business remains unclear. These measures could result in decreased net revenues from our pharmaceutical products and decrease potential returns from our development efforts.
In addition, other legislative changes have been proposed and adopted since enactment of the Affordable Care Act. For example, on August 2, 2011, the President of the United States signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. As a result of the failure of the Joint Select Committee to propose, and of Congress to enact, deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021, the Budget Control Act provides for automatic cuts to be made to most federal government programs, which, with respect to Medicare, would include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013. In addition, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare inpatient payment amounts to hospitals and increased the statute of limitations for recovering overpayments from three years to five years. The full impact on our business of these new laws is uncertain. Nor is it clear whether other legislative changes will be adopted or how such changes would affect the demand for our products.
In addition, there have been a number of other legislative and regulatory proposals aimed at changing the pharmaceutical industry. In particular, California has enacted legislation that requires development of an electronic pedigree to track and trace each prescription drug at the saleable unit level through the distribution system. California’s electronic pedigree requirement is scheduled to take effect on a staggered basis from January 1, 2015 through July 1, 2017. Compliance with California and future federal or state electronic pedigree requirements may increase our operational expenses and impose significant administrative burdens. As a result of these and other new proposals, we may determine to change our current manner of operation, provide additional benefits or change our contract arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.
In addition, the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012 makes several significant changes to the FDCA, and the FDA’s processes for reviewing marketing applications that could have a significant impact on the pharmaceutical industry, including, among other things, the following:

•	reauthorizes the PDUFA, increases the amount of associated user fees and, for certain types of applications, increases the expected time frame for FDA review of the application;

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
In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug safety issues. These events have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the establishment of risk management programs that may, for example, restrict distribution of drug products after approval. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. The FDAAA also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA requires us to provide additional clinical or preclinical data for EXPAREL, the indications for which this product candidate was approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize EXPAREL may be otherwise adversely impacted.
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
Because EXPAREL has been approved by the FDA, one or more third parties may challenge the patents covering this product, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third party files an Abbreviated New Drug Application, or ANDA, for a generic drug product containing bupivacaine and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (i) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for EXPAREL; (ii) the patents listed in the Orange Book have expired; (iii) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for EXPAREL, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.
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
Patent applications in the United States are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on EXPAREL, our DepoFoam drug delivery technology or any product candidates that we may develop, license or acquire. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all United States and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.
In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates. Even if patents are issued, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. Furthermore, while we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. We also cannot assure you that the patents issuing as a result of our foreign patent applications will have the same scope of coverage as our United States patents.
Some of our older patents have already expired. In the case of DepoCyt(e), key patents providing protection in Europe have expired. In the case of EXPAREL, our European and U.S. patent applications have been granted and provide protection through November 2018 and September 2018, respectively. In the United States, we have a patent application that is pending, and, if granted, would provide protection for EXPAREL in the United States through November 2018. An existing formulation patent for EXPAREL expired in November 2013. An existing formulation patent for EXPAREL expired in the U.S. in 2013 and its equivalents in Canada, Germany, France, Spain, Italy and the United Kingdom expired in 2014. Once our patents covering EXPAREL have expired, we will be more reliant on trade secrets to protect against generic competition.
We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets through confidentiality and non-disclosure agreements, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Policing unauthorized use of our trade secrets or enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, trade secret laws in other countries may not be as protective as they are in the United States. Thus, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
In order to protect the goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the “Pacira”, “EXPAREL”, “DepoCyt” and “DepoCyte” marks with the United States Patent and

Trademark Office. A third party may assert a claim that one of our marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or objections by the FDA could force us to select a new name for one of our product candidates, which could cause us to incur additional expense or delay the commercialization of such product.
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
There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries in general. If a third party claims that we infringe on their products or technology, we could face a number of issues, including:

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
Risks Related to Our Financial Condition and Capital Requirements
We have incurred significant losses since our inception and may incur additional losses in the future.
We are a specialty pharmaceutical company with a limited operating history. We have focused primarily on developing and commercializing EXPAREL. We have incurred losses in each year since our inception in December 2006, including net losses of $13.7 million, $63.9 million and $52.3 million, for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had an accumulated deficit of $310.1 million. These losses, among other things, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL. As a result, we have not been profitable. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all.
We may never become profitable.
Our ability to become profitable depends upon our ability to generate revenue from EXPAREL. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	manufacture commercial quantities of EXPAREL at acceptable cost levels; and

•	continue to develop a commercial organization and the supporting infrastructure required to successfully market and sell EXPAREL.
We anticipate incurring significant additional costs associated with the commercialization of EXPAREL. We also do not know when we will achieve profitability, if ever. If we are unable to generate revenues, we will not become profitable and may be unable to continue operations without continued funding.
Our short operating history makes it difficult to evaluate our business and prospects.
We were incorporated in December 2006 and have been conducting operations with respect to EXPAREL since March 2007. Our operations to date include organizing and staffing our company, conducting product development activities, including clinical trials and manufacturing development activities for EXPAREL and manufacturing and related activities for DepoCyt(e). Further, we worked to establish our commercial infrastructure for EXPAREL, which we launched in the second quarter of 2012. Consequently, any predictions about our future performance may not be as accurate as they could be if we had a history of successfully developing and commercializing pharmaceutical products.
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
Developing and commercializing products for use in the hospital setting, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We may need to raise additional capital to:

•	continue to fund our operations;

•	continue our efforts to hire additional personnel and build a commercial infrastructure to commercialize EXPAREL;

•	qualify, outsource or build additional commercial-scale manufacturing of our products under cGMP; and

•	in-license and develop additional product candidates.
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
Until we can generate a sufficient amount of product revenue, if ever, we expect to finance or supplement future cash needs through public or private equity offerings, debt financings, product supply revenue and royalties, corporate collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or our commercialization efforts.
Our quarterly operating results may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:

•	the level of underlying hospital demand for EXPAREL and end-user buying patterns;

•
maintaining our existing manufacturing facilities and expanding our manufacturing capacity and constructing facilities for the manufacture of EXPAREL with our co-production partner, Patheon, including installing specialized processing equipment for the manufacturing of EXPAREL;

•	our execution of other collaborative, licensing, distribution, manufacturing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our future development programs;

•	any product liability or intellectual property infringement lawsuit in which we may become involved; and

•	regulatory developments affecting EXPAREL or the product candidates of our competitors;
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
To achieve compliance with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have dedicated internal resources, hired additional employees for our finance function, and engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) continue steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investors could lose confidence in our financial information and our stock price could decline.
The use of our net operating loss carryforwards and research tax credits will be limited.
We have significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. Our net operating loss carryforwards and research and development tax credits may expire and not be used. Our net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2015 for state purposes if we have not used them prior to that time, and our federal tax credits will begin expiring in 2028 unless previously used. Our state tax credits carry forward indefinitely. Additionally, our ability to use any net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 because we experienced cumulative changes in ownership of more than 50% within a three-year period. Such ownership changes were triggered by the cumulative ownership changes arising as a result of the initial acquisition of the Company’s stock in 2007 and the completion of our initial public offering and our other financing transactions. Because of the ownership changes, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that we can utilize annually in the future to offset taxable income or tax, respectively. Such an annual limitation will significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.
Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturns.
Our results of operations could be materially negatively affected by general economic conditions, both in the United States and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, low business and consumer confidence and increased unemployment have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.
Risks Related Our Indebtedness and our Common Stock
Our common stock price may be subject to significant fluctuations and volatility.
Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 20, 2015, the trading prices of our stock have ranged from $6.16 to $119.08 per share.
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
Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes issued in our private offering completed on January 23, 2013, or Notes, as described below, or to make cash payments in connection with any conversion of the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
As of December 31, 2014, our total consolidated gross indebtedness was $120.0 million, all of which was unsecured indebtedness, and our subsidiaries had no indebtedness (in each case, excluding trade payables, intercompany liabilities and income tax-related liabilities).
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
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments for each $1,000 in principal amount of Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. Any credit facility or other agreement that we may enter into may limit our ability to make cash payments at the time of a fundamental change or upon conversion of the Notes. Further, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. In February 2015, we received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which must be paid in cash pursuant to the terms of the Indenture. We elected to settle the conversion premium in shares of our common stock, calculated using a 40 trading-day observation period ending April 8, 2015. There is no assurance that we will not receive more conversion requests.
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
In the future, we may sell additional shares of our common stock to raise capital. Except under limited circumstances, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including upon exercise of our outstanding options or otherwise, will dilute the ownership interest of our common stockholders. In addition, our greater than 5% stockholders may sell a substantial number of their shares in the public market, which could also affect the market price for our common stock. We cannot predict the size of future sales or issuances of our common stock or the effect, if any, that they may have on the market price for our common stock. The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2014, the average per day trading volume of our common stock was 539,866 shares. The issuance and/or sale of substantial amounts of common stock, or the perception that such issuances and/or sales may occur, could adversely affect the market price of our common stock and the trading price of the Notes and impair our ability to raise capital through the sale of additional equity or debts securities.
The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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
Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our research and development and manufacturing facilities are located in San Diego, California, where we occupy two facilities totaling approximately 106,000 square feet under leases expiring in August 2020. In November 2014, we signed a lease for an additional 45,465 square feet at our San Diego location expiring in October 2020. We use these facilities for research and development, manufacturing and general and administrative purposes. We also occupy a warehouse in San Diego primarily used for the storage of inventory under a lease expiring in August 2020. In addition, we maintain our executive offices and our commercial and business development facility in Parsippany, New Jersey, where we occupy approximately 27,000 square feet under a lease expiring in July 2017.
We believe that our manufacturing facilities will be sufficient for our needs with Suites A and C and the yet to be completed Patheon facility as discussed in Item 1-Business above. We also may add new facilities or expand existing facilities as we add employees, expand our geographic markets and if demand for EXPAREL increases and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and three of our current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of April 9, 2012 to September 24, 2014. We intend to vigorously defend all claims asserted, including by filing a motion to dismiss.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has been listed under the symbol “PCRX” on The NASDAQ Global Select Market since January 2, 2013. Prior to that, our common stock was listed on The NASDAQ Global Market from our initial public offering on February 3, 2011 until January 1, 2013. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ:

Year Ended 2014	High	Low
Fourth Quarter	$112.00	$84.93
Third Quarter	109.94	81.51
Second Quarter	93.13	60.30
First Quarter	83.41	54.23

Year Ended 2013	High	Low
Fourth Quarter	$58.22	$45.68
Third Quarter	49.45	28.79
Second Quarter	32.36	24.70
First Quarter	30.94	17.15
On February 20, 2015, the closing price of our common stock as reported on The NASDAQ Global Select Market was $117.33 per share and we had approximately 14 holders of record of our common stock.
Performance Graph
The following graph shows the value of an investment of $100 on February 3, 2011, the date of our initial public offering, or IPO, in each of Pacira common stock (PCRX), the NASDAQ Composite index (^IXIC) and the NASDAQ Biotechnology index (^NBI). The indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. All results assume the reinvestment of dividends, if any, and are calculated as of December 31 of each year. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Returns Since Our IPO

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
Feb 3, 2011
December 2011
December 2012
December 2013
December 2014
Pacira Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

	Cumulative Total Return
	February 3,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2012	2013	2014
Pacira Pharmaceuticals, Inc. (PCRX)	$100.00	$123.22	$248.86	$818.95	$1,262.96
NASDAQ Composite (^IXIC)	100.00	94.60	109.65	151.66	171.98
NASDAQ Biotechnology (^NBI)	100.00	111.01	146.42	242.49	325.17
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and as such we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, provisions of applicable law and other factors the board deems relevant.
Item 6.    Selected Financial Data
The following table provides selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. The following consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data	(In thousands, except per share data)
Revenues:
Net product sales	$193,526	$81,956	$18,191	$6,895	$7,640
Collaborative licensing and development revenue	1,287	972	18,390	5,074	3,217
Royalty revenue	2,855	2,623	2,503	3,720	3,705
Total revenues	197,668	85,551	39,084	15,689	14,562
Operating expenses:
Cost of revenues	77,440	54,772	32,139	16,739	12,276
Research and development	18,731	21,560	9,937	14,873	18,628
Selling, general and administrative	106,662	62,508	46,306	20,159	6,367
Impairment of long-lived assets	—	—	—	3,019	—
Total operating expenses	202,833	138,840	88,382	54,790	37,271
Loss from operations	(5,165)	(53,289)	(49,298)	(39,101)	(22,709)
Other (expense) income:
Interest income	382	259	275	255	146
Interest expense	(8,278)	(7,253)	(1,807)	(4,780)	(3,959)
Loss on early extinguishment of debt	—	(3,398)	(1,062)	—	(184)
Royalty interest obligation	(323)	(623)	(278)	227	(930)
Other, net	(159)	(47)	(111)	71	487
Total other expense, net	(8,378)	(11,062)	(2,983)	(4,227)	(4,440)
Loss before income taxes	(13,543)	(64,351)	(52,281)	(43,328)	(27,149)
Income tax (expense) benefit	(173)	442	—	—	—
Net loss	$(13,716)	$(63,909)	$(52,281)	$(43,328)	$(27,149)

Net loss per share:
Basic and diluted net loss per common share	$(0.39)	$(1.93)	$(1.72)	$(2.64)	$(47.29)
Weighted average common shares outstanding:
Basic and diluted	35,299	33,182	30,332	16,437	574

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data	(In thousands)
Cash and cash equivalents, restricted cash, short-term and long-term investments	$182,598	$73,785	$42,573	$77,452	$27,447
Working capital (deficit)	74,247	(15,192)	46,766	50,738	14,733
Total assets	326,072	169,820	112,054	113,490	66,562
Long-term liabilities	14,917	6,628	32,043	33,310	98,623
Accumulated deficit	(310,145)	(296,429)	(232,520)	(180,239)	(136,911)
Total stockholders’ equity (deficit)	171,145	41,249	65,855	48,269	(48,383)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.
Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of December 31, 2014, our commercial stage products are EXPAREL and DepoCyt(e):

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

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses as we commercialize EXPAREL; pursue the use of EXPAREL in additional indications, such as for nerve block, oral surgery, chronic pain and pediatrics; advance the development of product candidates, such as DepoMeloxicam and DepoTranexamic Acid; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch and expand and enhance our manufacturing capacity for EXPAREL.
2014 Highlights and Developments

•
Total revenues increased $112.1 million, or 131%, in the year ended December 31, 2014, as compared to 2013, primarily driven by EXPAREL product sales of $188.5 million, net of allowances for sales returns, prompt payment discounts, volume rebates and distribution service fees payable to wholesalers.

•	In September 2014, we made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of EXPAREL net sales collected.

•
In May 2014, we announced the submission of an sNDA for a nerve block indication based on data from a Phase 3 study demonstrating the efficacy and safety of EXPAREL in femoral nerve block for total knee arthroplasty, as well as data from a Phase 3 study in intercostal nerve block for thoracotomy. The FDA has accepted our sNDA for review and has set a Prescription Drug User Fee Act, or PDUFA, action date of March 5, 2015.

•
In April 2014, we and Patheon entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement to collaborate in the manufacture and packaging of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. We expect the first suite to begin commercial production in the second half of 2016 and the second suite to become operational in the 2018 or 2019 timeframe. We expect that the expansion of our manufacturing capacity with Patheon, coupled with our manufacturing facility at our Science Center Campus, will enable us to meet the future demand for EXPAREL.

•
In April 2014, we completed a follow-on underwritten public offering, selling 1,840,000 shares of common stock, which included the underwriters’ exercise of the over-allotment option, at an offering price of $64.00 per share. We received net proceeds after underwriting fees and related expenses of $110.5 million.

•
In April 2014, we and Mundipharma amended our agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033 and (ii) expand the territory where Mundipharma can market and distribute DepoCyte to all countries other than the United States of America, Canada and Japan. In connection with the agreements, we received a non-refundable upfront payment of $8.0 million from Mundipharma. The revenue has been deferred and will be recognized over the contractual term.

•
In March 2014, the FDA approved an additional bulk manufacturing suite, or Suite C, for EXPAREL at our Science Center Campus in San Diego, California, which has more than doubled our manufacturing capacity.

EXPAREL
We are pursuing several additional indications for EXPAREL. In May 2014, we submitted an sNDA for nerve block administration and expect PDUFA action on March 5, 2015. We believe that this additional indication for EXPAREL presents a method of pain control that has the potential to reduce the need for opioids and replace the costly and cumbersome perineural catheter, drug reservoir and pump with a single injection to continuously deliver bupivacaine, and will allow us to fully leverage our manufacturing and commercial infrastructure. In addition to the nerve block indication, we are also pursuing an expansion into oral surgery and chronic pain indications for EXPAREL. We plan on initiating a Phase 3 study in 2015 and expect to file an sNDA for oral surgery procedures in 2016. For chronic pain, we intend to initiate a Phase 2 trial in 2015 with patients suffering from chronic lower back pain caused by facet joint dysfunction with EXPAREL as a single dose administration to define the duration of efficacy and determine the optimal dose, which will better inform the Phase 3 study design planned for 2016. We also plan on commencing pediatric trials, which have been required by the FDA.

Our development pipeline projects include line extensions and the generation of additional clinical data for EXPAREL.

We are also focused on the lifecycle management of EXPAREL, including seeking to enhance our intellectual property rights. Our current patents for EXPAREL expire in the U.S. in November 2018. We currently have a pending non-provisional patent application that claims a continuous spray manufacturing process for DepoFoam-based products, including a process for making EXPAREL. We believe the spray process offers many advantages to the current process, including larger scale production and lower manufacturing costs. If this patent application is granted, it could prevent others from using this process until 2031. We can make no assurances that such a patent will be granted.
We have focused significant resources on building our commercial team for the launch and commercial sale of EXPAREL. In 2013, we contracted with CrossLink to promote and sell EXPAREL to orthopedic surgeons. We continue to run prospective outcome studies designed for commercial purposes, which do not have any regulatory endpoints. We expect to continue to implement a variety of programs to educate customers about EXPAREL. Our commercial team, consisting of both sales representatives and scientific and medical affairs professionals, executes on a full range of activities for EXPAREL, including providing publications and abstracts showing the EXPAREL clinical program efficacy and safety, health outcomes programs and review articles on pain management. We also provide access and resources for drug utilization or medication use evaluations and Health Outcomes Studies, which provide retrospective and prospective analyses for our hospital customers using their own hospital data to demonstrate the true cost of opioid-based postsurgical pain control.
In September 2014, we received a warning letter from the FDA’s Office of Prescription Drug Promotion, or OPDP, pertaining to certain promotional aspects of EXPAREL, and in February 2015, agreement was reached with the OPDP on the content and mechanisms for distribution of corrective action, which will consist of a Dear Healthcare Provider Letter and a corrective journal advertisement. We are actively working to ensure that our sales force and other promotional channels communicate these points to customers thoroughly and accurately: EXPAREL is broadly indicated for administration into the surgical site to produce postsurgical analgesia. FDA approval of EXPAREL was based on pivotal trials conducted in excisional hemorrhoidectomy and bunionectomy surgical models, and thus, the basis for assessment of safety and efficacy was limited to those two procedures. Regarding duration of efficacy, in both pivotal trials, EXPAREL demonstrated a significant reduction in pain intensity scores compared to placebo for up to 24 hours. In the hemorrhoidectomy trial, which had a primary endpoint of cumulative pain scores over the first 72 hours, there was minimal to no difference in pain intensity scores between EXPAREL and placebo from 24 to 72 hours; however, there was a cumulative decrease in opioid consumption through 72 hours. The clinical benefit of that reduction was not demonstrated.

Product Pipeline
DepoFoam is used to extend the release of the active drug substances. With this technology, we are currently developing two new DepoFoam-based product candidates, DepoMeloxicam, or DepoMLX, a DepoFoam-based NSAID, and DepoTranexamic Acid, or DepoTXA, a DepoFoam-based antifibrinolytic. Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate.

DepoMLX, is a long-acting non-steroidal anti-inflammatory drug, or NSAID, designed to treat moderate to severe acute postsurgical pain as part of a non-opioid multimodal regimen. A product designed for single dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose dependent gastrointestinal side effects. Meloxicam, which is currently available as an oral formulation, is one of the most potent NSAIDs on the market today. We expect our customer audience for this drug to be similar to the target audience for EXPAREL infiltration. DepoMLX is currently in pre-clinical phase, and we expect to commence a Phase 3 study in 2017.
Tranexamic Acid, or TXA, is currently used off-label as a systemic injection or as a topical application, and is used to treat or prevent excessive blood loss during surgery by promoting hemostasis. The current formulation of tranexamic acid, however, has a short-lived effect consisting of only a few hours, while the risk of bleeding continues for two to three days after surgery. We believe DepoTXA, a long acting local antifibrinolytic agent combining immediate and extended release TXA, could address the unmet, increasing need for rapid ambulation and discharge in the ambulatory surgery environment for joint surgery (primarily orthopedic surgery, including spine and trauma procedures and cardiothoracic surgery). Designed for single dose local administration into the surgical site, DepoTXA could provide enhanced hemostabilization and improved safety and tolerability for patients over the systemic use of TXA by reducing bleeding, the need for blood transfusions, swelling, soft-tissue hematomas and the need for postoperative drains, thereby increasing not only vigor in patients, but also by decreasing overall costs to the hospital system. DepoTXA is currently in the preclinical phase, and we expect to commence a Phase 3 study in 2017.
Results of Operations
Comparison of Years Ended December 31, 2014, 2013 and 2012
Revenues
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2014 versus 2013	2013 versus 2012
	2014	2013	2012	% Increase / (Decrease)
Net product sales:
EXPAREL	$188,528	$76,218	$14,591	147%	422%
DepoCyt(e)	4,998	5,738	3,537	(13)%	62%
DepoDur	—	—	63	N/A	(100)%
Total net product sales	193,526	81,956	18,191	136%	351%
Collaborative licensing and development revenue	1,287	972	18,390	32%	(95)%
Royalty revenue	2,855	2,623	2,503	9%	5%
Total revenues	$197,668	$85,551	$39,084	131%	119%
EXPAREL revenue grew 147% in 2014, of which 135% was attributable to an increase in sales volume. The strong demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption in soft tissue procedures as well as rapid adoption in orthopedic procedures. In addition, as a result of both major hospital system formulary wins and the reduction of formulary restrictions, physician access has improved. The remaining increase in EXPAREL revenue was due to a 5% price increase in May 2014 coupled with changes in sales-related allowances and accruals, including volume rebates and chargebacks and returns allowances. DepoCyt(e) product sales decreased 13% in 2014 primarily due to a lower number of DepoCyt(e) lots sold to our commercial partners.
In 2014, the increase in collaborative licensing and development revenue of 32% was primarily driven by the receipt of an $8.0 million upfront payment in May 2014 from Mundipharma, which is being recognized on a straight-line basis over the contractual term.
EXPAREL revenue grew 422% in 2013 resulting from both a full year of EXPAREL sales and continued penetration into the soft tissue and orthopedic markets. In addition, we experienced improved physician access due to the completion of drug utilization evaluations, which reduced restrictions on access to EXPAREL. The entire growth in this period was attributable to increases in sales volume. DepoCyt(e) product sales increased 62% in 2013 driven by the lifting of a selective recall recommended by the European Medicines Agency in countries where DepoCyt(e) was not considered to be an “essential medicinal product,” resulting in decreased sales in 2012.

In 2013, the decrease in collaborative licensing and development revenue of 95% was primarily driven by the recognition of $17.4 million in deferred revenue in connection with the termination of certain licensing agreements in 2012.
Royalty revenue reflects royalties earned on collections of end user sales of DepoCyt(e) by our commercial partners.
Cost of Revenues
The following table provides information regarding cost of revenues during the periods indicated, including our gross margin percentage (dollar amounts in thousands):

	Year Ended December 31,			2014 versus 2013	2013 versus 2012
	2014	2013	2012	% Increase / (Decrease)
Cost of goods sold	$77,440	$54,772	$31,744	41%	73%
Cost of collaborative licensing and development	—	—	395	N/A	(100)%
Total cost of revenues	$77,440	$54,772	$32,139	41%	70%
Gross margin *	61%	35%	(53)%
* The gross margin calculation excludes collaborative licensing and development revenue and expenses.
The increase in cost of goods sold in 2014 was due to the increase in net product sales discussed above. The improvement in gross margin to 61% in 2014 was driven by increased utilization of our facilities to manufacture EXPAREL. During 2014, we added two new manufacturing lines in Suite C to offset the high fixed cost infrastructure at our EXPAREL manufacturing facility.
In 2013, cost of goods sold increased as net product sales increased. The improvement in gross margin to 35% in 2013 was driven by increased utilization of our facility to manufacture EXPAREL 24/7 to meet demand; a decrease in consulting costs and the resumption of DepoCyt(e) production after a selective recall was lifted. The improvement was partially offset by the impact of producing Suite C batches in preparation for FDA approval submission, which could not be sold for commercial use and resulted in $3.7 million of expense in 2013. There was no cost of collaborative licensing and development revenue in 2013 due to the termination of services performed under a licensing agreement with Novo Nordisk AS in 2012.
Research and Development Expenses
Research and development expenses consist primarily of costs related to clinical studies and related outside service, stock-based compensation expenses and other research and development costs. Clinical study expenses include costs for clinical personnel, clinical studies performed by third-party contract research organizations, materials and supplies, database management and other third party fees. Other research and development expenses include personnel and other costs for both new process development and new product candidates, toxicology studies, medical information services and overhead allocations. Stock-based compensation expenses largely relate to the costs of option grants to employees and non-employees.
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2014 versus 2013	2013 versus 2012
	2014	2013	2012	% Increase / (Decrease)
Clinical development	$5,518	$11,202	$5,019	(51)%	123%
Stock-based compensation	6,490	4,345	1,155	49%	276%
Other	6,723	6,013	3,763	12%	60%
Total research and development expense	$18,731	$21,560	$9,937	(13)%	117%
% of total revenue	9%	25%	25%
Research and development expenses decreased 13% in 2014 primarily due to decreases in clinical development expenses related to the conclusion of our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy. This decrease was partially offset by an increase in stock-based compensation expense, primarily due to the requirement to revalue non-employee options periodically until they vest. Over this timeframe the fair value of our stock options increased significantly, largely as a result of a corresponding increase in our stock price. The increase in other research and development expense reflects increased headcount for our medical information support function.

Research and development expenses increased 117% in 2013 primarily due to increases in clinical development expenses relating to our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy. Stock-based compensation expense significantly increased in this timeframe as a result of revaluing non-employee options as discussed above. Other research and development expense increased due to the development of the EXPAREL DepoFoam Spray manufacturing process and increased toxicity studies.
From the acquisition date through December 31, 2014, we have incurred research and development expenses of $163.9 million, which have been primarily for EXPAREL.
Selling, General and Administrative Expenses
The following table provides information regarding selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2014 versus 2013	2013 versus 2012
	2014	2013	2012	% Increase / (Decrease)
Sales and marketing	$65,010	$39,298	$29,292	65%	34%
General and administrative	26,902	17,568	13,956	53%	26%
Stock-based compensation	14,750	5,642	3,058	161%	84%
Total selling, general and administrative expenses	$106,662	$62,508	$46,306	71%	35%
% of total revenue	54%	73%	118%
Selling, general and administrative expenses increased 71% in 2014.
Sales and marketing expenses increased by 65% in 2014 primarily due to a $16.0 million increase in spending for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, commission based payments to CrossLink, other selling initiatives and promotional activities to support the growth of EXPAREL. We also had an $8.7 million increase in salaries and benefits driven by an increase in the number of our field-based medical and scientific affairs personnel to better support and educate our customers.
General and administrative expenses increased 53% in 2014 largely due to increases in salaries and benefits of $3.6 million associated with our increased headcount, as well as increased infrastructure costs and outside services in areas such as regulatory affairs and pharmacovigilance, tax services and information technology to support the commercial and manufacturing growth of EXPAREL.
Stock-based compensation increased 161% in 2014 largely due to increases in headcount and significantly higher grant date fair values of our options as a result of a corresponding increase in our stock price.
Selling, general and administrative expenses increased by 35% in 2013.
Sales and marketing expenses increased by 34% in 2013 due to an $8.0 million increase in spending for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, commission based payments to CrossLink, our Phase 4 trial for infiltration into the transverse abdominis plane, along with other selling initiatives and promotional activities to support the growth of EXPAREL and a $2.0 million increase in salaries and benefits driven by an increase in the number of our field-based medical and scientific affairs personnel.
General and administrative expenses increased by 26% in 2013 primarily due to increases in salaries and benefits associated with our increased headcount, as well as infrastructure costs and outside services in areas such as information technology, human resources and finance to support the commercial and manufacturing growth of EXPAREL.
Stock-based compensation increased 84% in 2013 largely due to increases in headcount and significantly higher grant date fair values of our options as a result of a corresponding increase in our stock price.

Other Income (Expense)
The following table provides information regarding other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2014 versus 2013	2013 versus 2012
	2014	2013	2012	% Increase / (Decrease)
Interest income	$382	$259	$275	47%	(6)%
Interest expense	(8,278)	(7,253)	(1,807)	14%	301%
Loss on early extinguishment of debt	—	(3,398)	(1,062)	(100)%	220%
Royalty interest obligation	(323)	(623)	(278)	(48)%	124%
Other, net	(159)	(47)	(111)	238%	(58)%
Total other expense, net	$(8,378)	$(11,062)	$(2,983)	(24)%	271%
% of total revenue	(4)%	(13)%	(8)%
Total other expense, net decreased by 24% in 2014 primarily due to the loss on the extinguishment of the Oxford Credit Facility in January 2013, partially offset by the increase in interest expense. The increase in interest expense was due to an $0.8 million decrease in capitalized interest on Suite C which was placed into service in 2014 and a $0.2 million increase in interest expense arising from a full year’s amortization of the discount on our convertible notes.
Total other expense, net increased 271% in 2013 primarily due to an increase in interest expense. The increase in interest expense is due to a $3.5 million increase in amortization of the debt discount on the Notes; a $1.0 million increase on higher debt balances and a $0.9 million decrease in capitalized interest due to a lower effective interest rate.

In 2013, we incurred a $3.4 million loss on the extinguishment of the Oxford Credit Facility, and in 2012, we incurred a $1.1 million loss on extinguishment of the Hercules Credit Facility.
Income Tax Expense (Benefit)
The following table provides information regarding our income tax (expense) benefit during the periods indicated, including percent changes (in thousands):

	Year Ended December 31,			2014 versus 2013	2013 versus 2012
	2014	2013	2012	% Increase / (Decrease)
Income tax expense (benefit)	$173	$(442)	$—	N/A	N/A
Effective tax rate	(1)%	1%	—%
To date there has been no provision for federal income taxes since we have incurred net operating losses since inception. In 2014, the income tax expense consisted of minimum and apportionment based state taxes. In 2013, the income tax benefit reflected the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We have incurred losses since inception and are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock, common stock, secured and unsecured notes, borrowings under debt facilities, product sales and collaborative licensing and development revenue. In April 2014, we sold 1,840,000 shares of common stock in a follow-on underwritten public offering for proceeds of $110.5 million, net of underwriters’ fees and related expenses. As of December 31, 2014, we had an accumulated deficit of $310.1 million, cash and cash equivalents, restricted cash, short-term investments and long-term investments of $182.6 million and working capital of $74.2 million.
Our $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes, are classified as a current liability as discussed in Note 8, Debt, to our consolidated financial statements included herein. The holders of the Notes have the ability to elect to convert the Notes at any time during the quarter ended March 31, 2015. In the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that all of the Notes are converted, we would be required to repay the $120.0 million in principal value and approximately $309 million of cash or issue approximately 3.5 million shares of our common stock (or a combination of cash and shares of our common stock) to settle the conversion premium as of December 31, 2014, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.
In February 2015, we received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which must be paid in cash pursuant to the terms of the Indenture. We elected to settle the conversion premium in shares of our common stock, calculated using a 40 trading-day observation period ending April 8, 2015.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
Consolidated Statement of Cash Flows Data:	2014	2013	2012
Net cash provided by (used in):
Operating activities	$25,469	$(43,216)	$(70,130)
Investing activities	(119,339)	(43,560)	(29,522)
Financing activities	118,875	89,165	63,610
Net increase (decrease) in cash and cash equivalents	$25,005	$2,389	$(36,042)
Operating Activities
In 2014, net cash provided by operating activities increased by $68.7 million. This increase was primarily driven by higher EXPAREL product sales and improved gross margins, which were partially offset by expenditures for additional field-based personnel and related educational, selling and promotional initiatives, as well as additional administrative support. We also received an $8.0 million upfront payment from Mundipharma in connection with the extension of the term of existing supply and distribution agreements and the expansion of the territory where Mundipharma can market and distribute DepoCyte.
In 2013, net cash used in operating activities decreased by $26.9 million, primarily driven by higher EXPAREL product sales and improved gross margins. This improvement was partially offset by increased operating expenses incurred for commercial manufacturing and the Phase 2/3 EXPAREL nerve block trials, increases in the number of our field-based personnel and various promotional and educational programs to support EXPAREL.
Investing Activities
In 2014, net cash used in investing activities was $119.3 million. This was due to a net investment of $84.0 million in short and long-term investments, mainly purchased using the net proceeds from our April 2014 follow-on underwritten public offering. We spent $21.9 million in purchases of fixed assets, which included major investments for an EXPAREL manufacturing fill line and our capacity expansion project with Patheon. We also paid $13.4 million in contingent consideration payments to Skyepharma, which included an $8.0 million milestone payment in September 2014 and $5.4 million in percentage payments on collections of net sales of EXPAREL.
In 2013, net cash used in investing activities was $43.6 million. This was due to a net investment of $28.7 million in short-term investments, $12.8 million in investments in fixed assets related to the expansion of our Suite C manufacturing facilities in San Diego, California and $2.0 million in percentage payments on collections of net sales of EXPAREL.
In 2012, net cash used in investing activities was $29.5 million. This was primarily due to an $18.3 million investment in fixed assets and $10.3 million in contingent consideration payments to Skyepharma, which included an $8.0 million milestone payment in April 2012 and $2.3 million in percentage payments on collections of net sales of EXPAREL. We also increased short-term investments by $0.9 million.
Financing Activities
In 2014, our net cash provided by financing activities was $118.9 million which was largely attributable to our April 2014 follow-on underwritten public offering with net proceeds of $110.5 million after deducting underwriters’ fees and expenses. We also received $7.2 million and $1.2 million of proceeds from the exercise of stock options/warrants and our employee stock purchase plan, respectively.

In 2013, our net cash provided by financing activities of $89.2 million was primarily attributable to our private offering of the Notes, which, after deducting financing costs, provided net proceeds of $115.3 million. We used $30.0 million of the net proceeds from the offering of the Notes to repay in full the $27.5 million outstanding balance on the Oxford Credit Facility, as well as a $1.7 million end of term fee and an $0.8 million early prepayment penalty. We also received $3.9 million from the exercise of stock options and warrants.
In 2012, our net cash provided by financing activities of $63.6 million was primarily due to raising $62.9 million in net proceeds through a follow-on public offering. Additionally, we borrowed net proceeds of $27.0 million from Oxford Finance, LLC and used the funds to repay the principal on the Hercules Credit Facility of $26.3 million, an early prepayment penalty of $0.3 million and the end of term fee of $0.6 million. We also received $0.9 million from the exercise of stock options and warrants.
Equity Financings
From inception through December 31, 2014, we have raised approximately $346 million of net proceeds from the sale of common stock and other equity securities.
Common Stock
In April 2014, we sold 1,840,000 shares at a price of $64.00 per share in a registered public offering of common stock. We raised $110.5 million in net proceeds after deducting underwriting discounts and offering expenses.
In April 2012, we sold 6,900,000 shares at a price of $9.75 per share in a registered public offering of common stock. We raised $62.9 million in net proceeds after deducting underwriting discounts and offering expenses.
Debt Facilities
January 2013 Convertible Notes
On January 23, 2013, we completed our private offering of the Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of December 31, 2014, the outstanding principal on the Notes was $120.0 million.
On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. Additionally, during any calendar quarter, the holders have the right to convert if our stock price closes at or above 130% of the conversion price then applicable (the “Consecutive Sales Price”) during a period of at least 20 out of the last 30 consecutive trading days of any given quarter. During the three months ended December 31, 2014, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible until March 31, 2015. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. See Note 8, Debt, and Note 19, Subsequent Events, to our consolidated financial statements included herein for further discussion of the Notes and a conversion election received in February 2015.
Royalty Interests Assignment Agreement
On March 23, 2007, we entered into the Amended and Restated Royalty Interests Assignment Agreement with Paul Capital, pursuant to which we assigned to Paul Capital the right to receive up to approximately 20% of our royalty payments from DepoCyt(e) and the no-longer marketed DepoDur. The agreement expired on December 31, 2014.
Future Capital Requirements
We believe that our existing cash and cash equivalents, restricted cash, short and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of the Notes and to service our indebtedness for at least the next 12 months. The holders of the Notes have the ability to elect to convert them at any time during the quarter ended March 31, 2015. In the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. If all the Notes were converted, we would be required to repay the $120.0 million in principal value and approximately $309 million of cash or issue approximately 3.5 million shares of our common stock (or a combination of cash and shares of our common stock) to settle the conversion premium as of December 31, 2014, causing significant expenditures of our cash and liquid securities and/or dilution to our current shareholders.
Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue our commercialization of EXPAREL;

•
the cost and timing of expanding our manufacturing facilities for EXPAREL and our other product candidates, including costs associated with certain technical transfer activities and the construction of manufacturing suites at Patheon’s Swindon, United Kingdom facility;

•	the extent to which the holders of our Notes elect to convert the Notes;

•	the cost and timing of potential milestone payments to Skyepharma;

•	the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval, and costs of developing our other product candidates; and

•	the extent to which we acquire or invest in products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Senior convertible notes - principal (2) (3)	$120,000	$1,466	$—	$118,534	$—
Senior convertible notes - interest	15,925	3,900	7,800	4,225	—
Lease obligations (4)	48,177	6,133	14,722	15,536	11,786
Purchase obligations (5)	1,142	273	571	298	—
Total	$185,244	$11,772	$23,093	$138,593	$11,786

(1) This table does not include potential future milestone payments to Skyepharma which could be up to an aggregate of $44.0 million if certain milestones pertaining to net sales of EXPAREL are met. This contingency is described further in Note 6, Goodwill and Intangible Assets, of our consolidated financial statements included herein for additional details.
(2) The amounts displayed in the table above represent management’s best estimate of timing with respect to the future convertibility of these instruments. See Note 8, Debt, of our consolidated financial statements included herein for further discussion. Additionally, it excludes any conversion premium on the Notes, which may be settled in cash or stock at the Company’s discretion. If the Notes were converted at December 31, 2014, it would result in an approximate premium of 3.5 million shares or $309 million of cash or a combination thereof.
(3) In February 2015, we received notice of an election for conversion from one of the holders of the Notes in the amount of $1.5 million of principal, which is reflected in the above table as due in less than one year. The conversion premium will be settled in shares of our common stock. See Note 19, Subsequent Events, of our consolidated financial statements included herein for further discussion.
(4) The amounts consist of operating leases for our corporate headquarters in Parsippany, New Jersey and manufacturing, research and warehouse space in San Diego, California.
(5) The amounts consist of minimum non-cancelable contractual commitments for the purchase of certain raw materials.

In April 2014, we and Patheon entered into a Strategic Co-Production Agreement and Technical Transfer and Service Agreement to collaborate in the manufacture and packaging of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, United Kingdom facility for the manufacture and packaging of EXPAREL in two dedicated manufacturing suites. Upon an early termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.0 million.

Critical Accounting Policies and Use of Estimates
We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements that have been prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of these financial statements require us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, clinical trial expenses and stock-based compensation. We base our estimates on historical experience, contract terms and on other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully discussed in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this filing. The following accounting policies, which may include significant judgments and estimates, were used in the preparation of our consolidated financial statements.
Revenue Recognition
Our principal sources of revenue include (i) sales of EXPAREL in the United States, (ii) sales of DepoCyt(e) in the United States and European Union, (iii) royalties based on sales by commercial partners of DepoCyt(e), and (iv) license fees, milestone payments and reimbursement for development work from third parties. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end user. We also recognize revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e) upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with cGMP.
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, wholesaler service fees and volume rebates and chargebacks. The calculation of some of these items requires management to make estimates based on sales data, contracts, inventory data and other related information which may become known in the future. We review the adequacy of our provisions on a quarterly basis.
Returns Allowances
We allow customers to return product that is damaged or received in error. In addition, we allow EXPAREL to be returned beginning six months prior to, and twelve months following, product expiration. As EXPAREL is a newly commercially available product, we estimate our sales returns reserve based on return history from other hospital-based products with similar distribution models and our historical experience, which we believe is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.

Our commercial partners can return Depocyt(e) within contractually specified timeframes if the product does not meet the applicable inspection tests. We estimate our returns reserves based on our experience with historical return rates. Historically, our product returns have not been material.
Prompt Payment Discounts
The prompt payment reserve is based upon discounts offered to wholesalers as an incentive to meet certain payment terms. We accrue discounts to wholesalers based on contractual terms of agreements and historical experience. We account for these discounts at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
Wholesaler Service Fees
Our customers include major and regional wholesalers with whom we have contracted a fee for service based on a percentage of gross product sales. This fee for service is recorded as a reduction to gross product sales and an increase to accrued expenses at the time of sale, and is recorded based on the contracted percentage.

Volume Rebates and Chargebacks
Volume rebates and chargeback reserves are based upon contracted discounts and promotional offers we provide to certain end users such as members of group purchasing organizations. Volume rebates are recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses. Chargeback reserves are recorded at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
The following table provides a summary of activity with respect to our sales related allowances and accruals for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at January 1, 2012	$—	$—	$—	$—	$—
Provision	155	294	206	200	855
Payments/credits	(21)	(214)	(138)	(89)	(462)
Balance at December 31, 2012	134	80	68	111	393
Provision	802	1,559	1,078	590	4,029
Payments/credits	(39)	(1,326)	(880)	(299)	(2,544)
Balance at December 31, 2013	897	313	266	402	1,878
Provision	829	3,833	2,780	881	8,323
Payments/credits	(167)	(3,571)	(2,458)	(962)	(7,158)
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043

Total reductions of gross product sales from sales-related allowances and accruals were $8.3 million, $4.0 million and $0.9 million, or 4.1%, 4.7% and 4.5% of gross product sales, for the years ended December 31, 2014, 2013 and 2012, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in product sales since the commercial launch of EXPAREL in April 2012. The decrease in the percentage of sales-related allowances and accruals from 2013 to 2014 related primarily to a reduction in our estimate of product returns based on historical returns experience and a reduction in volume rebates and chargebacks due to a reduced percentage of sales purchased through group purchasing organizations. As a percentage of gross product sales, the prompt payment discounts and wholesaler service fees remained consistent from 2013 to 2014.

The percentage of sales-related allowances and accruals increased only slightly from 2012 to 2013. The percentage increase was almost entirely due to increases in the prompt payment discounts and wholesaler service fees, as our customer base shifted more towards purchasing through wholesalers rather than directly from us. This increase was partially offset by a small decrease in volume rebates and chargebacks. The percentage of returns and allowances remained consistent from 2012 to 2013.
Royalty Revenue
We recognize revenue from royalties based on our commercial partners’ net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collection is reasonably assured. Our commercial partners are obligated to report their net product sales and the resulting royalty due to us within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, we accrue royalty revenue each quarter and subsequently true-up our royalty revenue when we receive royalty reports from our commercial partners.
Collaborative Licensing and Development Revenue
We recognize revenue from reimbursements received in connection with feasibility studies and development work for third parties who desire to utilize our DepoFoam extended release drug delivery technology for their products when our contractual services are performed, provided collection is reasonably assured. Our principal costs under these agreements include costs for our personnel conducting research and development, our allocated overhead as well as research and development performed by outside contractors or consultants.
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
We recognize revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, we have no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, we recognize milestone payments ratably over the remaining period of our performance obligations under the applicable collaboration agreement.
Cost of Revenues
Our cost of revenues consist of the costs associated with our products sold and include the following:

•
manufacturing overhead and fixed costs associated with running two cGMP manufacturing facilities, including allocated rent, utilities, insurance, depreciation and salaries and related costs of personnel, including stock-based compensation;

•	costs of active pharmaceutical ingredients;

•	royalties due to third parties on our revenues;

•	packaging, testing and freight;

•	amortization of our intangible assets; and

•	costs associated with excess manufacturing capacity.

Research and Development Expenses
We expense all research and development costs as incurred. We rely on third parties to conduct our preclinical and clinical studies and to provide services, including data management, statistical analysis and electronic compilation for our clinical trials. We track and record information regarding third-party research and development expenses for each study or trial that we conduct and recognize these expenses based on the estimated progress towards completion at the end of each reporting period. Factors we consider in preparing these estimates include the number of subjects enrolled in studies, milestones achieved, direct pass-through costs, clinical site fees and other criteria related to the efforts of our vendors. Historically, any adjustments we have made to these assumptions have not been material. Depending on the timing of payments to vendors and estimated services provided, we may record prepaid or accrued expenses related to these costs.
Convertible Debt Transactions
We separately account for the liability and equity components of convertible debt instruments by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This is done in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the initial proceeds from the convertible debt issuance and the fair value of the liability component is recorded as the carrying amount of the equity component. We recognize the amortization of the resulting discount as part of interest expense in our consolidated statement of operations.
Upon settlement of the convertible senior notes, the liability component is measured at fair value. We allocate a portion of the fair value of the total settlement consideration transferred to the extinguishment of the liability component equal to the fair value of that component immediately prior to the settlement. Any difference between the consideration attributed to the liability component and the net carrying amount of the liability component, including any unamortized debt issuance costs, is recognized as a gain or loss in the consolidated statement of operations. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of additional paid-in capital.

Stock-Based Compensation
We account for stock-based compensation by measuring and recognizing compensation expense for all stock-based awards based on their estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period for stock options and the offering period for our employee stock purchase plan, or ESPP. Because the valuation of stock options is inherently subjective, we estimate the fair value of our stock-based awards using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term, and the fair value of the underlying common stock on the date of grant, among other inputs:

•
Expected Volatility—The expected volatility rate used to value stock option grants is based on volatilities of a peer group of similar companies whose share prices are publicly available. Since our initial public offering, we have utilized our available historic volatility data combined with the publicly traded peer group historic volatility to determine our expected volatility over the expected option term. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development. The expected volatility rate used to value employee stock purchase plan options is based solely on our historic volatility data.

•
Expected Term—In 2014, we used an expected term based on a weighted average combination of our historical data from stock option exercises and the simplified method. In prior years, we utilized the “simplified” method for “plain vanilla” options to estimate the expected term of stock option grants. Under that approach, the weighted average expected life was presumed to be the average of the vesting term and the contractual term of the option.

•
Risk-Free Interest Rate—The risk-free interest rate assumption is based on zero coupon United States Department of the Treasury instruments for periods commensurate with the expected term of our stock option grants.

•	Expected Dividend Yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
The following table summarizes our assumptions used in the Black-Scholes model for stock options:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	None	None	None
Risk free interest rate	0.02 - 2.16%	0.33 - 2.83%	0.84 - 1.70%
Expected volatility	57.2%	68.7%	74.0%
Expected term of options	5.86 years	6.22 years	6.76 years
The fair value of the ESPP share options granted in September 2014 were estimated using the Black-Scholes model assuming: no expected dividends, a risk free interest rate of 0.37%, an expected volatility of 28.2% and an expected term of four months.
Income Tax Expense (Benefit)
Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. As of December 31, 2014, we have significant federal and state income tax net operating loss and credit carry forwards, the use of which may be limited by historic and future ownership changes within the meaning of Section 382 of the Internal Revenue Code. Based on the positive and negative evidence available, we believe that it is more likely than not that the benefit from deferred tax assets will not be realized. In recognition of this risk, we have provided a full valuation allowance against our deferred tax assets net of deferred tax liabilities that will generate taxable income during the reversal period.
Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, to the Notes to Consolidated Financial Statements in Item 15 below for further discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements
We had no material off-balance sheet arrangements as of December 31, 2014.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at December 31, 2014 by $0.4 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, which may include commercial paper, government and non-government debt securities, asset-backed securities and/or money market funds that invest in such securities.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of December 31, 2014, we had approximately $0.3 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the United States dollar relative to the Euro would have decreased our revenue by $0.1 million for the quarter ended December 31, 2014.

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
Based on their evaluation as of December 31, 2014, our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chairman and Senior Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pacira Pharmaceuticals, Inc.

We have audited Pacira Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacira Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pacira Pharmaceuticals, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pacira Pharmaceuticals, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014 and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP
Roseland, New Jersey
February 24, 2015

Item 9B.    Other Information
As disclosed previously in this report, effective October 1, 2013, we and CrossLink commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement. On February 20, 2015, and to be effective on March 1, 2015, we entered into a Third Amendment to the Master Distributor Agreement (the “Third Amendment”) with CrossLink to, among other things, amend certain payment terms of the agreement and specify certain sub-distributors that may promote and sell EXPAREL under the agreement. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by the terms of the Third Amendment, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2015.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.
Item 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.
Item 14.    Principal Accounting Fees and Services
Information required by this item will be included in the proxy statement for our 2015 annual stockholders’ meeting and is incorporated by reference into this report.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of Form 10-K.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Stockholders’ Equity
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

PACIRA PHARMACEUTICALS, INC. /s/ DAVID STACK
Date:	February 24, 2015	By:	David Stack President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID STACK	Director, President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 24, 2015
David Stack

/s/ JAMES SCIBETTA	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2015
James Scibetta

/s/ LAUREN RIKER	Executive Director, Finance (Principal Accounting Officer)	February 24, 2015
Lauren Riker

/s/ LAURA BREGE	Director	February 24, 2015
Laura Brege

/s/ YVONNE GREENSTREET	Director	February 24, 2015
Yvonne Greenstreet

/s/ MARK KRONENFELD	Director	February 24, 2015
Mark Kronenfeld

/s/ JOHN LONGENECKER	Director	February 24, 2015
John Longenecker

/s/ GARY PACE	Director	February 24, 2015
Gary Pace

/s/ ANDREAS WICKI	Director	February 24, 2015
Andreas Wicki

/s/ DENNIS WINGER	Director	February 24, 2015
Dennis Winger

/s/ PAUL HASTINGS	Lead Director	February 24, 2015
Paul Hastings

PACIRA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pacira Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Pacira Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2014 and 2013, and their results of operations and cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacira Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2015, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey
February 24, 2015

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$37,520	$12,515
Restricted cash	1,509	1,633
Short-term investments	119,138	59,637
Accounts receivable, net	22,366	14,590
Inventories	29,263	15,557
Prepaid expenses and other current assets	4,461	2,819
Total current assets	214,257	106,751
Long-term investments	24,431	—
Fixed assets, net	60,632	48,182
Goodwill	23,761	10,328
Intangibles, net	403	1,157
Other assets	2,588	3,402
Total assets	$326,072	$169,820
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,758	$3,069
Accrued expenses	28,450	17,885
Convertible senior notes	103,100	98,961
Current portion of royalty interest obligation	276	1,020
Current portion of deferred revenue	1,426	1,008
Total current liabilities	140,010	121,943
Royalty interest obligation	—	226
Deferred revenue	9,508	3,212
Other liabilities	5,409	3,190
Total liabilities	154,927	128,571
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, par value $0.001 and 250,000,000 shares authorized; 36,150,620 shares issued and outstanding at December 31, 2014; 33,636,442 shares issued and outstanding at December 31, 2013	36	34
Additional paid-in capital	481,334	337,639
Accumulated deficit	(310,145)	(296,429)
Accumulated other comprehensive income (loss)	(80)	5
Total stockholders’ equity	171,145	41,249
Total liabilities and stockholders’ equity	$326,072	$169,820
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Net product sales	$193,526	$81,956	$18,191
Collaborative licensing and development revenue	1,287	972	18,390
Royalty revenue	2,855	2,623	2,503
Total revenues	197,668	85,551	39,084
Operating expenses:
Cost of revenues	77,440	54,772	32,139
Research and development	18,731	21,560	9,937
Selling, general and administrative	106,662	62,508	46,306
Total operating expenses	202,833	138,840	88,382
Loss from operations	(5,165)	(53,289)	(49,298)
Other (expense) income:
Interest income	382	259	275
Interest expense	(8,278)	(7,253)	(1,807)
Loss on early extinguishment of debt	—	(3,398)	(1,062)
Royalty interest obligation	(323)	(623)	(278)
Other, net	(159)	(47)	(111)
Total other expense, net	(8,378)	(11,062)	(2,983)
Loss before income taxes	(13,543)	(64,351)	(52,281)
Income tax (expense) benefit	(173)	442	—
Net loss	$(13,716)	$(63,909)	$(52,281)

Net loss per share:
Basic and diluted net loss per common share	$(0.39)	$(1.93)	$(1.72)
Weighted average common shares outstanding:
Basic and diluted	35,299	33,182	30,332
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(13,716)	$(63,909)	$(52,281)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(85)	(22)	12
Total other comprehensive income (loss)	(85)	(22)	12
Comprehensive loss	$(13,801)	$(63,931)	$(52,269)
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2011	25,339	$25	$228,470	$(180,239)	$(2)	$15	$48,269
Exercise of stock options	279	1	769	—	—	—	770
Exercise of warrants	105	—	100	—	—	—	100
Stock-based compensation	—	—	4,776	—	—	—	4,776
Net unrealized gain on investments	—	—	—	—	—	12	12
Follow-on public offering, net	6,900	7	62,848	—	—	—	62,855
Debt discount on issuance of warrants	—	—	1,354	—	—	—	1,354
Net loss	—	—	—	(52,281)	—	—	(52,281)
Balances at December 31, 2012	32,623	33	298,317	(232,520)	(2)	27	65,855
Exercise of stock options	741	1	3,855	—	—	—	3,856
Cashless exercise of warrants	271	—	—	—	—	—	—
Stock-based compensation	—	—	11,513	—	—	—	11,513
Net unrealized loss on investments	—	—	—	—	—	(22)	(22)
Equity component of convertible senior notes, net of issuance costs	—	—	23,956	—	—	—	23,956
Issuance of common stock from treasury	1	—	(2)	—	2	—	—
Net loss	—	—	—	(63,909)	—	—	(63,909)
Balances at December 31, 2013	33,636	34	337,639	(296,429)	—	5	41,249
Follow-on public offering, net	1,840	2	110,450	—	—	—	110,452
Exercise of stock options	624	—	7,239	—	—	—	7,239
Shares issued under employee stock purchase plan	16	—	1,184	—	—	—	1,184
Cashless exercise of warrants	35	—	—	—	—	—	—
Stock-based compensation	—	—	24,822	—	—	—	24,822
Net unrealized loss on investments	—	—	—	—	—	(85)	(85)
Net loss	—	—	—	(13,716)	—	—	(13,716)
Balances at December 31, 2014	36,151	$36	$481,334	$(310,145)	$—	$(80)	$171,145
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(13,716)	$(63,909)	$(52,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of intangibles	10,035	5,747	5,648
Amortization of unfavorable lease obligation and debt issuance costs	487	459	(239)
Amortization of debt discount	4,139	3,959	831
Loss on disposal of fixed assets	158	32	1
Loss on early extinguishment of debt	—	3,398	1,062
Stock-based compensation	24,822	11,513	4,776
Changes in operating assets and liabilities:
Restricted cash	124	(110)	(224)
Accounts receivable, net	(7,776)	(10,238)	(2,239)
Inventories	(13,706)	(3,480)	(10,832)
Prepaid expenses and other assets	(1,447)	(972)	(59)
Accounts payable and accrued expenses	14,254	10,244	1,386
Royalty interest obligation	(970)	(434)	(1,076)
Other liabilities	2,352	1,047	(106)
Deferred revenue	6,713	(472)	(16,778)
Net cash provided by (used in) operating activities	25,469	(43,216)	(70,130)
Investing activities:
Purchases of fixed assets	(21,889)	(12,794)	(18,257)
Proceeds from sales of fixed assets	—	—	1
Purchases of short-term investments	(139,840)	(114,299)	(54,047)
Sales of short-term investments	80,286	85,564	53,120
Purchases of long-term investments	(24,463)	—	—
Payment of contingent consideration	(13,433)	(2,031)	(10,339)
Net cash used in investing activities	(119,339)	(43,560)	(29,522)
Financing activities:
Proceeds from follow-on public offering, net	110,452	—	62,855
Proceeds from exercise of stock options and warrants	7,239	3,856	870
Proceeds from shares issued under employee stock purchase plan	1,184	—	—
Proceeds from borrowings on long-term debt	—	—	27,500
Proceeds from convertible senior notes	—	120,000	—
Repayment of debt	—	(27,500)	(26,250)
Payment of debt issuance and financing costs	—	(7,191)	(1,365)
Net cash provided by financing activities	118,875	89,165	63,610
Net increase (decrease) in cash and cash equivalents	25,005	2,389	(36,042)
Cash and cash equivalents, beginning of year	12,515	10,126	46,168
Cash and cash equivalents, end of year	$37,520	$12,515	$10,126
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$5,193	$3,500	$4,229
Cash paid for income taxes	$34	$—	$—
Non-cash investing and financing activities:
Equity component of convertible senior notes	$—	$24,936	$—
Value of warrants issued with debt	$—	$—	$1,354
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, primarily for use in hospitals and ambulatory surgery centers. The Company’s lead product, EXPAREL®, which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved product, DepoCyt(e), which the Company manufactures for its commercial partners.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, revenue recognition, impairment of long-lived assets, stock-based compensation and valuation of deferred tax assets. The Company’s critical accounting policies are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results could differ from these estimates.
Liquidity
Management believes that the Company’s existing cash and cash equivalents, restricted cash, short-term and long-term investments and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements, payment of the principal on any conversions of the Company’s convertible senior notes and to service its indebtedness at least through December 31, 2015. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. The Company expects to continue to incur substantial additional expenditures as it continues to commercialize EXPAREL, develops and seeks regulatory approval for its product candidates, and expands its manufacturing facilities for EXPAREL and its other product candidates including costs associated with certain technical transfer activities and construction of two dedicated manufacturing suites in the United Kingdom.
On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes, or Notes, due 2019. As further discussed in Note 8, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash, stock or a combination of cash and shares of common stock at the Company’s discretion. Based on certain conditions that were met during the three months ended December 31, 2014, the holders can convert their Notes at any time during the quarter ended March 31, 2015 and, therefore, the Notes are classified in the consolidated balance sheet at December 31, 2014 as a current obligation. In the event of conversion, holders would forgo all future interest payments, any unpaid interest and the possibility of further stock price appreciation. In the event that all of the Notes are converted, the Company would be required to repay the $120.0 million in principal value and approximately $309 million of cash or issue approximately 3.5 million shares of its common stock (or a

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

combination of cash and shares of its common stock) to settle the conversion premium as of December 31, 2014, causing dilution to the Company’s current shareholders.
Revenue Recognition
The Company’s principal sources of revenue include (i) sales of EXPAREL in the United States, or U.S., (ii) sales of DepoCyt(e) in the U.S. and the European Union, or E.U., (iii) royalties based on sales by commercial partners of DepoCyt(e) and (iv) license fees, milestone payments and reimbursement for development work from third parties. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end user without the wholesaler ever taking physical possession of the product. The Company records revenue at the time the product is delivered to the end user. The Company also recognizes revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e) upon shipment. Prior to the shipment of manufactured products, the Company conducts initial product release and stability testing in accordance with current Good Manufacturing Practices.
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, wholesaler service fees and volume rebates and chargebacks. The calculation of some of these items requires management to make estimates based on sales data, contracts, inventory data and other related information which may become known in the future. The Company reviews the adequacy of its provisions on a quarterly basis.
Returns Allowances
The Company allows customers to return product that is damaged or received in error. In addition, the Company allows EXPAREL to be returned beginning six months prior to, and twelve months following product expiration. As EXPAREL is a newly commercially available product, the Company estimates its sales return reserve based on return history from other hospital-based products with similar distribution models and its historical experience, which management believes is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.
The Company’s commercial partners can return Depocyt(e) within contractually specified timeframes if the product does not meet the applicable inspection tests. The Company estimates its returns reserve based on its experience with historical return rates. Historically, the Company’s product returns have not been material.
Prompt Payment Discounts
The prompt payment reserve is based upon discounts offered to wholesalers as an incentive to meet certain payment terms. The Company accrues discounts to wholesalers based on contractual terms of agreements and historical experience. The Company accounts for these discounts at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
Wholesaler Service Fees
The Company’s customers include major and regional wholesalers with whom the Company has contracted a fee for service based on a percentage of gross product sales. This fee for service is recorded as a reduction to gross product sales and an increase to accrued expenses at the time the sale, and is recorded based on the contracted percentage.
Volume Rebates and Chargebacks
Volume rebates and chargeback reserves are based upon contracted discounts and promotional offers the Company provides to certain end users such as members of group purchasing organizations. Volume rebates are recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses. Chargeback reserves are recorded at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Royalty Revenue
The Company recognizes revenue from royalties based on sales of its commercial partners’ net sales of products. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated based and collection is reasonably assured. The Company’s commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently trues-up its royalty revenue when it receives royalty reports from its commercial partners.
Collaborative Licensing and Development Revenue
The Company recognizes revenue from reimbursements received in connection with feasibility studies and development work for third parties who desire to utilize its DepoFoam extended release drug delivery technology for their products when the Company’s contractual services are performed, provided collection is reasonably assured. The Company’s principal costs under these agreements include costs for its personnel conducting research and development, its allocated overhead as well as research and development performed by outside contractors or consultants.
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
The Company recognizes revenue from milestone payments received under collaboration agreements when earned, provided that the milestone event is substantive, its achievability was not reasonably assured at the inception of the agreement, the Company has no further performance obligations relating to the event and collection is reasonably assured. If these criteria are not met, the Company recognizes milestone payments ratably over the remaining period of the Company’s performance obligations under the applicable agreements.
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

	Year Ended December 31,
	2014	2013	2012
Largest customer	33%	33%	30%
Second largest customer	29%	28%	14%
Third largest customer	24%	18%	11%
	86%	79%	55%
Revenues from customers outside the U.S. accounted for 2%, 5% and 23% of the Company’s revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
Research and Development Expenses
Research and development expenses consist of costs associated with products being developed internally, and include related personnel expenses, laboratory supplies, active pharmaceutical ingredients, manufacturing supplies, facilities costs, preclinical and clinical trial costs and other outside service fees. The Company expenses research and development costs as

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

incurred. A significant portion of the development activities are outsourced to third parties, including contract research organizations. In such cases, the Company may be required to estimate related service fees to be accrued.
Cash and Cash Equivalents
All highly-liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.
Restricted Cash
As further discussed in Note 8, Debt, the Company had entered into a financing agreement with Paul Capital for the sale of a royalty interest in its DepoCyt(e) and DepoDur® product revenue and royalties. The royalty interest agreement pertained only to DepoCyt(e) and the Company’s previously-marketed product, DepoDur, and does not include revenue related to EXPAREL or any other product candidates. As part of this financing agreement, the Company and Paul Capital maintained a lockbox, where all DepoCyt(e) and DepoDur product revenue and royalties were received. The Company had no minimum payment obligations under this agreement. Commencing on April 1 of every year, the first $2.5 million received in the lockbox was restricted and was used to make quarterly payments due to Paul Capital, if any, under the agreement during the subsequent 12 month period. On March 31 of the subsequent year, the balance of cash in the lockbox, if any, is remitted to the Company. The Paul Capital agreement terminated on December 31, 2014.
Short-Term and Long-Term Investments
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
Inventories
Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Inventories are stated at the lower of cost, which includes amounts related to material, labor and overhead; or market (net realizable) value and is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered.
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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets
Intangible assets are recorded at cost, net of accumulated amortization. Amortization of intangible assets is provided over their estimated useful lives on a straight-line basis. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which may indicate that impairment exists. Goodwill represents the excess of purchase price over fair value acquired in a business combination and is not amortized, but subject to impairment at least annually or when a triggering event occurs that could indicate a potential impairment.
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
Convertible Debt Transactions
The Company separately accounts for the liability and equity components of convertible debt instruments by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This is done in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the initial proceeds from the convertible debt issuance and the fair value of the liability component is recorded as the carrying amount of the equity component. The Company recognizes the amortization of the resulting discount as part of interest expense in its consolidated statement of operations.
Upon settlement of the convertible senior notes, the liability component is measured at fair value. The Company allocates a portion of the fair value of the total settlement consideration transferred to the extinguishment of the liability component equal to the fair value of that component immediately prior to the settlement. Any difference between the consideration attributed to the liability component and the net carrying amount of the liability component, including any unamortized debt issuance costs, is recognized as a gain or loss in the consolidated statement of operations. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of additional paid-in capital.
Foreign Currencies
The Company receives payment from certain commercial partners relating to royalties on DepoCyte® in Euros. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations and were not significant in any period. All foreign currency receivables and payables are measured at the applicable exchange rate at the end of the reporting period.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2014 and 2013, all deferred tax assets were fully offset by a valuation allowance.
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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Per Share Data
Basic net income (loss) per share is computed by dividing net income (loss) available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period.
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
Stock-Based Compensation
The Company’s stock-based compensation program includes grants of stock options to employees, consultants, and non-employee directors in addition to the opportunity for employees to participate in an employee stock purchase plan. The expense associated with these programs is recognized in the Company’s consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms or the length of an offering period.
The valuation of stock options is an inherently subjective process, since market values are generally not available for long-term, non-transferable stock options. Accordingly, the Company uses an option pricing model to derive an estimated fair value. In calculating the estimated fair value of stock options granted, the Company uses the Black-Scholes option valuation model, or Black-Scholes model, which requires the consideration of the following variables for purposes of estimating fair value:

•	Expected term of the option

•	Expected volatility

•	Expected dividends

•	Risk-free interest rate
Since its initial public offering, the Company utilizes its available historic volatility data combined with a publicly traded peer group’s historic volatility to determine expected volatility over the expected option term. In 2014, the Company used an expected term based on a weighted average combination of its historical data from stock option exercises and the simplified method. In prior years the Company utilized the “simplified” method for “plain vanilla” options to estimate the expected term of stock option grants. Under that approach, the weighted average expected life was presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate is based on the implied yield on United States Department of the Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not paid any dividends since inception, nor does it have any intention to do so in the foreseeable future. The Company estimates the level of award forfeitures expected to occur based on its historical data and records compensation cost only for those awards that are ultimately expected to vest.
Segment Reporting
The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented.
NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2017, with early adoption

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

not permitted. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern, which requires that management of an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or available to be issued. This update will become effective beginning January 1, 2017, with early adoption permitted. The provisions of this standard are not expected to significantly impact the Company.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.
NOTE 4—INVENTORIES
The components of inventories are as follows (in thousands):

	December 31,
	2014	2013
Raw materials	$9,263	$5,290
Work-in-process	8,617	6,321
Finished goods	11,383	3,946
Total	$29,263	$15,557
NOTE 5—FIXED ASSETS
Fixed assets, net summarized by major category, consist of the following (in thousands):

	December 31,
	2014	2013
Machinery and laboratory equipment	$29,697	$19,570
Computer equipment and software	3,754	2,476
Office furniture and equipment	1,001	441
Leasehold improvements	26,350	24,852
Construction in progress	19,944	13,419
Total	80,746	60,758
Less: accumulated depreciation	(20,114)	(12,576)
Fixed assets, net	$60,632	$48,182
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $9.3 million, $3.7 million and $3.6 million, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company capitalized interest of $0.4 million, $1.1 million and $2.0 million, respectively. The balance of construction in progress at December 31, 2014 relates largely to the construction of a new manufacturing facility in the United Kingdom and a new fill line for EXPAREL at the Company’s Science Center Campus in San Diego, California.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
In March 2007, the Company acquired from SkyePharma Holding, Inc., or Skyepharma, its California operating subsidiary, or Pacira California, referred to herein as the Acquisition. The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products as well as milestone payments for EXPAREL as follows:

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

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
The first milestone was met in April 2012 resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of EXPAREL net sales collected. For purposes of meeting future milestone payments, with certain exceptions, annual net sales are measured on a rolling quarterly basis. Cumulatively through December 31, 2014, the Company has recorded an additional $7.8 million as goodwill for earn-out payments which are based on a percentage of net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.
The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2012	$8,297
Percentage payments on collections of net sales of EXPAREL	2,031
Balance at December 31, 2013	10,328
Milestone payment triggered by collections of net sales of EXPAREL	8,000
Percentage payments on collections of net sales of EXPAREL	5,433
Balance at December 31, 2014	$23,761
Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,497)	$403	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,597)	$403

December 31, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,175)	$725	9 years
Developed technology	11,700	(11,282)	418	7 years
Trademarks and trade names	400	(386)	14	7 years
Total intangible assets	$15,000	$(13,843)	$1,157
Annual amortization expense for intangibles for the years ended December 31, 2014, 2013 and 2012 was $0.8 million, $2.1 million and $2.1 million, respectively.
Future amortization expense relates only to core technology and is as follows (in thousands):

2015	$322
2016	81
Total	$403

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Compensation and benefits	$8,909	$5,488
Accrued operating expenses	12,094	8,001
Accrued royalties	3,213	1,526
Accrued interest	1,625	1,625
Product returns, rebates and other fees	2,470	1,245
Income taxes payable	139	—
Total	$28,450	$17,885
NOTE 8—DEBT
The composition of the Company’s debt and financing obligations is as follows (in thousands):

	December 31,
	2014	2013
Debt:
Convertible senior notes	$120,000	$120,000
Discount on debt	(16,900)	(21,039)
Total debt, net of discount	103,100	98,961
Royalty interest obligation	276	1,246
Total debt and financing obligations	$103,376	$100,207
Senior Convertible Notes
On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% Notes, and entered into an indenture agreement, or Indenture, with respect to the Notes. The Notes accrue interest at a fixed rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2013. The Notes mature on February 1, 2019.

The net proceeds from the offering were $115.3 million after deducting the initial purchasers’ discounts, commissions and the offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Company’s then existing credit facility. In connection with the extinguishment of the credit facility, the Company prepaid the remaining principal amount of $27.5 million, a $1.7 million end of term fee, an $0.8 million early prepayment penalty and $0.2 million of accrued interest. The Company recorded a loss on extinguishment of debt of $3.4 million, comprised of the early prepayment penalty, the remaining unamortized debt issuance costs and end of term fee.

Holders may convert their Notes prior to the close of business on the business day immediately preceding August 1, 2018, only under the following circumstances:

(i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during the period including the last 30 consecutive trading days of the quarter (ending on the last trading day of the immediately preceding calendar quarter) is greater than 130% of the conversion price then applicable (the “Consecutive Sales Price”), on each applicable trading day;

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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT (Continued)

(iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

(iv) if the Company calls the Notes for redemption until the close of business on the business day immediately preceding the redemption date.

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time, regardless of the foregoing circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the Notes was 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of the Company’s common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the Notes represented a premium of approximately 32.5% to the closing sale price of $18.73 per share of the Company’s common stock on The NASDAQ Global Select Market on January 16, 2013, the date that the Company priced the private offering of the Notes.

During the quarter ended December 31, 2014, the requirements with respect to the Consecutive Sales Price were met. As a result, the Notes are classified as a current obligation and will be convertible until March 31, 2015. As of December 31, 2014, the Notes had a market price of $3,579 per $1,000 principal amount, compared to an estimated conversion value of $3,572. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $120.0 million in principal value and approximately $309 million of cash or issue approximately 3.5 million shares of its common stock (or a combination of cash and shares of its common stock) to settle the conversion premium as of December 31, 2014, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities. See Note 19, Subsequent Events, for further discussion of a conversion request received in February 2015.

While the Notes are classified in the Company’s consolidated balance sheets at December 31, 2014 and 2013 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to February 1, 2018, in the event that none of the conversion conditions are satisfied, the Notes would be reclassified as a long-term liability.

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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT (Continued)

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

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The equity component is recorded in additional paid-in capital in the consolidated balance sheet at the issuance date and the equity component is treated as a discount on the liability component of the Notes. The initial carrying value of the liability component of $95.1 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The carrying value of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

The following table sets forth the total interest expense recognized related to the Notes issued in January 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Contractual interest expense	$3,900	$3,662
Amortization of debt issuance costs	620	584
Amortization of debt discount	4,139	3,897
	$8,659	$8,143

Effective interest rate	7.22%	7.22%
Oxford Loan Facility
On May 2, 2012, the Company entered into a definitive loan and security agreement, or the Loan Agreement, with Oxford Finance LLC, or the Lender, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013. The term loan under the Oxford Loan Facility was repaid and terminated in January 2013, and the Company recorded a loss on extinguishment of debt of $3.4 million comprised of the early prepayment penalty and the remaining unamortized debt issuance costs.
In connection with the Loan Agreement, the Company issued to the Lender warrants that were exercisable for an aggregate of 162,885 shares of its common stock at a per share exercise price of $10.97. The value of the warrants, $1.4 million, was recorded as a debt discount and amortized over the term of the loan to interest expense. The warrants were exercised in 2012.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT (Continued)

Sale of Royalty Interests
In 2000, Pacira California and SkyePharma PLC entered into a Royalty Interests Assignment Agreement, or PLC Royalty Agreement, with an affiliate of Paul Capital Advisors, LLC, or Paul Capital, to raise $30.0 million. Under the PLC Royalty Agreement, Paul Capital had the right to receive a royalty interest in four of SkyePharma PLC’s product sales including product sales of, and other payments related to DepoCyt(e) and the no-longer marketed DepoDur. Payments began for product sales realized on or after January 1, 2003 and continued through December 31, 2014.
In connection with the Acquisition, the PLC Royalty Agreement was amended (“Amended and Restated Royalty Interests Assignment Agreement”). As part of this amendment the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur were transferred to the Company, and the payment to Paul Capital in a “Purchase Option Event” of the Company, as described below, was defined. The net present value of royalties expected to be repaid to Paul Capital (the “royalty interest obligation”) was valued at $13.0 million.
The Company recorded the royalty interest obligation as a liability in the consolidated balance sheets in accordance with ASC 470-10-25, Sales of Future Revenues. The Company imputed interest expense associated with this liability using the effective interest rate method. The effective interest rate varied during the term of the agreement depending on a number of factors including the actual sales of DepoCyt(e) and DepoDur and a significant estimation, performed quarterly, of certain future cash flows of the Company related to these products during the remaining term of the Royalty Interests Assignment Agreement which terminated on December 31, 2014. Any adjustment to the estimates was reflected in the Company’s consolidated statements of operations as interest income (expense). In addition, such cash flows were subject to foreign exchange movements related to sales of DepoCyt(e) and DepoDur denominated in currencies other than U.S. dollars.
The Company had no minimum payment obligations under the PLC Royalty Agreement. However, the repayment of the Paul Capital liability was supported through a jointly controlled lockbox, where all DepoCyt(e) and DepoDur product revenue and royalties were received as discussed in Note 2, Summary of Significant Accounting Policies.
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
The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s Notes at December 31, 2014 is calculated utilizing market quotations from an over-the-counter trading market for such notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
Financial Liabilities Carried at Historical Cost		Level 1	Level 2	Level 3
December 31, 2014
Convertible senior notes *	$103,100	$—	$429,438	$—
* The fair value of the Notes was based on the Company’s closing stock price of $88.66 per share at December 31, 2014 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 3.5 million shares or $309

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase, but less than one year. Long-term investments consist of corporate bonds with initial maturities greater than one year at the date of purchase. The net unrealized gains from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At December 31, 2014, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At December 31, 2014, the Company had $119.1 million invested in short-term investments which were rated A or better by Standard & Poor’s and had maturities ranging from 175 to 365 days from date of purchase. At December 31, 2014, the Company had $24.4 million invested in long-term investments which were also rated A or better by Standard & Poor’s and had maturities ranging from 20 to 37 months from the date of purchase.
The following summarizes the Company’s short-term and long-term investments at December 31, 2014 and 2013 (in thousands):

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$15,009	$—	$(9)	$15,000
Commercial paper	1,747	3	—	1,750
Corporate bonds	102,430	—	(42)	102,388
Subtotal	119,186	3	(51)	119,138
Long-term:
Corporate bonds	24,463	10	(42)	24,431
Total	$143,649	$13	$(93)	$143,569

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Asset-backed securities	$10,838	$1	$(1)	$10,838
Commercial paper	17,986	11	—	17,997
Corporate bonds	30,808	1	(7)	30,802
Total	$59,632	$13	$(8)	$59,637
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At December 31, 2014, the Company had no financial instruments that were measured using Level 3 inputs.
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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

As of December 31, 2014, three customers accounted for over 10% of the Company’s accounts receivable; 33%, 29% and 27%, respectively. At December 31, 2013, three customers accounted for over 10% of the Company’s accounts receivable; 31%, 31% and 20%, respectively. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2014 and 2013, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.
NOTE 10—STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 36,150,620 and 33,636,442 were outstanding at December 31, 2014 and 2013, respectively.
In April 2014, the Company completed a follow-on underwritten public offering of 1,840,000 shares of common stock, including the shares issued to cover the underwriters’ overallotment option, at $64.00 per share. The Company received proceeds of $110.5 million as a result of the offering, net of underwriters’ fees and related expenses.
In April 2012, the Company sold 6,900,000 shares of common stock at a price of $9.75 per share in a registered public offering, which included the underwriters’ exercise of the overallotment option. The Company raised $62.9 million in net proceeds after deducting discounts and offering expenses.
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at December 31, 2014 or 2013.
Warrants
At December 31, 2014 and 2013, the Company had 7,216 and 58,354 warrants outstanding at a weighted average exercise price of $13.44 and $11.73, respectively. The warrants currently outstanding expire in February 2016.
Accumulated Other Comprehensive Income
The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (in thousands):

Net Unrealized Gains (Losses) From Available For Sale Investments
Balance at December 31, 2012	$27
Other comprehensive loss before reclassifications	(23)
Amounts reclassified from accumulated other comprehensive income	1
Balance at December 31, 2013	5
Other comprehensive loss before reclassifications	(85)
Amounts reclassified from accumulated other comprehensive income	—
Balance at December 31, 2014	$(80)
NOTE 11—STOCK PLANS
Stock Incentive Plans
The Company’s 2011 stock incentive plan, or 2011 Plan, was adopted by its board of directors and approved by its stockholders in December 2010. The 2011 Plan allows the granting of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The 2011 Plan was amended in June 2014, primarily to increase the number of shares of common stock available for grants by 2.75 million shares. Any shares forfeited or canceled from the Company’s 2007 Stock Incentive Plan are transferred to the 2011 Plan. In April 2014, the Company’s Board of Directors

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

adopted the 2014 Inducement Plan which authorized 175,000 shares of common stock to be granted as equity awards to new employees.
All of the Company’s stock option grants have an exercise price equal to the closing price of the fair market value of the Company’s common stock on the date of grant, generally have a 10-year contractual term and vest in increments (generally over four years from the date of grant although the Company may occasionally grant options with different vesting terms). The Company uses authorized and unissued shares to satisfy its obligations under these plans.
2014 Employee Stock Purchase Plan

In April 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, which was subsequently approved by the Company’s stockholders. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 500,000 shares of common stock may be sold under the plan which expires in June 2024. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. The initial offering period of the ESPP began on September 1, 2014 and ended on December 31, 2014. Beginning in 2015, six-month offering periods will begin on January 1st and July 1st of each year. During an offering period, eligible employees will have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31. The per share purchase price will be equal to the lesser of 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date. During the year ended December 31, 2014, 15,722 shares were purchased under the plan.
The following table contains information about the Company’s plans at December 31, 2014:

Stock Incentive Plans	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2007 Stock incentive plan	2,022,837	2,022,837	—
2011 Plan	5,931,700	4,400,525	1,531,175
2014 Inducement plan	175,000	77,000	98,000
	8,129,537	6,500,362	1,629,175

Employee Stock Purchase Plan	Shares Reserved for Purchase	Shares Purchased	Shares Available for Purchase
2014 Employee stock purchase plan	500,000	15,722	484,278
Stock-Based Compensation
Compensation expense for stock options granted to employees and directors is based on the estimated grant date fair value of options recognized over the requisite service period on a straight-line expense attribution method. Compensation expense for options granted to non-employees is based on the fair value of options, which are revalued each reporting period until vested and are recognized as expense over the requisite service period. Compensation expense for ESPP options is based on the grant date fair value of the ESPP shares and the grant date number of shares that can be purchased, which is recognized as expense over the length of an offering period.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

The Company recognized stock-based compensation expense (net of forfeitures) in its consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$3,582	$1,526	$563
Research and development	6,490	4,345	1,155
Selling, general and administrative	14,750	5,642	3,058
Total	$24,822	$11,513	$4,776

Stock-based compensation from:
Stock options	$24,477	$11,513	$4,776
Employee stock purchase plan	345	—	—
Total	$24,822	$11,513	$4,776
In November 2014, the Company’s Board of Directors approved amendments to stock options held by a departing Vice President. The amendments accelerated the vesting of nine months’ worth of options and as a result the Company recognized an additional $0.6 million in stock-based compensation expense for the year ended December 31, 2014. In September 2013, the Company’s Board of Directors approved amendments to stock options held by two departing directors. The amendments (i) accelerated the vesting of the unvested portion of certain options, and (ii) extended the period during which each departing director could exercise all vested options to September 30, 2015. As a result of these amendments, the Company recognized an additional $0.2 million in stock-based compensation for the year ended December 31, 2013.

The following table summarizes the Company’s stock option activity and related information for the period from January 1, 2012 to December 31, 2014 (in thousands except share and per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2012	2,337,017	$3.92	8.80	$11,829
Granted	2,120,250	11.55
Exercised	(279,476)	2.75		$3,005
Forfeited	(174,610)	7.94
Expired	(15)	7.07
Outstanding at December 31, 2012	4,003,166	7.86	8.66	$38,485
Granted	918,915	30.42
Exercised	(742,211)	5.19		$21,679
Forfeited	(338,145)	10.93
Expired	(1,687)	7.24
Outstanding at December 31, 2013	3,840,038	13.50	8.01	$168,905
Granted	1,638,575	79.68
Exercised	(624,229)	11.60		$45,289
Forfeited	(175,967)	44.32
Expired	(561)	21.70
Outstanding at December 31, 2014	4,677,856	$35.78	7.86	$248,276
Exercisable at December 31, 2014	2,085,829	$11.61	6.75	$160,707
Vested and expected to vest at December 31, 2014	4,486,980	$34.59	7.81	$243,438

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

As of December 31, 2014, $73.1 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 3.1 years. The Company’s stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2014, 2013 and 2012 was $42.62, $19.22 and $8.52 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected dividend yield	None	None	None
Risk free interest rate	0.02 - 2.16%	0.33 - 2.83%	0.84 - 1.70%
Expected volatility	57.2%	68.7%	74.0%
Expected term of options	5.86 years	6.22 years	6.76 years
The $23.27 fair value of the ESPP share options granted in September 2014 was estimated using the Black-Scholes model assuming: no expected dividends, a risk free interest rate of 0.37%, an expected volatility of 28.2% and an expected term of four months.
NOTE 12—NET INCOME (LOSS) PER SHARE
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
The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012 (in thousands except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(13,716)	$(63,909)	$(52,281)
Denominator:
Weighted average shares of common stock outstanding	35,299	33,182	30,332
Net loss per share:
Basic and diluted net loss per share of common stock	$(0.39)	$(1.93)	$(1.72)
For the years ended December 31, 2014, 2013 and 2012, the number of potential common shares which were excluded from the diluted net loss per share calculation using the treasury stock method was 5.4 million, 3.4 million and 1.4 million, respectively.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12—NET INCOME (LOSS) PER SHARE (Continued)

The following outstanding stock options, conversion premium on the Notes, warrants and employee stock purchase plan units which could dilute basic earnings per share in the future are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Weighted average number of stock options outstanding	3,534	3,980	3,304
Conversion premium on the Notes	2,483	1,194	—
Weighted average number of warrants outstanding	21	204	585
Weighted average purchase options under ESPP	1	—	—
Total	6,039	5,378	3,889
NOTE 13—INCOME TAXES
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
Benefit at U.S. Federal statutory rate	35.00%	35.00%	35.00%
State taxes	(32.75)%	4.79%	6.73%
Increase in valuation allowance	(17.71)%	(42.91)%	(39.62)%
Tax credits	5.49%	1.69%	—%
Interest expense	10.68%	0.30%	(0.22)%
Other	(1.99)%	1.82%	(1.89)%
Provision for income taxes	(1.28)%	0.69%	—%
There has been no provision for federal income taxes since the Company has incurred net operating losses since inception. The income tax provision of $0.2 million at December 31, 2014 is a result of minimum and apportionment based state taxes.
In 2013, the Company sold a portion of its unused New Jersey State net operating losses through a program sponsored by the New Jersey Economic Development Authority. Cash proceeds of $0.4 million were received by the Company resulting in a state tax benefit recognized during the year ended December 31, 2013.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13—INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Federal and state net operating loss carry-forwards	$111,086	$114,819
Federal and state research credits	6,043	5,149
Depreciation and amortization	3,494	3,248
Accruals and reserves	3,861	1,696
Deferred revenue	4,065	1,707
Stock based compensation	8,487	2,622
Other	588	752
Total deferred tax assets	137,624	129,993
Deferred tax liabilities:
Discount on convertible senior notes	(6,283)	(8,507)
	131,341	121,486
Less: valuation allowance	(131,341)	(121,486)
Net deferred tax assets	$—	$—
As of December 31, 2014, the available federal net operating loss carryforward and the federal research and development tax credit carryforwards totaled $331.0 million and $4.4 million , respectively. Approximately $41.3 million of the federal net operating loss carryforward related to excess tax benefits arising from the exercise of stock options for which future tax benefits will be credited to equity when realized through a reduction in taxes payable. The Company also had state net operating loss carryforwards and state research and development tax credit carryforwards of approximately $196.3 million and $2.5 million, respectively which are subject to change on an annual basis due to variations in the Company’s annual state apportionment factors. The Company had non-U.S. tax net operating losses of approximately $0.3 million at December 31, 2014.
The net operating loss carryforwards will begin expiring in 2026 for federal purposes and 2015 for state purposes if the Company has not used them prior to that time, and the federal tax credits will begin expiring in 2028 unless previously used. The state tax credits carry forward indefinitely.
Since the Company had cumulative changes in ownership of more than 50% within a three-year period, under Internal Revenue Code sections 382 and 383, the Company’s ability to use any net operating loss and credit carryforwards to offset taxable income or tax will be limited. Such ownership changes were triggered by the initial acquisition of the Company’s stock in 2007 as well as cumulative ownership changes arising as a result of the completion of the initial public offering and other financing transactions. As a result of these ownership changes, the Company estimates that approximately $197.2 million of federal net operating losses are subject to annual limitations. At December 31, 2014, approximately $72.3 million of these federal net operating losses were available. The Company estimates that an additional $26.3 million will become available annually in 2015 and 2016, $14.8 million in 2017, $10.3 million annually from 2018 through 2022, and the remaining $6.0 million thereafter through 2025. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, the Company may incur higher state income tax expense in the future.
The valuation allowance for deferred tax assets increased by approximately $9.9 million, $17.5 million and $20.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. There is significant doubt regarding the Company’s ability to utilize its net deferred tax assets and, therefore, the Company has recorded a full valuation allowance.
The 2007 Acquisition was treated as a stock acquisition for tax purposes and, therefore, the acquired intangibles for book purposes are not deductible for income tax purposes. The Company also recorded goodwill relating to contingent payments due under the Acquisition during the years ended December 31, 2014 and 2013, which are not deductible for income tax purposes. See Note 6, Goodwill and Intangible Assets, for further discussion.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13—INCOME TAXES (Continued)

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
The Company did not have a liability related to unrecognized tax benefits as of December 31, 2014 and 2013 due to operating losses but has reduced its deferred tax assets by $0.4 million at December 31, 2014 and 2013. Further, because the Company has recorded a full valuation allowance on its net deferred tax assets, the effect of implementing ASC 740 has been a reduction of the tax valuation allowance by the amount above.
The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. No interest or penalties were accrued for 2014, 2013 or 2012. The Company is currently open for audit by the United States Internal Revenue Service, or IRS, and state tax jurisdictions for 2008 through 2014. However, the IRS or state may still examine and adjust a net operating loss arising from a closed year to the extent it is utilized in an open tax year. The American Tax Relief Act of 2012, enacted on January 2, 2013, retroactively reinstated the research and development tax credit for 2012. The Company reported credits of approximately $0.2 million for federal income tax purposes in the first quarter of 2013 related to 2012.
NOTE 14—OTHER EMPLOYEE BENEFITS
The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a discretionary percentage match as defined in the plan and determined by the Board of Directors. The Company recognized $1.0 million, $0.6 million and $0.3 million of related compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 15—COMMERCIAL PARTNERS AND OTHER AGREEMENTS
Commercial Partners
Patheon UK Limited
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

The Company also entered into a Manufacturing and Supply Agreement with Patheon. Under the terms of the Manufacturing and Supply Agreement, following the FDA approval date of the suites, the Company has agreed to purchase EXPAREL product from Patheon. Unless earlier terminated, this agreement will expire on the 10th anniversary of the FDA approval date for the initial manufacturing suite.

Future expenditures associated with the aforementioned agreements are primarily driven by the potential commercial requirements and demand for the Company’s products which cannot be fully determined at this time.
Aratana Therapeutics, Inc.
On December 5, 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreement, the Company granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of the Company’s

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 15—COMMERCIAL PARTNERS AND OTHER AGREEMENTS (Continued)

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
Mundipharma International Corporation Limited
In June 2003, the Company entered into an agreement granting Mundipharma International Corporation Limited, or Mundipharma, exclusive marketing and distribution rights to DepoCyte in the E.U. and certain other European countries. Under the agreement, as amended, and a separate supply agreement, the Company receives a fixed payment for supplying vials of DepoCyte and a double-digit royalty, net of supply price, on sales in the applicable territories. In April 2014, the Company and Mundipharma amended their agreements to, among other things, (i) extend the term of such agreements by an additional 15 years to June 2033, and (ii) expand the territories where Mundipharma can market and distribute DepoCyte to all countries other than the United States of America, Canada and Japan. In connection with the agreements, the Company received a non-refundable upfront payment of $8.0 million in May 2014 which was deferred and is being recognized over the contractual term.
Sigma-Tau Pharmaceuticals, Inc.
In December 2002, the Company entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc., subsequently acquired by Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, regarding the sale of DepoCyt®. Pursuant to the agreement, Sigma-Tau was appointed the exclusive distributor of DepoCyt in the United States and Canada. Under the supply and distribution agreement, the Company supplies unlabeled DepoCyt vials to Sigma-Tau for finished packaging by Sigma-Tau. Under these agreements, the Company receives a fixed payment for supplying the vials of DepoCyt and a double-digit royalty on sales, net of supply price, in the United States and Canada.
CrossLink BioScience, LLC
Effective October 1, 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL pursuant to the terms of a Master Distributor Agreement. Under the agreement, the Company appointed CrossLink as a third-party distributor during the term to promote and sell EXPAREL to orthopedic surgeons in the United States, with the exception of certain geographical areas and accounts. The prices and purchasing terms related to sales of EXPAREL are determined by the Company, and all orders are subject to acceptance or rejection by the Company. CrossLink is entitled to receive commissions on its sales of EXPAREL in the applicable territories, subject to certain conditions and adjustments. CrossLink may receive additional performance-based payments if it achieves certain sales goals. The Company may terminate the agreement if CrossLink fails to meet certain minimum performance metrics or if the Company pays a termination fee. Effective March 1, 2015, the agreement was amended to, among other things, amend certain payment terms and specify certain sub-distributors that may promote and sell EXPAREL under the agreement.

Research Development Foundation
Pursuant to an agreement with Research Development Foundation, or RDF, the Company is required to pay RDF a low single-digit royalty on the collection of revenues from its DepoFoam-based products, for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights.
Amylin Pharmaceuticals, Inc.
In March 2008, the Company entered into a development and licensing agreement with Amylin Pharmaceuticals, Inc., or Amylin. Under the development and licensing agreement, the Company provided Amylin with access to its proprietary DepoFoam drug delivery technology to conduct research, feasibility and formulation work, and for the manufacturing of pre-

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 15—COMMERCIAL PARTNERS AND OTHER AGREEMENTS (Continued)

clinical and clinical material for various Amylin products. The Company is entitled to payments from Amylin for its work on the formulation and development of compounds with the DepoFoam technology, its achievement of certain clinical development milestones, its achievement of certain worldwide sales and a tiered royalty based upon sales. The development and licensing agreement with Amylin remains in effect until January 2017, however, neither party is currently performing any activities under the agreement.
Terminated Agreements
EKR Therapeutics, Inc.
On January 3, 2012, EKR Therapeutics, Inc., delivered a notice to the Company to terminate the licensing, distribution and marketing agreement relating to DepoDur. The associated supply agreement also terminated concurrently with the termination of the licensing, distribution and marketing agreement, effective June 8, 2012. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in June 2012.
Flynn Pharmaceuticals Limited
On October 29, 2012, the Company terminated the marketing agreement with Flynn Pharmaceuticals Limited, which had granted exclusive distribution rights to DepoDur in the E.U., certain other European countries, South Africa and the Middle East. The supply agreement terminated concurrently with the marketing agreement. The termination was effective immediately. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement upon termination.
Novo Nordisk AS
On June 29, 2012, the Company received a notice of termination from Novo Nordisk AS, or Novo, of the Development and License Agreement, dated January 14, 2011, which had granted non-exclusive rights to Novo under certain of its patents and know-how to develop, manufacture and commercialize formulations of a Novo proprietary drug using the Company’s DepoFoam drug delivery technology. The Company received a one-time upfront payment of $1.5 million in January 2011 and a milestone payment of $2.0 million in November 2011, both of which had been deferred and were being recognized on a straight-line basis over the estimated contract period to collaborative licensing and development revenue in the consolidated statements of operations. Pursuant to the terms of the agreement, the termination of the agreement was effective on August 28, 2012. The agreement was terminated due to Novo’s decision to discontinue development of the proprietary drug subject to the agreement. As a result of the termination, the Company recognized any unamortized deferred revenue relating to the agreement on a straight-line basis through the termination date in August 2012.
NOTE 16—RELATED PARTY TRANSACTIONS
The Company’s Chief Medical Officer, Dr. Gary Patou, is a partner of MPM Asset Management LLC, or MPM, an investor in the Company. David Stack, the Company’s President, Chief Executive Officer and Chairman is also a managing director at MPM. The Company contracted with MPM and Dr. Patou for the services of Dr. Patou, or Consultant. MPM earned monthly consulting fees between $16,000 and $26,000 in exchange for 50% to 80% of the Consultant’s business time. The Company incurred expenses of $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, the amount payable to MPM was $0.2 million and $0.1 million, respectively.
In December 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana as discussed in Note 15, Commercial Partners and Other Agreements. MPM and its affiliates are holders of capital stock of Aratana.
In April 2012, the Company entered into a consulting agreement with Dr. Gary Pace, a director of the Company, whereby Dr. Pace would provide consulting services. Pursuant to the consulting agreement and subsequent amendments, the consulting services are paid at the rate of $5,000 to $15,000 per month based on the number of days worked. The Company recorded expenses under the consulting arrangement for the years ended December 31, 2014, 2013 and 2012 of $0.1 million, $0.1 million, and $0.2 million, respectively. In connection with the consulting arrangement, Dr. Pace received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share and received an option to purchase 70,000 shares of

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

common stock at an exercise price of $16.67 per share. The amounts payable at December 31, 2014 and 2013 to Dr. Pace for the consulting services were less than $0.1 million.
NOTE 17—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases research and development, manufacturing and warehouse facilities in San Diego, California and its corporate headquarters in Parsippany, New Jersey. The three leases in San Diego run through August 2020. In March 2014, the Company amended the lease for its corporate headquarters which increased the size of the leased premises and extended the lease term through March 2028. In November 2014, the Company entered into lease contracts for additional research and development space at the Company’s Science Center Campus in San Diego. The leases will commence in August 2015 and expire in October 2020.
In connection with the Acquisition, the Company determined that its lease rates associated with the Science Center Campus were in excess of market rates resulting in a $3.3 million unfavorable lease accrual as of the Acquisition date. The unfavorable lease accrual, which is recorded in other long-term liabilities in the Company’s consolidated balance sheets, is amortized over the remaining terms of the leases. The annual amortization of the unfavorable lease accrual for each of the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.1 million and $0.4 million, respectively.
As of December 31, 2014, the aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year
2015	$6,133
2016	7,263
2017	7,459
2018	7,660
2019	7,876
2020 through 2028	11,786
Total	$48,177
Total rent expense, net of amortization of unfavorable lease obligation and tenant improvements, under all operating leases for years ended December 31, 2014, 2013 and 2012 was $4.9 million, $4.9 million and $4.8 million, respectively. Deferred rent at December 31, 2014 and 2013 was $4.5 million and $2.3 million, respectively.
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

On October 3, 2014, a purported class action lawsuit was filed in the United States District Court for the District of New Jersey against the Company and three of its current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of April 9, 2012 to September 24, 2014. The Company intends to vigorously defend all claims asserted, including by filing a motion to dismiss. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.
Other Commitments and Contingencies
The FDA, as a condition of the approval of EXPAREL has required the Company to study EXPAREL in pediatric patients. The Company has agreed to a trial timeline where, over several years, it will study pediatric patient populations in

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

descending order starting with 12-18 year olds and ending with children under two years of age. The cost to complete the trial may be significant.
In addition to the initial $19.6 million purchase price for the Acquisition, the Company entered into an earn-out agreement with Skyepharma which was based on the Company reaching certain revenue milestones following the Acquisition. Pursuant to this agreement, the Company is required to pay Skyepharma milestone payments up to an aggregate of $62.0 million, of which $18.0 million has been paid. Additionally, the Company agreed to pay to Skyepharma a 3% percentage payment on collections of EXPAREL sales in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain.
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
Refer to Note 6, Goodwill and Intangible Assets, for further discussion.
NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly financial data for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$36,662	$47,165	$52,048	$61,793
Cost of revenues	18,127	19,954	20,391	18,968
Total operating expenses	45,920	50,007	53,033	53,873
Net income (loss)	(11,477)	(5,037)	(3,004)	5,802
Basic net income (loss) per common share	$(0.34)	$(0.14)	$(0.08)	$0.16
Diluted net income (loss) per common share	$(0.34)	$(0.14)	$(0.08)	$0.14

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$11,587	$17,141	$23,259	$33,564
Cost of revenues	11,391	10,214	14,791	18,376
Total operating expenses	30,232	29,151	36,073	43,384
Net loss	(23,138)	(14,031)	(14,784)	(11,956)
Basic net loss per common share	$(0.71)	$(0.42)	$(0.44)	$(0.36)
Diluted net loss per common share	$(0.71)	$(0.42)	$(0.44)	$(0.36)
For periods where the Company reported a net loss, no potentially dilutive securities have been included in the computation of diluted net loss per share.
NOTE 19—SUBSEQUENT EVENTS
In February 2015, the Company received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which must be paid in cash pursuant to the terms of the Indenture. The Company elected to settle the conversion premium in shares of its common stock, calculated using a 40 trading-day observation period ending April 8, 2015.

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

10.17	Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(2)***
10.18	Amendment to Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(6)***
10.19	Services Agreement, dated September 15, 2010, between Pacira Pharmaceuticals, Inc. and Stack Pharmaceuticals, Inc.(2)
10.20	Employment Agreement between the Registrant and David Stack.(2)***
10.21	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and David Stack.(4)***
10.22	Employment Agreement between the Registrant and James Scibetta.(2)***
10.23	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and James Scibetta.(4)***
10.24	Warrant to purchase preferred stock of the Registrant, dated November 24, 2010.(2)
10.25	Form of Warrant to purchase Series A convertible preferred stock of the Registrant, dated July 2, 2009.(2)
10.26	Form of Warrant to purchase common stock of the Registrant, dated January 22, 2009.(2)
10.27	Form of Warrant to purchase common stock of the Registrant, dated December 29, 2010.(2)
10.28	Form of Indemnification Agreement between the Registrant and its directors and officers.(2)***

10.29	Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.(5)
10.30†	First Amendment to Commercial Outsourcing Services Agreement, dated August 1, 2013, between the Registrant and Integrated Commercialization Solutions, Inc.(8)
10.31	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace.(7)***
10.32	Executive Employment Agreement, dated November 1, 2010, between the Registrant and Taunia Markvicka.(7)***
10.33	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and Taunia Markvicka.(4)***
10.34	Employment Agreement, dated April 19, 2012, between the Registrant and Lauren Riker.(7)***
10.35	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Lauren Riker.(4)***
10.36	Amended and Restated 2011 Stock Incentive Plan.(9)***
10.37	Construction Management Agreement between the Registrant and DPR, dated May 17, 2012.(10)
10.38	Warrant to Purchase Stock No 1, 2, 3 and 4, issued by the Registrant to Oxford Finance LLC, dated May 2, 2012(10)
10.39	Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace.(11)***
10.40	Third Amendment to Consulting Agreement, dated September 11, 2013, between the Registrant and Gary Pace.(8)***
10.41	Amendment #2 to Services Agreement, between the Registrant and MPM Asset Management LLC, and Gary Patou, dated November 29, 2012.(12)***
10.42	Amendment #3 to Services Agreement, dated September 11, 2013, among the Registrant, MPM Asset Management LLC, and Gary Patou.(8)***
10.43†	License, Development and Commercialization Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(13)
10.44†	Supply Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(13)
10.45†	Master Distributor Agreement, dated March 11, 2013, between the Registrant and CrossLink BioScience, LLC.(14)
10.46†	First Amendment to Master Distributor Agreement, dated April 1, 2013, between the Registrant and Crosslink BioScience, LLC.(14)
10.47†	Second Amendment to Master Distributor Agreement, dated September 5, 2013, between the Registrant and Crosslink BioScience, LLC.(14)
10.48	2014 Inducement Plan.(15)***
10.49	2014 Employee Stock Purchase Plan.(9)***
10.50	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan.(9)***
10.51†	Strategic Co-Production Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.(16)
10.52†	Manufacturing and Supply Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.(16)
10.53†	Technical Transfer and Service Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.(16)
10.54†	Second Amendment to Commercial Outsourcing Services Agreement, dated August 25, 2014, between Pacira Pharmaceuticals, Inc. and Integrated Commercialization Solutions, Inc.(17)
21.1	Subsidiaries of Registrant.*
23.1	Consent of CohnReznick LLP.*
31.1	Certification of President, Chief Executive Officer and Chairman pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of President, Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
_______________________________________________________________________________

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on February 11, 2011.

(2)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1 (SEC File 333-170245).

(3)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on January 23, 2013.

(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on March 18, 2013.

(5)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2011.

(6)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on December 9, 2011.

(7)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2012.

(8)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2013.

(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on June 4, 2014.

(10)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2012.

(11)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on November 1, 2012

(12)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on December 4, 2012.

(13)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 7, 2013.

(14)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 25, 2014.

(15)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 1, 2014.

(16)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on July 31, 2014.

(17)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2014.

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.

†
Confidential treatment has been granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.