Form 10-Q
period 2015-03-31
Pacira Pharmaceuticals, Inc.
filed 2015-04-30
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of April 23, 2015, 36,443,244 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$40,897	$37,520
Restricted cash	—	1,509
Short-term investments	113,989	119,138
Accounts receivable, net	24,511	22,366
Inventories, net	36,264	29,263
Prepaid expenses and other current assets	4,089	4,461
Total current assets	219,750	214,257
Long-term investments	19,938	24,431
Fixed assets, net	67,206	60,632
Goodwill	25,381	23,761
Intangibles, net	323	403
Other assets	2,432	2,588
Total assets	$335,030	$326,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,565	$6,758
Accrued expenses	25,296	28,311
Convertible senior notes	104,135	103,100
Current portion of royalty interest obligation	—	276
Current portion of deferred revenue	1,426	1,426
Income taxes payable	31	139
Total current liabilities	136,453	140,010
Deferred revenue	9,152	9,508
Other liabilities	5,404	5,409
Total liabilities	151,009	154,927
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 36,343,731 shares issued and outstanding at March 31, 2015; 36,150,620 shares issued and outstanding at December 31, 2014	36	36
Additional paid-in capital	492,898	481,334
Accumulated deficit	(308,885)	(310,145)
Accumulated other comprehensive loss	(28)	(80)
Total stockholders’ equity	184,021	171,145
Total liabilities and stockholders’ equity	$335,030	$326,072

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Net product sales	$57,086	$35,742
Collaborative licensing and development revenue	356	252
Royalty revenue	874	668
Total revenues	58,316	36,662
Operating expenses:
Cost of goods sold	17,580	18,127
Research and development	5,967	5,204
Selling, general and administrative	31,428	22,589
Total operating expenses	54,975	45,920
Income (loss) from operations	3,341	(9,258)
Other (expense) income:
Interest income	155	42
Interest expense	(1,996)	(2,107)
Royalty interest obligation	(71)	(120)
Other, net	(117)	(34)
Total other expense, net	(2,029)	(2,219)
Income (loss) before income taxes	1,312	(11,477)
Income tax expense	(52)	—
Net income (loss)	$1,260	$(11,477)

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$0.03	$(0.34)
Weighted average common shares outstanding:
Basic	36,235	33,711
Diluted	41,779	33,711

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$1,260	$(11,477)
Other comprehensive income:
Net unrealized gain on investments	52	—
Total other comprehensive income	52	—
Comprehensive income (loss)	$1,312	$(11,477)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2015 (Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2014	36,151	$36	$481,334	$(310,145)	$(80)	$171,145
Exercise of stock options	193	—	4,047	—	—	4,047
Stock-based compensation	—	—	7,517	—	—	7,517
Net unrealized gain on investments	—	—	—	—	52	52
Net income	—	—	—	1,260	—	1,260
Balances at March 31, 2015	36,344	$36	$492,898	$(308,885)	$(28)	$184,021

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities:
Net income (loss)	$1,260	$(11,477)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of fixed assets and amortization of intangibles	2,743	2,603
Amortization of unfavorable lease obligation and debt issuance costs	122	122
Amortization of debt discount	1,035	1,035
Loss on disposal of fixed assets	—	8
Stock-based compensation	7,517	3,975
Changes in operating assets and liabilities:
Restricted cash	1,509	1,633
Accounts receivable, net	(2,145)	(1,379)
Inventories	(7,001)	193
Prepaid expenses and other current assets	372	237
Accounts payable and accrued expenses	(4,316)	(1,531)
Royalty interest obligation	(276)	(181)
Other liabilities	29	278
Deferred revenue	(356)	(252)
Net cash provided by (used in) operating activities	493	(4,736)
Investing activities:
Purchases of fixed assets	(9,237)	(3,808)
Purchases of short-term investments	(49,937)	(18,946)
Sales of short-term investments	59,631	32,772
Payment of contingent consideration	(1,620)	(999)
Net cash provided by (used in) investing activities	(1,163)	9,019
Financing activities:
Proceeds from exercise of stock options	4,047	1,964
Net cash provided by financing activities	4,047	1,964
Net increase in cash and cash equivalents	3,377	6,247
Cash and cash equivalents, beginning of period	37,520	12,515
Cash and cash equivalents, end of period	$40,897	$18,762
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$2,297	$2,251
Cash paid for income taxes	$160	$—

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Income taxes payable have been reclassified to conform to the current presentation. Therefore, these interim financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements at March 31, 2015, and for the three months ended March 31, 2015 and 2014, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Concentration of Major Customers

The Company’s customers are national and regional wholesalers of pharmaceutical products as well as commercial, collaborative and licensing partners. The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The table below includes the percentage of revenue comprised by the Company’s three largest customers (i.e., wholesalers or commercial partners) in each period presented:

	Three Months Ended
	March 31,
	2015	2014
Largest customer	29%	32%
Second largest customer	29%	29%
Third largest customer	28%	23%
	86%	84%

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2017, with early adoption not permitted. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial position.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$10,355	$9,263
Work-in-process	12,511	8,617
Finished goods	13,398	11,383
Total	$36,264	$29,263
NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Machinery and laboratory equipment	$30,167	$29,697
Computer equipment and software	3,932	3,754
Office furniture and equipment	1,001	1,001
Leasehold improvements	26,560	26,350
Construction in progress	28,323	19,944
Total	89,983	80,746
Less: accumulated depreciation	(22,777)	(20,114)
Fixed assets, net	$67,206	$60,632

For the three months ended March 31, 2015 and 2014, depreciation expense was $2.7 million and $2.1 million, respectively. For the three months ended March 31, 2015 and 2014, capitalized interest on the construction of manufacturing sites was $0.2 million and $0.1 million, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

In March 2007, the Company acquired from SkyePharma Holding, Inc., or Skyepharma, its California operating subsidiary, referred to herein as the Acquisition. The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL, as follows:

(i)	$10.0 million upon the first commercial sale in the United States (met April 2012);

(ii)	$4.0 million upon the first commercial sale in a major EU country (United Kingdom, France, Germany, Italy and Spain);

(iii)	$8.0 million when annual net sales collected reach $100.0 million (met September 2014);

(iv)	$8.0 million when annual net sales collected reach $250.0 million; and

(v)	$32.0 million when annual net sales collected reach $500.0 million.

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of annual EXPAREL net sales collected. For purposes of meeting future milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through March 31, 2015, the Company has recorded an additional $9.4 million as goodwill for earn-out payments which are based on a percentage of net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value of Goodwill
Balance at December 31, 2014	$23,761
Percentage payments on collections of net sales of EXPAREL	1,620
Balance at March 31, 2015	$25,381

Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

March 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,577)	$323	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,677)	$323

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,497)	$403	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,597)	$403

Amortization expense for intangible assets was $0.1 million for the three months ended March 31, 2015 and $0.5 million for the three months ended March 31, 2014. The approximate future amortization expense for intangible assets, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

Year	Future Amortization Expense
2015 (remaining nine months)	$242
2016	81
Total	$323

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	March 31,	December 31,
	2015	2014
Debt:
Convertible senior notes	$120,000	$120,000
Discount on debt	(15,865)	(16,900)
Total debt, net of debt discount	104,135	103,100
Royalty interest obligation	—	276
Total debt and financing obligations	$104,135	$103,376

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

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the Notes was 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Holders may convert their Notes prior to August 1, 2018, only if certain circumstances are met. One such circumstance which would allow conversion of the Notes during a calendar quarter would be if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2015, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until June 30, 2015. As of March 31, 2015, the Notes had a market price of $3,576 per $1,000 principal amount, compared to an estimated conversion value of $3,580. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $120.0 million in principal value and approximately $309.6 million of cash or issue approximately 3.5 million shares of its common stock (or a combination of cash and shares of its common stock at the Company's option) to settle the conversion premium as of March 31, 2015, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities. In February 2015, the Company received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which was paid in cash pursuant to the terms of the Indenture in April 2015. The Company elected to settle the conversion premium by issuing 44,287 shares of its common stock, calculated based on a daily volume-weighted adjusted price over a 40 trading-day observation period which ended on April 8, 2015.

While the Notes are classified in the Company’s consolidated balance sheets at March 31, 2015 and December 31, 2014 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to February 1, 2018, in the event that none of the conversion conditions are satisfied, the Notes would be reclassified as a long-term liability.

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

The following table sets forth the total interest expense recognized (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Contractual interest expense	$967	$975
Amortization of debt issuance costs	155	155
Amortization of debt discount	1,035	1,035
Total	$2,157	$2,165
Effective interest rate	7.19%	7.22%

NOTE 7—FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the FASB established a three-level hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of fair value measurements are:

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s Notes at March 31, 2015 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
March 31, 2015		Level 1	Level 2	Level 3
Convertible senior notes *	$104,135	$—	$429,075	$—
* The fair value of the Notes was based on the Company’s closing stock price of $88.85 per share at March 31, 2015 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 3.5 million shares or $309.6 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase, but less than one year. Long-term investments consist of corporate bonds with initial maturities greater than one year at the date of purchase. The net unrealized gains from the Company’s short-term and long-term investments are reported in other comprehensive income. At March 31, 2015, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At March 31, 2015, the Company’s short-term investments were rated A or better by Standard & Poor’s and had maturities ranging from 144 to 365 days from the date of purchase. The Company’s long-term investments were also rated A or better by Standard & Poor’s and had maturities ranging from 24 to 36 months from the date of purchase.

The following summarizes the Company’s investments at March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$38,377	$1	$(5)	$38,373
Commercial paper	1,749	1	—	1,750
Corporate bonds	73,884	2	(20)	73,866
Subtotal	114,010	4	(25)	113,989
Long-term:
Corporate bonds	19,945	9	(16)	19,938
Total	$133,955	$13	$(41)	$133,927

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$15,009	$—	$(9)	$15,000
Commercial paper	1,747	3	—	1,750
Corporate bonds	102,430	—	(42)	102,388
Subtotal	119,186	3	(51)	119,138
Long-term:
Corporate bonds	24,463	10	(42)	24,431
Total	$143,649	$13	$(93)	$143,569

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At March 31, 2015, the Company had no financial instruments that were measured using Level 3 inputs.

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

As of March 31, 2015, three customers each accounted for over 10% of the Company’s accounts receivable, at 32%, 29% and 27%, respectively. At December 31, 2014, three customers each accounted for over 10% of the Company’s accounts receivable, at 33%, 29% and 27%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of March 31, 2015 and December 31, 2014, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of goods sold	$1,103	$494
Research and development	1,510	1,577
Selling, general and administrative	4,904	1,904
Total	$7,517	$3,975

Stock-based compensation from:
Stock options (employee awards)	$6,309	$2,409
Stock options (consultant awards)	997	1,566
Employee stock purchase plan	211	—
Total	$7,517	$3,975

The following table summarizes the Company’s stock option activity and related information for the three months ended March 31, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,677,856	$35.78
Granted	92,550	98.22
Exercised	(193,111)	20.96
Forfeited	(70,644)	47.05
Outstanding at March 31, 2015	4,506,651	37.41

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net unrealized gains (losses) from available for sale investments:
Balance at beginning of period	$(80)	$5
Other comprehensive income before reclassifications	52	—
Amounts reclassified from accumulated other comprehensive income	—	—
Balance at end of period	$(28)	$5

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, warrants and the purchase of shares from the employee stock purchase plan (using the treasury stock method) as well as the conversion of the excess conversion value on the Notes. As discussed in Note 6, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash or shares of the Company’s common stock, at the Company’s option. For purposes of calculating the dilutive impact, it is presumed that the conversion premium will be settled in common stock. Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for the three months ended March 31, 2014, no potentially dilutive securities have been included in the computation of diluted net loss per share for that period.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Numerator:
Net income (loss)	$1,260	$(11,477)
Denominator:
Weighted average shares of common stock outstanding—basic	36,235	33,711
Computation of diluted securities:
Dilutive effect of stock options	1,885	—
Dilutive effect of convertible notes	3,652	—
Dilutive effect of warrants	6	—
Dilutive effect of employee stock purchase plan	1	—
Weighted average shares of common stock outstanding—diluted	41,779	33,711
Net income (loss) per share:
Basic and diluted net income (loss) per share of common stock	$0.03	$(0.34)

The following outstanding stock options, conversion premium on the Notes and warrants are antidilutive (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Weighted average number of stock options	1,323	3,866
Conversion premium on the Notes	—	3,071
Weighted average number of warrants	—	58
Total	1,323	6,995

NOTE 11—TAXES

Based upon its estimated annual effective tax rate, the Company recorded a $0.1 million tax provision for the three months ended March 31, 2015. This provision includes federal alternative minimum taxes as well as state income taxes. The Company’s effective tax rate for the three months ended March 31, 2015 was 4%. The difference between the effective and the statutory tax rates was due to the anticipated utilization of net operating loss carryforwards. There was no tax provision for the three months ended March 31, 2014 due to continued net operating losses.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California which run through August 2020 and its corporate headquarters in Parsippany, New Jersey which runs through March 2028. In

November 2014, the Company entered into lease contracts for additional research and development space at the Company’s Science Center Campus in San Diego. These leases will commence in August 2015 and expire in October 2020.

As of March 31, 2015, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2015 (remaining nine months)	$4,738
2016	7,263
2017	7,459
2018	7,660
2019	7,876
2020 through 2028	11,787
Total	$46,783

CrossLink Agreement

In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement. In February 2015, the Company entered into a Third Amendment to the Master Distributor Agreement (the “Third Amendment”) with CrossLink to, among other things, amend certain payment terms of the agreement and specify certain sub-distributors that may promote and sell EXPAREL under the agreement. Under the terms of the Third Amendment, in the event the Company terminates the agreement, a termination payment based on a percentage of earned performance-based fees will be due to CrossLink.

Litigation

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including those related to patents, product liability and government investigations. Except as described below, the Company is not presently a party to any litigation which it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

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

In April 2015, the Company received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. The Company intends to cooperate with the government’s inquiry. The Company can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome, or the impact, if any, of this inquiry or any proceedings on its business, financial condition, results of operations and cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications of EXPAREL, including nerve block, oral surgery, chronic pain and pediatrics; the related timing and success of a United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the adverse effects and impacts of FDA warning letters; the outcome of the pending U.S. Department of Justice inquiry; the Company’s plans to evaluate and pursue additional DepoFoam®-based product candidates; clinical studies in support of an existing or potential DepoFoam based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities and our ability and that of Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other reports as filed with the Securities and Exchange Commission, or SEC.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of March 31, 2015, our commercial stage products are EXPAREL and
DepoCyt(e):

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

We expect to continue to incur significant expenses as we commercialize EXPAREL; pursue the use of EXPAREL in additional indications, such as for nerve block, oral surgery, chronic pain and pediatrics; advance the development of DepoFoam-based product candidates, such as DepoMeloxicam and DepoTranexamic Acid; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch and expand and enhance our manufacturing capacity for EXPAREL.

Recent Highlights and Developments

•
Total revenues increased $21.7 million, or 59%, in the quarter ended March 31, 2015, as compared to the same period in 2014, primarily driven by EXPAREL product sales of $56.0 million. Our gross margin improved to 70% in the three months ended March 31, 2015, up from 50% for the same period in 2014. Additionally, we had net income for the second consecutive quarter on a GAAP (U.S. Generally Accepted Accounting Principles) basis of $1.3 million. This resulted in a basic and diluted net income per share of $0.03 in the first quarter of 2015 as compared to a net loss of $0.34 per share in the first quarter of 2014.

•	In March 2015, Pacira announced receipt of a Complete Response Letter from the FDA following a review of its sNDA for the use of EXPAREL in nerve block to provide postsurgical analgesia.

•
In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. We intend to cooperate with the government’s inquiry. We can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome, or the impact, if any, of this inquiry or any proceedings on our business, financial condition, results of operations and cash flows.

•
In September 2014, we received a warning letter from the FDA’s Office of Prescription Drug Promotion, or OPDP, pertaining to certain promotional aspects of EXPAREL, and in February 2015, an agreement was reached with the OPDP on the content and mechanisms for distribution of corrective action, which will consist of a Dear Healthcare Provider Letter and a corrective journal advertisement. We are actively working to ensure that our sales force and other promotional channels communicate the following points to customers thoroughly and accurately:

•
EXPAREL is indicated for administration into the surgical site to produce postsurgical analgesia. FDA approval of EXPAREL was based on pivotal trials conducted in excisional hemorrhoidectomy and bunionectomy surgical models, and thus, the basis for assessment of safety and efficacy was limited to those two procedures.

•
Regarding duration of efficacy in the hemorrhoidectomy trial, EXPAREL demonstrated a significant reduction in pain intensity scores compared to placebo for up to 24 hours. The primary endpoint of the study, cumulative pain scores over the first 72 hours, was statistically superior to placebo, however there was minimal to no difference in pain intensity scores between EXPAREL and placebo from 24 to 72 hours. There was a cumulative decrease in opioid consumption through 72 hours, the clinical benefit of which was not demonstrated.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and European Union. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees, milestone payments and reimbursement for development work from third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2015	2014
Net product sales:
EXPAREL	$55,951	$34,401	63%
DepoCyt(e)	1,135	1,341	(15)%
Total net product sales	57,086	35,742	60%
Collaborative licensing and development revenue	356	252	41%
Royalty revenue	874	668	31%
Total revenues	$58,316	$36,662	59%

EXPAREL revenue grew 63% in the three months ended March 31, 2015 compared to the same period in 2014, of which 54% was attributable to an increase in sales volume. The strong demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption in soft tissue procedures, as well as rapid adoption in orthopedic procedures. The remaining increase in EXPAREL revenue was due to a 5% price increase effective May 2014 coupled with changes in sales-related allowances and accruals, including volume rebates and chargebacks and returns allowances. DepoCyt(e) product sales decreased 15% in the three months ended March 31, 2015 compared to the same period in 2014, primarily due to a lower number of DepoCyt(e) lots sold to our commercial partners. The 41% increase in collaborative licensing and development revenue was primarily driven by the receipt of an $8.0 million non-refundable upfront payment in May 2014 from Mundipharma International Corporation Limited in connection with the grant of rights to DepoCyte in certain countries, which is being recognized on a straight-line basis over the contractual term.

Cost of Goods Sold

Cost of goods sold primarily relate to the costs to produce, package and deliver our products to customers. These expenses include labor, manufacturing overhead and occupancy costs, depreciation of facilities, royalty payments, quality control and engineering.

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product-related revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Decrease
	March 31,
	2015	2014
Cost of goods sold	$17,580	$18,127	(3)%
Gross margin *	70%	50%
* The gross margin calculation excludes collaborative licensing and development revenue.

The decrease in cost of goods sold and corresponding improvement in gross margins in the three months ended March 31, 2015 versus the same period in 2014 was due to a lower manufacturing cost per vial, which was driven by increased utilization of our facilities to manufacture EXPAREL. The improvement during the first quarter of 2015 reflects the addition of two new manufacturing lines at our Science Center Campus located in San Diego, California to increase production capacity and thereby offset the high fixed cost infrastructure at our EXPAREL manufacturing facility.

Research and Development Expense

Research and development expenses consist primarily of costs related to clinical studies and related outside services, stock-based compensation expenses and other research and development costs, including Phase 4 studies that are required as a condition of FDA approval or are conducted to generate new data such as dosing and administration techniques. Clinical study expenses include costs for clinical personnel, clinical studies performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development, medical information and other research and development expenses include personnel, equipment, materials and contractor costs for both new process development and new product candidates and toxicology studies. Stock-based compensation expenses largely relate to the costs of option grants to employees and consultants.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2015	2014
Clinical studies	$1,958	$1,775	10%
Product development, medical information and other	2,499	1,852	35%
Stock-based compensation	1,510	1,577	(4)%
Total research and development expense	$5,967	$5,204	15%
% of total revenues	10%	14%

Research and development expenses increased 15% in the three months ended March 31, 2015 compared to the same period in 2014. The increase in clinical studies was primarily due to an increase in our Phase 4 trials expense of $1.1 million partially offset by a $0.9 million decrease related to the conclusion of our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for total knee arthroplasty and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy. The remaining increase was primarily driven by increased headcount in the medical information support function.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to CrossLink BioScience, LLC, or CrossLink, for the promotion and sale of EXPAREL and expenses related to communicating health outcome benefits of EXPAREL patients and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, information technology, human resources, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expenses relate to the costs of option grants to employees and members of the Board of Directors.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase
	March 31,
	2015	2014
Sales and marketing	$18,008	$14,182	27%
General and administrative	8,516	6,503	31%
Stock-based compensation	4,904	1,904	158%
Total selling, general and administrative expenses	$31,428	$22,589	39%
% of total revenues	54%	62%

Selling, general and administrative expenses increased 39% in the three months ended March 31, 2015 compared to the same period in 2014.

Sales and marketing expenses increased by 27% in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to a $2.6 million increase in compensation and benefits driven by an increase in the number of field-based sales, medical and scientific affairs personnel. In addition, a $1.4 million increase in spending included commission based payments to CrossLink, educational initiatives and programs to create product awareness in the orthopedic market and other selling and promotional activities to support the growth of EXPAREL.

General and administrative expenses increased 31% in the three months ended March 31, 2015 compared to the same period in 2014 largely due to increases in compensation and benefits of $1.0 million associated with increased headcount, as well as increased costs for outside services in areas such as human resources, investor relations and legal to support the commercial and manufacturing growth of EXPAREL.

Stock-based compensation increased 158% in the three months ended March 31, 2015 compared to the same period in 2014 largely due to substantial increases in headcount and significantly higher grant date fair values of our stock options as a result of an increase in our stock price over the past year.

Other Income (Expense)

The following table provides information regarding our other income (expense) during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2015	2014
Interest income	$155	$42	269%
Interest expense	(1,996)	(2,107)	(5)%
Royalty interest obligation	(71)	(120)	(41)%
Other, net	(117)	(34)	244%
Total other expense, net	$(2,029)	$(2,219)	(9)%

Total other expense, net decreased by 9% in the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in interest income arising from higher cash and investment balances and higher capitalized interest.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2015	2014
Income tax expense	$52	$—	N/A
Effective tax rate	4%	—

For the three months ended March 31, 2015, we recorded a provision for income taxes based on our estimated tax liability for the year which includes federal alternative minimum taxes as well as state and local income taxes. Prior to the fourth quarter of 2014, there had been no provision for federal and state income taxes since we had incurred net operating losses since inception.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock, common stock, secured and unsecured notes, borrowings under debt facilities, product sales and collaborative licensing and development revenue.

We are highly dependent on the commercial success of EXPAREL, which was launched in April 2012. As of March 31, 2015, we had an accumulated deficit of $308.9 million, cash and cash equivalents, short-term investments and long-term investments of $174.8 million and working capital of $83.3 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$493	$(4,736)
Investing activities	(1,163)	9,019
Financing activities	4,047	1,964
Net increase in cash and cash equivalents	$3,377	$6,247

Operating Activities

During the three month period ended March 31, 2015, our net cash provided by operating activities was $0.5 million and during the three month period ended March 31, 2014, our net cash used in operating activities was $4.7 million. The $5.2 million change in net cash from operating activities was driven primarily by the shift from an $11.5 million net loss in the first quarter of 2014 to $1.3 million of net income in the same period in 2015 due to the significant increase in EXPAREL product sales coupled with improved gross margins, partially offset by a higher investment in inventory in the first quarter of 2015.

Investing Activities

During the three months ended March 31, 2015, our net cash used in investing activities was $1.2 million which reflected purchases of fixed assets of $9.2 million and contingent consideration payments of $1.6 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma, offset by net sales of short-term investments of $9.7 million. During the three months ended March 31, 2014, our net cash provided by investing activities was $9.0 million, which consisted of net sales of $13.8 million of short-term investments offset by $3.8 million in purchases of fixed assets and $1.0 million in payments of contingent consideration to Skyepharma.

Financing Activities

During the three months ended March 31, 2015 and 2014, our net cash provided by financing activities was $4.0 million and $2.0 million, respectively, which reflected proceeds from the exercise of stock options.

Convertible Senior Notes

On January 23, 2013, we completed a private offering of our $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of March 31, 2015, the outstanding principal on the Notes was $120.0 million.

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, may receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events (as outlined in the indenture governing the Notes), but will not be adjusted for any accrued and unpaid interest. Additionally, during any calendar quarter, the holders have the right to convert if our stock price closes at or above 130% of the conversion price then applicable (the “Consecutive Sales Price”) during a period of at least 20 out of the last 30 consecutive trading days of any given quarter.

During the three months ended March 31, 2015, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible at any time during the quarter ended June 30, 2015. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. In the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that all of the Notes are converted, we would be required to repay the $120.0 million in principal value and approximately $309.6 million of cash or issue approximately 3.5 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of March 31, 2015, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.

In February 2015, we received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which was paid in cash in April 2015 pursuant to the terms of an indenture agreement with respect to the Notes. We elected to settle the conversion premium by issuing 44,287 shares of our common stock, calculated based on a daily volume-weighted average price over a 40 trading-day observation period which ended on April 8, 2015.

See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the Notes.

Future Capital Requirements

We believe that our existing cash and cash equivalents, short- and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of the Notes and to service our indebtedness for at least the next 12 months.
Our future use of cash will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue to expand the commercialization of EXPAREL;

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of March 31, 2015, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies since December 31, 2014, however, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2014.
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
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end user. We also recognize revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e) upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with current Good Manufacturing Practices.
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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the three months ended March 31, 2015 and 2014 (in thousands):

March 31, 2015	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	117	1,139	830	350	2,436
Payments/Credits	(21)	(1,108)	(934)	(412)	(2,475)
Balance at March 31, 2015	$1,655	$606	$484	$259	$3,004

March 31, 2014	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2013	$897	$313	$266	$402	$1,878
Provision	181	706	500	327	1,714
Payments/Credits	(86)	(693)	(467)	(82)	(1,328)
Balance at March 31, 2014	$992	$326	$299	$647	$2,264
Total reductions of gross product sales from sales-related allowances and accruals were $2.4 million and $1.7 million, or 4.1% and 4.6% of gross product sales for the quarters ended March 31, 2015 and 2014, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL sales. The decrease in the percentage of sales-related allowances and accruals from 2014 to 2015 related primarily to a reduction in our estimate of product returns based on historical returns experience and a reduction in chargebacks offset by an increase in rebates due to accounts achieving higher sales volume. As a percentage of gross product sales, the prompt payment discounts and wholesaler service fees remained consistent from 2014 to 2015.

Contractual Obligations
In October 2013, we and CrossLink commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement. In February 2015, we entered into a Third Amendment to the Master Distributor Agreement (the “Third Amendment”) with CrossLink to, among other things, amend certain payment terms of the agreement and specify certain sub-distributors that may promote and sell EXPAREL under the agreement. Under the terms of the Third Amendment, in the event we terminate the agreement, a termination payment based on a percentage of earned performance-based fees will be due to CrossLink.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2015 by approximately $0.5 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, which may include commercial paper, government and non-government debt securities, asset-backed securities and/or money market funds that invest in such securities.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of March 31, 2015, we had approximately $0.6 million in receivables from customers denominated in currencies other than the United States dollar. A hypothetical 10% change in foreign exchange rates would have a potential impact on our revenue of approximately $0.2 million for the quarter ended March 31, 2015.

Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)                    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman and Senior Vice President, Chief Financial Officer and Head of Technical Operations, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with participation of our management, our President, Chief Executive Officer and Chairman and Senior Vice President, Chief Financial Officer and Head of Technical Operations concluded that our disclosure controls and procedures were effective as of March 31, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)                 Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against us and three of our current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding our business, operations, prospects and performance during the proposed class period of April 9, 2012 to September 24, 2014. We intend to vigorously defend all claims asserted, including by filing a motion to dismiss.

In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. We intend to cooperate with the government’s inquiry. We can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome, or the impact, if any, of this inquiry or any proceedings on our business, financial condition, results of operations and cash flows.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and set forth below, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014. The risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2014 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We are involved in an ongoing inquiry by the United States Department of Justice, the results of which could result in significant liability and have a material adverse effect on our sales, financial condition, results of operations and cash flows.

In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. We intend to cooperate with the government’s inquiry. We cannot estimate what impact this inquiry and any results from this inquiry or any proceedings could have on our business, financial condition, results of operations or cash flows. Cooperation with this inquiry may divert the attention of management and require the devotion of a substantial amount of time and resources. The existence of the inquiry could also adversely impact our sales activity or our customers’ perception of us or EXPAREL. Any of these impacts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If, as a result of this inquiry, proceedings are initiated and we are found to have violated one or more applicable laws, we may be subject to significant liability, including without limitation, civil fines, criminal fines and penalties, civil damages and exclusion from federal funded healthcare programs such as Medicare and Medicaid, as well as potential liability under the federal False Claims Act and state false claims acts, and/or be required to enter into a corporate integrity or other settlement with the government, any of which could materially affect our reputation, business, financial condition, results of operations and cash flows. Conduct giving rise to such liability could also form the basis for private civil litigation by third-party payors or other persons allegedly harmed by such conduct. In addition, if some of our existing business practices are challenged as unlawful, we may have to change those practices, including changes and impacts on the practices of our sales force, which could also have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business could be materially adversely affected if the FDA determines that we are promoting or have in the past promoted the “Off-label” use of drugs.

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Companies may not promote drugs for “Off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those that were approved by the FDA. For example, the FDA-approved label for EXPAREL does not include an indication in obstetrical paracervical block anesthesia. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States may choose, and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. Moreover, while we promote our products consistent with what we believe to be the approved indication for our drugs, the FDA may disagree. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

In September 2014, we received a warning letter from the OPDP pertaining to certain promotional aspects of EXPAREL, and in February 2015, agreement was reached with the OPDP on the content and mechanisms for distribution of corrective action, which will consist of a Dear Healthcare Provider Letter and a corrective journal advertisement. We are actively working to ensure that our sales force and other promotional channels communicate this point to customers thoroughly and accurately: EXPAREL is indicated for administration into the surgical site to produce postsurgical analgesia. However, the FDA might determine that our promotion of EXPAREL fails to comply with the FDA’s regulations and guidelines.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
 Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit No.	Description

10.1 †	Third Amendment to Master Distributor Agreement, dated February 20, 2015, between Pacira Pharmaceuticals, Inc. and CrossLink BioScience, LLC. *

10.2 +	Employment Agreement, dated November 29, 2012, between Pacira Pharmaceuticals, Inc. and Kristen Williams. *

10.3 +	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between Pacira Pharmaceuticals, Inc. and Kristen Williams. *

10.4 +	Amendment # 4 to Services Agreement, dated November 17, 2014, among Pacira Pharmaceuticals, Inc., MPM Asset Management LLC and Gary Patou. *

10.5 +	Amendment # 5 to Services Agreement, dated March 17, 2015, among Pacira Pharmaceuticals, Inc., MPM Asset Management LLC and Gary Patou. *

31.1	Certification of President, Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended. *

31.2	Certification of Senior Vice President, Chief Financial Officer and Head of Technical Operations pursuant to Rule 13a-14(a) and 15d-14(a), as amended. *

32.1	Certification of President, Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2
Certification of Senior Vice President, Chief Financial Officer and Head of Technical Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements. *

*                                     Filed herewith.

**                              Furnished herewith.

+    Denotes management contract or compensatory plan or arrangement.

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

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	April 30, 2015	/s/ DAVID STACK
David Stack
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	April 30, 2015	/s/ JAMES SCIBETTA
James Scibetta
Senior Vice President, Chief Financial Officer and Head of Technical Operations
(Principal Financial Officer)