Form 10-Q
period 2015-06-30
Pacira Pharmaceuticals, Inc.
filed 2015-07-30
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 26, 2015, 36,646,879 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$32,722	$37,520
Restricted cash	—	1,509
Short-term investments	120,425	119,138
Accounts receivable, net	24,281	22,366
Inventories, net	48,769	29,263
Prepaid expenses and other current assets	3,429	4,461
Total current assets	229,626	214,257
Long-term investments	17,941	24,431
Fixed assets, net	77,809	60,632
Goodwill	27,123	23,761
Intangibles, net	242	403
Other assets	2,252	2,588
Total assets	$354,993	$326,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,299	$6,758
Accrued expenses	26,790	28,311
Convertible senior notes	103,885	103,100
Current portion of royalty interest obligation	—	276
Current portion of deferred revenue	1,426	1,426
Income taxes payable	72	139
Total current liabilities	145,472	140,010
Deferred revenue	8,795	9,508
Other liabilities	5,447	5,409
Total liabilities	159,714	154,927
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 36,607,839 shares issued and outstanding at June 30, 2015; 36,150,620 shares issued and outstanding at December 31, 2014	37	36
Additional paid-in capital	504,146	481,334
Accumulated deficit	(308,877)	(310,145)
Accumulated other comprehensive loss	(27)	(80)
Total stockholders’ equity	195,279	171,145
Total liabilities and stockholders’ equity	$354,993	$326,072

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Net product sales	$58,062	$46,034	$115,146	$81,776
Collaborative licensing and development revenue	356	322	713	574
Royalty revenue	730	809	1,604	1,478
Total revenues	59,148	47,165	117,463	83,828
Operating expenses:
Cost of goods sold	18,929	19,954	36,509	38,081
Research and development	3,649	5,216	9,616	10,420
Selling, general and administrative	34,752	24,837	66,180	47,426
Total operating expenses	57,330	50,007	112,305	95,927
Income (loss) from operations	1,818	(2,842)	5,158	(12,099)
Other (expense) income:
Interest income	177	61	332	103
Interest expense	(1,940)	(2,079)	(3,935)	(4,185)
Royalty interest obligation	—	(136)	(71)	(256)
Loss on extinguishment of debt	(51)	—	(51)	—
Other, net	43	(41)	(74)	(77)
Total other expense, net	(1,771)	(2,195)	(3,799)	(4,415)
Income (loss) before income taxes	47	(5,037)	1,359	(16,514)
Income tax expense	(39)	—	(91)	—
Net income (loss)	$8	$(5,037)	$1,268	$(16,514)

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$0.00	$(0.14)	$0.03	$(0.48)
Weighted average common shares outstanding:
Basic	36,481	35,463	36,358	34,587
Diluted	41,445	35,463	41,612	34,587

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$8	$(5,037)	$1,268	$(16,514)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	1	(36)	53	(36)
Total other comprehensive income (loss)	1	(36)	53	(36)
Comprehensive income (loss)	$9	$(5,073)	$1,321	$(16,550)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2015 (Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2014	36,151	$36	$481,334	$(310,145)	$(80)	$171,145
Exercise of stock options	393	1	6,974	—	—	6,975
Shares issued under employee stock purchase plan	20	—	1,195	—	—	1,195
Stock-based compensation	—	—	14,813	—	—	14,813
Issuance of common stock upon conversion of convertible senior notes	44	—	3,930	—	—	3,930
Retirement of equity component of convertible senior notes	—	—	(4,100)	—	—	(4,100)
Net unrealized gain on investments	—	—	—	—	53	53
Net income	—	—	—	1,268	—	1,268
Balances at June 30, 2015	36,608	$37	$504,146	$(308,877)	$(27)	$195,279

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities:
Net income (loss)	$1,268	$(16,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	5,526	4,936
Amortization of unfavorable lease obligation and debt issuance costs	241	243
Amortization of debt discount	2,058	2,069
Loss on extinguishment of debt	51	—
Loss on disposal of fixed assets	—	157
Stock-based compensation	14,813	9,512
Changes in operating assets and liabilities:
Restricted cash	1,509	(535)
Accounts receivable, net	(1,915)	(5,955)
Inventories, net	(19,506)	(3,637)
Prepaid expenses and other current assets	1,032	(332)
Accounts payable and accrued expenses	5,018	5,226
Royalty interest obligation	(276)	(377)
Other liabilities	38	1,263
Deferred revenue	(713)	7,426
Net cash provided by operating activities	9,144	3,482
Investing activities:
Purchases of fixed assets	(22,542)	(9,831)
Purchases of short-term investments	(92,921)	(52,992)
Sales of short-term investments	98,179	56,941
Purchases of long-term investments	—	(13,481)
Payment of contingent consideration	(3,362)	(2,192)
Net cash used in investing activities	(20,646)	(21,555)
Financing activities:
Proceeds from follow-on public offering, net	—	110,407
Proceeds from exercise of stock options and warrants	6,975	3,351
Proceeds from shares issued under employee stock purchase plan	1,195	—
Conversion of principal and equity component of convertible senior notes	(1,466)	—
Net cash provided by financing activities	6,704	113,758
Net (decrease) increase in cash and cash equivalents	(4,798)	95,685
Cash and cash equivalents, beginning of period	37,520	12,515
Cash and cash equivalents, end of period	$32,722	$108,200
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$2,297	$2,583
Cash paid for income taxes	$159	$—
Non-cash investing and financing activities:
Issuance of stock from conversion of convertible senior notes	$3,930	$—

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, primarily for use in hospitals and ambulatory surgery centers. The Company’s lead product, EXPAREL® (bupivacaine liposome injectable suspension), which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved commercial product, DepoCyt(e), which the Company manufactures for its commercial partners.

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

The consolidated financial statements at June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Income taxes payable have been reclassified to conform to the current presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Concentration of Major Customers

The Company’s customers are national and regional wholesalers of pharmaceutical products as well as commercial, collaborative and licensing partners. The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company) without the wholesaler ever taking physical possession of the product. Shipments of EXPAREL are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The table below includes the percentage of revenue comprised by the Company’s three largest customers (i.e., wholesalers or commercial partners) in each period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Largest customer	32%	33%	31%	33%
Second largest customer	28%	29%	29%	29%
Third largest customer	27%	23%	27%	23%
	87%	85%	87%	85%

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this update on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$11,198	$9,263
Work-in-process	13,853	8,617
Finished goods	23,718	11,383
Total	$48,769	$29,263

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Machinery and laboratory equipment	$30,653	$29,697
Leasehold improvements	27,343	26,350
Computer equipment and software	4,037	3,754
Office furniture and equipment	1,001	1,001
Construction in progress	40,254	19,944
Total	103,288	80,746
Less: accumulated depreciation	(25,479)	(20,114)
Fixed assets, net	$77,809	$60,632

For the three months ended June 30, 2015 and 2014, depreciation expense was $2.7 million and $2.3 million, respectively. For the three months ended June 30, 2015 and 2014, capitalized interest on the construction of manufacturing sites was $0.2 million and $0.1 million, respectively.

For the six months ended June 30, 2015 and 2014, depreciation expense was $5.4 million and $4.3 million, respectively. For the six months ended June 30, 2015 and 2014, capitalized interest on the construction of manufacturing sites was $0.4 million and $0.1 million, respectively.

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of annual EXPAREL net sales collected. For purposes of meeting future milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through June 30, 2015, the Company has recorded an additional $11.2 million as goodwill for earn-out payments which are based on a percentage of net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value of Goodwill
Balance at December 31, 2014	$23,761
Percentage payments on collections of net sales of EXPAREL	3,362
Balance at June 30, 2015	$27,123

Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

June 30, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,658)	$242	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,758)	$242

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,497)	$403	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,597)	$403

Amortization expense for intangible assets was $0.1 million for both the three months ended June 30, 2015 and 2014. Amortization expense for intangible assets was $0.2 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. The approximate future amortization expense for intangible assets, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

Year	Future Amortization Expense
2015 (remaining six months)	$161
2016	81
Total	$242

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	June 30,	December 31,
	2015	2014
Debt:
Convertible senior notes	$118,534	$120,000
Discount on debt	(14,649)	(16,900)
Total debt, net of debt discount	103,885	103,100
Royalty interest obligation	—	276
Total debt and financing obligations	$103,885	$103,376

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

Holders may convert their Notes prior to August 1, 2018, only if certain circumstances are met. One such circumstance which would allow conversion of the Notes during a calendar quarter would be if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2015, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until September 30, 2015. As of June 30, 2015, the Notes had a market price of $2,855 per $1,000 principal amount, compared to an estimated conversion value of $2,849. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $118.5 million in principal value and approximately $219.2 million of cash or issue approximately 3.1 million shares of its common stock (or a combination of cash and shares of its common stock at the Company’s option) to settle the conversion premium as of June 30, 2015, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities. In February 2015, the Company received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which was paid in cash pursuant to the terms of the Indenture in April 2015. The Company elected to settle the conversion premium by issuing 44,287 shares of its common stock, calculated based on a daily volume-weighted adjusted price over a 40 trading-day observation period which ended on April 8, 2015. The Company realized a $0.1 million loss on the extinguishment of the converted Notes.

While the Notes are classified in the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to February 1, 2018, in the event that none of the conversion conditions are met in a given quarter, the Notes would be reclassified as a long-term liability.

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

The following table sets forth the total interest expense recognized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Contractual interest expense	$963	$975	$1,930	$1,950
Amortization of debt issuance costs	153	155	308	310
Amortization of debt discount	1,024	1,035	2,058	2,069
Capitalized interest	(200)	(86)	(361)	(144)
Total	$1,940	$2,079	$3,935	$4,185

Effective interest rate on the Notes	7.20%	7.22%	7.20%	7.22%

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Notes at June 30, 2015 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
June 30, 2015		Level 1	Level 2	Level 3
Convertible senior notes *	$103,885	$—	$338,415	$—

* The fair value of the Notes was based on the closing price of the Company’s common stock of $70.72 per share at June 30, 2015 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 3.1 million shares or $219.2 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of corporate bonds with maturities greater than one year. The net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At June 30, 2015, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At June 30, 2015, the Company’s short-term investments were rated A or better by Standard & Poor’s and had original maturities greater than three months and remaining maturities less than one year. The Company’s long-term investments were also rated A or better by Standard & Poor’s and had maturities ranging from one to three years.

The following summarizes the Company’s investments at June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$43,913	$3	$(5)	$43,911
Commercial paper	6,239	10	—	6,249
Corporate bonds	70,292	4	(31)	70,265
Subtotal	120,444	17	(36)	120,425
Long-term:
Corporate bonds	17,949	8	(16)	17,941
Total	$138,393	$25	$(52)	$138,366

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$15,009	$—	$(9)	$15,000
Commercial paper	1,747	3	—	1,750
Corporate bonds	102,430	—	(42)	102,388
Subtotal	119,186	3	(51)	119,138
Long-term:
Corporate bonds	24,463	10	(42)	24,431
Total	$143,649	$13	$(93)	$143,569

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At June 30, 2015, the Company had no financial instruments that were measured using Level 3 inputs.

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

As of June 30, 2015, three customers each accounted for over 10% of the Company’s accounts receivable, at 30%, 28% and 27%, respectively. At December 31, 2014, three customers each accounted for over 10% of the Company’s accounts receivable, at 33%, 29% and 27%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of June 30, 2015 and December 31, 2014, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$1,586	$641	$2,689	$1,135
Research and development	561	2,137	2,070	3,714
Selling, general and administrative	5,149	2,759	10,054	4,663
Total	$7,296	$5,537	$14,813	$9,512

Stock-based compensation from:
Stock options (employee awards)	$6,739	$3,550	$13,049	$5,960
Stock options (consultant awards)	(54)	1,987	942	3,552
Restricted stock units (employee awards)	369	—	369	—
Employee stock purchase plan	242	—	453	—
Total	$7,296	$5,537	$14,813	$9,512

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the plan, employees may elect to contribute after-tax earnings to purchase shares at 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2015, 19,883 shares were purchased under the plan.

Restricted Stock Units

In June 2015, the Company granted a mix of stock options and restricted stock units, or RSUs, to employees and the Board of Directors. The RSUs are authorized as part of the Company’s Amended and Restated 2011 Stock Incentive Plan, which was approved by the Company’s Board of Directors in April 2014 and stockholders in June 2014.

The following tables contain information about the Company’s stock option and RSU activity for the six months ended June 30, 2015:

Stock Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,677,856	$35.78
Granted	629,806	81.29
Exercised	(393,049)	17.74
Forfeited	(150,108)	57.57
Outstanding at June 30, 2015	4,764,505	42.60

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	224,296	79.43
Vested	—	—
Forfeited	(567)	79.43
Unvested at June 30, 2015	223,729	79.43

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net unrealized gains (losses) from available for sale investments:
Balance at beginning of period	$(80)	$5
Other comprehensive income (loss) before reclassifications	53	(36)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(27)	$(31)

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants, the vesting of RSUs and the purchase of shares from the employee stock purchase plan (using the treasury stock method) as well as the conversion of the excess conversion value on the Notes. As discussed in Note 6, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash or shares of the Company’s common stock, at the Company’s option. For purposes of calculating the dilutive impact, it is presumed that the conversion premium will be settled in common stock. Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for the three and six months ended June 30, 2014, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$8	$(5,037)	$1,268	$(16,514)
Denominator:
Weighted average shares of common stock outstanding—basic	36,481	35,463	36,358	34,587
Computation of diluted securities:
Dilutive effect of stock options	1,680	—	1,782	—
Dilutive effect of conversion premium on the Notes	3,277	—	3,465	—
Dilutive effect of warrants	6	—	6	—
Dilutive effect of employee stock purchase plan	1	—	1	—
Weighted average shares of common stock outstanding—diluted	41,445	35,463	41,612	34,587
Net income (loss) per share:
Basic and diluted net income (loss) per share of common stock	$0.00	$(0.14)	$0.03	$(0.48)

The following outstanding stock options, conversion premium on the Notes and warrants are antidilutive in the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average number of stock options	1,738	4,146	1,530	4,006
Conversion premium on the Notes	—	3,259	—	3,165
Weighted average number of warrants	—	46	—	52
Total	1,738	7,451	1,530	7,223

NOTE 11—TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Income (loss) before income taxes:
Domestic	$352	$(5,037)	$2,238	$(16,514)
Foreign	(305)	—	(879)	—
Total income (loss) before income taxes	$47	$(5,037)	$1,359	$(16,514)

The provision for income taxes is recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the annual effective tax rate is the result of a mix of profits and losses the Company and its subsidiaries earn in multiple tax jurisdictions with different income tax rates. The tax provisions reflect federal alternative minimum taxes as well as state income taxes. Based upon its estimated annual effective tax rate, the Company recorded tax provisions of less than $0.1 million for both the three and six months ended June 30, 2015. The Company’s effective tax rates for the three and six months ended June 30, 2015 were 83% and 7%, respectively. The 83% effective tax rate primarily reflects the impact of the domestic and foreign mix of taxable income and losses and the unrecognized tax benefits related to foreign net operating losses. The 7% effective tax rate primarily reflects the anticipated utilization of domestic net operating loss carryforwards. There was no tax provision for the three and six months ended June 30, 2014 due to net operating losses since inception.

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

As of June 30, 2015, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2015 (remaining six months)	$3,381
2016	7,263
2017	7,459
2018	7,660
2019	7,876
2020 through 2028	11,787
Total	$45,426

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

On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and several of its current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The plaintiff amended the lawsuit on May 29, 2015. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 24, 2014 to April 29, 2015. The Company is vigorously defending all claims asserted, including by filing a motion to dismiss. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings will have a material adverse effect on the Company.

In April 2015, the Company received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. The Company is cooperating with the government’s inquiry. The Company can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome, or the impact, if any, of this inquiry or any proceedings on its business, financial condition, results of operations and cash flows.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications and opportunities of EXPAREL, including nerve block, oral surgery, chronic pain and pediatrics; the related timing and success of a United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the adverse effects and impacts of FDA warning letters; the outcome of the pending U.S. Department of Justice inquiry; the Company’s plans to evaluate and pursue additional DepoFoam®-based product candidates; clinical studies in support of an existing or potential DepoFoam based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities and our ability and that of Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of June 30, 2015, our commercial stage products are EXPAREL and
DepoCyt(e):

•
EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic indicated for single-dose administration into the surgical site to produce postsurgical analgesia, and was approved by the FDA on October 28, 2011. We commercially launched EXPAREL in April 2012. We drop-ship EXPAREL directly to the end user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers.

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

Recent Highlights and Developments

•
Total revenues increased $12.0 million, or 25%, in the three months ended June 30, 2015, as compared to the same period in 2014, primarily driven by EXPAREL product sales of $57.0 million. Our gross margin improved to 68% in the three months ended June 30, 2015, up from 57% for the same period in 2014. For the six months ended June 30, 2015 as compared to June 30, 2014, total revenues increased $33.6 million, or 40%, and our gross margin improved to 69%, up from 54%. Additionally, we had net income for the third consecutive quarter.

•
In May 2015, we received feedback from the FDA’s Division of Anesthesia, Analgesia, and Addiction Products, or DAAAP, of the Center for Drug Evaluation and Research on an EXPAREL DepoFoam spray manufacturing process. Based on this feedback, we intend to pursue the manufacturing of DepoFoam-based products using the spray process.

•
In March 2015, we received a Complete Response Letter from the FDA following a review of our sNDA for the use of EXPAREL in nerve block to provide postsurgical analgesia, and in May 2015 we completed the end-of-review process with the DAAAP. Based upon FDA guidance that the expected use of EXPAREL will be for a broad spectrum of nerve blocks and not limited to the narrow indication of a single nerve block, we plan to conduct additional Phase 3 studies for upper extremity and lower extremity nerve blocks, and expect to initiate these studies by the end of 2015.

•
In April 2015, we received a subpoena from the U.S. Department of Justice, or DOJ, U.S. Attorney’s Office for the District of New Jersey requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. We are cooperating with the government’s inquiry. We can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome, or the impact, if any, of this inquiry or any proceedings on our business, financial condition, results of operations and cash flows.

•
In September 2014, we received a warning letter from the FDA’s Office of Prescription Drug Promotion, or OPDP, pertaining to certain promotional aspects of EXPAREL, and in February 2015, an agreement was reached with the OPDP on the content and mechanisms for distribution of a Dear Healthcare Provider Letter and a corrective journal advertisement. We received a close-out letter in July 2015. We have communicated to our sales force and through other promotional channels the following points to customers thoroughly and accurately:

•
EXPAREL is indicated for single-dose administration into the surgical site to produce postsurgical analgesia. FDA approval of EXPAREL was based on pivotal trials conducted in excisional hemorrhoidectomy and bunionectomy surgical models, and thus, the basis for assessment of safety and efficacy is limited to those two procedures.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2015	2014		2015	2014
Net product sales:
EXPAREL	$56,977	$44,914	27%	$112,927	$79,316	42%
DepoCyt(e)	1,085	1,120	(3)%	2,219	2,460	(10)%
Total net product sales	58,062	46,034	26%	115,146	81,776	41%
Collaborative licensing and development revenue	356	322	11%	713	574	24%
Royalty revenue	730	809	(10)%	1,604	1,478	9%
Total revenues	$59,148	$47,165	25%	$117,463	$83,828	40%

EXPAREL revenue grew 27% and 42% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to increases in sales volume of 18% and 34% in those periods. The strong demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption in soft tissue and orthopedic procedures. The remaining increase in EXPAREL revenue was due to 5% price increases effective May 2014 and April 2015, coupled with changes in sales-related allowances and accruals, including volume rebates and chargebacks and returns allowances. DepoCyt(e) product sales decreased 3% and 10% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. DepoCyt(e) product sales decreased in 2015 versus 2014 primarily as a result of a drop in the value of the Euro. The 11% and 24% increases in collaborative licensing and development revenue in the three and six months ended June 30, 2015, respectively, was primarily driven by the receipt of an $8.0 million non-refundable upfront payment in May 2014 from Mundipharma International Corporation Limited, or Mundipharma, in connection with the grant of rights to DepoCyt(e) in certain countries, which is being recognized on a straight-line basis over the contractual term which expires in June 2033.

Cost of Goods Sold

Cost of goods sold primarily relate to the costs to produce, package and deliver our products to customers. These expenses include labor, raw materials, manufacturing overhead and occupancy costs, depreciation of facilities, royalty payments, quality control and engineering.

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product-related revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2015	2014		2015	2014
Cost of goods sold	$18,929	$19,954	(5)%	$36,509	$38,081	(4)%
Gross margin *	68%	57%		69%	54%
* The gross margin calculation excludes collaborative licensing and development revenue.

The decrease in cost of goods sold in the three and six months ended June 30, 2015 versus the same periods in 2014 was due to a lower manufacturing cost per vial, which was driven by increased utilization of our facilities to manufacture EXPAREL. The improvement in the gross margin for the three and six months ended June 30, 2015 as compared to the same periods in 2014 reflects the addition of a third manufacturing line dedicated to EXPAREL to increase production capacity and thereby offset the high fixed cost infrastructure at our manufacturing facilities located in San Diego, California. Also included in cost of goods sold in the three and six months ended June 30, 2015 are $4.2 million of unplanned shutdown and other charges.

Research and Development Expenses

Research and development expenses consist primarily of costs related to clinical studies and related outside services, stock-based compensation expenses and other research and development costs, including Phase 4 studies that are required as a condition of FDA approval or are conducted to generate new data such as dosing and administration techniques. Clinical study expenses include costs for clinical personnel, clinical studies performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other expenses include development costs for our pipeline products and medical information expenses, which include personnel, equipment, materials and contractor costs for both new process development and new product candidates, toxicology studies and facility costs for our research space. Stock-based compensation expenses largely relate to the costs of option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2015	2014		2015	2014
Clinical studies	$1,205	$1,813	(34)%	$3,162	$3,589	(12)%
Product development and other	1,883	1,266	49%	4,384	3,117	41%
Stock-based compensation	561	2,137	(74)%	2,070	3,714	(44)%
Total research and development expense	$3,649	$5,216	(30)%	$9,616	$10,420	(8)%
% of total revenues	6%	11%		8%	12%

Research and development expenses decreased 30% and 8% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases were largely due to a $1.6 million decrease in stock-based compensation expense in both periods resulting from the requirement to revalue non-employee options periodically until they vest. There was also a $0.6 million and a $0.4 million decrease in clinical study expense in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to the completion of our Phase 2/3 pivotal trial for EXPAREL administered as a femoral nerve block for total knee arthroplasty in 2014. The decreases in clinical study expense were partially offset by increases in research grants and trial related expenses for Phase 4 studies to demonstrate the safety of EXPAREL in the presence of Bupivacaine Spinal Block and Femoral Block. These decreases were partially offset by a $0.6 million and a $1.3 million increase in product development and other expenses in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, which was primarily attributable to the development of a new EXPAREL DepoFoam spray manufacturing process and increased spending on medical information services. We also increased the investment in our pipeline for our drug candidates DepoTranexamic Acid and DepoMeloxicam.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to CrossLink BioScience, LLC, or CrossLink, for the promotion and sale of EXPAREL and expenses related to communicating health outcome benefits of EXPAREL patients and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory, compliance, information technology, human resources, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expenses relate to the costs of option grants, RSUs awards, and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2015	2014		2015	2014
Sales and marketing	$19,519	$15,681	24%	$37,526	$29,864	26%
General and administrative	10,084	6,397	58%	18,600	12,899	44%
Stock-based compensation	5,149	2,759	87%	10,054	4,663	116%
Total selling, general and administrative expenses	$34,752	$24,837	40%	$66,180	$47,426	40%
% of total revenues	59%	53%		56%	57%

Selling, general and administrative expenses increased 40% in both the three and six months ended June 30, 2015 compared to the same periods in 2014.

Sales and marketing expenses increased by 24% and 26% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to $2.2 million and $4.8 million increases in compensation and benefits driven by an increase in the number of field-based sales and medical affairs personnel. In addition, the three and six month periods ended June 30, 2015 reflected $1.6 million and $3.0 million increases in spending, respectively, which included payments to CrossLink, educational initiatives and programs to create product awareness in the orthopedic market and other selling and promotional activities to support the growth of EXPAREL.

General and administrative expenses increased 58% and 44% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, largely due to increases in legal costs of $2.4 million and $2.6 million, which included legal fees for the DOJ subpoena received in April 2015, lawsuit support and FDA-related activities. In the corresponding periods, increases in personnel led to increased compensation and benefits expense of $0.4 million and $1.5 million, respectively. Additionally, in the three and six months ended June 30, 2015, there were increases of $0.7 million and $1.4 million in costs, respectively, primarily to support human resources, compliance and corporate communications activities.

Stock-based compensation increased 87% and 116% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 largely due to substantial increases in headcount and significantly higher grant date fair values of our stock options.

Other Income (Expense)

The following table provides the components of other income (expense) during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2015	2014		2015	2014
Interest income	$177	$61	190%	$332	$103	222%
Interest expense	(1,940)	(2,079)	(7)%	(3,935)	(4,185)	(6)%
Royalty interest obligation	—	(136)	(100)%	(71)	(256)	(72)%
Loss on extinguishment of debt	(51)	—	N/A	(51)	—	N/A
Other, net	43	(41)	N/A	(74)	(77)	(4)%
Total other expense, net	$(1,771)	$(2,195)	(19)%	$(3,799)	$(4,415)	(14)%

Total other expense, net decreased by 19% and 14% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to an increase in interest income arising from higher cash and investment balances, a decrease in interest expense due to higher capitalized interest and a decrease in royalty interest expense due to the expiration of our DepoCyt(e) royalty obligation.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percentage changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Six Months Ended		% Increase / (Decrease)
	June 30,			June 30,
	2015	2014		2015	2014
Income tax expense	$(39)	$—	N/A	$(91)	$—	N/A
Effective tax rate	83%	—		7%	—

The provision for income taxes is recorded based upon the current estimate of our annual effective tax rate. Generally, the annual effective tax rate is the result of a mix of profits and losses we and our subsidiaries earn in multiple tax jurisdictions with different income tax rates. The tax provisions reflect federal alternative minimum taxes as well as state income taxes. Based upon our estimated annual effective tax rate, we have recorded tax provisions of less than $0.1 million for both the three and six months ended June 30, 2015. The 83% effective tax rate for the three months ended June 30, 2015 primarily reflects the impact of the domestic and foreign mix of taxable income and losses and the unrecognized tax benefits related to foreign net operating losses. The 7% effective tax rate for the six months ended June 30, 2015 primarily reflects the anticipated utilization of domestic net operating loss carryforwards. Prior to the fourth quarter of 2014, there had been no provision for federal and state income taxes since we had incurred net operating losses since inception.

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

We are highly dependent on the commercial success of EXPAREL, which was launched in April 2012. As of June 30, 2015, we had an accumulated deficit of $308.9 million, cash and cash equivalents, short-term investments and long-term investments of $171.1 million and working capital of $84.2 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$9,144	$3,482
Investing activities	(20,646)	(21,555)
Financing activities	6,704	113,758
Net (decrease) increase in cash and cash equivalents	$(4,798)	$95,685

Operating Activities

During the six months ended June 30, 2015, our net cash provided by operating activities was $9.1 million, which largely resulted from strong revenues and a significantly improved gross margin. Positive cash flow from operations reflected net income of $1.3 million plus $22.7 million in add backs of non-cash expenses composed of stock-based compensation, depreciation and amortization expenses, partially offset by a $14.8 million net investment in operating assets and liabilities, including a substantial investment in inventory. During the six months ended June 30, 2014, our net cash provided by operating activities was $3.5 million. Operating uses of cash included a $16.5 million net loss, increased investments in inventory and higher accounts receivable balances which were more than offset by $9.5 million of non-cash stock-based compensation expense, $7.2 million of non-cash depreciation and amortization expense and an $8.0 million upfront payment from Mundipharma in connection with the extension and expansion of their existing supply and distribution agreements for DepoCyte.

Investing Activities

During the six months ended June 30, 2015, our net cash used in investing activities was $20.6 million which reflected purchases of fixed assets of $22.5 million and contingent consideration payments of $3.4 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma, partially offset by $5.3 million of short-term investment maturities, net of purchases. During the six months ended June 30, 2014, our net cash used in investing activities was $21.6 million, which consisted of $9.8 million in purchases of fixed assets, net purchases of $9.5 million of short-term and long-term investments, and $2.2 million in contingent consideration payments to Skyepharma.

Financing Activities

During the six months ended June 30, 2015, our net cash provided by financing activities was $6.7 million, which reflects proceeds from the exercise of stock options of $7.0 million and proceeds from the issuance of shares under our employee stock purchase plan of $1.2 million. The increase was partially offset by $1.5 million of cash used to settle the conversion of our senior notes. During the six months ended June 30, 2014, our net cash provided by financing activities was $113.8 million, which reflected net proceeds of $110.4 million from the sale of 1,840,000 shares of common stock in an underwritten public offering and proceeds from the exercise of stock options and warrants of $3.4 million.

Convertible Senior Notes

On January 23, 2013, we completed a private offering of our $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of June 30, 2015, the outstanding principal on the Notes was $118.5 million.

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

During the three months ended June 30, 2015, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible at any time during the quarter ended September 30, 2015. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. In the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that all of the Notes are converted, we would be required to repay the $118.5 million in principal value and approximately $219.2 million of cash or issue approximately 3.1 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of June 30, 2015, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.

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

Future Capital Requirements

We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of the Notes and to service our indebtedness for at least the next 12 months.
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

•	the timing of and extent to which the holders of our Notes elect to convert the Notes;

•	the cost and timing of potential milestone payments to Skyepharma;

•
the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval and costs of development for our other product candidates; and

•	the extent to which we acquire or invest in products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of June 30, 2015, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies since December 31, 2014. However, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2014.
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
Returns Allowances
We allow customers to return product that is damaged or received in error. In addition, we allow EXPAREL to be returned beginning six months prior to, and twelve months following, product expiration. As EXPAREL is a recently commercially available product, we estimate our sales returns reserve based on return history from other hospital-based products with similar distribution models and our historical experience, which we believe is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.

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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the six months ended June 30, 2015 and 2014 (in thousands):

June 30, 2015	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	178	2,306	1,665	695	4,844
Payments/Credits	(43)	(2,307)	(1,676)	(666)	(4,692)
Balance at June 30, 2015	$1,694	$574	$577	$350	$3,195

June 30, 2014	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2013	$897	$313	$266	$402	$1,878
Provision	416	1,626	1,152	761	3,955
Payments/Credits	(135)	(1,496)	(1,044)	(198)	(2,873)
Balance at June 30, 2014	$1,178	$443	$374	$965	$2,960
Total reductions of gross product sales from sales-related allowances and accruals were $4.8 million and $4.0 million, or 4.0% and 4.6% of gross product sales for the six months ended June 30, 2015 and 2014, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL sales. The decrease in the percentage of sales-related allowances and accruals from the six months ended June 30, 2014 to 2015 related primarily to a reduction in our estimate of product returns based on historical returns experience and a reduction in chargebacks offset by an increase in rebates due to accounts achieving higher sales volume. As a percentage of gross product sales, the prompt payment discounts and wholesaler service fees remained consistent from the six months ended June 30, 2014 to 2015.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2015 by approximately $0.4 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, which may include commercial paper, government and non-government debt securities, asset-backed securities and/or money market funds that invest in such securities.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of June 30, 2015, we had approximately $1.2 million in receivables from customers denominated in currencies other than the United States dollar. A hypothetical 10% change in foreign exchange rates would have a potential impact on our revenue of approximately $0.1 million for the quarter ended June 30, 2015.

 Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)                    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our President, Chief Executive Officer and Chairman and Senior Vice President, Chief Financial Officer and Head of Technical Operations, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with participation of our management, our President, Chief Executive Officer and Chairman and Senior Vice President, Chief Financial Officer and Head of Technical Operations concluded that our disclosure controls and procedures were effective as of June 30, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)                 Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against us and several of our current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The plaintiff amended the lawsuit on May 29, 2015. The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding our business, operations, prospects and performance during the proposed class period of February 24, 2014 to April 29, 2015. We are vigorously defending all claims asserted, including by filing a motion to dismiss.

In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. We are cooperating with the government’s inquiry. We can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome, or the impact, if any, of this inquiry or any proceedings on our business, financial condition, results of operations and cash flows.

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

In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. We are cooperating with the government’s inquiry. We cannot estimate what impact this inquiry and any results from this inquiry or any proceedings could have on our business, financial condition, results of operations or cash flows. Cooperation with this inquiry may divert the attention of management and require the devotion of a substantial amount of time and resources. The existence of the inquiry could also adversely impact our sales activity or our customers’ perception of us or EXPAREL. Any of these impacts could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In September 2014, we received a warning letter from the OPDP pertaining to certain promotional aspects of EXPAREL, and in February 2015, agreement was reached with the OPDP on the content and mechanisms for distribution of a Dear Healthcare Provider Letter and a corrective journal advertisement, and in July 2015 the Company received a close-out letter. We have communicated to our sales force and through other promotional channels that EXPAREL is indicated for single-dose administration into the surgical site to produce postsurgical analgesia. However, the FDA might determine that our promotion of EXPAREL fails to comply with the FDA’s regulations and guidelines.

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

10.1 †
Third Amendment to Commercial Outsourcing Services Agreement, dated April 29, 2015 and effective as of December 1, 2014, between Pacira Pharmaceuticals, Inc. and Integrated Commercialization Solutions, Inc.*

10.2 +	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between Pacira Pharmaceuticals, Inc. and David Stack.*

10.3 +	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between Pacira Pharmaceuticals, Inc. and James Scibetta.*

10.4 +	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between Pacira Pharmaceuticals, Inc. and Taunia Markvicka.*

10.5 +	Amendment No. 2 to Employment Agreement, dated June 30, 2015, between Pacira Pharmaceuticals, Inc. and Kristen Williams.*

10.6 +	Form of Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan.*

10.7 +	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan.*

31.1	Certification of President, Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Senior Vice President, Chief Financial Officer and Head of Technical Operations pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of President, Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2
Certification of Senior Vice President, Chief Financial Officer and Head of Technical Operations pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

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

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	July 30, 2015	/s/ DAVID STACK
David Stack
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	July 30, 2015	/s/ JAMES SCIBETTA
James Scibetta
Senior Vice President, Chief Financial Officer and Head of Technical Operations
(Principal Financial Officer)