Form 10-Q
period 2015-09-30
Pacira Pharmaceuticals, Inc.
filed 2015-10-27
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of October 25, 2015, 36,757,420 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$30,522	$37,520
Restricted cash	—	1,509
Short-term investments	115,916	119,138
Accounts receivable, net	25,919	22,366
Inventories, net	56,132	29,263
Prepaid expenses and other current assets	4,611	4,461
Total current assets	233,100	214,257
Long-term investments	17,921	24,431
Fixed assets, net	86,323	60,632
Goodwill	28,888	23,761
Intangibles, net	161	403
Other assets	2,595	2,588
Total assets	$368,988	$326,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,471	$6,758
Accrued expenses	30,295	28,311
Convertible senior notes	104,907	103,100
Current portion of royalty interest obligation	—	276
Current portion of deferred revenue	1,426	1,426
Income taxes payable	312	139
Total current liabilities	145,411	140,010
Deferred revenue	8,439	9,508
Other liabilities	6,125	5,409
Total liabilities	159,975	154,927
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 36,735,981 shares issued and outstanding at September 30, 2015; 36,150,620 shares issued and outstanding at December 31, 2014	37	36
Additional paid-in capital	514,796	481,334
Accumulated deficit	(305,791)	(310,145)
Accumulated other comprehensive loss	(29)	(80)
Total stockholders’ equity	209,013	171,145
Total liabilities and stockholders’ equity	$368,988	$326,072

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Net product sales	$61,150	$50,920	$176,297	$132,697
Collaborative licensing and development revenue	357	357	1,069	930
Royalty revenue	706	771	2,310	2,249
Total revenues	62,213	52,048	179,676	135,876
Operating expenses:
Cost of goods sold	15,901	20,391	52,409	58,472
Research and development	5,893	4,425	15,509	14,844
Selling, general and administrative	35,310	28,217	101,490	75,643
Total operating expenses	57,104	53,033	169,408	148,959
Income (loss) from operations	5,109	(985)	10,268	(13,083)
Other (expense) income:
Interest income	171	134	504	237
Interest expense	(1,905)	(2,037)	(5,842)	(6,222)
Royalty interest obligation	—	(73)	(71)	(330)
Loss on extinguishment of debt	—	—	(51)	—
Other, net	(8)	(43)	(82)	(120)
Total other expense, net	(1,742)	(2,019)	(5,542)	(6,435)
Income (loss) before income taxes	3,367	(3,004)	4,726	(19,518)
Income tax expense	(281)	—	(372)	—
Net income (loss)	$3,086	$(3,004)	$4,354	$(19,518)

Net income (loss) per share:
Basic net income (loss) per common share	$0.08	$(0.08)	$0.12	$(0.56)
Diluted net income (loss) per common share	$0.08	$(0.08)	$0.11	$(0.56)
Weighted average common shares outstanding:
Basic	36,663	35,943	36,460	35,039
Diluted	41,043	35,943	41,422	35,039

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited) (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$3,086	$(3,004)	$4,354	$(19,518)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(2)	39	51	3
Total other comprehensive income (loss)	(2)	39	51	3
Comprehensive income (loss)	$3,084	$(2,965)	$4,405	$(19,515)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (Unaudited) (In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2014	36,151	$36	$481,334	$(310,145)	$(80)	$171,145
Exercise of stock options	521	1	8,797	—	—	8,798
Shares issued under employee stock purchase plan	20	—	1,195	—	—	1,195
Stock-based compensation	—	—	23,640	—	—	23,640
Issuance of common stock upon conversion of convertible senior notes	44	—	3,930	—	—	3,930
Retirement of equity component of convertible senior notes	—	—	(4,100)	—	—	(4,100)
Net unrealized gain on investments	—	—	—	—	51	51
Net income	—	—	—	4,354	—	4,354
Balances at September 30, 2015	36,736	$37	$514,796	$(305,791)	$(29)	$209,013

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended
	September 30,
	2015	2014
		(Note 2)
Operating activities:
Net income (loss)	$4,354	$(19,518)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	8,356	7,328
Amortization of unfavorable lease obligation and debt issuance costs	361	365
Amortization of debt discount	3,080	3,104
Loss on extinguishment of debt	51	—
Loss on disposal of fixed assets	—	157
Stock-based compensation	23,640	17,199
Changes in operating assets and liabilities:
Restricted cash	1,509	(196)
Accounts receivable, net	(3,553)	(5,927)
Inventories, net	(26,869)	(8,105)
Prepaid expenses and other assets	(647)	(696)
Accounts payable and accrued expenses	2,034	9,560
Royalty interest obligation	(276)	(641)
Other liabilities	990	2,142
Deferred revenue	(1,069)	7,070
Net cash provided by operating activities	11,961	11,842
Investing activities:
Purchases of fixed assets	(32,146)	(14,161)
Purchases of short-term investments	(125,197)	(140,410)
Sales of short-term investments	134,984	68,016
Purchases of long-term investments	—	(24,465)
Payment of contingent consideration	(5,127)	(11,720)
Net cash used in investing activities	(27,486)	(122,740)
Financing activities:
Proceeds from follow-on public offering, net	—	110,407
Proceeds from exercise of stock options and warrants	8,798	5,732
Proceeds from shares issued under employee stock purchase plan	1,195	—
Conversion of principal and equity component of convertible senior notes	(1,466)	—
Net cash provided by financing activities	8,527	116,139
Net (decrease) increase in cash and cash equivalents	(6,998)	5,241
Cash and cash equivalents, beginning of period	37,520	12,515
Cash and cash equivalents, end of period	$30,522	$17,756
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$4,224	$4,873
Cash paid for income taxes	$199	$—
Non-cash investing and financing activities:
Issuance of stock from conversion of convertible senior notes	$3,930	$—
Purchases of fixed assets accrued but not paid	$1,660	$616

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. The Company’s lead product, EXPAREL® (bupivacaine liposome injectable suspension), which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved commercial product, DepoCyt(e), which the Company manufactures for its commercial partners.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The consolidated financial statements at September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Largest customer	33%	34%	32%	33%
Second largest customer	29%	29%	30%	29%
Third largest customer	27%	24%	28%	23%
	89%	87%	90%	85%

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This latest standard defers the effective date of revenue standard ASU 2014-09 by one year and permits early adoption on a limited basis. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact of these updates on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard is effective for the Company prospectively beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$16,096	$9,263
Work-in-process	8,866	8,617
Finished goods	31,170	11,383
Total	$56,132	$29,263

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Machinery and laboratory equipment	$31,682	$29,697
Leasehold improvements	30,213	26,350
Computer equipment and software	4,037	3,754
Office furniture and equipment	1,484	1,001
Construction in progress	44,009	19,944
Total	111,425	80,746
Less: accumulated depreciation	(25,102)	(20,114)
Fixed assets, net	$86,323	$60,632

For the three months ended September 30, 2015 and 2014, depreciation expense was $2.8 million and $2.3 million, respectively. For the three months ended September 30, 2015 and 2014, capitalized interest on the construction of manufacturing sites was $0.2 million and $0.1 million, respectively.

For the nine months ended September 30, 2015 and 2014, depreciation expense was $8.1 million and $6.7 million, respectively. For the nine months ended September 30, 2015 and 2014, capitalized interest on the construction of manufacturing sites was $0.6 million and $0.3 million, respectively.

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

All earn-out payments are treated as additional costs of the Acquisition and, therefore, are recorded as goodwill if and when each contingency is resolved. The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of annual EXPAREL net sales collected. For purposes of meeting future milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through September 30, 2015, the Company has recorded an additional $12.9 million as goodwill for earn-out payments which are based on a percentage of net sales of EXPAREL collected.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value of Goodwill
Balance at December 31, 2014	$23,761
Percentage payments on collections of net sales of EXPAREL	5,127
Balance at September 30, 2015	$28,888

Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,739)	$161	$2,900	$(2,497)	$403	9 Years
Developed technology	11,700	(11,700)	—	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,839)	$161	$15,000	$(14,597)	$403

Amortization expense for intangible assets was $0.1 million for both the three months ended September 30, 2015 and 2014. Amortization expense for intangible assets was $0.2 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively. The approximate future amortization expense for intangible assets, all of which are subject to amortization on a straight-line basis, is as follows (in thousands):

Year	Future Amortization Expense
2015 (remaining three months)	$80
2016	81
Total	$161

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	September 30,	December 31,
	2015	2014
Debt:
Convertible senior notes	$118,534	$120,000
Discount on debt	(13,627)	(16,900)
Total debt, net of debt discount	104,907	103,100
Royalty interest obligation	—	276
Total debt and financing obligations	$104,907	$103,376

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

Holders may convert their Notes prior to August 1, 2018, only if certain circumstances are met. One such circumstance which would allow conversion of the Notes during a calendar quarter would be if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2015, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until December 31, 2015. As of September 30, 2015, the Notes had a market price of $1,743 per $1,000 principal amount, compared to an estimated conversion value of $1,656. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $118.5 million in principal value and approximately $77.7 million of cash or issue approximately 1.9 million shares of its common stock (or a combination of cash and shares of its common stock at the Company’s option) to settle the conversion premium as of September 30, 2015, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities. In February 2015, the Company received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million, which was paid in cash pursuant to the terms of the Indenture in April 2015. The Company elected to settle the conversion premium by issuing 44,287 shares of its common stock, calculated based on a daily volume-weighted adjusted price over a 40 trading-day observation period which ended on April 8, 2015. The Company realized a $0.1 million loss on the extinguishment of the converted Notes.

While the Notes are classified in the Company’s consolidated balance sheets at September 30, 2015 and December 31, 2014 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to February 1, 2018, in the event that none of the conversion conditions are met in a given quarter, the Notes would be reclassified as a long-term liability.

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

The following table sets forth the total interest expense recognized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Contractual interest expense	$963	$975	$2,893	$2,925
Amortization of debt issuance costs	153	155	461	465
Amortization of debt discount	1,022	1,035	3,080	3,104
Capitalized interest	(233)	(128)	(592)	(272)
Total	$1,905	$2,037	$5,842	$6,222

Effective interest rate on the Notes	7.22%	7.22%	7.20%	7.22%

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

The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Notes at September 30, 2015 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
September 30, 2015		Level 1	Level 2	Level 3
Convertible senior notes *	$104,907	$—	$206,545	$—

* The fair value of the Notes was based on the closing price of the Company’s common stock of $41.10 per share at September 30, 2015 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 1.9 million shares or $77.7 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of corporate bonds with maturities greater than one year. The net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At September 30, 2015, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At September 30, 2015, the Company’s short-term investments were rated A or better by Standard & Poor’s and had original maturities greater than three months and remaining maturities less than one year. The Company’s long-term investments were also rated A or better by Standard & Poor’s and had maturities ranging from one to three years.

The following summarizes the Company’s investments at September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$30,913	$1	$(2)	$30,912
Commercial paper	25,727	22	—	25,749
Corporate bonds	59,275	3	(23)	59,255
Subtotal	115,915	26	(25)	115,916
Long-term:
Corporate bonds	17,951	7	(37)	17,921
Total	$133,866	$33	$(62)	$133,837

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$15,009	$—	$(9)	$15,000
Commercial paper	1,747	3	—	1,750
Corporate bonds	102,430	—	(42)	102,388
Subtotal	119,186	3	(51)	119,138
Long-term:
Corporate bonds	24,463	10	(42)	24,431
Total	$143,649	$13	$(93)	$143,569

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At September 30, 2015, the Company had no financial instruments that were measured using Level 3 inputs.

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

As of September 30, 2015, three customers each accounted for over 10% of the Company’s accounts receivable, at 31%, 27% and 27%, respectively. At December 31, 2014, three customers each accounted for over 10% of the Company’s accounts receivable, at 33%, 29% and 27%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies which generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of September 30, 2015 and December 31, 2014, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$1,690	$1,187	$4,379	$2,323
Research and development	1,070	1,823	3,140	5,537
Selling, general and administrative	6,066	4,676	16,121	9,339
Total	$8,826	$7,686	$23,640	$17,199

Stock-based compensation from:
Stock options (employee awards)	$6,991	$6,249	$19,926	$12,210
Stock options (consultant awards)	402	1,330	1,459	4,882
Restricted stock units (employee awards)	1,257	—	1,626	—
Employee stock purchase plan	176	107	629	107
Total	$8,826	$7,686	$23,640	$17,199

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the plan, employees may elect to contribute after-tax earnings to purchase shares at 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2015, 19,883 shares were purchased under the plan.

Restricted Stock Units

In June 2015, the Company granted a mix of stock options and restricted stock units, or RSUs, to employees and its Board of Directors. The RSUs are authorized as part of the Company’s Amended and Restated 2011 Stock Incentive Plan, which was approved by the Company’s Board of Directors in April 2014 and stockholders in June 2014.

The following tables contain information about the Company’s stock option and RSU activity for the nine months ended September 30, 2015:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,677,856	$35.78
Granted	820,281	77.58
Exercised	(521,191)	16.88
Forfeited	(219,858)	61.92
Expired	(13,359)	80.87
Outstanding at September 30, 2015	4,743,729	43.75

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2014	—	$—
Granted	230,796	78.87
Vested	—	—
Forfeited	(7,297)	79.43
Unvested at September 30, 2015	223,499	78.85

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net unrealized gains (losses) from available for sale investments:
Balance at beginning of period	$(80)	$5
Other comprehensive income before reclassifications	51	3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(29)	$8

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method) as well as the conversion of the excess conversion value on the Notes. As discussed in Note 6, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. For purposes of calculating the dilutive impact of the conversion premium on the Notes, it is presumed that the conversion premium will be settled in common stock. Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2014, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss)	$3,086	$(3,004)	$4,354	$(19,518)
Denominator:
Weighted average shares of common stock outstanding—basic	36,663	35,943	36,460	35,039
Computation of diluted securities:
Dilutive effect of stock options	1,530	—	1,698	—
Dilutive effect of restricted stock units	3	—	1	—
Dilutive effect of conversion premium on the Notes	2,841	—	3,256	—
Dilutive effect of warrants	6	—	6	—
Dilutive effect of employee stock purchase plan	—	—	1	—
Weighted average shares of common stock outstanding—diluted	41,043	35,943	41,422	35,039
Net income (loss) per share:
Basic net income (loss) per share of common stock	$0.08	$(0.08)	$0.12	$(0.56)
Diluted net income (loss) per share of common stock	$0.08	$(0.08)	$0.11	$(0.56)

The following outstanding stock options, RSUs, conversion premium on the Notes, warrants and ESPP units are antidilutive in the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average number of stock options	2,235	4,842	1,765	4,285
Weighted average number of restricted stock units	203	—	68	—
Conversion premium on the Notes	—	3,602	—	3,311
Weighted average number of warrants	—	17	—	40
Employee stock purchase plan	16	6	5	2
Total	2,454	8,467	1,838	7,638

NOTE 11—TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income (loss) before income taxes:
Domestic	$3,776	$(3,004)	$6,014	$(19,518)
Foreign	(409)	—	(1,288)	—
Total income (loss) before income taxes	$3,367	$(3,004)	$4,726	$(19,518)

The provision for income taxes is recorded based upon the current estimate of the Company’s annual effective tax rate. Generally, the annual effective tax rate is the result of a mix of profits and losses the Company and its subsidiaries earn in multiple tax jurisdictions with different income tax rates. The tax provisions reflect federal alternative minimum taxes as well as state income taxes. Based upon its estimated annual effective tax rate, the Company recorded tax provisions of $0.3 million and $0.4 million for the three and nine months ended September 30, 2015, respectively. The Company’s effective tax rate for both the three and nine months ended September 30, 2015 was 8%. The 8% effective tax rate primarily reflects the anticipated utilization of domestic net operating loss carryforwards. There was no tax provision for the three and nine months ended September 30, 2014 due to net operating losses since inception.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California which expire in 2020 and its corporate headquarters in Parsippany, New Jersey which expires in March 2028. In November 2014, the Company entered into lease contracts for additional research and development space at the Company’s Science Center Campus in San Diego. These leases commenced in August 2015 and expire in October 2020.

As of September 30, 2015, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2015 (remaining three months)	$1,822
2016	7,743
2017	7,878
2018	8,081
2019	8,303
2020 through 2028	15,150
Total	$48,977

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

On September 8, 2015, the Company, along with two independent physicians, filed a lawsuit in the U.S. District Court for the Southern District of New York against the FDA and other governmental defendants seeking to exercise its lawful right to communicate truthful and non-misleading information about EXPAREL. The complaint outlines the Company’s belief that the FDA’s warning letter received in September 2014 and regulations restricting the Company’s truthful and non-misleading speech about EXPAREL violate the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit seeks a declaration and injunctive relief to permit the Company to promote EXPAREL consistent with its approved indication and pivotal studies that supported FDA approval. The Company filed a motion for a preliminary injunction which is still pending with the District Court. The FDA has not yet filed an answer to the complaint, which is expected to be filed with the District Court by late December 2015.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications and opportunities of EXPAREL, including nerve block, oral surgery, chronic pain and pediatrics; the related timing and success of a United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the adverse effects and impacts of FDA warning letters; the outcome of the pending U.S. Department of Justice inquiry; the outcome of our lawsuit against the FDA; the Company’s plans to evaluate and pursue additional DepoFoam®-based product candidates; clinical studies in support of an existing or potential DepoFoam-based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities and our ability and that of Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of September 30, 2015, our commercial stage products are EXPAREL and DepoCyt(e):

•
EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic indicated for single-dose administration into the surgical site to produce postsurgical analgesia, and was approved by the FDA on October 28, 2011. We commercially launched EXPAREL in April 2012. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers.

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the United States and Europe.

We expect to continue to incur significant expenses as we commercialize EXPAREL; pursue expanded uses of EXPAREL, such as for nerve block, oral surgery, chronic pain and pediatrics; advance the development of DepoFoam-based product candidates, such as DepoMeloxicam and DepoTranexamic Acid; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch; expand and enhance our manufacturing capacity for EXPAREL and support regulatory and legal matters.

Recent Highlights and Developments

•
Total revenues increased $10.2 million, or 20%, in the three months ended September 30, 2015, as compared to the same period in 2014, primarily driven by EXPAREL product sales of $59.7 million. Our gross margin improved to 74% in the three months ended September 30, 2015, up from 61% for the same period in 2014. For the nine months ended September 30, 2015 as compared to the same period in 2014, total revenues increased $43.8 million, or 32%, and our gross margin improved to 71%, up from 57%. Additionally, we had net income for the fourth consecutive quarter.

•
In connection with a warning letter received from the FDA’s Office of Prescription Drug Promotion, or OPDP, in September 2014, which is discussed below, in September 2015, we along with two independent physicians filed a lawsuit in federal court against the FDA and other governmental defendants seeking to exercise our lawful rights to communicate truthful and non-misleading information about EXPAREL. The complaint outlines our belief that the FDA’s warning letter and regulations restricting our truthful and non-misleading speech about EXPAREL violate the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit seeks a declaration and injunctive relief to permit us to promote EXPAREL consistent with its approved indication and pivotal studies that supported FDA approval.

The September 2014 warning letter pertained to certain promotional aspects of EXPAREL, and in February 2015, an agreement was reached with the OPDP on the content and mechanisms for distribution of a Dear Healthcare Provider Letter and a corrective journal advertisement. We received a close-out letter in July 2015. The warning letter no longer appears on the FDA’s website. We have communicated to our sales force and through other promotional channels the following points to customers thoroughly and accurately:

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

•	As of September 30, 2015, our oral surgery trial has begun enrollment in two sites. We anticipate completing enrollment in the first quarter of 2016.

•
In March 2015, we requested a meeting with the FDA to discuss a new DepoFoam spray manufacturing process for EXPAREL. In May 2015, we received feedback from the FDA’s Division of Anesthesia, Analgesia, and Addiction Products, or DAAAP, that the proposed approach to demonstrate comparability and to provide adequate data in support of the spray process appears acceptable. Based on this feedback, we intend to pursue the manufacturing of DepoFoam-based products using the spray process.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments for development work by third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2015	2014		2015	2014
Net product sales:
EXPAREL	$59,729	$50,219	19%	$172,657	$129,535	33%
DepoCyt(e)	1,421	701	103%	3,640	3,162	15%
Total net product sales	61,150	50,920	20%	176,297	132,697	33%
Collaborative licensing and development revenue	357	357	—%	1,069	930	15%
Royalty revenue	706	771	(8)%	2,310	2,249	3%
Total revenues	$62,213	$52,048	20%	$179,676	$135,876	32%

EXPAREL revenue grew 19% and 33% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to increases in sales volume of 15% and 27% in those respective periods. The strong demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL use in soft tissue and orthopedic procedures. The remaining increase in EXPAREL revenue was due to 5% price increases effective May 2014 and April 2015, offset by lower pricing on government sales resulting from our participation in the Federal Supply Schedule beginning in August 2015.

DepoCyt(e) product sales increased 103% and 15% in the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. DepoCyt(e) product sales increased in the three and nine month periods 2015 versus 2014 primarily as a result of an increase in the number of vials sold, which was partially offset by a decrease in the value of the Euro during 2015.

Collaborative licensing and development revenue increased 15% in the nine months ended September 30, 2015, compared to the same period in 2014. The increase for the nine months ended September 30, 2015 was primarily driven by the receipt of an $8.0 million non-refundable upfront payment in May 2014 from Mundipharma International Corporation Limited, or Mundipharma, in connection with the grant of rights to DepoCyt(e) in certain countries, which is being recognized on a straight-line basis over the contractual term which expires in June 2033. Collaborative licensing and development revenue remained at a constant level in the three months ended September 30, 2015 and 2014.

Royalty revenue reflects royalties earned on collections of end-user sales of DepoCyt(e) by our commercial partners.

Cost of Goods Sold

Cost of goods sold primarily relates to the costs to produce, package and deliver our products to customers. These expenses include labor, raw materials, manufacturing overhead and occupancy costs, depreciation of facilities, royalty payments, quality control and engineering.

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product-related revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2015	2014		2015	2014
Cost of goods sold	$15,901	$20,391	(22)%	$52,409	$58,472	(10)%
Gross margin *	74%	61%		71%	57%
* The gross margin calculation excludes collaborative licensing and development revenue.

The decrease in cost of goods sold in the three and nine months ended September 30, 2015 versus the same periods in 2014 was due to a lower manufacturing cost per vial, which was driven by increased utilization of our facilities located in San Diego, California to manufacture EXPAREL. In 2015, the full-period benefit of additional capacity from the commencement of two new manufacturing lines dedicated to EXPAREL during 2014, and the absence of related manufacturing line start-up costs contributed to the increased utilization of our facilities in both periods presented. The improvement in our gross margin for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 reflects the increased utilization of our facilities to manufacture EXPAREL. The improvements in lower manufacturing costs per vial and gross margin percentage were sustained in spite of unplanned shutdown costs of $0.7 million and $2.3 million in the three and nine months ended September 30, 2015, respectively.

Research and Development Expenses

Research and development expenses consist primarily of costs related to clinical studies and related outside services, stock-based compensation expenses and other research and development costs, including Phase 4 studies that are required as a condition of FDA approval or are conducted to generate new data such as dosing and administration techniques. Clinical study expenses include costs for clinical personnel, clinical studies performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other expenses include development costs for our pipeline products and medical information expenses, which include personnel, equipment, materials and contractor costs for both new process development and new product candidates, toxicology studies and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2015	2014		2015	2014
Clinical studies	$2,119	$1,128	88%	$5,281	$4,717	12%
Product development and other	2,704	1,474	83%	7,088	4,590	54%
Stock-based compensation	1,070	1,823	(41)%	3,140	5,537	(43)%
Total research and development expense	$5,893	$4,425	33%	$15,509	$14,844	4%
% of total revenues	9%	9%		9%	11%

Research and development expenses increased 33% in the three months ended September 30, 2015 compared to the same period in 2014, mainly due to a $1.0 million increase in clinical study expense, a $1.2 million increase in product development and toxicology expenses, partially offset by an $0.8 million decrease in stock-based compensation expense due to the requirement to revalue non-employee options. The increase in clinical study expense reflects start-up expenses for our new upper and lower extremity nerve block trials, enrollment in our oral surgery trial and a larger clinical workforce to manage our increasing investment in research and development initiatives. We also increased our investment in our pipeline drug candidates, DepoTranexamic Acid and DepoMeloxicam.

In the nine months ended September 30, 2015 versus the same period in 2014, the 4% increase in research and development expense was largely attributable to a $2.5 million increase for product development and other expenses reflecting the development of a new EXPAREL DepoFoam spray manufacturing process, DepoTranexamic Acid and DepoMeloxicam, additional resources to support medical information activities and additional facility expenses to support research and development initiatives. Clinical study expense increased by $0.6 million primarily due to start-up expenses for our new nerve block trials, our oral surgery trial, and Phase 4 studies to demonstrate the safety of EXPAREL in the presence of bupivacaine spinal nerve block and femoral nerve block. Stock based compensation decreased $2.4 million in the period due to the requirement to revalue non-employee options.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to CrossLink BioScience, LLC, or CrossLink, for the promotion and sale of EXPAREL and expenses related to communicating health outcome benefits of EXPAREL patients and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory, compliance, information technology, human resources, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards, and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2015	2014		2015	2014
Sales and marketing	$18,170	$17,083	6%	$55,694	$46,948	19%
General and administrative	11,074	6,458	71%	29,675	19,356	53%
Stock-based compensation	6,066	4,676	30%	16,121	9,339	73%
Total selling, general and administrative expenses	$35,310	$28,217	25%	$101,490	$75,643	34%
% of total revenues	57%	54%		56%	56%

Selling, general and administrative expenses increased 25% and 34% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

Sales and marketing expenses increased by 6% in the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a $1.7 million increase in compensation and benefits driven by an increase in the number of field-based sales and medical affairs personnel in conjunction with our expanded sales and marketing efforts, partially offset by a $1.0 million decrease in spending from restructuring our contract with CrossLink. Sales and marketing expenses increased 19% in the nine months ended September 30, 2015, compared to the same period in 2014, due to a $6.4 million increase in compensation and benefits resulting from an increase in the number of field-based sales and medical affairs personnel and a $1.9 million increase in promotional spending. Both the three and nine month periods included payments to CrossLink, spending on educational initiatives and programs to create product awareness in the orthopedic market and other selling and promotional activities to support the growth of EXPAREL.

General and administrative expenses increased 71% and 53% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Increases in legal costs were $3.2 million for the three month period and $5.9 million for the nine month period. These increases included legal fees for the DOJ subpoena received in April 2015 as well as our FDA-related activities, including our lawsuit filed against them in September 2015. In the corresponding periods, increases in personnel led to increased compensation and benefits expense of $0.6 million and $2.1 million, respectively. Additionally, in the three and nine months ended September 30, 2015, there were increases of $1.0 million and $2.4 million in costs, respectively, primarily to support human resources, information technology, compliance and corporate communications activities.

Stock-based compensation increased $1.4 million and $6.8 million in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 largely due to increases in headcount and significantly higher grant date fair values of our equity awards.

Other Income (Expense)

The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2015	2014		2015	2014
Interest income	$171	$134	28%	$504	$237	113%
Interest expense	(1,905)	(2,037)	(6)%	(5,842)	(6,222)	(6)%
Royalty interest obligation	—	(73)	(100)%	(71)	(330)	(78)%
Loss on extinguishment of debt	—	—	N/A	(51)	—	N/A
Other, net	(8)	(43)	(81)%	(82)	(120)	(32)%
Total other expense, net	$(1,742)	$(2,019)	(14)%	$(5,542)	$(6,435)	(14)%

Total other expense, net decreased by 14%  in both the three and nine months ended September 30, 2015, compared to the same periods in 2014, primarily due to an increase in interest income arising from higher average investment balances, a decrease in interest expense due to higher capitalized interest and a decrease in royalty interest expense due to the expiration of our DepoCyt(e) royalty obligation.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)	Nine Months Ended		% Increase / (Decrease)
	September 30,			September 30,
	2015	2014		2015	2014
Income tax expense	$281	$—	N/A	$372	$—	N/A
Effective tax rate	8%	—		8%	—

The provision for income taxes is recorded based upon the current estimate of our annual effective tax rate. Generally, the annual effective tax rate is the result of a mix of profits and losses we and our subsidiaries earn in multiple tax jurisdictions with different income tax rates. The tax provisions reflect federal alternative minimum taxes as well as state income taxes. Based upon our estimated annual effective tax rate, we have recorded tax provisions of $0.3 million and $0.4 million for the three and nine months ended September 30, 2015, respectively. The 8% effective tax rates for the three and nine months ended September 30, 2015 primarily reflect the anticipated utilization of domestic net operating loss carryforwards. Prior to the fourth quarter of 2014, there had been no provision for federal and state income taxes since we had incurred net operating losses since inception.

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

We are highly dependent on the commercial success of EXPAREL, which was launched in April 2012. As of September 30, 2015, we had an accumulated deficit of $305.8 million, cash and cash equivalents, short-term investments and long-term investments of $164.4 million and working capital of $87.7 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$11,961	$11,842
Investing activities	(27,486)	(122,740)
Financing activities	8,527	116,139
Net (decrease) increase in cash and cash equivalents	$(6,998)	$5,241

Operating Activities

During the nine months ended September 30, 2015, our net cash provided by operating activities was $12.0 million, which largely resulted from increased revenues and a significantly improved gross margin versus the nine months ended September 30, 2014. Positive cash flow from operations reflected net income of $4.4 million plus $35.5 million in add backs of non-cash expenses composed of $23.6 million of stock-based compensation and $11.8 million of depreciation and amortization, partially offset by a $27.9 million net investment in operating assets and liabilities, including a substantial investment in inventory. During the nine months ended September 30, 2014, our net cash provided by operating activities was $11.8 million. The $19.5 million net loss was more than offset by $28.2 million in add backs of non-cash expenses composed of $17.2 million of stock-based compensation and $10.8 million of depreciation and amortization and $3.2 million in proceeds from changes in operating assets and liabilities, including an $8.0 million upfront payment from Mundipharma in connection with the extension and expansion of their existing supply and distribution agreements for DepoCyte.

Investing Activities

During the nine months ended September 30, 2015, our net cash used in investing activities was $27.5 million which reflected purchases of fixed assets of $32.1 million and contingent consideration payments of $5.1 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma, partially offset by $9.8 million of short-term investment maturities, net of purchases. During the nine months ended September 30, 2014, our net cash used in investing activities was $122.7 million, which consisted of $14.2 million in purchases of fixed assets, net purchases of $96.9 million of short-term and long-term investments and $11.7 million in contingent consideration payments to Skyepharma, including an $8.0 million milestone payment for the achievement of $100.0 million of annual EXPAREL net sales collected.

Financing Activities

During the nine months ended September 30, 2015, our net cash provided by financing activities was $8.5 million, which reflected proceeds from the exercise of stock options of $8.8 million and proceeds from the issuance of shares under our employee stock purchase plan of $1.2 million. The increase was partially offset by the cash settlement of $1.5 million in principal of our convertible senior notes. During the nine months ended September 30, 2014, our net cash provided by financing activities was $116.1 million, which reflected net proceeds of $110.4 million from the sale of 1.84 million shares of common stock in an underwritten public offering and proceeds from the exercise of stock options and warrants of $5.7 million.

Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal, 3.25% convertible senior notes due 2019, or Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of September 30, 2015, the outstanding principal on the Notes was $118.5 million.

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

During the three months ended September 30, 2015, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible at any time during the quarter ended December 31, 2015. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. In the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that all of the Notes are converted, we would be required to repay the $118.5 million in principal value and approximately $77.7 million of cash or issue approximately 1.9 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of September 30, 2015, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.

In February 2015, we received notice of an election for conversion from a holder of the Notes. The principal amount of the conversion request was $1.5 million which was paid in cash in April 2015 pursuant to the terms of an indenture agreement with respect to the Notes. We elected to settle the conversion premium by issuing 44,287 shares of our common stock, calculated based on a daily volume-weighted average price over a 40 trading-day observation period which ended on April 8, 2015.

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

•	the timing of and extent to which the holders of our Notes elect to convert the Notes;

•	the cost and timing of potential milestone payments to Skyepharma;

•	costs related to legal and regulatory issues;

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2015, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
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
Revenue Recognition
Our principal sources of revenue include (i) sales of EXPAREL in the United States, (ii) sales of DepoCyt(e) in the United States and Europe, (iii) royalties based on sales by commercial partners of DepoCyt(e) and (iv) license fees, milestone payments and reimbursement for development work from third parties. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end-user. We also recognize revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e) upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with current Good Manufacturing Practices.
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
Volume Rebates and Chargebacks
Volume rebates and chargeback reserves are based upon contracted discounts and promotional offers we provide to certain end-users such as members of group purchasing organizations. Volume rebates are recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses. Chargeback reserves are recorded at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the nine months ended September 30, 2015 and 2014 (in thousands):

September 30, 2015	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	256	3,535	2,548	1,317	7,656
Payments/Credits	(70)	(3,512)	(2,545)	(1,002)	(7,129)
Balance at September 30, 2015	$1,745	$598	$591	$636	$3,570

September 30, 2014	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2013	$897	$313	$266	$402	$1,878
Provision	675	2,635	1,899	483	5,692
Payments/Credits	(157)	(2,419)	(1,695)	(696)	(4,967)
Balance at September 30, 2014	$1,415	$529	$470	$189	$2,603
Total reductions of gross product sales from sales-related allowances and accruals were $7.7 million and $5.7 million, or 4.2% and 4.1% of gross product sales for the nine months ended September 30, 2015 and 2014, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL sales. The slight increase in the percentage of sales-related allowances and accruals for the nine months ended September 30, 2014 to 2015 related primarily to an increase in rebates due to a greater number of accounts being added while existing accounts have achieved higher sales volumes resulting in a greater amount of rebates. This increase was partially offset by a reduction in our estimate of product returns based on historical returns experience. As a percentage of gross product sales, the prompt payment discounts and wholesaler service fees remained consistent in the nine months ended September 30, 2014 versus 2015.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2015 by approximately $0.2 million. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, which may include commercial paper, government and non-government debt securities, asset-backed securities and/or money market funds that invest in such securities.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States, which have transactions conducted in Euros. As of September 30, 2015, we had approximately $1.3 million in receivables from customers denominated in currencies other than the United States dollar. A hypothetical 10% change in foreign exchange rates would have a potential impact on our revenue of approximately $0.1 million for the quarter ended September 30, 2015.

 Our Notes carry a fixed interest rate and, thus, we are not subject to interest rate risk with respect to the Notes.

Item 4. CONTROLS AND PROCEDURES

(a)               Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, which are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chairman and President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation with participation of our management, our Chief Executive Officer and Chairman and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)             Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 8, 2015, we, along with two independent physicians, filed a lawsuit in the U.S. District Court for the Southern District of New York against the FDA and other governmental defendants seeking to exercise our lawful rights to communicate truthful and non-misleading information about EXPAREL. The complaint outlines our belief that the FDA’s warning letter received in September 2014 and regulations restricting our truthful and non-misleading speech about EXPAREL violate the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit seeks a declaration and injunctive relief to permit us to promote EXPAREL consistent with its approved indication and pivotal studies that supported FDA approval. We filed a motion for a preliminary injunction which is still pending with the District Court. The FDA has not yet filed an answer to the complaint, which is expected to be filed with the District Court by late December 2015.
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

The FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. According to these regulations, companies may not promote drugs for “Off-label” uses—that is, uses that are not described in the product’s labeling and that differ from those that were approved by the FDA. For example, the FDA-approved label for EXPAREL does not include an indication in obstetrical paracervical block anesthesia. In addition to the FDA approval required for new formulations, any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

While physicians in the United States may choose, and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical studies and approved by the regulatory authorities, under the FDA’s regulations our ability to promote the products is narrowly limited to those indications that are approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the United States generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of such protection is unclear. Moreover, while we promote our products consistent with what we believe to be the approved indication for our drugs, the FDA may disagree. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

 In September 2014, we received a warning letter from the OPDP pertaining to certain promotional aspects of EXPAREL, and in February 2015, agreement was reached with the OPDP on the content and mechanisms for distribution of a Dear

Healthcare Provider Letter and a corrective journal advertisement, and in July 2015 we received a close-out letter. We have communicated to our sales force and through other promotional channels that EXPAREL is indicated for single-dose administration into the surgical site to produce postsurgical analgesia. However, the FDA might determine that our promotion of EXPAREL fails to comply with the FDA’s regulations and guidelines.

In September 2015, we, along with two independent physicians, filed a lawsuit in federal court against the FDA and other governmental defendants seeking to exercise our lawful rights to communicate truthful and non-misleading information about EXPAREL. The complaint outlines our belief that the FDA’s warning letter received in September 2014 and regulations restricting our truthful and non-misleading speech about EXPAREL violate the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit seeks a declaration and injunctive relief to permit us to promote EXPAREL consistent with its approved indication and pivotal studies that supported FDA approval.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
 Not applicable.

Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	October 27, 2015	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	October 27, 2015	/s/ JAMES SCIBETTA
James Scibetta
President and Chief Financial Officer
(Principal Financial Officer)