Form 10-K
period 2015-12-31
Pacira Pharmaceuticals, Inc.
filed 2016-02-25
CIK 1396814

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the Registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the NASDAQ on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, of $70.72 per share was $1.3 billion. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2016, 37,053,372 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2016 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2015.

i

Forward-Looking Statements
This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the indications of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; the related timing and success of United States Food and Drug Administration supplemental New Drug Applications; the outcome of the U.S. Department of Justice inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical studies in support of an existing or potential DepoFoam-based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities and the Company’s and Patheon UK Limited’s ability to successfully and timely construct EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including those discussed below in Part I-Item 1A. Risk Factors. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors.

PART I
Item 1.    Business
References
Pacira Pharmaceuticals, Inc., a Delaware corporation, is the holding company for our California operating subsidiary of the same name, or Pacira California. In March 2007, we acquired Pacira California from SkyePharma Holdings, Inc., or Skyepharma (referred to in this Annual Report on Form 10-K as the “Acquisition”). Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Annual Report on Form 10-K refers to Pacira Pharmaceuticals, Inc., a Delaware corporation, and its subsidiaries.
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
Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam® extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. We operate in one reportable segment. On October 28, 2011, the United States Food and Drug Administration, or FDA, approved our New Drug Application, or NDA, for our lead product candidate, EXPAREL® (bupivacaine liposome injectable suspension), which consists of bupivacaine encapsulated in DepoFoam, and is an amide-type local anesthetic indicated for single-dose infiltration into the surgical site to produce postsurgical analgesia. We believe EXPAREL addresses a significant unmet medical need for a long-acting non-opioid postsurgical analgesic, resulting in simplified postsurgical pain management and reduced opioid consumption, leading to improved patient outcomes and enhanced hospital economics. We have developed an internal sales force entirely dedicated to commercializing EXPAREL, which we commercially launched in the United States in April 2012. Our net sales for EXPAREL in 2015 were $239.9 million, and our net sales for EXPAREL in the quarter ended December 31, 2015, which was the fifteenth quarter of our launch, were $67.2 million. We believe EXPAREL will ultimately become a major hospital pharmaceutical brand.
In addition to EXPAREL, DepoFoam is also the basis for our other FDA-approved commercial product, DepoCyt(e), which we manufacture for our commercial partners, as well as our other product candidates. For the years ended December 31, 2015, 2014 and 2013 sales of EXPAREL accounted for 96%, 95% and 89% of total revenues and DepoCyt(e) 3%, 4% and 10%, respectively.

Our current product portfolio and product candidate pipeline, along with expected timelines, is summarized in the table below*:
* These timelines represent our current estimates, but we can make no assurances that we will meet these clinical development or commercialization timelines.

1.	Expected initiation of Phase 3 pediatric study in 2016. FDA meeting planned in Q1 2016.

2.	Timeline may be updated at an appropriate time following further progress and development of the nerve block indication.

3.	Expected approval (dogs) in late 2016. Source: Aratana Therapeutics, Inc.

Our Strategy
Our goal is to be a leading specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products primarily for use in hospitals and ambulatory surgery centers. We plan to achieve this by:

•	fully commercializing EXPAREL in the United States for postsurgical analgesia by infiltration;

•
continuing to build and expand a streamlined commercial organization concentrating on major hospitals and ambulatory surgery centers in the United States and targeting surgeons, anesthesiologists, pharmacists and nurses; further, we plan to launch EXPAREL into the oral surgery market by targeting oral surgeons late in the third quarter of 2016;

•
demonstrating the economic benefits of EXPAREL, working directly with managed care payers, quality improvement organizations, Key Opinion Leaders, or KOLs, in the field of postsurgical pain management and leading influential hospitals in conducting Phase 4 retrospective and prospective trials and drug utilization evaluations;

•
servicing and educating strategic commercial audiences for local infiltration procedures, including soft tissue, orthopedic, spine, anesthesia (such as infiltration into the transversus abdominis plane, or TAP block) and oral and maxillofacial surgeries, to ensure appropriate use of the product;

•	obtaining FDA approval for additional indications for EXPAREL including nerve block;

•
leveraging the development success of EXPAREL in the animal health market through our commercial partner Aratana Therapeutics, Inc., which intends to market the product as Nocita® (bupivacaine liposome injectable suspension) to serve animal health indications;

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

EXPAREL—Our Lead Product
Based on our clinical data, EXPAREL provides continuous and extended postsurgical analgesia and reduces the consumption of opioid medications. We believe EXPAREL simplifies postsurgical pain management, minimizes breakthrough episodes of pain and has the potential to result in improved patient outcomes and enhanced hospital economics.
Our EXPAREL strategy has several principal elements:
Replace the use of bupivacaine via elastomeric pumps as the foundation of a multimodal regimen for long-acting postsurgical pain management. Based on our clinical data, EXPAREL:

•	extends postsurgical analgesia;

•	leverages existing postsurgical infiltration administration techniques;

•	dilutes easily with saline to reach desired volume;

•	is a ready-to-use formulation; and

•	facilitates treatment of both small and large surgical sites.

Become the foundation of a long-acting postsurgical pain management regimen in order to reduce and delay opioid usage. Based on the clinical data from our Phase 3 hemorrhoidectomy trial as well as our retrospective health outcomes studies data, EXPAREL significantly delays and reduces opioid usage while improving postsurgical pain management.
In our Phase 3 hemorrhoidectomy trial, EXPAREL:

•	delayed median time to rescue analgesic use (opioids) to 15 hours for patients treated with EXPAREL and one hour for patients treated with placebo;

•	significantly increased the percentage of patients requiring no opioid rescue medication through 72 hours post-surgery to 28%, compared to 10% for placebo;

•	resulted in 45% less opioid usage through 72 hours post-surgery compared to placebo; and

•	increased the percentage of patients who are pain free at 24 hours post-surgery compared to placebo.

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

Develop and seek approval of additional indications for EXPAREL, including for nerve block administration. We believe the nerve block indication for EXPAREL:

•	presents a relatively low-cost opportunity for a new indication; and

•	enables us to fully leverage our manufacturing and sales infrastructure.

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
Our national, regional and local analyses assessing retrospective health outcomes, conducted in conjunction with hospital customer groups utilizing their own hospital databases, revealed that the use of opioids for postsurgical pain control is a significant driver of hospital resource consumption, including higher hospitalization costs, longer length of stay and the potential for opioid-related adverse events.
EXPAREL Regulatory Plan
EXPAREL consists of bupivacaine encapsulated in DepoFoam:

•	Bupivacaine, a well-characterized generic anesthetic/analgesic, has an established safety profile and over 20 years of use in the United States.

•	DepoFoam, modified to meet the requirements of each product, is used to extend the release of the active drug substances.

The NDA for EXPAREL was approved on October 28, 2011, using a 505(b)(2) application. The FDA approved EXPAREL for administration into the surgical site to produce postsurgical analgesia.

FDA Litigation

On December 15, 2015, we announced that we achieved an amicable resolution with the United States in our lawsuit filed on September 8, 2015, Pacira Pharmaceuticals, Inc. et al v. United States Food & Drug Administration et al, 15-cv-07055 (SDNY Sept. 8, 2015)(LAK). The resolution confirms that EXPAREL is, and has been since 2011, broadly indicated for administration into the surgical site to provide postsurgical analgesia.
The key features of the resolution are as follows:

•
The U.S. Food and Drug Administration, or FDA, confirms that EXPAREL has, since its approval on October 28, 2011, been approved for “administration into the surgical site to produce postsurgical analgesia” in a variety of surgeries not limited to those studied in its pivotal trials.

•	The FDA approved a labeling supplement which amends the EXPAREL Package Insert to clarify and reinforce that:

•	The use, efficacy and safety of EXPAREL is not limited to any specific surgery type or site;

•
The proper dosage and administration of EXPAREL is based on various patient and procedure-specific factors, with the two surgical models utilized in the pivotal trials provided as examples for the purpose of providing general guidance;

•	There was a significant treatment effect for EXPAREL compared to placebo over the first 72 hours in the pivotal hemorrhoidectomy study;

•
The description of that duration of effect now includes a graphical representation of the mean pain intensity scores over time for the EXPAREL and placebo groups for the full 72-hour efficacy period, as well as information about median time to first opioid use and percentage of opioid-free patients in each treatment group.

•	EXPAREL may be admixed with bupivacaine—including co-administered in the same syringe—provided certain medication ratios are observed.

•	The September 2014 FDA Warning Letter was formally withdrawn via a “Rescission Letter” from the Director of the FDA Center for Drug Evaluation and Research (CDER).

•	At the request of Pacira, the Rescission Letter included FDA guidance related to two key procedures:

•	TAP block, which is a field block technique covered by the approved indication for EXPAREL.

•	Infiltration to produce postsurgical analgesia at the site of oral surgery procedures, including tooth extractions, which is also covered by the approved indication for EXPAREL.

•	The United States acknowledged that the rescission of the Warning Letter and approval of the labeling supplement reflect the scope of the indication in the NDA that FDA approved on October 28, 2011.

•	Pacira and the FDA agreed that in future interactions, they will deal with each other in an open, forthright and fair manner.

Clinical Studies
Nerve Block
We are pursuing several additional indications for EXPAREL and submitted a United States Food and Drug Administration supplemental New Drug Application, or sNDA, for nerve block administration in May 2014 and received a Complete Response Letter, or CRL, in March 2015. We collaborated with the FDA to address the CRL and intend on resubmitting the nerve block supplement in the first quarter of 2017 for a six-month Prescription Drug User Fee Act, or PDUFA, review. We believe that this additional indication for EXPAREL is a low-cost opportunity and will allow us to fully leverage our manufacturing and commercial infrastructure.
Nerve block is a general term used to refer to the injection of local anesthetic onto or near nerves for pain control. Nerve blocks can be single injections, but currently have limited duration of action. When extended pain management is required, a catheter is used to deliver bupivacaine continuously using an external pump. According to Thomson Data, over eight million nerve block procedures were conducted in the United States in 2008, with over four million of these procedures utilizing bupivacaine. EXPAREL is designed to provide extended pain management with a single injection utilizing a narrow gauge needle.
In the first quarter of 2016, we initiated two pivotal nerve block trials comparing the effect of EXPAREL versus placebo through a femoral nerve block study for total knee arthroplasty and a brachial plexus block study for total shoulder arthroplasty or rotator cuff repair procedures. We believe that this new indication will present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir and pump needed to continuously deliver bupivacaine.
Chronic Pain
A large population of Americans suffer from chronic pain, a complex condition with multiple sources, including, but not limited to, inflammation, demyelination, viral injury, progressive loss of nerve fiber function, spinal cord injury, inadequate control of acute pain and nerve root damage, such as facet joint dysfunction. Approximately 80 percent of Americans suffer from lower back pain in their lifetime. A leading source of chronic back pain is facet joint dysfunction for which local anesthetics are often administered as a monotherapy and for which surgery is not a viable option except in complex cases. We intend to initiate a Phase 2 trial in 2016 with patients suffering from chronic lower back pain caused by facet joint dysfunction with EXPAREL as a single dose administration to define the duration of efficacy and determine the optimal dose, which will better inform a Phase 3 study design.
Pediatrics
The FDA, as a condition of EXPAREL approval, has required us to study EXPAREL in pediatric patients. We were granted a deferral for the required pediatric studies in all age groups for EXPAREL in the setting of wound infiltration and plan to conduct these pediatric studies as a postmarketing requirement, which was stated in the NDA 22-496 approval letter for EXPAREL. We will meet with the FDA in the first quarter of 2016 for a discussion and agreement on a path forward for these required pediatric studies. The primary goal of this meeting is to discuss and gain agreement on the pediatric study design in all age groups. We plan on initiating the first pediatric study in the second half of 2016.

Randomized Control Trials
In addition, we are initiating a multicenter randomized double-blind placebo controlled study in patients undergoing a primary unilateral Total Knee Arthroplasty, or TKA. Patients will receive either EXPAREL plus short-acting bupivacaine or a sham (normal saline) with short-acting bupivacaine as part of a multimodal pain management regimen. The primary objective of this study is to compare pain control and total opioid consumption following local infiltration analgesia, or LIA, with EXPAREL to LIA without EXPAREL in adult subjects undergoing TKA. The secondary objectives of this study are to compare additional efficacy, safety and health economic outcomes following LIA with EXPAREL to LIA without EXPAREL. We also plan to initiate a randomized control trial in patients undergoing spine surgery.
Oral Surgery
In February 2016, we announced topline results of a randomized controlled trial in third molar (“wisdom teeth”) procedures, with a per-protocol analysis demonstrating statistical significance and an intention-to-treat analysis strongly trending towards significance in spite of the underpowered study size resulting from one of three clinical sites being eliminated for protocol violations. We plan to generate Phase 4 studies in additional oral and maxillofacial surgeries to provide clinical guidance to the oral and maxillofacial community. We anticipate a late third quarter 2016 launch for oral surgery.
Research and Development
In the years ended December 31, 2015, 2014 and 2013, we spent $28.7 million, $18.7 million and $21.6 million, respectively, on research and development activities. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expenses.”
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
In October 2015, we announced the promotion of James Scibetta to President. He will be responsible for the day-to-day operations and tactical execution of our newly formed Customer and Patient Solutions group, comprised of customer-facing resources. Mr. Scibetta will continue to serve as Chief Financial Officer while we conduct a search for his successor.
Our field team, consisting of both sales representatives and scientific and medical affairs professionals, executes on a full range of activities for EXPAREL, including:

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

•
working with KOLs and advisory boards to address topics of best practice techniques as well as guidelines and protocols for the use of EXPAREL, meeting the educational and training needs of our physician, surgeon, anesthesiologist, pharmacist and registered nurse customers; and

•
undertaking education initiatives such as center of excellence programs; preceptorship programs; pain protocols and predictive models for enhanced patient care; interactive discussion forums; patient education platforms leveraging public relations, advocacy partnerships and public affairs efforts where appropriate; web-based training and virtual launch programs.

Our internal sales force is supported by our current marketing team as well as teams of healthcare professionals, including medical affairs, scientific affairs and nursing teams, who support our formulary approval and customer education initiatives. Additionally, effective October 1, 2013, we entered into an agreement with CrossLink BioScience, LLC, or CrossLink, to act as a local agent and lead partner in collaboration with additional distributors to promote and sell EXPAREL in select territories in the United States for postsurgical pain management following orthopedic procedures.
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
We believe the DepoFoam formulation provides several technical, regulatory and commercial advantages over competitive technologies, including:

•	Convenience. Our DepoFoam products are ready to use, do not require reconstitution or mixing with another solution, and can be used with patient-friendly narrow gauge needles and pen systems;

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

Other Products
DepoCyt(e)
DepoCyt(e) is a sustained-release liposomal formulation of the chemotherapeutic agent cytarabine utilizing our DepoFoam technology. DepoCyt(e) is indicated for the intrathecal treatment of lymphomatous meningitis, a life-threatening complication of lymphoma, a cancer of the immune system. Lymphomatous meningitis can be controlled with conventional cytarabine, but because of the drug’s short half-life, a spinal injection is required twice per week, whereas DepoCyt(e) is dosed once every two weeks in an outpatient setting. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We recognized revenue from DepoCyt(e) of $8.1 million from our commercial partners in 2015.
Product Candidates
In January 2015, we announced two product candidates to our DepoFoam based pipeline: DepoMeloxicam, or DepoMLX, and DepoTranexamic Acid, or DepoTXA.
DepoMeloxicam
Our preclinical product candidate, DepoMLX, is a long-acting non-steroidal anti-inflammatory drug, or NSAID, designed to treat moderate to severe acute postsurgical pain as part of a non-opioid multimodal regimen. A product designed for single dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose dependent gastrointestinal side effects. Meloxicam, which is currently available as an oral formulation, is a commonly used NSAID on the market today. We expect our customer audience for this drug to be similar to the target for EXPAREL infiltration.
DepoMLX is currently in pre-clinical development, and we expect the initiation of a Phase 1 clinical study under an investigational new drug application, or IND, in the second half of 2016.
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
DepoTXA is currently in pre-clinical development, and we expect an IND approval to be followed by the initiation of a Phase 2 clinical study in the second half of 2016.
Commercial Partners and Agreements
SkyePharma Holdings, Inc.
In connection with the stock purchase agreement related to the Acquisition, we agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products as well as milestone payments for EXPAREL as follows:
(i)$10.0 million upon first commercial sale in the United States;
(ii)$4.0 million upon first commercial sale in a major E.U. country (United Kingdom, France, Germany, Italy and Spain);
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
Additionally, we agreed to pay to Skyepharma a certain percentage of net sales of EXPAREL collected in the United States, Japan, the United Kingdom, France, Germany, Italy and Spain. Such obligations to make percentage payments will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. The expiration date of the last valid claim will occur in 2018. Cumulatively through December 31, 2015, Skyepharma has earned $14.9 million of percentage payments on net sales of EXPAREL collected. We have the right to cease paying the percentage payments in the event that Skyepharma breaches certain covenants not to compete contained in the stock purchase agreement.
See Note 6, Goodwill and Intangible Assets, to our consolidated financial statements included herein for further information related to the Skyepharma agreement.
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
Sigma-Tau Pharmaceuticals, Inc.
In December 2002, we entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc., or Enzon, regarding the sale of DepoCyt. Pursuant to the agreement, Enzon was appointed the exclusive distributor of DepoCyt in the United States and Canada for a ten-year term. In January 2010, Sigma-Tau Pharmaceuticals, Inc., or Sigma-Tau, acquired the rights to sell DepoCyt from Enzon for the United States and Canada, which has been renewed through 2016. Under the supply and distribution agreement, we supply unlabeled DepoCyt vials to Sigma-Tau. Under these agreements, we receive a fixed payment for the sale of DepoCyt vials, as well as a royalty on their sales in the thirty percent range.
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
Mundipharma International Holdings Limited
In June 2003, we entered into an agreement granting Mundipharma International Holdings Limited, or Mundipharma, exclusive marketing and distribution rights to DepoCyte in the European Union and certain other European countries. In April 2014, we amended the agreements to extend the term of the agreements by an additional 15 years to June 2033 and we expanded Mundipharma’s exclusive territory to include all countries other than the United States, Canada and Japan. In connection with the amendments, in May 2014, we received a non-refundable upfront payment of $8.0 million. Under the agreement, as amended, and a separate supply agreement, we receive a fixed payment for the sale of DepoCyte vials, as well as a royalty in the thirty percent range. If annual sales exceed a certain amount, we receive an additional mid single-digit royalty. We are also entitled to receive up to €10.0 million in milestone payments from Mundipharma upon the achievement by Mundipharma of certain milestone events, of which we have already received €2.5 million and do not expect to receive the remaining €7.5 million. We and Mundipharma have the right to terminate the agreement for an uncured material breach by the other party, in connection with the other party’s bankruptcy or insolvency or the repossession of all or any material part of the other party’s business or assets. Mundipharma has the right to terminate the agreement if its marketing authorization is cancelled or withdrawn for a certain period, or if it is prevented from selling DepoCyte in any three countries in the territory covered in the agreement by a final non-appealable judgment in respect of infringement by DepoCyte of any third party intellectual property rights.

Paul Capital Advisors LLC
In March 2007, we entered into an amended and restated royalty interests assignment agreement with Paul Capital Advisors LLC, or Paul Capital, pursuant to which we assigned to Paul Capital the right to receive a portion of our royalty payments from DepoCyt(e) and DepoDur. The original agreement was entered into prior to the Acquisition by Skyepharma in order to monetize certain royalty payments from DepoCyt(e) and DepoDur. In connection with the Acquisition, the original agreement with Paul Capital was amended and restated and the responsibility to pay the royalty interest in product sales of DepoCyt(e) and DepoDur was transferred to us and we were required to make payments to Paul Capital upon the occurrence of certain events. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Royalty Interests Assignment Agreement.” Our related financing arrangement with Paul Capital Advisors terminated on December 31, 2014, and the final payment to Paul Capital occurred in March 2015.
Aratana Therapeutics, Inc.
In December 2012, we entered into an Exclusive License, Development and Commercialization Agreement and related Supply Agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreements, we granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of our bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing it for cats and dogs. Aratana announced in December 2014 that they have initiated a pivotal field effectiveness study of our bupivacaine liposome injectable suspension in dogs undergoing knee surgery, and announced in July 2015 positive results from its pivotal field effectiveness study. Aratana intends to market the product as Nocita®.
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

Significant Customers

We had three customers each comprising 10% or more of our total revenue for the year ended December 31, 2015: AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company, which accounted for 33%, 29% and 28% of our revenues. These customers are wholesalers that process orders for EXPAREL under a drop-ship program.

Manufacturing and Research Facilities
Internal Facilities
We manufacture EXPAREL and DepoCyt(e) in two manufacturing facilities in San Diego, California. These facilities are designated as Building 1 and Building 6 and are located within two miles of each other on two separate and distinct sites. We also have a research and development facility, Building 2, which sits adjacent to Building 1, and a warehouse, Building 7, located within five miles of our manufacturing facilities. We refer to these four buildings as the Science Center Campus, and together these four buildings consist of approximately 172,000 square feet. Our manufacturing facilities are inspected regularly and approved for pharmaceutical manufacturing by the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare Products Regulatory Agency, or MHRA, and the Environmental Protection Agency.
We purchase raw materials and components from third party suppliers in order to manufacture EXPAREL. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our drug candidates. We also purchase raw materials and equipment from third party suppliers for the manufacture of DepoCyt(e). While we have not experienced shortages of our raw materials in the past, such suppliers may not sell these raw materials to us at the times that we need them or on commercially reasonable terms and we do not have direct control over the availability of these raw materials from our suppliers.
All manufacturing of products, initial product release and stability testing are conducted by us in accordance with cGMP.
Building 1 is an approximately 84,000 square foot concrete structure located on a five acre site. It was custom built as a pharmaceutical R&D and manufacturing facility in 1995. Activities in this facility include the manufacture of EXPAREL bulk product on dedicated production lines and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods and manufacturing of development products. Prior to 2014, the bulk manufacturing of all EXPAREL product sold to the marketplace had occurred in a manufacturing line housed in what we refer to as Suite A. In 2014, the FDA approved our recently installed manufacturing lines, referred to as Suite C. Suite C significantly increased our manufacturing capacity and ability to meet the growing demand for EXPAREL. In 2015, we transitioned Suite A into a clinical suite, which could also be used for the commercial production of development products. We are expanding our manufacturing capacity directly and through agreements with a third party, Patheon, as demand for EXPAREL increases.

Building 2 is a recently renovated approximately 45,000 square foot steel and concrete structure located adjacent to Building 1, originally built as a pharmaceutical R&D lab and office building in 2003. We moved most of our Science Center related general and administrative functions to this building in 2015, as roughly half of the building is office space. The other half of the building is being used for research and development activities as it includes both laboratories and the building infrastructure necessary to support the formulation, analytical testing, clinical and process development activities for additional commercial product indications and new pipeline products.
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
Building 7 is an approximately 21,000 square foot concrete panel structure built in 1988 which serves as the main cGMP warehouse for all of our San Diego operations. It was recently renovated in early 2014 to support the expansion of EXPAREL. The warehouse is primarily used for the storage of materials used in the production of our products. It contains ambient as well as cold temperature cGMP warehouse storage for materials used in our manufacturing operations. It also features a quality control clean room for sampling incoming materials.
Distribution of our DepoFoam products, including EXPAREL, requires cold-chain distribution, whereby a product must be maintained between specified temperatures. We have validated processes for continuous monitoring of temperature from manufacturing through delivery to the end-user. We and our partners utilize similar cold-chain processes for DepoCyt(e).
Co-Production Facilities
In April 2014, we and Patheon U.K. Limited, or Patheon, entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement (the “Patheon Agreements”) to collaborate in the manufacture of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare Patheon’s Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. We will provide Patheon with the equipment necessary to manufacture EXPAREL and will pay fees to Patheon based on Patheon’s achievement of certain technical transfer and construction milestones. We will also reimburse Patheon for certain nominal expenses and additional services. We also currently expect, subject to receipt of regulatory approvals, the first commercial manufacturing suite at Patheon’s facility to commence commercial production in early 2017.
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
Upon termination of these agreements (other than termination by us for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.4 million.
Intellectual Property and Exclusivity
We seek to protect our product candidates and our technology through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.

Patents and Patent Applications
We seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2015, there are over 14 families of patents and patent applications relating to various aspects of the DepoFoam delivery technology. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These patents generally have a term of 20 years from the date of the nonprovisional filing unless referring to an earlier filed application. Some of our U.S. patents have a term from 17 years from the grant date. Our issued patents expire at various dates in the future, as discussed below, with the last currently issued patent expiring in 2018.
In regards to patents providing protection for EXPAREL, issued patents in the United States relating to methods for modifying the rate of drug release of the product candidate and the composition of the product candidate expire in January 2017 and September 2018, respectively. A patent relating to compositions including EXPAREL, but not EXPAREL specifically, expired in November 2013. A patent relating to the composition of the product issued in September 2014 and will expire in September 2018. A patent relating to the method of treatment using EXPAREL issued in December 2015 and will expire in September 2018. Two pending U.S. applications relating to the process for making the product candidate, if granted, would expire in November 2018. In Europe, granted patent(s) related to the composition of the product candidate expire in September 2018 and certain European patent(s) expired in November 2014. Pending applications in Europe relating to methods of modifying the rate of drug release of the product candidate and the process for making the product candidate, if granted, would expire in January 2018 and November 2018, respectively. In April 2010, a provisional patent was filed relating to a new process to manufacture EXPAREL and other DepoFoam-based products. The process offers many advantages to the current process, including larger scale production and lower manufacturing costs. In April 2011, we filed a non-provisional patent application which, if granted, could prevent others from using this process until 2031. In 2015, this patent application was granted as a patent in the Peoples Republic of China. Furthermore, a non-exclusively licensed patent of ours relating to EXPAREL was allowed in Europe with an expiration date in October 2021 and was extended in the United States until October 2023.

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
Government Regulation
Federal Food, Drug and Cosmetic Act
Prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the research, development, testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations, and by comparable agencies and laws in foreign countries. Failure to comply with applicable FDA or other regulatory requirements may result in, among other things, refusal to approve pending applications, withdrawal of an approval, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, debarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.
New Drug Applications
Generally, the FDA must approve any new drug, including a new use of a previously approved drug, before marketing of the drug occurs in the United States. This process generally involves:

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

•	completion of process validation, quality product release and stability;

•	submission of a new drug application, or NDA, to the FDA;

•
satisfactory completion of an FDA pre-approval inspection of the product’s manufacturing facility or facilities to assess compliance with the FDA’s current Good Manufacturing Practice, or cGMP, requirement and to ensure that the facilities, methods and controls are adequate to preserve the drug’s identity, quality and purity;

•	satisfactory completion of an FDA advisory committee review, if applicable; and

•	review and approval by the FDA of the NDA.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that the FDA will grant approvals for any of our product candidates on a timely basis, if at all. Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the trial on a clinical hold because of, among other things, concerns about the conduct of the clinical trial or about exposure of human research subjects to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. In addition, the FDA requires Pacira to amend an existing IND for each successive clinical trial conducted during product development. Further, an IRB covering each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and informed consent information for subjects before the clinical trial commences at that center, and it must monitor the clinical trial until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time, or from time to time, on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. We may also suspend or terminate a clinical study based on evolving business objectives and/or competitive climate.
Clinical trials involve the administration of the product candidate to healthy volunteers or patients having the disease being studied under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Sponsors of clinical trials generally must register and report, at the NIH-maintained website www.clinicaltrials.gov, key parameters of certain clinical trials. For purposes of an NDA submission and approval, typically, the conduct of human clinical trials occurs in the following three pre-market sequential phases, which may overlap or be combined:

•
Phase 1: Sponsors initially conduct clinical trials in a limited population, either patients or healthy volunteers, to test the product candidate for safety, dose tolerance, absorption, metabolism, distribution, excretion and clinical pharmacology, and, if possible, to gain early evidence of effectiveness. In the cases of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing often is conducted only on patients having the specific disease.

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

Some clinical studies may be overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study. The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA. In addition, sponsors may elect to conduct, or be required by the FDA to conduct, post-approval clinical trials to further assess the drug’s safety or effectiveness after NDA approval. Such post approval trials are typically referred to as Phase 4 clinical trials.

U.S. Review and Approval Process
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA requesting approval to market the product for one or more indications. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things. In addition, 505(b)(2) applications must contain a patent certification for each patent listed in FDA’s “Orange Book” that covers the drug referenced in the application and upon which the third-party studies were conducted. For some drugs, the FDA may require risk evaluation and mitigation strategies, or REMS, which could include medication guides, physician communication plans or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Upon receipt, the FDA has 60 days to determine whether the NDA is sufficiently complete to initiate a substantive review. If the FDA identifies deficiencies that would preclude substantive review, the FDA will refuse to accept the NDA and will inform the sponsor of the deficiencies that must be corrected prior to resubmission. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission has been accepted for filing, the FDA begins an in-depth substantive review. If the FDA accepts the submission for substantive review, the FDA typically reviews the NDA in accordance with established timeframes. Under the PDUFA, the FDA establishes goals for NDA review time through a two-tiered classification system, Priority Review and Standard Review. A Priority Review designation is given to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. For a Priority Review application, the FDA aims to complete the initial review within six months. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Review NDAs within ten months. Review processes often extend significantly beyond anticipated completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, negotiations regarding REMS or FDA workload issues. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.

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
In September 2014, we received a warning letter from the FDA’s Office of Prescription Drug Promotion, or OPDP, pertaining to certain promotional aspects of EXPAREL. We took actions to immediately address FDA’s concerns and minimize further disruption to our business. Ultimately, however, we filed a lawsuit on September 8, 2015 seeking a court order to defend against any retroactive attempt to limit the broad indication for EXPAREL and restrict communications supported by the approved label. On December 15, 2015, we announced that the FDA had formally withdrawn the September 2014 Warning Letter via a “Rescission Letter,” and that the FDA and Pacira had reached an amicable resolution of the lawsuit. As part of the resolution of this matter, the FDA confirmed that EXPAREL was broadly approved for “administration into the surgical site to product postsurgical analgesia” in a variety of surgeries not limited to those studied in its pivotal trials. The FDA also approved a labeling supplement for EXPAREL that further clarified that EXPAREL was not limited to any specific surgery type or site, that the proper dosage and administration of EXPAREL is based on various patient and procedure-specific factors, that there was a significant treatment effect for EXPAREL compared to placebo over the first 72 hours in the pivotal hemorrhoidectomy study and that EXPAREL may be admixed with bupivacaine, provided certain medication ratios are observed. Pacira and the FDA have agreed that, in future interactions, they will deal with each other in an open, forthright and fair manner.
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
For example, in Europe, there are several tracks for marketing approval, for product approval and post-approval regulatory processes, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing application is similar to the NDA in the U.S. and is evaluated by the Committee for Medicinal Products for Human Use, or CHMP, the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety and efficacy, it will submit a favorable opinion to the European Commission, or EC. The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all member states. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
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
Manufacturing Requirements
We must comply with the FDA’s cGMP requirements and comparable regulations in other countries. The cGMP provisions include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. The manufacturing facilities for our products must meet cGMP requirements to the satisfaction of the FDA and other authorities pursuant to a pre-approval inspection before we can use them to manufacture our products. We and any third-party manufacturers we engage or with which we partner are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations. Failure to comply with these and other statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including warning letters, the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations and civil and criminal penalties. Adverse experiences with the product or product complaints must be reported and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
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
Employees
As of December 31, 2015, we had 487 employees. All of our employees are located in the United States except for two located in England. None of our employees are represented by a labor union, and we consider our current employee relations to be good.
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
We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was approved by the FDA on October 28, 2011 and commercially launched in April 2012. During 2015, sales of EXPAREL constituted the vast majority of our total revenue, and our success depends on our ability to continue to effectively commercialize EXPAREL. Our ability to effectively generate revenues from EXPAREL will depend on our ability to, among other things:

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
EXPAREL has been a commercialized drug for less than four years. As a result, we continue to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians and hospitals to use EXPAREL. In addition, we also must train our sales force to ensure that a consistent and appropriate message about EXPAREL is delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of EXPAREL and its proper administration, our efforts to successfully commercialize EXPAREL could be put in jeopardy, which could have a material adverse effect on our future revenues and profits.
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

In September 2014, we received a warning letter from the OPDP pertaining to certain promotional aspects of EXPAREL, and in February 2015, agreement was reached with the OPDP on the content and mechanisms for distribution of corrective action, which consisted of a Dear Healthcare Provider Letter and a corrective journal advertisement. Although the warning letter was subsequently withdrawn we expect that it had a negative impact on our customers’ perception of us. We can make no assurances that we will not receive FDA warning letters in the future or be subject to other regulatory action. As noted above, any regulatory violation or allegations of a violation may have a material adverse effect on our reputation and business.
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
We have entered into agreements with third-party service providers to perform a variety of functions related to the sale and distribution of EXPAREL, key aspects of which are out of our direct control. These service providers provide key services related to customer service support, warehousing and inventory program services, distribution services, contract administration and chargeback processing services, accounts receivable management and cash application services, financial management and information technology services. In addition, our inventory is stored at two warehouses maintained by two service providers.

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
As of December 31, 2015, we had 487 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development and manufacturing expertise for our DepoFoam delivery technology and the commercialization expertise of certain members of our senior management. In particular, we are highly dependent on the skills and leadership of our management team, including David Stack, our Chief Executive Officer and Chairman and James Scibetta, our President and Chief Financial Officer. If we lose one or more of these key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for DepoCyt(e), EXPAREL or product candidates that we may develop and may have to limit their commercialization.
The use of DepoCyt(e), EXPAREL and any product candidates that we may develop, license or acquire in clinical trials and the sale of any products for which we obtain regulatory approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. We have been a party of these suits in the past and may be again in the future. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We have obtained limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer, including our indemnification obligations to other parties. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage on acceptable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of additional commercial products upon FDA approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause our stock price to fall and, if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.
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
To successfully meet future customer demand for EXPAREL, we will need to expand our existing commercial manufacturing facilities or establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. As a result, we must continue to improve our manufacturing processes to allow us to reduce our production costs. We may not be able to manufacture our drugs at a cost or in quantities necessary to be commercially successful.
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
In addition, the procurement time for the equipment that we use to manufacture EXPAREL requires long lead times. Therefore, we may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with potential delays in the procurement of manufacturing equipment required to manufacture EXPAREL, including the equipment for the construction of manufacturing suites at Patheon.
In addition to expanding our internal manufacturing facilities, we may enter into arrangements with third parties to supply, manufacture, package, test and/or store EXPAREL or our other products, such as our manufacturing arrangement with Patheon. Entering into such arrangements requires testing and compliance inspections, FDA approvals and development of the processes and facilities necessary for the production of our products. Such arrangements also involve additional risks, many of which would be outside of our control. Such risks include disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of such third party manufacturers to comply with cGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing process, loss of control of our complex manufacturing process, inabilities to fulfill our commercial needs and financial risks in connection with our investment in setting up a third party manufacturing process, such as substantial capital outlays required by us to assist in setting up our manufacturing process at Patheon’s facilities.
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
We are currently the sole manufacturer of EXPAREL and DepoCyt(e), and we expect to be the sole manufacturer until, if and when manufacturing operations commence at Patheon’s facility, which we currently expect, subject to receipt of regulatory approvals, to commence in one to two years’ time. We develop and manufacture EXPAREL and DepoCyt(e) at our facilities in San Diego, California, which are the only FDA approved sites for manufacturing EXPAREL and DepoCyt(e) in the world. We may experience temporary or prolonged suspensions in production of our products due to issues in our manufacturing process that must be remediated or in response to inspections conducted by the FDA or similar foreign regulatory authorities, which could have a material adverse effect on our business, financial position and results of operations.
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
We and Patheon have entered into a Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing Supply Agreement. Under these agreements, Patheon will undertake certain technical transfer activities and construction services to prepare Patheon’s Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. We have agreed with Patheon, among other things, to provide them with the process equipment necessary to manufacture EXPAREL in these suites. We have anticipated and budgeted for capital expenditures associated with the two Patheon suites, including the equipment purchase and construction of the suites as well as payments to be made to Patheon.
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
We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical companies and other competitors, including public and private research organizations, academic institutions and government agencies, in our efforts to establish new collaborations and in-licensing opportunities. These competitors may have access to greater financial resources, research and development staffs and facilities than us and may have greater expertise in identifying and evaluating new opportunities. We may not be successful in locating and acquiring or in-licensing additional desirable product candidates on acceptable terms or at all. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
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
From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. See Item 3 Legal Proceedings in Part I of this Form 10-K for a detailed description of a pending purported stockholder class action lawsuit filed against us and a government investigation. An unfavorable outcome in either of these or other proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In addition, if our stock price is volatile, we may become involved in additional securities class action lawsuits in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.
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
In September 2014, we received a warning letter from the OPDP pertaining to certain promotional aspects of EXPAREL. We took actions to immediately address the FDA’s concerns and minimize further disruption to our business. Ultimately, however, in September 2015, we, along with two independent physicians, filed a lawsuit in federal court against the FDA and other governmental defendants seeking to exercise our lawful rights to communicate truthful and non-misleading information about EXPAREL. The complaint outlined our belief that the FDA’s warning letter received in September 2014 and regulations restricting our truthful and non-misleading speech about EXPAREL violate the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit sought a declaration and injunctive relief to permit us to promote EXPAREL consistent with its approved indication and pivotal studies that supported FDA approval. On December 15, 2015, we announced that the FDA had formally withdrawn the September 2014 Warning Letter via a “Rescission Letter,” and that the FDA and Pacira had reached an amicable resolution of the lawsuit. As part of the resolution of this matter, the FDA confirmed that EXPAREL was broadly approved for “administration into the surgical site to product postsurgical analgesia” in a variety of surgeries not limited to those studied in its pivotal trials. The FDA also approved a labeling supplement for EXPAREL that further clarified that EXPAREL was not limited to any specific surgery type or site, that the proper dosage and administration of EXPAREL is based on various patient and procedure-specific factors, that there was a significant treatment effect for EXPAREL compared to placebo over the first 72 hours in the pivotal hemorrhoidectomy study and that EXPAREL may be admixed with bupivacaine, provided certain medication ratios are observed. Pacira and the FDA have agreed that, in future interactions, they will deal with each other in an open, forthright and fair manner.

We are unable to predict whether such regulatory actions will have an effect on EXPAREL sales, and even if such actions are ultimately resolved favorably, our sales may suffer due to reputational or other concerns. We can make no assurances that we will not receive FDA warning letters in the future or be subject to other regulatory action. As noted above, any regulatory violation or allegations of a violation may have a material adverse effect on our reputation and business.
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
If we do not comply with federal, state and foreign laws and regulations relating to the health care business, we could face substantial penalties.
We and our customers are subject to extensive regulation by the federal government, and the governments of the states and foreign countries in which we may conduct our business. In the United States, the laws that directly or indirectly affect our ability to operate our business include the following:

•
the Federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service for which payment may be made under federal health care programs such as Medicare and Medicaid;

•	other Medicare laws and regulations that prescribe the requirements for coverage and payment for services performed by our customers, including the amount of such payment;

•	the Federal False Claims Act, which imposes civil and criminal liability on individuals and entities who submit, or cause to be submitted, false or fraudulent claims for payment to the government;

•
the Federal False Statements Act, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with delivery of or payment for health care benefits, items or services; and

•	various state laws that impose similar requirements and liability with respect to state healthcare reimbursement and other programs.

If our operations are found to be in violation of any of the laws and regulations described above or any other law or governmental regulation to which we or our customers are or will be subject, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations. Similarly, if our customers are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on us. Any penalties, damages, fines, curtailment or restructuring of our operations would adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation.
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
The testing, manufacturing, quality control, labeling, safety, effectiveness, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of our products EXPAREL and DepoCyt(e) are subject to extensive regulation by governmental authorities in the United States and elsewhere throughout the world. Quality control and manufacturing procedures regarding EXPAREL and DepoCyt(e) must conform to cGMP. Regulatory authorities, including the FDA and the MHRA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure, or the failure of any contract manufacturers with whom we may work in the future, to comply with the laws administered by the FDA, the MHRA or other governmental authorities could result in, among other things, any of the following:

•	product recall or seizure;

•	suspension or withdrawal of an approved product from the market;

•	interruption of production;

•	reputational concerns of our customers or the medical community;

•	operating restrictions;

•	warning letters;

•	injunctions;

•	refusal to permit import or export of an approved product;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	denial of permission to file an application or supplement in a jurisdiction;

•	consent decrees;

•	suspension or termination of ongoing clinical trials;

•	fines and other monetary penalties;

•	criminal prosecutions; and

•	unanticipated expenditures.
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
Risks Related to Our Financial Condition and Capital Requirements
Cumulatively, we have incurred significant losses since our inception and may incur additional losses in the future.
We are a specialty pharmaceutical company with a limited operating history. We have focused primarily on developing and commercializing EXPAREL. Up until 2015, we had incurred losses in each year since our inception in December 2006. While we had net income of $1.9 million for the year ended December 31, 2015, we had net losses of $13.7 million and $63.9 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2015, we had an accumulated deficit of $308.3 million. These losses, among other things, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL. As a result, we had not been profitable prior to 2015. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or if we will continue to remain profitable.
We may not continue to be profitable.
Our ability to remain profitable depends upon our ability to generate revenue from EXPAREL. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

•	manufacture commercial quantities of EXPAREL at acceptable cost levels; and

•	continue to develop a commercial organization and the supporting infrastructure required to successfully market and sell EXPAREL.
We anticipate incurring significant additional costs associated with the commercialization of EXPAREL and are unsure as to whether we will be able to continue to be profitable. If we are unable to generate revenues, we will not remain profitable and may be unable to continue operations without continued funding.
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
Until we can generate a sufficient amount of product revenue, if ever, we expect to finance or supplement future cash needs through public or private equity offerings, debt financings, product supply revenue and royalties, collaboration and licensing arrangements, as well as through interest income earned on cash and investment balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or our commercialization efforts.
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

•	our execution of other collaborative, licensing, distribution, manufacturing or similar arrangements and the timing of payments we may make or receive under these arrangements;

•	variations in the level of expenses related to our future development programs;

•	any product liability or intellectual property infringement lawsuit in which we may become involved; and

•	regulatory developments, lawsuits and investigations affecting EXPAREL or the product candidates of our competitors;
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
We have significant federal and state net operating loss carryforwards and federal and state research and development tax credit carryforwards. Our net operating loss carryforwards and research and development tax credits may expire and not be used. Our net operating loss carryforwards will begin expiring in 2025 for federal purposes and 2016 for state purposes if we have not used them prior to that time. Additionally, our ability to use certain net operating loss and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 because we experienced cumulative changes in ownership of more than 50% within a three-year period. Such ownership changes were triggered by the cumulative ownership changes arising as a result of the initial acquisition of the Company’s stock in 2007 and the completion of our initial public offering and our other financing transactions. Because of the ownership changes, we will be limited regarding the amount of net operating loss carryforwards and research tax credits that we can utilize annually in the future to offset taxable income or tax, respectively. Such an annual limitation will significantly reduce the utilization of the net operating loss carryforwards and research tax credits before they expire. In addition, California and certain states have suspended use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use net operating loss carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.
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
Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 18, 2016, the trading prices of our stock have ranged from $6.16 to $121.95 per share.
Our stock could be subject to wide fluctuations in price in response to various factors, including the following:

•	the commercial success of EXPAREL;

•	results of clinical trials of our product candidates or those of our competitors;

•	changes or developments in laws or regulations applicable to our product candidates;

•	introduction of competitive products or technologies;

•	failure to meet or exceed financial projections we provide to the public;

•	actual or anticipated variations in quarterly operating results;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	regulatory concerns or government actions

•	general economic and market conditions and overall fluctuations in U.S. equity markets;

•	developments concerning our sources of manufacturing supply;

•	disputes or other developments relating to patents or other proprietary rights;

•	additions or departures of key scientific or management personnel;

•	issuances of debt, equity or convertible securities;

•	changes in the market valuations of similar companies; and

•	the other factors described in this “Risk Factors” section.
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
As of December 31, 2015, our total consolidated gross indebtedness was $118.5 million, all of which was unsecured indebtedness, and our subsidiaries had no indebtedness (in each case, excluding trade payables, intercompany liabilities and income tax-related liabilities).
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
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, we will be required to make cash payments for each $1,000 in principal amount of Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. Any credit facility or other agreement that we may enter into may limit our ability to make cash payments at the time of a fundamental change or upon conversion of the Notes. Further, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof. In February 2015, we received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million was paid in cash pursuant to the terms of the Indenture. We elected to settle the conversion premium with shares of our common stock. There is no assurance that we will not receive more conversion requests.
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
In the future, we may sell additional shares of our common stock to raise capital. Except under limited circumstances, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including upon exercise of our outstanding options or otherwise, will dilute the ownership interest of our common stockholders. In addition, our greater than 5% stockholders may sell a substantial number of their shares in the public market, which could also affect the market price for our common stock. We cannot predict the size of future sales or issuances of our common stock or the effect, if any, that they may have on the market price for our common stock. The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2015, the average per day trading volume of our common stock was 958,555 shares. The issuance and/or sale of substantial amounts of common stock, or the perception that such issuances and/or sales may occur, could adversely affect the market price of our common stock and the trading price of the Notes and impair our ability to raise capital through the sale of additional equity or debts securities.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We occupy four facilities totaling approximately 172,000 square feet at our Science Center Campus in San Diego, California. We use these facilities for research and development, manufacturing, general and administrative purposes and the storage of inventory and raw materials. All of our properties in San Diego are under leases which expire in August 2020. In addition, we maintain our executive offices and our commercial and business development facility in Parsippany, New Jersey, where we occupy approximately 42,000 square feet under a lease expiring in March 2028.
We believe that our research and development and manufacturing facilities at our Science Center Campus and yet to be completed Patheon facility (as discussed in Item 1-Business above) will be sufficient for our commercial and pipeline development needs. We also may add new facilities or expand existing facilities as we add employees, expand our geographic markets and if demand for EXPAREL increases and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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
In September 2014, the FDA’s Office of Prescription Drug Promotion issued us a warning letter related to certain promotional materials. We took actions to address the immediate FDA concerns and minimize further disruption to our business, but ultimately sought a court order to defend against any retroactive attempt to limit the broad indication for EXPAREL and restrict communications supported by the approved label. On September 8, 2015, we, along with two independent physicians, filed a lawsuit in the U.S. District Court for the Southern District of New York against the FDA and other governmental defendants seeking to exercise our lawful right to communicate truthful and non-misleading information about EXPAREL. The complaint outlined our belief that the FDA’s warning letter and regulations restricting our truthful and non-misleading speech about EXPAREL violated the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit sought a declaration and injunctive relief to permit us to promote EXPAREL consistent with its approved indication and pivotal studies that supported FDA approval. On December 15, 2015, our lawsuit against the FDA was amicably resolved. The FDA approved a revised label for EXPAREL confirming that EXPAREL has, since its approval on October 28, 2011, been approved for administration into the surgical site to produce postsurgical analgesia in a variety of surgeries not limited to those studied in its pivotal trials, and issued a rescission letter withdrawing its previously issued warning letter.

On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against us and several of our current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The plaintiff amended the lawsuit on May 29, 2015. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding our business, operations, prospects and performance during the proposed class period of February 24, 2014 to April 29, 2015. On November 19, 2015, the suit was dismissed with leave to re-plead by a New Jersey federal judge. On January 22, 2016, the parties agreed to and filed a Stipulation of Dismissal with Prejudice.

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

Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed under the ticker symbol “PCRX” on The NASDAQ Global Select Market. The following table sets forth, for the periods indicated, the high and low intraday sales prices of our common stock as reported by the NASDAQ:

Year Ended 2015	High	Low
Fourth Quarter	$80.25	$35.78
Third Quarter	72.98	39.29
Second Quarter	93.22	65.00
First Quarter	121.95	82.00

Year Ended 2014	High	Low
Fourth Quarter	$112.00	$84.93
Third Quarter	109.94	81.51
Second Quarter	93.13	60.30
First Quarter	83.41	54.23
On February 18, 2016, the closing price of our common stock as reported on The NASDAQ Global Select Market was $60.17 per share and we had approximately 15 holders of record of our common stock.
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

Comparison of Cumulative Total Returns Since Our IPO

$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
Feb 3, 2011
December 2011
December 2012
December 2013
December 2014
December 2015
Pacira Pharmaceuticals, Inc.
NASDAQ Composite
NASDAQ Biotechnology

	Cumulative Total Return
	February 3,	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2012	2013	2014	2015
Pacira Pharmaceuticals, Inc. (PCRX)	$100.00	$123.22	$248.86	$818.95	$1,262.96	$1,093.87
NASDAQ Composite (^IXIC)	100.00	94.60	109.65	151.66	171.98	181.83
NASDAQ Biotechnology (^NBI)	100.00	111.01	146.42	242.49	325.17	362.31
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and as such we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, provisions of applicable law and any other factors the board deems relevant.
Item 6.    Selected Financial Data
The following table provides selected consolidated financial data. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. The following consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data	(In thousands, except per share data)
Revenues:
Net product sales	$244,487	$193,526	$81,956	$18,191	$6,895
Collaborative licensing and milestone revenue	1,426	1,287	972	18,390	5,074
Royalty revenue	3,084	2,855	2,623	2,503	3,720
Total revenues	248,997	197,668	85,551	39,084	15,689
Operating expenses:
Cost of goods sold	71,837	77,440	54,772	32,139	16,739
Research and development	28,662	18,731	21,560	9,937	14,873
Selling, general and administrative	139,043	106,662	62,508	46,306	20,159
Impairment of long-lived assets	—	—	—	—	3,019
Total operating expenses	239,542	202,833	138,840	88,382	54,790
Income (loss) from operations	9,455	(5,165)	(53,289)	(49,298)	(39,101)
Other (expense) income:
Interest income	678	382	259	275	255
Interest expense	(7,725)	(8,278)	(7,253)	(1,807)	(4,780)
Loss on early extinguishment of debt	(52)	—	(3,398)	(1,062)	—
Royalty interest obligation	(71)	(323)	(623)	(278)	227
Other, net	(165)	(159)	(47)	(111)	71
Total other expense, net	(7,335)	(8,378)	(11,062)	(2,983)	(4,227)
Income (loss) before income taxes	2,120	(13,543)	(64,351)	(52,281)	(43,328)
Income tax (expense) benefit	(264)	(173)	442	—	—
Net income (loss)	$1,856	$(13,716)	$(63,909)	$(52,281)	$(43,328)

Net income (loss) per share:
Basic net income (loss) per common share	$0.05	$(0.39)	$(1.93)	$(1.72)	$(2.64)
Diluted net income (loss) per common share	$0.04	$(0.39)	$(1.93)	$(1.72)	$(2.64)
Weighted average common shares outstanding:
Basic	36,540	35,299	33,182	30,332	16,437
Diluted	41,301	35,299	33,182	30,332	16,437

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data	(In thousands)
Cash and cash equivalents, restricted cash, short-term and long-term investments	$172,427	$182,598	$73,785	$42,573	$77,452
Working capital (deficit)	100,906	74,247	(15,192)	46,766	50,738
Total assets	389,623	326,072	169,820	112,054	113,490
Long-term liabilities	19,555	14,917	6,628	32,043	33,310
Accumulated deficit	(308,289)	(310,145)	(296,429)	(232,520)	(180,239)
Total stockholders’ equity	218,392	171,145	41,249	65,855	48,269

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
Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of December 31, 2015, our commercial stage products are EXPAREL and DepoCyt(e):

•
EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic indicated for single-dose administration into the surgical site to produce postsurgical analgesia, which was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011. We commercially launched EXPAREL in April 2012. We drop-ship EXPAREL directly to the end user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers.

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the United States and Europe.

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses as we commercialize EXPAREL; pursue the use of EXPAREL in additional indications and opportunities; advance the development of product candidates, such as DepoMeloxicam and DepoTranexamic Acid; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch and expand and enhance our manufacturing capacity for EXPAREL.
FDA Litigation

On December 15, 2015, we announced that we achieved an amicable resolution with the United States in our lawsuit filed on September 8, 2015, Pacira Pharmaceuticals, Inc. et al v. United States Food & Drug Administration et al, which claimed violations of the First and Fifth Amendments of the U.S. Constitution as well as violations of the Administrative Procedures Act. The resolution confirms that EXPAREL is, and has been since 2011, broadly indicated for administration into the surgical site to provide postsurgical analgesia. Following a series of productive and collaborative discussions, the FDA and Pacira agreed to the following key resolution terms:

i) The FDA confirms that EXPAREL has, since its approval on October 28, 2011, been approved for “administration into the surgical site to produce postsurgical analgesia” in a variety of surgeries not limited to those studied in its pivotal trials.

ii) The FDA approved a labeling supplement which amends the EXPAREL Package Insert to clarify and reinforce that:

•The use, efficacy and safety of EXPAREL is not limited to any specific surgery type or site;

•
The proper dosage and administration of EXPAREL is based on various patient and procedure-specific factors, with the two surgical models utilized in the pivotal trials provided as examples for the purpose of providing general guidance;

•
There was a significant treatment effect for EXPAREL compared to placebo over the first 72 hours in the pivotal hemorrhoidectomy study. The description of that duration of effect now includes a graphical representation of the mean pain intensity scores over time for the EXPAREL and placebo groups for the full 72-hour efficacy period, as well as information about median time to first opioid use and percentage of opioid-free patients in each treatment group; and

•	EXPAREL may be admixed with bupivacaine—including co-administered in the same syringe—provided certain medication ratios are observed.

iii) The September 2014 FDA Warning Letter was formally withdrawn via a “Rescission Letter” from the Director of the FDA Center for Drug Evaluation and Research (CDER). At the request of Pacira, the Rescission Letter included FDA guidance related to two key procedures:

•	Infiltration into the transversus abdominis plane, or TAP block, which is a field block technique covered by the approved indication for EXPAREL; and

•	Infiltration to produce postsurgical analgesia at the site of oral surgery procedures including tooth extractions, which is also covered by the approved indication for EXPAREL.

iv) The United States acknowledged that the rescission of the Warning Letter and approval of the labeling supplement reflect the scope of the indication in the New Drug Application, or NDA, that the FDA approved on October 28, 2011.
Recent Highlights and Developments

•
Total revenues increased $51.3 million, or 26%, in the year ended December 31, 2015, as compared to 2014, primarily driven by EXPAREL product sales of $239.9 million, net of allowances for sales returns, prompt payment discounts, volume rebates, chargebacks and distribution service fees payable to wholesalers.

•
In February 2016, we announced topline results of a randomized controlled trial in third molar, or “wisdom teeth”, procedures, with a per-protocol analysis demonstrating statistical significance and an intention-to-treat analysis strongly trending towards significance in spite of the underpowered study size resulting from one of three clinical sites being eliminated for protocol violations. We plan to generate Phase 4 studies in additional oral and maxillofacial surgeries to provide clinical guidance to the oral and maxillofacial community. We anticipate a late third quarter 2016 launch for oral surgery.

•
In May 2015, we received feedback from the FDA’s Division of Anesthesia, Analgesia and Addiction Products, or DAAAP, that the proposed approach to demonstrate comparability and to provide adequate data in support of our new DepoFoam spray process appears acceptable. Based on this feedback, we intend to pursue the manufacturing of DepoFoam-based products using the spray process.

•
In April 2015, we delivered manufacturing process equipment to the first of two manufacturing suites dedicated to the production of EXPAREL at Patheon U.K. Limited’s, or Patheon, Swindon, England facility. We currently expect, subject to receipt of regulatory approvals, the first commercial manufacturing suite at Patheon’s facility to commence commercial production in 2017. We expect production capacity for EXPAREL at the first commercial manufacturing suite at Patheon’s facility to be similar to that of our Suite C manufacturing location in San Diego, California.

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

•
In March 2015, we received a Complete Response Letter from the FDA following a review of our sNDA for the use of EXPAREL in nerve block to provide postsurgical analgesia, and in May 2015 we conducted an end-of-review conference with the DAAAP. Based upon FDA guidance that the expected use of EXPAREL will be for a broad spectrum of nerve blocks and not limited to the narrow indication of a single nerve block, we plan to conduct additional Phase 3 studies for upper extremity and lower extremity nerve blocks, specifically a brachial plexus nerve block for patients undergoing total shoulder arthroplasty or rotator cuff repair and a femoral nerve block for patients undergoing total knee arthroplasty. As of February 2016, we have initiated these studies.

EXPAREL
We are pursuing several additional indications for EXPAREL. We plan to conduct Phase 3 studies for both upper and lower extremity nerve blocks, specifically a brachial plexus nerve block for patients undergoing total shoulder arthroplasty or rotator cuff repair and a femoral nerve block for patients undergoing total knee arthroplasty, or TKA. We believe that this additional indication for EXPAREL presents a method of pain control that has the potential to reduce the need for opioids and replace the costly and cumbersome perineural catheter, drug reservoir and pump with a single injection to continuously deliver bupivacaine, and will allow us to fully leverage our manufacturing and commercial infrastructure. In addition to the nerve block indication, we are also pursuing studies for the expanded use of EXPAREL in chronic pain. For chronic pain, we intend to initiate a Phase 2 trial in 2016 with patients suffering from chronic lower back pain caused by facet joint dysfunction with EXPAREL as a single dose administration to define the duration of efficacy and determine the optimal dose, which will better inform the Phase 3 study design. We also plan on commencing pediatric trials, which have been required by the FDA.
We expect to continue to implement a variety of programs to educate customers about EXPAREL. Our commercial team, consisting of both sales representatives and scientific and medical affairs professionals, executes on a full range of activities for EXPAREL, including disseminating publications and abstracts evidencing the clinical efficacy and safety of EXPAREL, health outcomes and economic research and review articles on postsurgical pain management. We also provide resources for real world evidence data collection such as drug utilization and/or medication use evaluations and pharmacoeconomic studies, which aid in demonstrating the true cost of opioid-based postsurgical pain control through retrospective and prospective analyses for our hospital customers utilizing their own hospital data. Finally, we intend to launch an integrated patient engagement and activation campaign focused on educating the patient population about their postsurgical analgesic options. The initiative is centered on empowering individuals to proactively discuss non-opioid options, including EXPAREL, with their clinicians prior to surgical procedures.
Product Pipeline
DepoFoam is used to extend the release of the active drug substances. With this technology, we are currently developing two new DepoFoam-based product candidates, DepoMeloxicam, or DepoMLX, a DepoFoam-based non-steroidal anti-inflammatory drug, or NSAID, and DepoTranexamic Acid, or DepoTXA, a DepoFoam-based antifibrinolytic. Completion of clinical trials may take several years or more, and the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. There are other potential DepoFoam products being evaluated as pipeline candidates.
DepoMLX is a long-acting NSAID, designed to treat moderate to severe acute pain. A product designed for single dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose dependent gastrointestinal side effects. Meloxicam, which is currently available as an oral formulation, is a commonly used NSAID on the market today. We expect our customer audience for this drug to be similar to the target audience for EXPAREL infiltration. DepoMLX is currently in pre-clinical development, and we expect the initiation of a Phase 1 clinical study under an investigational new drug application, or IND, in the second half of 2016.
Tranexamic Acid, or TXA, is currently used as a systemic injection or as a topical application, and is used to treat or prevent excessive blood loss during surgery by promoting hemostasis. The current formulation of tranexamic acid, however, has a short-lived effect consisting of only a few hours, while the risk of bleeding continues for two to three days after surgery. We believe DepoTXA, a long acting local antifibrinolytic agent combining immediate and extended release TXA, could address the unmet, increasing need for rapid ambulation and discharge in the ambulatory surgery environment for joint surgery (primarily orthopedic surgery, including spine and trauma procedures and cardiothoracic surgery). Designed for single dose local administration into the surgical site, DepoTXA could provide enhanced hemostabilization for patients over the systemic use of TXA by reducing bleeding, the need for blood transfusions, swelling, soft-tissue hematomas and the need for postoperative drains, thereby increasing not only vigor in patients, but also by decreasing overall costs to the hospital system. DepoTXA is currently in pre-clinical development, and we expect an IND approval to be followed by the initiation of a Phase 2 clinical study in the second half of 2016.
Results of Operations
Comparison of Years Ended December 31, 2015, 2014 and 2013
Revenues
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013	% Increase / (Decrease)
Net product sales:
EXPAREL	$239,851	$188,528	$76,218	27%	147%
DepoCyt(e)	4,636	4,998	5,738	(7)%	(13)%
Total net product sales	244,487	193,526	81,956	26%	136%
Collaborative licensing and milestone revenue	1,426	1,287	972	11%	32%
Royalty revenue	3,084	2,855	2,623	8%	9%
Total revenues	$248,997	$197,668	$85,551	26%	131%
EXPAREL revenue grew 27% and 147% in the years ended December 31, 2015 and 2014, respectively, primarily due to increases in sales volume of 21% and 135% in each respective period. The strong demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL in soft tissue and orthopedic procedures. The remaining increase in EXPAREL revenue was due to 5% price increases in each of May 2014 and April 2015. In addition, as a result of both major hospital system formulary wins and the reduction of formulary restrictions, physician access has improved. The 2015 EXPAREL growth was partially offset by lower pricing on government sales resulting from our participation in the Federal Supply Schedule beginning in the third quarter of 2015.
DepoCyt(e) product sales decreased 7% in 2015 primarily due to the decrease in the value of the Euro reflected in European sales and a decrease in domestic DepoCyte sales volume. DepoCyt(e) product sales decreased 13% in 2014 due to a lower number of DepoCyt(e) lots sold to our commercial partners.
The increase in collaborative licensing and milestone revenue of 11% in 2015 and 32% in 2014 was primarily driven by the receipt of an $8.0 million upfront payment in May 2014 from Mundipharma International Corporation Limited, or Mundipharma, in connection with the extension of the term of existing supply and distribution agreements and the expansion of the territory where Mundipharma can market and distribute DepoCyte, which is being recognized on a straight-line basis over the contractual term which expires in June 2033.
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
The following table provides information regarding cost of goods sold during the periods indicated, including our gross margin percentage (dollar amounts in thousands):

	Year Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013	% Increase / (Decrease)
Cost of goods sold	$71,837	$77,440	$54,772	(7)%	41%
Gross margin *	71%	61%	35%
* The gross margin calculation excludes collaborative licensing and milestone revenue.

Despite an increase in annual sales volume during 2015 of 21%, the 7% decrease in cost of goods sold versus 2014 was due to a lower manufacturing cost per vial, driven by increased utilization of our EXPAREL manufacturing facility located in San Diego, California, along with the absence of manufacturing line start-up costs which were incurred during 2014. In 2015, the full-year benefit of additional capacity from the 2014 introduction of two new manufacturing lines dedicated to EXPAREL and higher production contributed to the increased utilization of our facilities and lower manufacturing costs per vial, which is reflected in the improvement of our gross margin to 71% in 2015 versus 61% in 2014. The improvements in lower manufacturing costs per vial and gross margin percentage were sustained in spite of unplanned shutdown costs of $3.0 million during 2015.
The increase in cost of goods sold in 2014 was due to the increase in net product sales discussed above. The improvement in gross margin to 61% in 2014 versus 35% in 2013 was driven by increased utilization of our facilities to manufacture

EXPAREL. During 2014, we added two new manufacturing lines which offset the high fixed cost infrastructure at our EXPAREL manufacturing facility.
Research and Development Expenses
Research and development expenses consist primarily of costs related to clinical studies and related outside services, stock-based compensation expenses and other research and development costs, including Phase 4 studies that are required as a condition of FDA approval or are conducted to generate new data such as dosing and administration techniques. Clinical study expenses include costs for clinical personnel, clinical studies performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other expenses include development costs for our pipeline products and medical information expenses, which include personnel, equipment, materials and contractor costs for both new process development and new product candidates, toxicology studies and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013	% Increase / (Decrease)
Clinical development	$10,001	$5,518	$11,202	81%	(51)%
Product development and other	13,527	6,723	6,013	101%	12%
Stock-based compensation	5,134	6,490	4,345	(21)%	49%
Total research and development expense	$28,662	$18,731	$21,560	53%	(13)%
% of total revenue	12%	9%	25%
Research and development expenses increased 53% in 2015 versus 2014 largely due a $6.8 million increase in product development and other expenses reflecting the development of a new EXPAREL DepoFoam spray manufacturing process, DepoTXA, DepoMLX and additional pre-clinical expenses driven by DepoFoam toxicology studies. Clinical development expenses increased by $4.5 million primarily due to the initiation of and enrollment in our EXPAREL infiltration oral surgery trial. We also incurred start-up expenses in our infiltration TKA trial, expected to commence enrollment in early 2016, and in two Phase 3 nerve block trials, including a femoral nerve block in subjects undergoing TKA and a brachial plexus block in patients undergoing total shoulder arthroplasty or rotator cuff repair, both of which are expected to commence enrollment in early 2016. Stock-based compensation decreased 21%, which was largely attributable to the requirement to revalue non-employee grants.
Research and development expenses decreased 13% in 2014 versus 2013 primarily due to decreases in clinical expenses related to the conclusion of our Phase 2/3 pivotal trial of EXPAREL administered as a femoral nerve block for TKA and our Phase 3 pivotal trial of EXPAREL as an intercostal nerve block for thoracotomy. This decrease was partially offset by an increase in stock-based compensation expense, primarily due to the requirement to revalue non-employee options periodically until they vest. Over this timeframe the fair value of our stock options increased significantly, largely as a result of a corresponding increase in our stock price. The increase in other research and development expense reflects increased headcount for our medical information support function.
Selling, General and Administrative Expenses
Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to CrossLink BioScience, LLC, or CrossLink, for the promotion and sale of EXPAREL, expenses related to communicating health outcome benefits of EXPAREL patients and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory, compliance, information technology, human resources, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.
The following table provides information regarding selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013	% Increase / (Decrease)
Sales and marketing	$77,733	$65,010	$39,298	20%	65%
General and administrative	39,088	26,902	17,568	45%	53%
Stock-based compensation	22,222	14,750	5,642	51%	161%
Total selling, general and administrative expenses	$139,043	$106,662	$62,508	30%	71%
% of total revenue	56%	54%	73%
Selling, general and administrative expenses increased 30% in 2015.
Sales and marketing expenses increased by 20% in 2015 versus 2014 primarily due to an increase in the number of our field-based medical and scientific affairs personnel to better support and educate our customers, resulting in a $10.0 million increase in salaries, benefits and other headcount related costs. We also had a $2.7 million increase in spending for EXPAREL, which included educational initiatives and programs to create product awareness among key orthopedic and soft tissue surgical markets, commission based payments to CrossLink, the initiation of a patient awareness campaign related to postsurgical analgesic options for pain relief and other selling initiatives and promotional activities to support the growth of EXPAREL.
General and administrative expenses increased 45% in 2015 versus 2014 largely due to increases in legal costs of $7.8 million associated with the subpoena from the DOJ and our FDA activities, including expenses related to the warning letter issued by the FDA’s Office of Prescription Drug Promotion, or OPDP, and our lawsuit against the FDA which claimed violations of the First and Fifth Amendments of the U.S. Constitution as well as the Administrative Procedures Act, the resolution of which is described in the Overview section above. Due to the growth of the business mainly in our business development and human resources groups, salaries and benefits increased by $2.5 million. Additionally, there were increases in infrastructure costs and outside services in areas such as compliance and information technology to support the commercial and manufacturing growth of EXPAREL.
Stock-based compensation increased 51% in 2015 versus 2014 as a result of increases in headcount as well as our 2015 grant of RSUs.
Selling, general and administrative expenses increased by 71% in 2014.
Sales and marketing expenses increased by 65% in 2014 versus 2013 primarily due to a $16.0 million increase in spending for EXPAREL, which included educational initiatives and programs to create product awareness in the orthopedic market, commission based payments to CrossLink, other selling initiatives and promotional activities to support the growth of EXPAREL. We also had an $8.7 million increase in salaries and benefits driven by an increase in the number of our field-based medical and scientific affairs personnel to better support and educate our customers.
General and administrative expenses increased 53% in 2014 versus 2013 largely due to increases in salaries and benefits of $3.6 million associated with our increased headcount, as well as increased infrastructure costs and outside services in areas such as regulatory affairs and pharmacovigilance, tax services and information technology to support the commercial and manufacturing growth of EXPAREL.
Stock-based compensation increased 161% in 2014 versus 2013 largely due to increases in headcount and significantly higher grant date fair values of our stock options as a result of a corresponding increase in our stock price.

Other Income (Expense)
The following table provides information regarding other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013	% Increase / (Decrease)
Interest income	$678	$382	$259	77%	47%
Interest expense	(7,725)	(8,278)	(7,253)	(7)%	14%
Loss on early extinguishment of debt	(52)	—	(3,398)	N/A	(100)%
Royalty interest obligation	(71)	(323)	(623)	(78)%	(48)%
Other, net	(165)	(159)	(47)	4%	238%
Total other expense, net	$(7,335)	$(8,378)	$(11,062)	(12)%	(24)%
% of total revenue	(3)%	(4)%	(13)%
Total other expense, net decreased by 12% in 2015 versus 2014 primarily due to decreases in both interest expense and our royalty interest obligation and an increase in interest income. The decrease in interest expense was primarily due to a $0.5 million increase in capitalized interest on the construction of new manufacturing suites. The increase in interest income is due to higher cash balances and longer duration investments. The decrease in our royalty interest obligation is due to our royalty interests assignment agreement with Paul Capital Advisors LLC ending on December 31, 2014.
Total other expense, net decreased by 24% in 2014 versus 2013 primarily due to the loss on the early extinguishment of our Oxford Credit Facility in January 2013, partially offset by an increase in interest expense. The increase in interest expense was due to an $0.8 million decrease in capitalized interest on a manufacturing suite at our San Diego location, which was placed into service in 2014 and a $0.2 million increase in interest expense arising from a full year’s amortization of the discount on our convertible senior notes.
In 2013, we incurred a $3.4 million loss on the early extinguishment of the Oxford Credit Facility.
Income Tax Expense (Benefit)
The following table provides information regarding our income tax expense (benefit) during the periods indicated, including percent changes (in thousands):

	Year Ended December 31,			2015 versus 2014	2014 versus 2013
	2015	2014	2013	% Increase / (Decrease)
Income tax expense (benefit)	$264	$173	$(442)	53%	N/A
Effective tax rate	12%	(1)%	1%
We recorded tax provisions of $0.3 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. The $0.1 million increase in 2015 versus 2014 is primarily attributable to the alternative minimum tax component of the federal tax provision. The 2015 tax provision reflects alternative minimum tax as well as minimum and apportionment state taxes. Prior to 2015, there was no provision for federal income taxes since we had incurred net operating losses since inception. The 2014 provision was the result of minimum and apportionment based state taxes. In 2013, the income tax benefit reflected the sale of our unused net operating losses through the State of New Jersey’s Economic Development Authority Technology Business Tax Certificate Transfer Program.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock, common stock, secured and unsecured notes, borrowings under debt facilities, product sales and collaborative licensing and milestone revenue. As of December 31, 2015, we had an accumulated deficit of $308.3 million, cash and cash equivalents, short-term investments and long-term investments of $172.4 million and working capital of $100.9 million.

Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
Consolidated Statement of Cash Flows Data:	2015	2014	2013
Net cash provided by (used in):
Operating activities	$28,996	$26,564	$(43,838)
Investing activities	(20,231)	(120,434)	(42,938)
Financing activities	10,699	118,875	89,165
Net increase in cash and cash equivalents	$19,464	$25,005	$2,389
Operating Activities
In 2015, net cash provided by operating activities was $29.0 million, which largely resulted from increased revenues and improved gross margins versus 2014. Positive cash flow from operations reflected net income of $1.9 million plus $49.5 million in add backs of non-cash expenses comprised of $33.4 million of stock-based compensation and $16.1 million of depreciation and amortization, partially offset by a $22.3 million net investment in operating assets and liabilities, including a substantial investment in inventory. Both net income and cash flow were negatively impacted by legal expenses related to the warning letter issued by the OPDP in September 2014, the DOJ inquiry and our lawsuit against the FDA which claimed violations of the First and Fifth Amendments of the U.S. Constitution as well as the Administrative Procedures Act, the resolution of which is described in the Overview section above.
In 2014, net cash provided by operating activities was $26.6 million. Our net loss of $13.7 million was more than offset by $40.0 million in non-cash expenses comprised of $24.8 million of stock-based compensation and $14.7 million of depreciation and amortization. Cash flow benefited from higher EXPAREL product sales and significantly improved gross margins, which were partially offset by expenditures for additional field-based personnel and related educational, selling and promotional initiatives, as well as additional administrative support. We also received an $8.0 million upfront payment from Mundipharma in connection with the extension of the term of existing supply and distribution agreements and the expansion of the territory where Mundipharma can market and distribute DepoCyte.
In 2013, net cash used in operating activities was $43.8 million, largely due to a $63.9 million loss offset by non-cash expenses of $21.7 million, comprised of $11.5 million in stock-based compensation and $10.2 in depreciation and amortization.
Investing Activities
In 2015, net cash used in investing activities was $20.2 million, which reflected purchases of fixed assets of $41.3 million. Major capital projects included investing in a new research and development facility at our Science Center Campus in San Diego, California and continuing expenditures for expanding our manufacturing capacity in Swindon, England in partnership with Patheon. We also made contingent consideration payments to Skyepharma of $7.1 million related to the acquisition in March 2007. These expenditures were offset by $28.2 million of short-term investment maturities, net of purchases.
In 2014, net cash used in investing activities was $120.4 million. This was due to a net investment of $84.0 million in short-term and long-term investments, mainly purchased using the net proceeds from our April 2014 follow-on underwritten public offering. We spent $23.0 million for purchases of fixed assets, which included major investments for an EXPAREL manufacturing fill line and our capacity expansion project with Patheon. We also paid $13.4 million in contingent consideration payments to Skyepharma, which included an $8.0 million milestone payment and $5.4 million in percentage payments on collections of net sales of EXPAREL in connection with the 2007 acquisition.
In 2013, net cash used in investing activities was $42.9 million. This was due to a net investment of $28.7 million in short-term investments, $12.2 million in investments in fixed assets related to the expansion of our manufacturing facilities at our Science Center Campus and $2.0 million in percentage payments on collections of net sales of EXPAREL in connection with the 2007 acquisition.
Financing Activities
In 2015, net cash provided by financing activities was $10.7 million, which reflected proceeds from the exercise of stock options of $10.1 million and proceeds from the issuance of shares under our ESPP of $2.1 million. The increase was offset by the cash settlement of $1.5 million in principal on a conversion of our convertible senior notes.

In 2014, net cash provided by financing activities was $118.9 million which was largely attributable to our April 2014 follow-on underwritten public offering with net proceeds of $110.5 million after deducting underwriters’ fees and expenses. We also received $7.2 million and $1.2 million of proceeds from the exercise of stock options/warrants and our ESPP, respectively.
In 2013, net cash provided by financing activities of $89.2 million was primarily attributable to our private offering of our convertible senior notes, which, after deducting financing costs, provided net proceeds of $115.3 million. We used $30.0 million of the net proceeds from the offering to repay in full the $27.5 million outstanding balance on the Oxford Credit Facility, as well as a $1.7 million end of term fee and an $0.8 million early prepayment penalty. We also received $3.9 million from the exercise of stock options and warrants.
Equity Financings
From inception through December 31, 2015, we have raised approximately $345 million of net proceeds from the sale of common stock and other equity securities.
Common Stock
In April 2014, we sold 1,840,000 shares of common stock at a price of $64.00 per share in a follow-on underwritten public offering for proceeds of $110.5 million, net of underwriters’ fees and related expenses.

Debt Facilities
January 2013 Convertible Senior Notes
On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal, 3.25% convertible senior notes due 2019, or Notes, which are classified as a current liability as discussed in Note 8, Debt, to our consolidated financial statements included herein. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses.
On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events, but will not be adjusted for any accrued and unpaid interest. Additionally, during any calendar quarter, the holders have the right to convert if our stock price closes at or above 130% of the conversion price then applicable (the “Consecutive Sales Price”) during a period of at least 20 out of the last 30 consecutive trading days of any given quarter. During the three months ended December 31, 2015 the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible until March 31, 2016. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. In the event that all of the Notes are converted, we would be required to repay the $118.5 million in outstanding principal and approximately $248 million of cash or issue approximately 3.2 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of December 31, 2015, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.
On or after February 1, 2017, we may redeem for cash all or part of the Notes if the last reported sale price (as defined in the Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period, ending within five trading days prior to the date on which we provide notice of redemption. If we decide to call the Notes on or after February 1, 2017, we currently intend, subject to market conditions and the trading price of our common stock, to provide holders of the Notes with the maximum 60 day redemption notice provided for in the Indenture.
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
See Note 8, Debt, to our consolidated financial statements included herein for further discussion of the Notes.

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

•
the cost and timing of expanding our manufacturing facilities for EXPAREL and our other product candidates, including costs associated with certain technical transfer activities and the construction of manufacturing suites at Patheon’s Swindon, England facility;

•	the timing of and extent to which the holders of our Notes elect to convert the Notes;

•	the cost and timing of potential milestone payments to Skyepharma, which could be up to an aggregate of $44.0 million if certain milestones pertaining to net sales of EXPAREL are met;

•	costs related to legal and regulatory issues;

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
Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Senior convertible notes - principal (2)	$118,533	$—	$—	$118,533	$—
Senior convertible notes - interest	11,878	3,852	7,705	321	—
Lease obligations (3)	47,156	7,743	15,959	14,723	8,731
Purchase obligations (4)	869	281	588	—	—
Total	$178,436	$11,876	$24,252	$133,577	$8,731

(1) This table does not include potential future milestone payments to Skyepharma which could be up to an aggregate of $44.0 million if certain milestones pertaining to net sales of EXPAREL are met, including $8.0 million when annual net sales of EXPAREL collected reach $250.0 million (measured on a rolling quarterly basis). This contingency is described further in Note 6, Goodwill and Intangible Assets, of our consolidated financial statements included herein. In addition, this table does not include various agreements that we have entered into for services with third party vendors due to the cancelable nature of these services.
(2) The amounts displayed in the table above represent management’s best estimate of timing with respect to the future convertibility of these instruments. See Note 8, Debt, of our consolidated financial statements included herein for further discussion. Additionally, it excludes any conversion premium on the Notes, which may be settled in cash or stock at the Company’s discretion. If the Notes were converted at December 31, 2015, it would result in an approximate premium of 3.2 million shares, $248 million of cash or a combination thereof.
(3) The amounts consist of operating leases for our corporate headquarters in Parsippany, New Jersey and manufacturing, research and development and warehouse space in San Diego, California.
(4) The amounts consist of minimum non-cancelable contractual commitments for the purchase of certain raw materials.

In October 2013, we and CrossLink commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement. In February 2015, we entered into a Third Amendment to the Master Distributor Agreement (the “Third Amendment”) with CrossLink to, among other things, amend certain payment terms of the agreement and specify certain sub-distributors that may promote and sell EXPAREL under the agreement. Under the terms of the Third Amendment, Pacira and CrossLink have mutual termination rights under the Agreement, and we are permitted to terminate the Agreement without cause effective September 30, 2016, subject to certain terms and conditions set forth in the Agreement. In the event we terminate the agreement, a termination payment based on a percentage of earned performance-based fees will be due to CrossLink.

In April 2014, we and Patheon entered into a Strategic Co-Production Agreement and Technical Transfer and Service Agreement to collaborate in the manufacture of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. Upon an early termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.4 million.
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
Revenue Recognition
Our principal sources of revenue include (i) sales of EXPAREL in the United States, (ii) sales of DepoCyt(e) in the United States and Europe, (iii) royalties based on sales by commercial partners of DepoCyt(e) and (iv) license fees and milestone payments. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end user. We also recognize revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e), upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with current Good Manufacturing Practices, or cGMP.
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
Returns Allowances
We allow customers to return product that is damaged or received in error. In addition, we allow EXPAREL to be returned beginning six months prior to, and twelve months following, product expiration. We estimate our sales returns reserve based on return history from other hospital-based products with similar distribution models and our historical return rates, which we believe is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.

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
The following table provides a summary of activity with respect to our sales related allowances and accruals for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at January 1, 2013	$134	$80	$68	$111	$393
Provision	802	1,559	1,078	590	4,029
Payments/credits	(39)	(1,326)	(880)	(299)	(2,544)
Balance at December 31, 2013	897	313	266	402	1,878
Provision	829	3,833	2,780	881	8,323
Payments/credits	(167)	(3,571)	(2,458)	(962)	(7,158)
Balance at December 31, 2014	1,559	575	588	321	3,043
Provision	339	4,905	3,482	2,020	10,746
Payments/credits	(165)	(4,855)	(3,325)	(1,544)	(9,889)
Balance at December 31, 2015	$1,733	$625	$745	$797	$3,900

Total reductions of gross product sales from sales-related allowances and accruals were $10.7 million, $8.3 million and $4.0 million, or 4.2%, 4.1% and 4.7% of gross product sales, for the years ended December 31, 2015, 2014 and 2013, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in product sales since the commercial launch of EXPAREL in April 2012. The percentage of sales-related allowances remained fairly consistent from 2014 to 2015. In that time frame the percentage of volume rebates increased slightly, which was offset by a slight decrease in the returns allowance percentage. The decrease in the percentage of sales-related allowances and accruals from 2013 to 2014 related primarily to a reduction in our estimate of product returns based on historical returns experience and a reduction in volume rebates and chargebacks due to a reduced percentage of sales purchased through group purchasing organizations. As a percentage of gross product sales, the prompt payment discounts and wholesaler service fees remained consistent from 2013 to 2014.
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
Collaborative Licensing and Milestone Revenue
We recognize revenues from non-refundable up-front license fees received under collaboration agreements ratably over the performance period as determined under the collaboration agreement (estimated development period in the case of development agreements, and contract period or longest patent life in the case of supply and distribution agreements). If the estimated performance period is subsequently modified, we will modify the period over which the up-front license fee is recognized accordingly on a prospective basis. Upon notification of the termination of a collaboration agreement, any remaining non-refundable license fees received by us, which had been deferred, are recognized over the remaining contractual term. If the termination is immediate and no additional services are to be performed, the deferred revenue is generally recognized in full. All such recognized revenues are included in collaborative licensing and milestone revenue in our consolidated statements of operations.
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
Cost of Goods Sold
Our cost of goods sold consist of the costs associated with our products sold and include the following:

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

Research and Development Expenses
We expense research and development costs as incurred. We rely on third parties to conduct our preclinical and clinical studies and to provide services, including data management, statistical analysis and electronic compilation for our clinical trials. We track and record information regarding third-party research and development expenses for each study or trial that we conduct and recognize these expenses based on the estimated progress towards completion at the end of each reporting period. Factors we consider in preparing these estimates include the number of subjects enrolled in studies, milestones achieved, direct pass-through costs, clinical site fees and other criteria related to the efforts of our vendors. Historically, any adjustments we have made to these assumptions have not been material. Depending on the timing of payments to vendors and estimated services provided, we may record prepaid or accrued expenses related to these costs.
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
Stock-Based Compensation
We account for stock-based compensation by measuring and recognizing compensation expense for employee stock-based awards based on their estimated grant date fair values. We use the straight-line method to allocate compensation cost to reporting periods over each optionee’s requisite service period, which is generally the vesting period for stock options, RSUs and the offering period for our ESPP. Because the valuation of stock options is inherently subjective, we estimate the fair value of our stock-based awards using the Black-Scholes option valuation model, or Black-Scholes model. The Black-Scholes model requires the input of subjective assumptions, including the expected stock price volatility, the calculation of expected term and the fair value of the underlying common stock on the date of grant, among other inputs:

•
Expected Volatility—Since our initial public offering, we have utilized our available historic volatility data combined with a publicly traded peer group’s historic volatility to determine our expected volatility over the expected option term. The peer group was developed based on companies in the pharmaceutical and biotechnology industry in a similar stage of development. The expected volatility rate used to value ESPP options is based solely on our historic volatility data.

•
Expected Term—In 2015, we used an expected term based on a weighted average combination of our historical data from stock option exercises and the simplified method. In prior years, we utilized the “simplified” method for “plain vanilla” options to estimate the expected term of stock option grants. Under that approach, the weighted average expected life was presumed to be the average of the vesting term and the contractual term of the option.

•
Risk-Free Interest Rate—The risk-free interest rate assumption is based on zero coupon United States Department of the Treasury instruments for periods commensurate with the expected term of our stock option grants.

•	Expected Dividend Yield—We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future.
Income Tax Expense (Benefit)
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the consolidated income tax expense. As of December 31, 2015, we have significant federal and state income tax net operating loss and credit carry forwards, the use of which may be limited by historic and future ownership changes within the meaning of Section 382 of the Internal Revenue Code. Based on the positive and negative evidence available, we believe that it is more likely than not that the benefit from deferred tax assets will not be realized. In recognition of this risk, we have provided a full valuation allowance against our deferred tax assets net of deferred tax liabilities that will generate taxable income during the reversal period.
Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, to the Notes to Consolidated Financial Statements in Item 15 below for further discussion of recent accounting pronouncements.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of December 31, 2015, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at December 31, 2015 by $0.3 million.

In January 2013, we issued $120.0 million in aggregate principal amount of 3.25% convertible senior notes, which mature in February 2019. Holders may convert their notes prior to maturity under certain circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of December 31, 2015, the estimated fair value of the Notes was $3,121 per $1,000 principal amount. We do not have interest rate exposure related to the Notes, as they have a fixed annual interest rate. See Note 8, Debt, to the Notes to Consolidated Financial Statements in Item 15 below for additional information on the Notes.
Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States which have transactions conducted in Euros. As of December 31, 2015, we had approximately $0.4 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the United States dollar relative to the Euro would have decreased our revenue by less than $0.1 million for the quarter ended
December 31, 2015.

Additionally, our accounts receivable are concentrated with three large regional wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements required by this item, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-33 of this Annual Report on Form 10-K.
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
Based on their evaluation as of December 31, 2015, our Chief Executive Officer and Chairman and President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and President and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 was audited by CohnReznick LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pacira Pharmaceuticals, Inc.

We have audited Pacira Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pacira Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pacira Pharmaceuticals, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Pacira Pharmaceuticals, Inc. has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP
Roseland, New Jersey
February 25, 2016

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.
Item 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.
Item 14.    Principal Accounting Fees and Services
Information required by this item will be included in the proxy statement for our 2016 annual stockholders’ meeting and is incorporated by reference into this report.
PART IV
Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents filed as part of Form 10-K.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the financial statements or related notes thereto.

(3)	Exhibits
The Exhibits listed in the Exhibit Index are filed with, or incorporated by reference in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. /s/ DAVID STACK
Date:	February 25, 2016	By:	David Stack Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID STACK	Director, Chief Executive Officer and Chairman (Principal Executive Officer)	February 25, 2016
David Stack

/s/ JAMES SCIBETTA	President and Chief Financial Officer (Principal Financial Officer)	February 25, 2016
James Scibetta

/s/ LAUREN RIKER	Vice President, Finance (Principal Accounting Officer)	February 25, 2016
Lauren Riker

/s/ LAURA BREGE	Director	February 25, 2016
Laura Brege

/s/ YVONNE GREENSTREET	Director	February 25, 2016
Yvonne Greenstreet

/s/ MARK KRONENFELD	Director	February 25, 2016
Mark Kronenfeld

/s/ JOHN LONGENECKER	Director	February 25, 2016
John Longenecker

/s/ GARY PACE	Director	February 25, 2016
Gary Pace

/s/ ANDREAS WICKI	Director	February 25, 2016
Andreas Wicki

/s/ DENNIS WINGER	Director	February 25, 2016
Dennis Winger

/s/ PAUL HASTINGS	Lead Director	February 25, 2016
Paul Hastings

PACIRA PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pacira Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Pacira Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pacira Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2015 and 2014, and their results of operations and cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pacira Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2016, expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

Roseland, New Jersey
February 25, 2016

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$56,984	$37,520
Restricted cash	—	1,509
Short-term investments	101,981	119,138
Accounts receivable, net	25,855	22,366
Inventories, net	61,645	29,263
Prepaid expenses and other current assets	6,117	4,461
Total current assets	252,582	214,257
Long-term investments	13,462	24,431
Fixed assets, net	90,324	60,632
Goodwill	30,880	23,761
Intangibles, net	81	403
Other assets	2,294	2,588
Total assets	$389,623	$326,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,739	$6,758
Accrued expenses	35,375	28,311
Convertible senior notes	105,928	103,100
Current portion of royalty interest obligation	—	276
Current portion of deferred revenue	1,426	1,426
Income taxes payable	208	139
Total current liabilities	151,676	140,010
Deferred revenue	8,082	9,508
Other liabilities	11,473	5,409
Total liabilities	171,231	154,927
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, par value $0.001 and 250,000,000 shares authorized; 36,848,319 shares issued and outstanding at December 31, 2015; 36,150,620 shares issued and outstanding at December 31, 2014	37	36
Additional paid-in capital	526,696	481,334
Accumulated deficit	(308,289)	(310,145)
Accumulated other comprehensive loss	(52)	(80)
Total stockholders’ equity	218,392	171,145
Total liabilities and stockholders’ equity	$389,623	$326,072
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Net product sales	$244,487	$193,526	$81,956
Collaborative licensing and milestone revenue	1,426	1,287	972
Royalty revenue	3,084	2,855	2,623
Total revenues	248,997	197,668	85,551
Operating expenses:
Cost of goods sold	71,837	77,440	54,772
Research and development	28,662	18,731	21,560
Selling, general and administrative	139,043	106,662	62,508
Total operating expenses	239,542	202,833	138,840
Income (loss) from operations	9,455	(5,165)	(53,289)
Other (expense) income:
Interest income	678	382	259
Interest expense	(7,725)	(8,278)	(7,253)
Loss on early extinguishment of debt	(52)	—	(3,398)
Royalty interest obligation	(71)	(323)	(623)
Other, net	(165)	(159)	(47)
Total other expense, net	(7,335)	(8,378)	(11,062)
Income (loss) before income taxes	2,120	(13,543)	(64,351)
Income tax (expense) benefit	(264)	(173)	442
Net income (loss)	$1,856	$(13,716)	$(63,909)

Net income (loss) per share:
Basic net income (loss) per common share	$0.05	$(0.39)	$(1.93)
Diluted net income (loss) per common share	$0.04	$(0.39)	$(1.93)
Weighted average common shares outstanding:
Basic	36,540	35,299	33,182
Diluted	41,301	35,299	33,182
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$1,856	$(13,716)	$(63,909)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	28	(85)	(22)
Total other comprehensive income (loss)	28	(85)	(22)
Comprehensive income (loss)	$1,884	$(13,801)	$(63,931)
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2012	32,623	$33	$298,317	$(232,520)	$(2)	$27	$65,855
Exercise of stock options	741	1	3,855	—	—	—	3,856
Cashless exercise of warrants	271	—	—	—	—	—	—
Stock-based compensation	—	—	11,513	—	—	—	11,513
Net unrealized loss on investments	—	—	—	—	—	(22)	(22)
Equity component of convertible senior notes, net of issuance costs	—	—	23,956	—	—	—	23,956
Issuance of common stock from treasury	1	—	(2)	—	2	—	—
Net loss	—	—	—	(63,909)	—	—	(63,909)
Balances at December 31, 2013	33,636	34	337,639	(296,429)	—	5	41,249
Follow-on public offering, net	1,840	2	110,450	—	—	—	110,452
Exercise of stock options	624	—	7,239	—	—	—	7,239
Shares issued under employee stock purchase plan	16	—	1,184	—	—	—	1,184
Cashless exercise of warrants	35	—	—	—	—	—	—
Stock-based compensation	—	—	24,822	—	—	—	24,822
Net unrealized loss on investments	—	—	—	—	—	(85)	(85)
Net loss	—	—	—	(13,716)	—	—	(13,716)
Balances at December 31, 2014	36,151	36	481,334	(310,145)	—	(80)	171,145
Exercise of stock options	618	1	10,072	—	—	—	10,073
Shares issued under employee stock purchase plan	35	—	2,093	—	—	—	2,093
Stock-based compensation	—	—	33,368	—	—	—	33,368
Issuance of common stock upon conversion of convertible senior notes	44	—	3,929	—	—	—	3,929
Retirement of equity component of convertible senior notes	—	—	(4,100)	—	—	—	(4,100)
Net unrealized gain on investments	—	—	—	—	—	28	28
Net income	—	—	—	1,856	—	—	1,856
Balances at December 31, 2015	36,848	$37	$526,696	$(308,289)	$—	$(52)	$218,392
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$1,856	$(13,716)	$(63,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of intangibles	11,475	10,035	5,747
Amortization of unfavorable lease obligation and debt issuance costs	481	487	459
Amortization of debt discount	4,102	4,139	3,959
Loss on disposal of fixed assets	6	158	32
Loss on early extinguishment of debt	52	—	3,398
Stock-based compensation	33,368	24,822	11,513
Changes in operating assets and liabilities:
Restricted cash	1,509	124	(110)
Accounts receivable, net	(3,489)	(7,776)	(10,238)
Inventories	(32,382)	(13,706)	(3,480)
Prepaid expenses and other assets	(2,007)	(1,621)	(972)
Accounts payable and accrued expenses	9,941	15,349	9,622
Royalty interest obligation	(276)	(970)	(434)
Other liabilities	5,786	2,526	1,047
Deferred revenue	(1,426)	6,713	(472)
Net cash provided by (used in) operating activities	28,996	26,564	(43,838)
Investing activities:
Purchases of fixed assets	(41,270)	(22,984)	(12,172)
Purchases of investments	(189,082)	(164,303)	(114,299)
Sales of investments	217,240	80,286	85,564
Payment of contingent consideration	(7,119)	(13,433)	(2,031)
Net cash used in investing activities	(20,231)	(120,434)	(42,938)
Financing activities:
Proceeds from follow-on public offering, net	—	110,452	—
Proceeds from exercise of stock options and warrants	10,073	7,239	3,856
Proceeds from shares issued under employee stock purchase plan	2,093	1,184	—
Conversion of principal and equity component of convertible senior notes	(1,467)	—	—
Proceeds from convertible senior notes	—	—	120,000
Repayment of debt	—	—	(27,500)
Payment of debt issuance and financing costs	—	—	(7,191)
Net cash provided by financing activities	10,699	118,875	89,165
Net increase in cash and cash equivalents	19,464	25,005	2,389
Cash and cash equivalents, beginning of year	37,520	12,515	10,126
Cash and cash equivalents, end of year	$56,984	$37,520	$12,515
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$4,224	$5,193	$3,500
Cash paid for income taxes, net of refunds	$195	$34	$—
Non-cash investing and financing activities:
Equity component of convertible senior notes	$—	$—	$24,936
Issuance of stock from conversion of convertible senior notes	$3,929	$—	$—
Net increase (decrease) in accrued fixed assets	$418	$(1,095)	$622
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
Pacira is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from few products, reliance on a single manufacturing site, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology and compliance with government regulations.
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
Liquidity
Management believes that the Company’s existing cash and cash equivalents, short-term and long-term investments and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements, payment of the principal on any conversions of the Company’s convertible senior notes and to service its indebtedness at least through December 31, 2016. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. See Note 8, Debt, for further discussion of the Company’s convertible senior notes and conversion elections. The Company expects to continue to incur substantial additional expenditures as it continues to commercialize EXPAREL, develops and seeks regulatory approval for its product candidates, and expands its manufacturing facilities for EXPAREL and its other product candidates including costs associated with certain technical transfer activities and construction of two dedicated manufacturing suites in the United Kingdom.
Revenue Recognition
The Company’s principal sources of revenue include (i) sales of EXPAREL in the United States, or U.S., (ii) sales of DepoCyt(e) in the U.S. and the European Union, or E.U., (iii) royalties based on sales by commercial partners of DepoCyt(e) and (iv) license fees and milestone payments. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end user without the wholesaler ever taking physical possession of the product. The Company records revenue at the time the product is delivered to the end user. The Company also recognizes revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e), upon shipment. Prior to the shipment of manufactured products, the Company conducts initial product release and stability testing in accordance with current Good Manufacturing Practices.
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, wholesaler service fees and volume rebates and chargebacks. The calculation of some of these items requires management to make estimates based on sales data, contract terms and experience. The Company reviews the adequacy of its provisions on a quarterly basis.
Returns Allowances
The Company allows customers to return product that is damaged or received in error. In addition, the Company allows EXPAREL to be returned beginning six months prior to, and twelve months following product expiration. The Company estimates its sales return reserve based on return history from other hospital-based products with similar distribution models and its experience with historical return rates, which management believes is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.
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
The following table provides a summary of activity with respect to the Company’s accrued rebates and chargebacks, returns, wholesaler service fees and prompt pay discounts for the years ended December 31, 2015, 2014 and 2013 (in thousands):

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Beginning of Period	Accruals	Payments (Credits)	End of Period
Year Ended December 31, 2015
Accrued rebates and chargebacks (1)	$321	$2,020	$(1,544)	$797
Accrued returns	1,559	339	(165)	1,733
Accrued wholesaler service fees	588	3,482	(3,325)	745
Subtotal	2,468	5,841	(5,034)	3,275
Reserves for prompt pay discounts	575	4,905	(4,855)	625
Total	$3,043	$10,746	$(9,889)	$3,900

Year Ended December 31, 2014
Accrued rebates and chargebacks	$402	$881	$(962)	$321
Accrued returns	897	829	(167)	1,559
Accrued wholesaler service fees	266	2,780	(2,458)	588
Subtotal	1,565	4,490	(3,587)	2,468
Reserves for prompt pay discounts	313	3,833	(3,571)	575
Total	$1,878	$8,323	$(7,158)	$3,043

Year Ended December 31, 2013
Accrued rebates and chargebacks (1)	$111	$590	$(299)	$402
Accrued returns	134	802	(39)	897
Accrued wholesaler service fees	68	1,078	(880)	266
Subtotal	313	2,470	(1,218)	1,565
Reserves for prompt pay discounts	80	1,559	(1,326)	313
Total	$393	$4,029	$(2,544)	$1,878
(1) - Includes reserves for chargebacks of $0.2 million at December 31, 2015 and $0.3 million at December 31, 2013, recorded as a contra asset. There was no reserve for chargebacks at December 31, 2014.
Royalty Revenue
The Company recognizes revenue from royalties based on sales of its commercial partners’ net sales of DepoCyt(e).
Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collection is reasonably assured. The Company’s commercial partners are obligated to report their net product sales and the resulting royalty due to the Company within 60 days from the end of each quarter. Based on historical product sales, royalty receipts and other relevant information, the Company accrues royalty revenue each quarter and subsequently adjusts its royalty revenue when it receives royalty reports from its commercial partners.
Collaborative Licensing and Milestone Revenue
The Company recognizes revenues from non-refundable up-front license fees received under collaboration agreements ratably over the performance period as determined under the agreement (estimated development period in the case of development agreements, and contract period or longest patent life in the case of supply and distribution agreements). If the estimated performance period is subsequently modified, the Company will modify the period over which the up-front license fee is recognized accordingly on a prospective basis. Upon notification of a termination of a collaboration agreement, any remaining non-refundable license fees received by the Company, which had been deferred, are recognized over the remaining contractual term. If the termination is immediate and no additional services are to be performed, the deferred revenue is generally recognized in full. All such recognized revenues are included in collaborative licensing and milestone revenue in the Company’s consolidated statements of operations.

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

	Year Ended December 31,
	2015	2014	2013
Largest customer	33%	33%	33%
Second largest customer	29%	29%	28%
Third largest customer	28%	24%	18%
	90%	86%	79%
Revenues from customers outside the U.S. accounted for 2%, 2% and 5% of the Company’s revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Restricted Cash
As further discussed in Note 8, Debt, the Company had entered into a financing agreement with Paul Capital Advisors LLC, or Paul Capital, for the sale of a royalty interest in its DepoCyt(e) and DepoDur® product revenue and royalties. The royalty interest agreement pertained only to DepoCyt(e) and the Company’s previously-marketed product, DepoDur, and does not include revenue related to EXPAREL or any other product candidates. As part of this financing agreement, the Company and Paul Capital maintained a lockbox, where all DepoCyt(e) and DepoDur product revenue and royalties were received. The Company had no minimum payment obligations under this agreement. Commencing on April 1 of every year, the first $2.5 million received in the lockbox was restricted and was used to make quarterly payments due to Paul Capital, if any, under the agreement during the subsequent 12 month period. On March 31 of the subsequent year, the balance of cash in the lockbox, if any, was remitted to the Company. The Paul Capital financing agreement terminated on December 31, 2014 and the final payment was made in March 2015.
Short-Term and Long-Term Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase, but less than one year. Long-term investments consist of corporate bonds with initial maturities greater than one year at the date of purchase. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for preservation of capital, liquidity and a reasonable rate of return. Available-for-

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from net loss and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are included in non-operating other income (expense) on the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold.
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
Asset Retirement Obligations
The Company has contractual obligations stemming from certain of its lease agreements to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation, or ARO, liability along with a corresponding capital asset in an amount equal to the estimated fair value of the ARO. In subsequent periods, the Company records interest expense to accrete the ARO liability to full value. Each ARO capital asset is depreciated over the depreciable term of the associated asset.
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
Convertible Debt Transactions
The Company separately accounts for the liability and equity components of convertible debt instruments by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This is done in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the initial proceeds from the convertible debt issuance and the fair value of the liability component is recorded as the carrying amount of the equity component. The Company recognizes the amortization of the resulting discount as part of interest expense in its consolidated statements of operations.
Upon settlement of the convertible senior notes, the liability component is measured at fair value. The Company allocates a portion of the fair value of the total settlement consideration transferred to the extinguishment of the liability component equal to the fair value of that component immediately prior to the settlement. Any difference between the consideration attributed to the liability component and the net carrying amount of the liability component, including any unamortized debt issuance costs, is recognized as a gain or loss in the consolidated statements of operations. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of additional paid-in capital.
Foreign Currencies
The Company receives payment from certain commercial partners relating to accounts receivable and royalties on DepoCyte® in Euros. Gains and losses from foreign currency transactions are reflected in the consolidated statements of operations and were not significant in any period. All foreign currency receivables and payables are measured at the applicable exchange rate at the end of the reporting period.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2015 and 2014, all deferred tax assets were fully offset by a valuation allowance.
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
Per Share Data
Basic net income (loss) per common share is computed by dividing net income (loss) available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted net income (loss) per common share is calculated by dividing net income (loss) available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, warrants and the purchase of shares from the employee stock purchase plan (using the treasury stock method) as well as the conversion of the excess conversion value on the Company’s convertible senior notes. Potential common shares in the diluted net loss per share computation are excluded to the extent that they would be anti-dilutive. For periods where the Company reported a net loss, no potentially dilutive securities were included in the computation of diluted net loss per share.
Stock-Based Compensation
The Company’s stock-based compensation program includes grants of stock options and restricted stock units to employees, consultants, and non-employee directors in addition to the opportunity for employees to participate in an employee stock purchase plan. The expense associated with these programs is recognized in the Company’s consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms or the length of an offering period.

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
Since its initial public offering, the Company utilizes its available historic volatility data combined with a publicly traded peer group’s historic volatility to determine expected volatility over the expected option term. In 2015, the Company used an expected term based on a weighted average combination of its historical data from stock option exercises and the simplified method. In prior years the Company utilized the “simplified” method for “plain vanilla” options to estimate the expected term of stock option grants. Under that approach, the weighted average expected life was presumed to be the average of the vesting term and the contractual term of the option. The risk-free interest rate is based on the implied yield on United States Department of the Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not paid any dividends since inception, nor does it have any intention to do so in the foreseeable future. The Company estimates the level of award forfeitures expected to occur based on its historical data and records compensation cost only for those awards that are ultimately expected to vest.
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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

prospectively beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The standard eliminates the current requirement for an entity to separate deferred income tax liabilities and assets into current and non-current amounts in a classified balance sheet. Instead, this guidance requires deferred tax liabilities, deferred tax assets and valuation allowances be classified as non-current in a classified balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company is evaluating the impact of ASU 2015-17 on its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.
NOTE 4—INVENTORIES
The components of inventories are as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$16,712	$9,263
Work-in-process	12,152	8,617
Finished goods	32,781	11,383
Total	$61,645	$29,263
NOTE 5—FIXED ASSETS
Fixed assets, net summarized by major category, consist of the following (in thousands):

	December 31,
	2015	2014
Machinery and laboratory equipment	$29,864	$29,697
Leasehold improvements	30,834	26,350
Computer equipment and software	4,007	3,754
Office furniture and equipment	1,439	1,001
Construction in progress	49,097	19,944
Total	115,241	80,746
Less: accumulated depreciation	(24,917)	(20,114)
Fixed assets, net	$90,324	$60,632
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $11.2 million, $9.3 million and $3.7 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company capitalized interest of $0.8 million, $0.4 million and $1.1 million, respectively. Included in total fixed assets, net, is $25.9 million of leasehold improvements and manufacturing process equipment located in Swindon, England.
As of December 31, 2015, the Company has recorded an ARO of $0.6 million, included in other liabilities on its consolidated balance sheet, for costs associated with returning leased space to its original condition upon the termination of certain lease agreements.
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

Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products as well as milestone payments for EXPAREL as follows:

(i)	$10.0 million upon the first commercial sale in the United States;

(ii)	$4.0 million upon the first commercial sale in a major E.U. country (United Kingdom, France, Germany, Italy and Spain);

(iii)	$8.0 million when annual net sales collected reach $100.0 million;

(iv)	$8.0 million when annual net sales collected reach $250.0 million; and

(v)	$32.0 million when annual net sales collected reach $500.0 million.
The first milestone was met in April 2012 resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of annual EXPAREL net sales collected. For purposes of meeting future milestone payments, with certain exceptions, annual net sales are measured on a rolling quarterly basis. Cumulatively through December 31, 2015, the Company has recorded an additional $14.9 million as goodwill for earn-out payments which are based on a percentage of net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.
The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2013	$10,328
Milestone payment triggered by collections of net sales of EXPAREL	8,000
Percentage payments on collections of net sales of EXPAREL	5,433
Balance at December 31, 2014	23,761
Percentage payments on collections of net sales of EXPAREL	7,119
Balance at December 31, 2015	$30,880
Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

December 31, 2015	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,819)	$81	9 Years
Developed technology	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	7 Years
Total intangible assets	$15,000	$(14,919)	$81

December 31, 2014	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,497)	$403	9 years
Developed technology	11,700	(11,700)	—	7 years
Trademarks and trade names	400	(400)	—	7 years
Total intangible assets	$15,000	$(14,597)	$403
Annual amortization expense for intangibles for the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $0.8 million and $2.1 million, respectively.
The remaining net value of core technology of $0.1 million will be fully amortized in 2016.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Compensation and benefits	$11,944	$8,909
Accrued operating expenses	14,984	12,094
Accrued royalties	3,731	3,213
Accrued interest	1,605	1,625
Product returns, rebates and other fees	3,111	2,470
Total	$35,375	$28,311
NOTE 8—DEBT
The composition of the Company’s debt and financing obligations is as follows (in thousands):

	December 31,
	2015	2014
Debt:
Convertible senior notes	$118,533	$120,000
Discount on debt	(12,605)	(16,900)
Total debt, net of discount	105,928	103,100
Royalty interest obligation	—	276
Total debt and financing obligations	$105,928	$103,376
Convertible Senior Notes
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

The net proceeds from the offering were $115.3 million after deducting the initial purchasers’ discounts, commissions and the offering expenses payable by the Company. The net proceeds from the Notes were used by the Company to repay the entire balance of the Company’s then existing credit facility. In connection with the early extinguishment of the credit facility, the Company prepaid the remaining principal amount of $27.5 million, a $1.7 million end of term fee, an $0.8 million early prepayment penalty and $0.2 million of accrued interest. The Company recorded a loss on early extinguishment of debt of $3.4 million, comprised of the early prepayment penalty, the remaining unamortized debt issuance costs and end of term fee.

Holders may convert their Notes prior to the close of business on the business day immediately preceding August 1, 2018, only under the following circumstances:

(i) during any calendar quarter, if the last reported sales price of the Company’s common stock for at least 20 trading days during the period including the last 30 consecutive trading days of the quarter (ending on the last trading day of the immediately preceding calendar quarter) is greater than 130% of the conversion price then applicable (the “Consecutive Sales Price”), on each applicable trading day;

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

(iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT (Continued)

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

During the quarter ended December 31, 2015, the requirements with respect to the Consecutive Sales Price were met. As a result, the Notes are classified as a current obligation and will be convertible until March 31, 2016. As of December 31, 2015, the Notes had a market price of $3,121 per $1,000 principal amount, compared to an estimated conversion value of $3,094. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $118.5 million in principal value and approximately $248 million of cash or issue approximately 3.2 million shares of its common stock (or a combination of cash and shares of its common stock at the Company’s option) to settle the conversion premium as of December 31, 2015, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities.

In February 2015, the Company received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million, which was paid in cash pursuant to the terms of the Indenture in April 2015. The Company elected to settle the conversion premium by issuing 44,287 shares of its common stock, calculated based on a daily volume-weighted adjusted price over a 40 trading-day observation period which ended on April 8, 2015. The Company realized a $0.1 million loss on the early extinguishment of the converted Notes.

While the Notes are classified in the Company’s consolidated balance sheets at December 31, 2015 and 2014 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to August 1, 2017, in the event that none of the conversion conditions are satisfied in a given quarter, the Notes would be reclassified as a long-term liability.

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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT (Continued)

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

The following table sets forth the total interest expense recognized by the Company (in thousands):

	Year Ended December 31,
	2015	2014	2013
Contractual interest expense	$3,856	$3,900	$3,833
Amortization of debt issuance costs	615	620	593
Amortization of debt discount	4,102	4,139	3,959
Capitalized interest	(848)	(381)	(1,132)
Total	$7,725	$8,278	$7,253

Effective interest rate on the Notes	7.21%	7.22%	7.22%
Oxford Loan Facility
On May 2, 2012, the Company entered into a definitive loan and security agreement with Oxford Finance LLC, and borrowed the principal amount of $27.5 million, or the Loan Facility, at a fixed rate of 9.75%, with the first principal payment due December 1, 2013. The term loan under the Loan Facility was repaid and terminated in January 2013, and the Company recorded a loss on early extinguishment of debt of $3.4 million comprised of the early prepayment penalty and the remaining unamortized debt issuance costs.
Sale of Royalty Interests
In 2000, prior to the Acquisition, Pacira California and SkyePharma PLC entered into a Royalty Interests Assignment Agreement, or PLC Royalty Agreement, with an affiliate of Paul Capital to raise $30.0 million. Under the PLC Royalty

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT (Continued)

Agreement, Paul Capital had the right to receive a royalty interest in four of SkyePharma PLC’s product sales including product sales of, and other payments related to DepoCyt(e) and the no-longer marketed DepoDur. Payments began for product sales realized on or after January 1, 2003 and continued through December 31, 2014. The final payment to Paul Capital occurred in March 2015.
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
The carrying value of financial instruments including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s Notes at December 31, 2015 are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
Financial Liabilities Carried at Historical Cost		Level 1	Level 2	Level 3
December 31, 2015
Convertible senior notes *	$105,928	$—	$369,971	$—
* The fair value of the Notes was based on the Company’s closing stock price of $76.79 per share at December 31, 2015 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 3.2 million shares or $248 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of corporate bonds with maturities greater than one year. The net unrealized gains from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At December 31, 2015, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At December 31, 2015, all short-term and long-term investments were rated A or better by Standard & Poor’s. All long-term investments mature within 18 months of December 31, 2015.
The following summarizes the Company’s investments at December 31, 2015 and 2014 (in thousands):

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$27,484	$—	$(15)	$27,469
Commercial paper	35,191	31	—	35,222
Corporate bonds	39,319	2	(31)	39,290
Subtotal	101,994	33	(46)	101,981
Long-term:
Corporate bonds	13,501	—	(39)	13,462
Total	$115,495	$33	$(85)	$115,443

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$15,009	$—	$(9)	$15,000
Commercial paper	1,747	3	—	1,750
Corporate bonds	102,430	—	(42)	102,388
Subtotal	119,186	3	(51)	119,138
Long-term:
Corporate bonds	24,463	10	(42)	24,431
Total	$143,649	$13	$(93)	$143,569
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At December 31, 2015, the Company had no financial instruments that were measured using Level 3 inputs.
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
As of December 31, 2015, three customers accounted for over 10% of the Company’s accounts receivable; 34%, 28% and 27%, respectively. At December 31, 2014, three customers accounted for over 10% of the Company’s accounts receivable; 33%, 29% and 27%, respectively. Revenues are primarily derived from major wholesalers and pharmaceutical companies which generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2015 and 2014, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.
NOTE 10—STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 36,848,319 and 36,150,620 were outstanding at December 31, 2015 and 2014, respectively.

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
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at December 31, 2015 or 2014.
Warrants
At both December 31, 2015 and 2014, the Company had 7,216 warrants outstanding at a weighted average exercise price of $13.44.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) (in thousands):

Net Unrealized Gains (Losses) From Available For Sale Investments
Balance at December 31, 2013	$5
Other comprehensive loss before reclassifications	(85)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Balance at December 31, 2014	(80)
Other comprehensive loss before reclassifications	28
Amounts reclassified from accumulated other comprehensive income (loss)	—
Balance at December 31, 2015	$(52)
NOTE 11—STOCK PLANS
Stock Incentive Plans
The Company’s amended and restated 2011 stock incentive plan, or 2011 Plan, was adopted by its Board of Directors and approved by its stockholders in June 2014. The 2011 Plan allows the granting of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. The remaining shares available for issuance under a 2007 stock incentive plan, or 2007 Plan, were reallocated to the 2011 Plan. Any shares forfeited or canceled from the 2007 Plan are transferred to the 2011 Plan. In April 2014, the Company’s Board of Directors adopted the 2014 Inducement Plan which authorized 175,000 shares of common stock to be granted as equity awards to new employees.
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
2014 Employee Stock Purchase Plan

In April 2014, the Company’s Board of Directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, which was subsequently approved by the Company’s stockholders in June 2014. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 500,000 shares of common stock may be sold under the ESPP which expires in June 2024. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Six-month offering periods begin on January 1 and July 1 of each year. During an offering period, eligible employees will have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

of June 30 and December 31. The per share purchase price will be equal to the lesser of 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date.

Restricted Stock Units

In June 2015, the Company granted a mix of stock options and restricted stock units, or RSUs, to employees and its Board of Directors. The RSUs are authorized as part of the 2011 Plan.
The following table contains information about the Company’s plans at December 31, 2015:

Stock Incentive Plans	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2007 Plan	2,022,837	2,022,837	—
2011 Plan	5,931,700	5,213,023	718,677
2014 Inducement plan	175,000	67,000	108,000
	8,129,537	7,302,860	826,677

Employee Stock Purchase Plan	Shares Reserved for Purchase	Shares Purchased	Shares Available for Purchase
2014 ESPP	500,000	50,700	449,300
Stock-Based Compensation
Compensation expense for stock options and RSUs granted to employees and directors is based on the estimated grant date fair value of options recognized over the requisite service period on a straight-line expense attribution method. Compensation expense for options and RSUs granted to non-employees is based on the fair value of options, which are revalued each reporting period until vested and are recognized as expense over the requisite service period. Compensation expense for ESPP options is based on the grant date fair value of the ESPP shares and the grant date number of shares that can be purchased, which is recognized as expense over the length of an offering period.
The Company recognized stock-based compensation expense (net of forfeitures) in its consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of goods sold	$6,012	$3,582	$1,526
Research and development	5,134	6,490	4,345
Selling, general and administrative	22,222	14,750	5,642
Total	$33,368	$24,822	$11,513

Stock-based compensation from:
Stock options (employee awards)	$27,262	$19,182	$7,133
Stock options (consultant awards)	2,367	5,295	4,380
RSUs	2,887	—	—
ESPP	852	345	—
Total	$33,368	$24,822	$11,513
In November 2014, the Company’s Board of Directors approved amendments to stock options held by a departing Vice President. The amendments accelerated the vesting of nine months’ worth of options and as a result the Company recognized an additional $0.6 million in stock-based compensation expense for the year ended December 31, 2014. In September 2013, the Company’s Board of Directors approved amendments to stock options held by two departing directors. The amendments (i) accelerated the vesting of the unvested portion of certain options and (ii) extended the period during which each departing

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

director could exercise all vested options to September 30, 2015. As a result of these amendments, the Company recognized an additional $0.2 million in stock-based compensation for the year ended December 31, 2013.

The following table summarizes the Company’s stock option activity and related information for the period from January 1, 2013 to December 31, 2015:

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at January 1, 2013	4,003,166	$7.86	8.66	$38,485
Granted	918,915	30.42
Exercised	(742,211)	5.19		$21,679
Forfeited	(338,145)	10.93
Expired	(1,687)	7.24
Outstanding at December 31, 2013	3,840,038	13.50	8.01	$168,905
Granted	1,638,575	79.68
Exercised	(624,229)	11.60		$45,289
Forfeited	(175,967)	44.32
Expired	(561)	21.70
Outstanding at December 31, 2014	4,677,856	35.78	7.86	$248,276
Granted	906,706	75.35
Exercised	(618,434)	16.29		$39,401
Forfeited	(294,880)	64.29
Expired	(25,526)	81.94
Outstanding at December 31, 2015	4,645,722	$44.03	7.31	$162,340
Exercisable at December 31, 2015	2,618,881	$26.08	6.32	$135,576
Vested and expected to vest at December 31, 2015	4,499,941	$43.08	7.26	$161,272
As of December 31, 2015, $66.3 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.7 years. The Company’s stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2015, 2014 and 2013 was $37.82, $42.62 and $19.22 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected dividend yield	None	None	None
Risk free interest rate	1.40 - 2.28%	0.02 - 2.16%	0.33 - 2.83%
Expected volatility	52.9%	57.2%	68.7%
Expected term of options	5.76 years	5.86 years	6.22 years

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

The following table summarizes the Company’s RSU activity and related information for 2015:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2014	—	$—	$—
Granted	232,046	78.65
Vested	—	—
Forfeited	(15,848)	79.43
Unvested at December 31, 2015	216,198	$78.59	$16,602
Expected to vest at December 31, 2015	194,290	$78.61	$14,920
As of December 31, 2015, $14.1 million of total unrecognized compensation cost related to non-vested RSUs is expected to be recognized over a weighted average period of 3.4 years. The Company’s RSUs have a maximum vest date of four years from the date of grant. The fair values of RSUs awarded are equal to the common stock price on the date of grant.
The fair values of the ESPP share options granted are estimated using the Black-Scholes model with the following weighted average assumptions:

Grant Date	Per Share Fair Value	Expected Dividend Yield	Risk Free Interest Rate	Expected Volatility	Expected Term
September 2014	$23.27	None	0.37%	28.2%	4 months
January 2015	25.24	None	0.11%	45.0%	6 months
July 2015	21.93	None	0.13%	58.2%	6 months
NOTE 12—NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants, the vesting of RSUs and the purchase of shares from the employee stock purchase plan (using the treasury stock method) as well as the conversion of the excess conversion value on the Notes. As discussed in Note 8, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash or stock at the Company’s discretion. For purposes of calculating the dilutive impact, it is presumed that the conversion premium will be settled in common stock.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for the years ended December 31, 2014 and 2013, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2015, 2014 and 2013 (in thousands except per share amounts):

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12—NET INCOME (LOSS) PER SHARE (Continued)

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$1,856	$(13,716)	$(63,909)
Denominator:
Weighted average shares of common stock outstanding—basic	36,540	35,299	33,182
Computation of diluted securities:
Dilutive effect of stock options	1,638	—	—
Dilutive effect of RSUs	3	—	—
Dilutive effect of conversion premium on the Notes	3,113	—	—
Dilutive effect of warrants	6	—	—
Dilutive effect of ESPP	1	—	—
Weighted average shares of common stock outstanding—diluted	41,301	35,299	33,182
Net income (loss) per share:
Basic net income (loss) per share of common stock	$0.05	$(0.39)	$(1.93)
Diluted net income (loss) per share of common stock	$0.04	$(0.39)	$(1.93)
The following outstanding stock options, RSUs, conversion premium on the Notes, warrants and ESPP units are antidilutive in the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Weighted average number of stock options	1,891	3,534	3,980
Weighted average number of RSUs	99	—	—
Conversion premium on the Notes	—	2,483	1,194
Weighted average number of warrants	—	21	204
Weighted average purchase options under ESPP	8	1	—
Total	1,998	6,039	5,378
NOTE 13—INCOME TAXES
Income (loss) before income taxes and the related tax (expense) benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes:
Domestic	$4,033	$(13,271)	$(64,351)
Foreign	(1,913)	(272)	—
Total income (loss) before income taxes	$2,120	$(13,543)	$(64,351)

Current taxes:
Federal	$(92)	$—	$—
State	(172)	(173)	442
Total income tax (expense) benefit	$(264)	$(173)	$442

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13—INCOME TAXES (Continued)

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.00%	35.00%	35.00%
State taxes	0.71%	(32.62)%	4.79%
Foreign taxes	12.03%	(0.13)%	—%
Increase (decrease) in valuation allowance	10.32%	(17.71)%	(42.91)%
Stock-based compensation	7.26%	(0.44)%	1.72%
Tax credits	(30.63)%	5.49%	1.69%
Interest expense	(37.57)%	10.68%	0.30%
Other permanent items	15.33%	(1.55)%	0.10%
Effective tax rate	12.45%	(1.28)%	0.69%
The tax provision of $0.3 million for the year ended December 31, 2015 reflects alternative minimum tax as well as minimum and apportionment state taxes. The Company’s effective tax rate for 2015 was 12.45%, which was impacted by the expected utilization of domestic net operating loss carryforwards to offset current year taxable income. Prior to 2015, there was no provision for federal income taxes since the Company has incurred net operating losses since inception. The income tax provision of $0.2 million for the year ended December 31, 2014 was the result of minimum and apportionment based state taxes. In 2013, the Company sold a portion of its unused New Jersey State net operating losses through a program sponsored by the New Jersey Economic Development Authority. Cash proceeds of $0.4 million were received by the Company resulting in a state tax benefit recognized during the year ended December 31, 2013.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$101,011	$111,086
Federal and state research credits	7,140	6,043
Depreciation and amortization	1,310	3,494
Accruals and reserves	5,558	3,861
Deferred revenue	3,530	4,065
Stock based compensation	17,201	8,487
Other	1,045	588
Total deferred tax assets	136,795	137,624
Deferred tax liabilities:
Discount on convertible senior notes	(4,679)	(6,283)
	132,116	131,341
Less: valuation allowance	(132,116)	(131,341)
Net deferred tax assets	$—	$—
As of December 31, 2015, the available federal net operating loss carryforward and the federal research and development tax credit carryforwards totaled $335.0 million and $5.1 million, respectively. $72.9 million of the federal net operating loss carryforward related to excess tax benefits arising from the exercise of stock options for which future tax benefits will be credited to equity when realized through a reduction in taxes payable. The Company also had state net operating loss carryforwards and state research and development tax credit carryforwards of $197.9 million and $3.2 million, respectively,

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13—INCOME TAXES (Continued)

which are subject to change on an annual basis due to variations in the Company’s annual state apportionment factors. The Company had non-U.S. tax net operating loss carry forwards of $2.2 million at December 31, 2015.
The net operating loss carryforwards will begin expiring in 2025 for federal purposes and 2016 for state purposes if the Company has not used them prior to that time.
Since the Company had cumulative changes in ownership of more than 50% within a three-year period, under Internal Revenue Code sections 382 and 383, the Company’s ability to use certain net operating loss and credit carryforwards to offset taxable income or tax will be limited. Such ownership changes were triggered by the initial acquisition of the Company’s stock in 2007 as well as cumulative ownership changes arising as a result of the completion of the initial public offering and other financing transactions. As a result of these ownership changes, the Company estimates that approximately $192.8 million of federal net operating losses are subject to annual limitations. At December 31, 2015, $94.1 million of these federal net operating losses were available. The Company estimates that an additional $26.4 million will become available in 2016, $14.8 million in 2017, $10.3 million annually from 2018 through 2022, and the remaining $6.0 million through 2025. In addition, California and certain states have suspended the use of net operating loss carryforwards for certain taxable years, and other states are considering similar measures. As a result, the Company may incur higher state income tax expense in the future.
The valuation allowance for deferred tax assets increased by approximately $0.8 million, $9.9 million and $17.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. There is significant doubt regarding the Company’s ability to utilize its net deferred tax assets and, therefore, the Company has recorded a full valuation allowance.
The 2007 Acquisition was treated as a stock acquisition for tax purposes and, therefore, the acquired intangibles for book purposes are not deductible for income tax purposes. The Company also recorded goodwill relating to contingent payments due under the Acquisition during the years ended December 31, 2015 and 2014, which are not deductible for income tax purposes. See Note 6, Goodwill and Intangible Assets, for further discussion.
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
The Company did not have a liability related to unrecognized tax benefits as of December 31, 2015 and 2014 due to operating losses but has reduced its deferred tax assets by $0.4 million at December 31, 2015 and 2014. Further, because the Company has recorded a full valuation allowance on its net deferred tax assets, the effect of implementing ASC 740 has been a reduction of the tax valuation allowance by the amount above.
The Company recognizes interest and penalties related to unrecognized tax benefits as tax expense. No interest or penalties were accrued for 2015, 2014 or 2013. The Company is currently open for audit by the United States Internal Revenue Service, or IRS, and state tax jurisdictions for 2009 through 2015. However, the IRS or states may still examine and adjust a net operating loss arising from a closed year to the extent it is utilized in an open tax year. The American Tax Relief Act of 2012, enacted on January 2, 2013, retroactively reinstated the research and development tax credit for 2012. The Company reported credits of approximately $0.2 million for federal income tax purposes in the first quarter of 2013 related to 2012.
NOTE 14—OTHER EMPLOYEE BENEFITS
The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a discretionary percentage match as defined in the plan and determined by the Board of Directors. The Company recognized $1.7 million, $1.0 million and $0.6 million of related compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15—COMMERCIAL PARTNERS AND OTHER AGREEMENTS
Commercial Partners
Patheon UK Limited
In April 2014, the Company and Patheon UK Limited, or Patheon, entered into a Strategic Co-Production Agreement and Technical Transfer and Service Agreement to collaborate in the manufacture of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. Under the agreements, the Company will make monthly base fee payments for services rendered. This agreement will remain in full effect unless and until it expires or is terminated. Upon termination of this agreement (other than termination by the Company in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), the Company will pay for the make good costs occasioned by the removal of its manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.4 million.

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
Aratana Therapeutics, Inc.
On December 5, 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreement, the Company granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of the Company’s bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing the product for cats and dogs. In connection with its entry into the license agreement, the Company received a one-time payment of $1.0 million and is eligible to receive up to an additional aggregate $42.5 million upon the achievement of development and commercial milestones. Once the product has been approved by the FDA for sale in the United States, Aratana will be required to pay the Company a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will be required to pay the Company a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances. In December 2013, the Company received a $0.5 million milestone payment under the agreement.
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
CrossLink BioScience, LLC
Effective October 1, 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL pursuant to the terms of a Master Distributor Agreement. Under the agreement, the Company appointed CrossLink as a third-party distributor during the term to promote and sell EXPAREL to orthopedic surgeons in the United States, with the exception of certain geographical areas and accounts. The prices and purchasing terms related to sales of EXPAREL are determined by the Company, and all orders are subject to acceptance or rejection by the Company. CrossLink is entitled to receive commissions on its sales of EXPAREL in the applicable territories, subject to certain conditions and adjustments. CrossLink may receive additional performance-based payments if it achieves certain sales goals. The Company may terminate the agreement if CrossLink fails to meet certain minimum performance metrics or if the Company pays a termination fee. Effective March 1, 2015, the agreement was amended to, among other things, amend certain payment terms and specify certain sub-distributors that may promote and sell EXPAREL under the agreement. Under the terms of the Third Amendment, the Company and CrossLink have mutual termination rights under the Agreement, and the Company is permitted to terminate the Agreement without cause effective September 30, 2016, subject to certain terms and conditions set forth in the Agreement. In the event the Company terminates the agreement, a termination payment based on a percentage of earned performance-based fees will be due to CrossLink.

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
NOTE 16—RELATED PARTY TRANSACTIONS
The Company’s former Chief Medical Officer, Dr. Gary Patou, is a partner of MPM Asset Management LLC, or MPM, an investor in the Company. David Stack, the Company’s Chief Executive Officer and Chairman is also a managing director at MPM. The Company contracted with MPM and Dr. Patou for the services of Dr. Patou, or Consultant. MPM earned monthly consulting fees between $16,000 and $26,000 in exchange for 50% to 80% of the Consultant’s business time. The Company executed an Amendment with MPM effective April 1, 2015, for an increase to $21,000 in exchange for 50% of the Consultant’s business time. The Company incurred expenses of $0.3 million, $0.5 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, the amount payable to MPM was $0.1 million and $0.2 million, respectively. The Company’s agreement with MPM expired on December 31, 2015.
In December 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana as discussed in Note 15, Commercial Partners and Other Agreements. MPM and its affiliates are holders of capital stock of Aratana.
In April 2012, the Company entered into a consulting agreement with Dr. Gary Pace, a director of the Company, whereby Dr. Pace would provide consulting services. Pursuant to the consulting agreement and subsequent amendments, the consulting services are paid at the rate of $5,000 to $15,000 per month based on the number of days worked. The Company recorded expenses under the consulting arrangement of $0.1 million for each of the years ended December 31, 2015, 2014 and 2013. In

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—RELATED PARTY TRANSACTIONS (Continued)

connection with the consulting arrangement, Dr. Pace received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share and an option to purchase 70,000 shares of common stock at an exercise price of $16.67 per share. The amounts payable at December 31, 2015 and 2014 to Dr. Pace for the consulting services were less than $0.1 million.
NOTE 17—COMMITMENTS AND CONTINGENCIES
Leases
The Company leases research and development, manufacturing and warehouse facilities in San Diego, California which expire in August 2020 and its corporate headquarters in Parsippany, New Jersey which expires in March 2028.
As of December 31, 2015, the aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Annual Minimum Payments Due
2016	$7,743
2017	7,878
2018	8,081
2019	8,303
2020	6,420
2021 through 2028	8,731
Total	$47,156
Total rent expense, net of amortization of unfavorable lease obligations and tenant improvements, under all operating leases for the years ended December 31, 2015, 2014 and 2013 was $5.7 million, $4.9 million and $4.9 million, respectively. Deferred rent at December 31, 2015 and 2014 was $9.2 million and $4.5 million, respectively.
The Company’s research and development facility in San Diego, California included a lease incentive allowance of $5.7 million for the payment of leasehold improvements. The Company has utilized $4.6 million of this lease incentive allowance, which was capitalized into fixed assets, net on the consolidated balance sheets and depreciated over the lease term.
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

In September 2014, the FDA’s Office of Prescription Drug Promotion issued Pacira a warning letter related to certain promotional materials. Pacira took actions to address the immediate FDA concerns and minimize further disruption to its business, but ultimately sought a court order to defend against any retroactive attempt to limit the broad indication for EXPAREL and restrict communications supported by the approved label. On September 8, 2015, the Company, along with two independent physicians, filed a lawsuit in the U.S. District Court for the Southern District of New York against the FDA and other governmental defendants seeking to exercise its lawful right to communicate truthful and non-misleading information about EXPAREL. The complaint outlined the Company’s belief that the FDA’s warning letter and regulations restricting the Company’s truthful and non-misleading speech about EXPAREL violated the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit sought a declaration and injunctive relief to permit the Company to promote EXPAREL consistent with its approved indication and pivotal studies that supported FDA approval. On December 15, 2015, the Company’s lawsuit against the FDA was amicably resolved. The FDA approved a revised label for EXPAREL confirming that EXPAREL has, since its approval on October 28, 2011, been approved for administration into the surgical site to produce postsurgical analgesia in a variety of surgeries not limited to those studied in its pivotal trials, and issued a rescission letter withdrawing its previously issued warning letter.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

In April 2015, the Company received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. The Company is cooperating with the government’s inquiry. The Company can make no assurances as to the time or resources that will need to be devoted to this inquiry or the impact, if any, of this inquiry or any proceedings on its business, financial condition, results of operations and cash flows.

On October 3, 2014, a purported class action lawsuit was filed in the U.S. District Court for the District of New Jersey against the Company and several of its current officers, Nicholas R. Lovallo v. Pacira Pharmaceuticals, Inc., et al., Case No. 2:14-cv-06172-WHW-CLW. The plaintiff amended the lawsuit on May 29, 2015. The lawsuit asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of February 24, 2014 to April 29, 2015. On November 19, 2015, the suit was dismissed with leave to re-plead by a New Jersey federal judge. On January 22, 2016, the parties agreed to and filed a Stipulation of Dismissal with Prejudice.
Purchase Obligations
The Company has $0.9 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2015.
Other Commitments and Contingencies
The FDA, as a condition of the approval of EXPAREL, has required the Company to study EXPAREL in pediatric patients. The Company has agreed to a trial timeline where, over several years, it will study pediatric patient populations in descending order starting with 12-18 year olds and ending with children under two years of age. The cost to complete the trial may be significant.
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
NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected quarterly financial data for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$58,316	$59,148	$62,213	$69,320
Cost of goods sold	17,580	18,929	15,901	19,427
Total operating expenses	54,975	57,330	57,104	70,133
Net income (loss)	1,260	8	3,086	(2,498)
Basic and diluted net income (loss) per common share	$0.03	$0.00	$0.08	$(0.07)

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$36,662	$47,165	$52,048	$61,793
Cost of goods sold	18,127	19,954	20,391	18,968
Total operating expenses	45,920	50,007	53,033	53,873
Net income (loss)	(11,477)	(5,037)	(3,004)	5,802
Basic net income (loss) per common share	$(0.34)	$(0.14)	$(0.08)	$0.16
Diluted net income (loss) per common share	$(0.34)	$(0.14)	$(0.08)	$0.14
For periods where the Company reported a net loss, no potentially dilutive securities were included in the computation of diluted net loss per share.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen Certificate evidencing shares of common stock.(2)
4.2	Indenture (including form of Notes), dated January 23, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee.(3)
10.1	Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)***
10.2	Form of Stock Option Agreement under the Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)***
10.3	Investors’ Rights Agreement, dated March 23, 2007, among the Registrant and the parties named therein.(2)
10.4	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.(2)
10.5	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.(2)
10.6	Supply Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma Medical Company.(2)
10.7	Distribution Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.8	Distribution Agreement, dated July 27, 2005, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.9	DepoCyt Supply and Distribution Agreement, dated December 31, 2002, between SkyePharma, Inc. and Enzon Pharmaceuticals, Inc.(2)
10.10	Industrial Real Estate Triple Net Lease, dated August 17, 1993, between Pacira Pharmaceuticals, Inc. and HCP TPSP, LLC.(2)
10.11
Fifth Amendment, dated March 13, 2013, to the Industrial Real Estate Triple Net Lease, dated August 17, 1993, among the Registrant, Pacira Pharmaceuticals, Inc. and HCP TPSP, LLC (and successor-in-interest to Equitable Life Assurance Society of the United States).(4)

10.12	Industrial Real Estate Lease, dated December 8, 1994, amended July 2, 2009, between Pacira Pharmaceuticals, Inc. and LASDK Limited Partnership.(2)
10.13	Third Amendment, dated March 13, 2013, to the Industrial Real Estate Lease, dated December 8, 1994, among the Registrant, Pacira Pharmaceuticals, Inc. and LASDK Limited Partnership.(4)
10.14	Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(2)***
10.15	Amendment to Services Agreement, dated October 28, 2010, between the Registrant, MPM Asset Management LLC and Gary Patou.(6)***
10.16	Amendment #2 to Services Agreement, between the Registrant and MPM Asset Management LLC, and Gary Patou, dated November 29, 2012.(10)***
10.17	Amendment #3 to Services Agreement, dated September 11, 2013, among the Registrant, MPM Asset Management LLC, and Gary Patou.(8)***
10.18	Amendment #4 to Services Agreement, dated November 17, 2014, among the Registrant, MPM Asset Management LLC, and Gary Patou.(16)***
10.19	Amendment #5 to Services Agreement, dated March 17, 2015, among the Registrant, MPM Asset Management LLC, and Gary Patou.(16)***
10.20	Employment Agreement between the Registrant and David Stack.(2)***
10.21	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and David Stack.(4)***
10.22	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and David Stack.(17)***
10.23	Employment Agreement between the Registrant and James Scibetta.(2)***
10.24	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and James Scibetta.(4)***
10.25	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and James Scibetta.(17)***
10.26	Executive Employment Agreement, dated November 1, 2010, between the Registrant and Taunia Markvicka.(7)***
10.27	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and Taunia Markvicka.(4)***

10.28	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and Taunia Markvicka.(17)***
10.29	Employment Agreement, dated November 29, 2012, between the Registrant and Kristen Williams.(16)***
10.30	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Kristen Williams.(16)***
10.31	Amendment No. 2 to Employment Agreement, dated June 30, 2015, between the Registrant and Kristen Williams.(17)***
10.32	Form of Warrant to purchase common stock of the Registrant, dated January 22, 2009.(2)
10.33	Form of Warrant to purchase common stock of the Registrant, dated December 29, 2010.(2)
10.34	Form of Indemnification Agreement between the Registrant and its directors and officers.(2)***
10.35†	Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.(5)
10.36†	First Amendment to Commercial Outsourcing Services Agreement, dated August 1, 2013, between the Registrant and Integrated Commercialization Solutions, Inc.(8)
10.37†	Second Amendment to Commercial Outsourcing Services Agreement, dated August 25, 2014, between Pacira Pharmaceuticals, Inc. and Integrated Commercialization Solutions, Inc.(15)
10.38†	Third Amendment to Commercial Outsourcing Services Agreement, dated April 29, 2015, between Pacira Pharmaceuticals, Inc. and Integrated Commercialization Solutions, Inc.(17)
10.39	Amended and Restated 2011 Stock Incentive Plan.(9)***
10.40	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan.(9)***
10.41	Form of Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan.(17)***
10.42	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan.(17)***
10.43†	License, Development and Commercialization Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(11)
10.44†	Supply Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(11)
10.45†	Master Distributor Agreement, dated March 11, 2013, between the Registrant and CrossLink BioScience, LLC.(12)
10.46†	First Amendment to Master Distributor Agreement, dated April 1, 2013, between the Registrant and CrossLink BioScience, LLC.(12)
10.47†	Second Amendment to Master Distributor Agreement, dated September 5, 2013, between the Registrant and Crosslink BioScience, LLC.(12)
10.48†	Third Amendment to Master Distributor Agreement, dated February 20, 2015, between the Registrant and Crosslink BioScience, LLC.(16)
10.49	2014 Inducement Plan.(13)***
10.50	2014 Employee Stock Purchase Plan.(9)***
10.51†	Strategic Co-Production Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.(14)
10.52†	Manufacturing and Supply Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.(14)
10.53†	Technical Transfer and Service Agreement dated April 4, 2014, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.(14)
10.54	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace.(7)***
10.55	Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace.(18)***
10.56	Third Amendment to Consulting Agreement, dated September 11, 2013, between the Registrant and Gary Pace.(8)***
10.57	Fourth Amendment to Consulting Agreement, dated November 25, 2015, between Pacira Pharmaceuticals, Inc. and Gary Pace.***
21.1	Subsidiaries of Registrant.*
23.1	Consent of CohnReznick LLP.*
31.1	Certification of Chief Executive Officer and Chairman pursuant to Exchange Act Rule 13a-14(a).*

31.2	Certification of President and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
_______________________________________________________________________________

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed on February 11, 2011.

(2)	Incorporated by reference to the exhibits to the registrant’s Registration Statement on Form S-1 (SEC File 333-170245).

(3)	Incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed on January 23, 2013.

(4)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on March 18, 2013.

(5)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2011.

(6)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on December 9, 2011.

(7)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2012.

(8)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2013.

(9)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on June 4, 2014.

(10)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on December 4, 2012.

(11)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on March 7, 2013.

(12)	Incorporated by reference to the exhibits to the registrant’s Annual Report on Form 10-K, filed on February 25, 2014.

(13)	Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q, filed on May 1, 2014.

(14)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on July 31, 2014.

(15)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2014.

(16)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on April 30, 2015.

(17)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on July 30, 2015.

(18)	Incorporated by reference to the exhibits to the registrant’s Quarterly Report on Form 10-Q, filed on November 1, 2012.

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.

†
Confidential treatment has been granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.