Form 10-Q
period 2016-03-31
Pacira Pharmaceuticals, Inc.
filed 2016-05-02
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 25, 2016, 37,167,255 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 31, 2016	December 31, 2015
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$35,029	$56,984
Short-term investments	114,992	101,981
Accounts receivable, net	25,901	25,855
Inventories, net	63,744	61,645
Prepaid expenses and other current assets	8,959	6,117
Total current assets	248,625	252,582
Long-term investments	13,470	13,462
Fixed assets, net	95,846	90,324
Goodwill	32,784	30,880
Intangibles, net	—	81
Other assets	481	406
Total assets	$391,206	$387,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,484	$8,739
Accrued expenses	29,067	35,375
Convertible senior notes	105,215	104,040
Current portion of deferred revenue	1,275	1,426
Income taxes payable	98	208
Total current liabilities	146,139	149,788
Deferred revenue	7,877	8,082
Other liabilities	11,020	11,473
Total liabilities	165,036	169,343
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 37,103,427 shares issued and outstanding at March 31, 2016; 36,848,319 shares issued and outstanding at December 31, 2015	37	37
Additional paid-in capital	538,227	526,696
Accumulated deficit	(312,143)	(308,289)
Accumulated other comprehensive income (loss)	49	(52)
Total stockholders’ equity	226,170	218,392
Total liabilities and stockholders’ equity	$391,206	$387,735

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Net product sales	$64,502	$57,086
Collaborative licensing and milestone revenue	356	356
Royalty revenue	616	874
Total revenues	65,474	58,316
Operating expenses:
Cost of goods sold	20,278	17,580
Research and development	9,493	5,967
Selling, general and administrative	37,957	31,428
Total operating expenses	67,728	54,975
Income (loss) from operations	(2,254)	3,341
Other (expense) income:
Interest income	252	155
Interest expense	(1,868)	(1,996)
Royalty interest obligation	—	(71)
Other, net	48	(117)
Total other expense, net	(1,568)	(2,029)
Income (loss) before income taxes	(3,822)	1,312
Income tax expense	(32)	(52)
Net income (loss)	$(3,854)	$1,260

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$(0.10)	$0.03
Weighted average common shares outstanding:
Basic	37,020	36,235
Diluted	37,020	41,779

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net income (loss)	$(3,854)	$1,260
Other comprehensive income:
Net unrealized gain on investments	101	52
Total other comprehensive income	101	52
Comprehensive income (loss)	$(3,753)	$1,312

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2016 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2015	36,848	$37	$526,696	$(308,289)	$(52)	$218,392
Exercise of stock options	254	—	3,041	—	—	3,041
Vested restricted stock units	1	—	—	—	—	—
Stock-based compensation	—	—	8,490	—	—	8,490
Net unrealized gain on investments	—	—	—	—	101	101
Net loss	—	—	—	(3,854)	—	(3,854)
Balances at March 31, 2016	37,103	$37	$538,227	$(312,143)	$49	$226,170

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
		(Note 2)
Operating activities:
Net income (loss)	$(3,854)	$1,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	3,165	2,743
Amortization of unfavorable lease obligation and debt issuance costs, net	120	122
Amortization of debt discount	1,022	1,035
Stock-based compensation	8,490	7,517
Changes in operating assets and liabilities:
Restricted cash	—	1,509
Accounts receivable, net	(46)	(2,145)
Inventories, net	(2,099)	(7,001)
Prepaid expenses and other assets	(2,917)	372
Accounts payable and accrued expenses	(6,227)	(5,679)
Royalty interest obligation	—	(276)
Other liabilities	(419)	29
Deferred revenue	(356)	(356)
Net cash used in operating activities	(3,121)	(870)
Investing activities:
Purchases of fixed assets	(7,053)	(7,874)
Purchases of investments	(67,843)	(49,937)
Sales of investments	54,925	59,631
Payment of contingent consideration	(1,904)	(1,620)
Net cash provided by (used in) investing activities	(21,875)	200
Financing activities:
Proceeds from exercise of stock options	3,041	4,047
Net cash provided by financing activities	3,041	4,047
Net (decrease) increase in cash and cash equivalents	(21,955)	3,377
Cash and cash equivalents, beginning of period	56,984	37,520
Cash and cash equivalents, end of period	$35,029	$40,897
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$1,926	$2,297
Cash paid for income taxes, net of refunds	$142	$160
Non-cash investing and financing activities:
Net increase in accrued fixed assets	$1,554	$1,363

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The consolidated financial statements at March 31, 2016, and for the three months ended March 31, 2016 and 2015, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly owned subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

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

	Three Months Ended
	March 31,
	2016	2015
Largest customer	33%	29%
Second largest customer	28%	29%
Third largest customer	27%	28%
	88%	86%

Recent Accounting Pronouncements

Recently Adopted

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. The Company adopted this standard on January 1, 2016. The Company applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the 2016 presentation. As a result, $1.9 million of debt issuance costs related to the Company’s convertible senior notes at December 31, 2015 were reclassified from other assets to a reduction in the carrying value of the Company’s convertible senior notes.

Not Adopted as of March 31, 2016

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date. This latest standard defers the effective date of revenue standard ASU 2014-09 by one year and permits early adoption on a limited basis. This update will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standard will permit the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact of these updates on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). This update requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update also introduces new disclosure requirements for leasing arrangements. The standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits in the statement of cash flows and accounting for forfeitures. This update is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$16,015	$16,712
Work-in-process	9,939	12,152
Finished goods	37,790	32,781
Total	$63,744	$61,645

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Machinery and laboratory equipment	$31,086	$29,864
Leasehold improvements	32,359	30,834
Computer equipment and software	4,724	4,007
Office furniture and equipment	1,440	1,439
Construction in progress	54,234	49,097
Total	123,843	115,241
Less: accumulated depreciation	(27,997)	(24,917)
Fixed assets, net	$95,846	$90,324

For the three months ended March 31, 2016 and 2015, depreciation expense was $3.1 million and $2.7 million, respectively. For the three months ended March 31, 2016 and 2015, capitalized interest on the construction of manufacturing sites was $0.3 million and $0.2 million, respectively. As of March 31, 2016 and December 31, 2015, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $28.4 million and $25.9 million, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

In March 2007, the Company acquired from SkyePharma Holding, Inc., or Skyepharma, its California operating subsidiary (“Pacira California”), referred to herein as the Acquisition. The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of EXPAREL collected and certain other yet-to-be-developed products, as well as milestone payments for EXPAREL, as follows:

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of annual EXPAREL net sales collected. For purposes of meeting future milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through March 31, 2016, the Company has recorded an additional $16.8 million as goodwill for earn-out payments which are based on a percentage of net sales of

EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2015	$30,880
Percentage payments on collections of net sales of EXPAREL	1,904
Balance at March 31, 2016	$32,784

Intangible assets, net, consist of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Amortizable intangible assets:
Core technology	$2,900	$(2,900)	$—	$2,900	$(2,819)	$81	9 Years
Developed technology	11,700	(11,700)	—	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	400	(400)	—	7 Years
Total intangible assets	$15,000	$(15,000)	$—	$15,000	$(14,919)	$81

Amortization expense for intangible assets was $0.1 million for the three months ended March 31, 2016 and 2015.

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	March 31,	December 31,
	2016	2015
Debt:
3.25% convertible senior notes	$118,533	$118,533
Deferred financing costs	(1,735)	(1,888)
Discount on debt	(11,583)	(12,605)
Total debt, net of debt discount	$105,215	$104,040

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

Holders may convert their Notes prior to August 1, 2018, only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2016, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until June 30, 2016. As of March 31, 2016, the Notes had a market price of $2,215 per $1,000 principal amount, compared to an estimated conversion value of $2,135. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $118.5 million in principal value and approximately $134.5 million of cash or issue approximately 2.5 million shares of its common stock (or a combination of cash and shares of its common stock at the Company’s option) to settle the conversion premium as of March 31, 2016, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities.

While the Notes are classified in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to August 1, 2017, in the event that none of the conversion conditions are met in a given quarter, the Notes would be reclassified as a long-term liability.

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

The following table sets forth the total interest expense recognized (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Contractual interest expense	$963	$967
Amortization of debt issuance costs	153	155
Amortization of debt discount	1,022	1,035
Capitalized interest (Note 4)	(270)	(161)
Total	$1,868	$1,996

Effective interest rate on the Notes	7.22%	7.19%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Notes at March 31, 2016 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
March 31, 2016		Level 1	Level 2	Level 3
3.25% convertible senior notes *	$105,215	$—	$262,551	$—

* The fair value of the Notes was based on the closing price of the Company’s common stock of $52.98 per share at March 31, 2016 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 2.5 million shares or $134.5 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities less than one year. Long-term investments consist of corporate bonds with maturities greater than one year. The net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income. At March 31, 2016, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At March 31, 2016, the Company’s short-term and long-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$26,164	$6	$(4)	$26,166
Commercial paper	36,650	64	—	36,714
Corporate bonds	52,098	22	(8)	52,112
Subtotal	114,912	92	(12)	114,992
Long-term:
Corporate bonds	13,501	—	(31)	13,470
Total	$128,413	$92	$(43)	$128,462

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Debt securities:
Short-term:
Asset-backed securities	$27,484	$—	$(15)	$27,469
Commercial paper	35,191	31	—	35,222
Corporate bonds	39,319	2	(31)	39,290
Subtotal	101,994	33	(46)	101,981
Long-term:
Corporate bonds	13,501	—	(39)	13,462
Total	$115,495	$33	$(85)	$115,443

The fair value in these instances would be determined using Level 3 inputs. At March 31, 2016, the Company had no financial instruments which were measured using Level 3 inputs.

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

As of March 31, 2016, three customers each accounted for over 10% of the Company’s accounts receivable, at 30%, 30% and 28%, respectively. At December 31, 2015, three customers each accounted for over 10% of the Company’s accounts receivable, at 34%, 28% and 27%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies which generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of March 31, 2016 and December 31, 2015, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$1,549	$1,103
Research and development	893	1,510
Selling, general and administrative	6,048	4,904
Total	$8,490	$7,517

Stock-based compensation from:
Stock options (employee awards)	$6,856	$6,309
Stock options (consultant awards)	274	997
Restricted stock units (employee awards)	1,085	—
Employee stock purchase plan	275	211
Total	$8,490	$7,517

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the three months ended March 31, 2016, no shares were purchased under the ESPP.

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2016:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	4,645,722	$44.03
Granted	41,250	61.70
Exercised	(254,170)	11.97
Forfeited	(216,515)	71.22
Expired	(28,755)	79.53
Outstanding at March 31, 2016	4,187,532	44.51

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	216,198	$78.59
Granted	1,150	63.84
Vested	(938)	79.43
Forfeited	(17,838)	79.43
Unvested at March 31, 2016	198,572	78.34

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended
	March 31,
Net unrealized gains (losses) from available for sale investments:	2016	2015
Balance at beginning of period	$(52)	$(80)
Other comprehensive income before reclassifications	101	52
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$49	$(28)

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method) as well as the conversion of the excess conversion value on the Notes. As discussed in Note 6, Debt, the Company must settle the principal of the Notes in cash upon conversion, and it may settle any conversion premium in either cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s discretion. For purposes of calculating the dilutive impact of the conversion premium on the Notes, it is presumed that the conversion premium will be settled in common stock.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for the three months ended March 31, 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for that period.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Numerator:
Net income (loss)	$(3,854)	$1,260
Denominator:
Weighted average shares of common stock outstanding—basic	37,020	36,235
Computation of diluted securities:
Dilutive effect of stock options	—	1,885
Dilutive effect of conversion premium on the Notes	—	3,652
Dilutive effect of warrants	—	6
Dilutive effect of ESPP	—	1
Weighted average shares of common stock outstanding—diluted	37,020	41,779
Net income (loss) per share:
Basic and diluted net income (loss) per share of common stock	$(0.10)	$0.03

The following outstanding stock options, RSUs, conversion premium on the Notes, warrants and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Weighted average number of stock options	4,324	1,323
Weighted average number of RSUs	205	—
Conversion premium on the Notes	2,749	—
Weighted average number of warrants	3	—
Weighted average purchase options under ESPP	23	—
Total	7,304	1,323

NOTE 11—TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Income (loss) before income taxes:
Domestic	$(3,499)	$1,886
Foreign	(323)	(574)
Total income (loss) before income taxes	$(3,822)	$1,312

The Company recorded tax provisions of less than $0.1 million in both of the three month periods ended March 31, 2016 and 2015. The provision for income taxes is recorded based upon the best current estimate of the Company’s annual effective tax rate, or AETR. Generally, the AETR is the result of a mix of profits and losses the Company and its subsidiaries earn in multiple tax jurisdictions with different income tax rates. For the three months ended March 31, 2016, the Company determined that its actual year-to-date rate was the best estimate of its AETR. For the three months ended March 31, 2015, the Company estimated its AETR based on full-year estimates for ordinary income and related tax expense. The tax provisions reflect federal alternative minimum taxes as well as state income taxes. Due to the fact that the Company’s deferred tax assets are fully offset by a valuation allowance, the tax provisions do not reflect deferred tax expenses.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California which expire in 2020 and its corporate headquarters in Parsippany, New Jersey which expires in March 2028.

As of March 31, 2016, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2016 (remaining nine months)	$5,749
2017	7,878
2018	8,081
2019	8,303
2020	6,420
2021 through 2028	8,731
Total	$45,162

CrossLink Agreement

In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement. In February 2015, the Company entered into a Third Amendment to the Master Distributor Agreement (the “Third Amendment”) with CrossLink to, among other things, amend certain payment terms of the agreement and specify certain sub-distributors that may promote and sell EXPAREL under the agreement. Under the terms of the Third Amendment, the Company and CrossLink have mutual termination rights under the Agreement, and the Company is permitted to terminate the Agreement without cause effective September 30, 2016, subject to certain terms and conditions set forth in the Agreement. In the event the Company terminates the agreement, a material termination payment based on a percentage of earned performance-based fees will be due to CrossLink.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; the related timing and success of a United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical studies in support of an existing or potential DepoFoam-based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities and the ability of the Company and Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other reports as filed with the Securities and Exchange Commission, or SEC.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of March 31, 2016, our commercial stage products are EXPAREL and DepoCyt(e):

•
EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic indicated for single-dose administration into the surgical site to produce postsurgical analgesia, which was approved by the FDA on October 28, 2011. We commercially launched EXPAREL in April 2012. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers.

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the United States and Europe.

We expect to continue to incur significant expenses as we further commercialize EXPAREL; pursue expanded uses of EXPAREL in additional indications and opportunities; advance the development of DepoFoam-based product candidates, such as DepoMeloxicam and DepoTranexamic Acid; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch; expand and enhance our manufacturing capacity for EXPAREL and support regulatory and legal matters.

Recent Highlights and Developments

•
Total revenues increased $7.2 million, or 12%, in the three months ended March 31, 2016, as compared to the same period in 2015, primarily driven by EXPAREL net product sales of $63.8 million, up $7.8 million, or 14%.

•
In February 2016, we announced topline results of a randomized controlled EXPAREL trial in third molar, or “wisdom teeth”, procedures, with a per-protocol analysis demonstrating statistical significance and an intention-to-treat analysis strongly trending towards significance in spite of the underpowered study size resulting from one of three clinical sites being eliminated for protocol violations. We plan to generate Phase 4 studies in additional oral and maxillofacial surgeries to provide clinical guidance to the oral and maxillofacial community. We anticipate a late third quarter 2016 launch for oral surgery.

•
In April 2016, we announced the appointment of two key executives to the management team. Our new Chief Financial Officer, Charles A. Reinhart, III, was appointed effective May 3, 2016, and will be responsible for all financial and capital market activities, including accounting, financial reporting, financial planning and analysis and investor relations. He will succeed our former Chief Financial Officer, James Scibetta, who will continue to serve as President. Our new Chief Commercial Officer, Robert Weiland, will oversee commercial activities for EXPAREL, which include marketing, sales, national accounts, training and commercial operations and analytics.

•
In April 2016, we enrolled the first patient in our 300 patient EXPAREL infiltration total knee arthroplasty, or TKA, randomized controlled trial. We expect to complete enrollment in the second half of 2016.

EXPAREL
We are pursuing several additional indications for EXPAREL. We plan to conduct Phase 3 studies for both upper and lower extremity nerve blocks, specifically a brachial plexus nerve block for patients undergoing total shoulder arthroplasty or rotator cuff repair and a femoral nerve block for patients undergoing TKA. We believe that this additional indication for EXPAREL presents a method of pain control that has the potential to reduce the need for opioids and replace the costly and cumbersome perineural catheter, drug reservoir and pump with a single injection to continuously deliver bupivacaine, and will allow us to fully leverage our manufacturing and commercial infrastructure. In addition to the nerve block indication, we are also pursuing studies for the expanded use of EXPAREL in chronic pain. For chronic pain, we intend to initiate a Phase 2 trial in 2016 with patients suffering from chronic lower back pain caused by facet joint dysfunction with EXPAREL as a single dose administration to define the duration of efficacy and determine the optimal dose, which will better inform the Phase 3 study design. We also plan on commencing pediatric trials for EXPAREL, which have been required by the FDA.
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
Product Pipeline
DepoFoam is used to extend the release of the active drug substances. With this technology, we are currently developing two new DepoFoam-based product candidates, DepoMeloxicam, or DepoMLX, a DepoFoam-based non-steroidal anti-inflammatory drug, or NSAID, and DepoTranexamic Acid, or DepoTXA, a DepoFoam-based antifibrinolytic. Completion of clinical trials may take several years or more. The length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are also evaluating other potential DepoFoam products as pipeline candidates.
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
Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments from third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2016	2015
Net product sales:
EXPAREL	$63,752	$55,951	14%
DepoCyt(e)	750	1,135	(34)%
Total net product sales	64,502	57,086	13%
Collaborative licensing and milestone revenue	356	356	—%
Royalty revenue	616	874	(30)%
Total revenues	$65,474	$58,316	12%

EXPAREL revenue grew 14% in the three months ended March 31, 2016, compared to the same period in 2015, primarily due to a 9% increase in sales volume. The demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL use in soft tissue and orthopedic procedures. The remaining increase in EXPAREL revenue was due to a 5% price increase effective April 2015, partially offset by lower pricing on government sales resulting from our participation in the Federal Supply Schedule beginning in the third quarter of 2015.

DepoCyt(e) product sales decreased 34% in the three months ended March 31, 2016, compared to the same period in 2015, primarily due to a lower number of DepoCyt(e) lots sold to our commercial partners and a decrease in the value of Euro denominated sales.

Collaborative licensing and milestone revenue remained at a constant level in the three months ended March 31, 2016 and 2015.

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

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product-related revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2016	2015
Cost of goods sold	$20,278	$17,580	15%
Gross margin *	69%	70%
* The gross margin calculation excludes collaborative licensing and development revenue.

The increase in cost of goods sold in the three months ended March 31, 2016 versus the same period in 2015 was primarily due to increases in sales volume of EXPAREL during the period.

Gross margin decreased slightly due to higher costs in preparation of commercial production at our new manufacturing site in Swindon, England.

Research and Development Expenses

Research and development expenses consist primarily of costs related to clinical studies and related outside services, stock-based compensation expenses and other research and development costs. Clinical study expenses include costs for clinical personnel, clinical studies performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other expenses include development costs for our pipeline products and medical information expenses, which include personnel, equipment, materials and contractor costs for both new process development and new product candidates, toxicology studies and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2016	2015
Clinical studies	$4,335	$1,958	121%
Product development and other	4,265	2,499	71%
Stock-based compensation	893	1,510	(41)%
Total research and development expense	$9,493	$5,967	59%
% of total revenues	14%	10%

Research and development expenses increased 59% in the three months ended March 31, 2016 compared to the same period in 2015, due to a $2.4 million increase in clinical development expense and a $1.8 million increase in product development and other expenses, partially offset by a $0.6 million decrease in stock-based compensation expense. Clinical development expense reflected start-up costs for our EXPAREL infiltration TKA trial commencing enrollment in the second quarter of 2016 and costs for two nerve block trials, including a femoral nerve block in subjects undergoing TKA and a brachial plexus block in patients undergoing total shoulder arthroplasty or rotator cuff repair, both of which are expected to commence enrollment in the second quarter of 2016. Also included in the change is a larger clinical workforce to manage our increasing investment in research and development initiatives. The increase in clinical development expense was partially offset by a decrease in research grants and trial related expenses for Phase 4 EXPAREL trials. Product development and other research and development expense increased due to increased investment in our pipeline drug candidates, including preclinical trials in DepoTXA and DepoMLX, coupled with increased depreciation due to placing our new research and development facility into service. These increases were partially offset by a decrease in stock-based compensation expense due to the requirement to revalue non-employee options.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to CrossLink BioScience, LLC, or

CrossLink, for the promotion and sale of EXPAREL, expenses related to communicating health outcome benefits of EXPAREL patients and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2016	2015
Sales and marketing	$20,338	$18,172	12%
General and administrative	11,571	8,352	39%
Stock-based compensation	6,048	4,904	23%
Total selling, general and administrative expenses	$37,957	$31,428	21%
% of total revenues	58%	54%

Selling, general and administrative expenses increased 21% in the three months ended March 31, 2016, compared to the same period in 2015.

Sales and marketing expenses increased by 12% in the three months ended March 31, 2016, compared to the same period in 2015, driven by an increase in the number of our field-based sales and national accounts personnel to better support and educate our customers, resulting in a $1.1 million increase in salaries, benefits and other headcount related costs. Additionally, we increased our promotional and medical spending for EXPAREL by $1.1 million, which included educational initiatives and programs to create product awareness in key orthopedic and soft tissue surgical markets, the initiation of a patient awareness campaign related to postsurgical analgesic options for pain relief and other selling initiatives and promotional activities to support the growth of EXPAREL.

General and administrative expenses increased 39% in the three months ended March 31, 2016, compared to the same period in 2015. Increases in legal costs were $1.8 million versus the prior period, primarily related to a DOJ subpoena received in April 2015. Additionally, there was a $0.9 million increase in costs largely to support compliance and business development initiatives and $0.5 million for compensation related expenses partly due to an increase in personnel.

Stock-based compensation increased $1.1 million in the three months ended March 31, 2016, versus 2015, largely due to increases in headcount and significantly higher grant date fair values of our equity awards.

Other Income (Expense)

The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2016	2015
Interest income	$252	$155	63%
Interest expense	(1,868)	(1,996)	(6)%
Royalty interest obligation	—	(71)	(100)%
Other, net	48	(117)	N/A
Total other expense, net	$(1,568)	$(2,029)	(23)%

Total other expense, net decreased by 23% in the three months ended March 31, 2016, compared to the same period in 2015, due to a decrease in interest expense due to higher capitalized interest, a decrease in royalty interest expense due to the expiration of our DepoCyt(e) royalty obligation, an increase in interest income arising from higher average investment balances and a favorable fluctuation in other net expense due to recently appreciating Euro currency rates.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended		% Increase / (Decrease)
	March 31,
	2016	2015
Income tax expense	$32	$52	(38)%
Effective tax rate	(1)%	4%

Under generally accepted accounting principles, the provision for income taxes is recorded based upon the best current estimate of a company’s annual effective tax rate, or AETR. The AETR generally includes the effect of all current and deferred income tax expenses related to ordinary income, including federal income taxes, state income taxes and alternative minimum taxes. The AETR is the result of a mix of profits and losses that a company’s legal entities earn in multiple tax jurisdictions with different income tax rates.

Since our deferred tax assets are fully offset by a valuation allowance, our total tax expense includes only current tax expense. The -1% effective tax rate for the three months ended March 31, 2016 consists solely of state taxes because we are in a current taxable loss position. The effective tax rate of 4% for the quarter ended March 31, 2015 reflects federal alternative minimum taxes as well as state income taxes.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with the proceeds from the sale of equity and debt securities, borrowings under debt facilities, product sales and collaborative licensing and milestone revenue. As of March 31, 2016, we had an accumulated deficit of $312.1 million, cash and cash equivalents, short-term investments and long-term investments of $163.5 million and working capital of $102.5 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
Consolidated Statement of Cash Flows Data:	2016	2015
Net cash provided by (used in):
Operating activities	$(3,121)	$(870)
Investing activities	(21,875)	200
Financing activities	3,041	4,047
Net (decrease) increase in cash and cash equivalents	$(21,955)	$3,377

Operating Activities

During the three months ended March 31, 2016, our net cash used in operating activities was $3.1 million, which was in line with our $3.9 million operating loss. Our operating loss was in part driven by increased expenditures for research and development and legal costs related to the DOJ inquiry. Non-cash expenses of $12.8 million, including stock-based compensation, depreciation and amortization expenses, which offset the operating loss, were largely offset by $12.1 million of investments in working capital including $6.2 million to pay down accounts payable and accrued expenses, $2.1 million invested in inventory and $2.1 million to prepay certain payroll related expenses.

During the three months ended March 31, 2015, our net cash used in operating activities was $0.9 million. We had $1.3 million of net income due to the significant increase in EXPAREL product sales coupled with improved gross margins and $11.4 m illion in add backs of non-cash expenses, including $7.5 million of stock-based compensation and $3.9 million of depreciation and amortization, which were offset by an investment in inventory of $7.0 million and $5.7 million to pay down accounts payable and accrued liabilities.

Investing Activities

During the three months ended March 31, 2016, our net cash used in investing activities was $21.9 million, which reflected $12.9 million of short-term investment purchases (net of maturities), purchases of fixed assets of $7.1 million and contingent consideration payments of $1.9 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our manufacturing capacity in Swindon, England in partnership with Patheon and the completion of our new research facility at our Science Center Campus in San Diego, California.

During the three months ended March 31, 2015, our net cash provided by investing activities was $0.2 million, which reflected net sales of short-term investments of $9.7 million, partially offset by purchases of fixed assets of $7.9 million and contingent consideration payments to Skyepharma of $1.6 million. Major capital expenditures were for equipment purchases to expand our manufacturing capacity and our investment in our new research facility.

Financing Activities

Net cash provided by financing activities consisted of proceeds from the exercise of stock options of $3.0 million and $4.0 million in the three months ended March 31, 2016 and 2015, respectively.

Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal, 3.25% convertible senior notes due 2019, or Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of March 31, 2016, the outstanding principal on the Notes was $118.5 million.

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, may receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events (as outlined in the indenture governing the Notes, or the Indenture), but will not be adjusted for any accrued and unpaid interest. Additionally, during any given calendar quarter, the holders have the right to convert if our stock price closes at or above 130% of the conversion price then applicable (the “Consecutive Sales Price”) during a period of at least 20 out of the last 30 consecutive trading days of the previous quarter.

During the three months ended March 31, 2016, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible at any time during the quarter ended June 30, 2016. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to February 1, 2018, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. In the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that all of the Notes are converted, we would be required to repay the $118.5 million in principal value in cash and approximately $134.5 million of cash or issue approximately 2.5 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of March 31, 2016, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.

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

•
the costs of performing additional clinical trials for EXPAREL and pipeline drug candidates, including the pediatric trials required by the FDA as a condition of approval, and costs of development for our other product candidates; and

•	the extent to which we acquire or invest in research and development, products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of March 31, 2016, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Critical Accounting Policies and Estimates
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2015.
Revenue Recognition
Our principal sources of revenue include (i) sales of EXPAREL in the United States, (ii) sales of DepoCyt(e) in the United States and Europe, (iii) royalties based on sales by commercial partners of DepoCyt(e) and (iv) license fees and milestone payments from third parties. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end-user. We also recognize revenue from DepoCyt(e) upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with current Good Manufacturing Practices.
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

Returns Allowances
We allow customers to return product that is damaged or received in error. In addition, we allow EXPAREL to be returned beginning six months prior to, and twelve months following, product expiration. We estimate our sales returns reserve based on return history from other hospital-based products with similar distribution models and our historical returns rates, which we believe is the best estimate of the anticipated product to be returned. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.

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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the three months ended March 31, 2016 and 2015 (in thousands):

March 31, 2016	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2015	$1,733	$625	$745	$797	$3,900
Provision	166	1,302	982	418	2,868
Payments/Credits	(289)	(1,412)	(1,195)	(601)	(3,497)
Balance at March 31, 2016	$1,610	$515	$532	$614	$3,271

March 31, 2015	Returns Allowances	Prompt Pay Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	117	1,139	830	350	2,436
Payments/Credits	(21)	(1,108)	(934)	(412)	(2,475)
Balance at March 31, 2015	$1,655	$606	$484	$259	$3,004
Total reductions of gross product sales from sales-related allowances and accruals were $2.9 million and $2.4 million, or 4.3% and 4.1% of gross product sales for the three months ended March 31, 2016 and 2015, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL    sales. The increase in the percentage of sales-related allowances and accruals for the three months ended March 31, 2016 was primarily related to a slight increase in wholesaler fees as a result of higher services rates. As a percentage of gross product sales, the provisions for returns allowances, prompt payment discounts and volume rebates also increased slightly from 2015 to 2016.
Contractual Obligations
In October 2013, we entered into a five-year arrangement with CrossLink for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement. In February 2015, we entered into a Third Amendment to the Master Distributor Agreement (the “Third Amendment”) with CrossLink to, among other things, amend certain payment terms of the agreement and specify certain sub-distributors that may promote and sell EXPAREL under the agreement. Under the terms of the Third Amendment, the Company and CrossLink have mutual termination rights, and the Company is permitted to terminate the Agreement without cause effective September 30, 2016, subject to certain terms and conditions set forth in the Agreement. In the event the Company terminates the agreement, a material termination payment based on a percentage of earned performance-based fees will be due to CrossLink.

In April 2014, we and Patheon entered into a Strategic Co-Production Agreement and Technical Transfer and Service Agreement to collaborate in the manufacture of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. Upon an early termination of this agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs.
Potential future milestone payments to Skyepharma could be up to an aggregate of $44.0 million if certain milestones pertaining to net sales of EXPAREL are met, including $8.0 million when annual net sales of EXPAREL collected reach $250.0 million (measured on a rolling quarterly basis). This contingency is described further in Note 5, Goodwill and Intangible Assets, of our consolidated financial statements included herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2016 by approximately $0.4 million.

In January 2013, we issued $120.0 million in aggregate principal amount of 3.25% convertible senior notes, which mature in February 2019. Holders may convert their notes prior to maturity under certain circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2016, the estimated fair value of the Notes was $2,215 per $1,000 principal amount. We do not have interest rate exposure related to the Notes, as they have a fixed annual interest rate. See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the Notes.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States which have transactions conducted in Euros. As of March 31, 2016, we had approximately $0.8 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the Euro relative to the United States dollar would have decreased our revenue by approximately $0.1 million for the quarter ended March 31, 2016.

Additionally, our accounts receivable are concentrated with three large regional wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as amended, our management, including our Chief Executive Officer and Chairman and our President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chairman and our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chairman and our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

Our company’s management, including the Chief Executive Officer and Chairman and our President and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2015. The risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2015 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
 Not applicable.

Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit No.	Description

10.1 +	Executive Employment Agreement, dated June 11, 2015, between Pacira Pharmaceuticals, Inc. and Scott Braunstein.*

10.2 +	Executive Employment Agreement, dated August 24, 2015, between Pacira Pharmaceuticals, Inc. and James Jones.*

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of President and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

+                                    Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	May 2, 2016	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 2, 2016	/s/ JAMES SCIBETTA
James Scibetta
President and Chief Financial Officer
(Principal Financial Officer)