Form 10-Q
period 2016-06-30
Pacira Pharmaceuticals, Inc.
filed 2016-08-04
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of July 31, 2016, 37,278,231 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 30, 2016	December 31, 2015
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$25,309	$56,984
Short-term investments	137,358	101,981
Accounts receivable, net	28,651	25,855
Inventories, net	60,916	61,645
Prepaid expenses and other current assets	5,755	6,117
Total current assets	257,989	252,582
Long-term investments	—	13,462
Fixed assets, net	99,282	90,324
Goodwill	42,751	30,880
Intangible assets, net	—	81
Other assets	677	406
Total assets	$400,699	$387,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,614	$8,739
Accrued expenses	38,330	35,375
Convertible senior notes	106,388	104,040
Current portion of deferred revenue	1,048	1,426
Income taxes payable	58	208
Total current liabilities	150,438	149,788
Deferred revenue	7,747	8,082
Other liabilities	14,163	11,473
Total liabilities	172,348	169,343
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 37,273,407 shares issued and outstanding at June 30, 2016; 36,848,319 shares issued and outstanding at December 31, 2015	37	37
Additional paid-in capital	548,277	526,696
Accumulated deficit	(320,101)	(308,289)
Accumulated other comprehensive income (loss)	138	(52)
Total stockholders’ equity	228,351	218,392
Total liabilities and stockholders’ equity	$400,699	$387,735

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Net product sales	$67,687	$58,062	$132,189	$115,146
Collaborative licensing and milestone revenue	1,356	356	1,713	713
Royalty revenue	597	730	1,212	1,604
Total revenues	69,640	59,148	135,114	117,463
Operating expenses:
Cost of goods sold	23,053	18,929	43,331	36,509
Research and development	9,362	3,649	18,855	9,616
Selling, general and administrative	43,669	34,752	81,626	66,180
Total operating expenses	76,084	57,330	143,812	112,305
Income (loss) from operations	(6,444)	1,818	(8,698)	5,158
Other (expense) income:
Interest income	324	177	576	332
Interest expense	(1,733)	(1,940)	(3,601)	(3,935)
Royalty interest obligation	—	—	—	(71)
Loss on early extinguishment of debt	—	(51)	—	(51)
Other, net	(47)	43	1	(74)
Total other expense, net	(1,456)	(1,771)	(3,024)	(3,799)
Income (loss) before income taxes	(7,900)	47	(11,722)	1,359
Income tax expense	(58)	(39)	(90)	(91)
Net income (loss)	$(7,958)	$8	$(11,812)	$1,268

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$(0.21)	$0.00	$(0.32)	$0.03
Weighted average common shares outstanding:
Basic	37,181	36,481	37,101	36,358
Diluted	37,181	41,445	37,101	41,612

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(7,958)	$8	$(11,812)	$1,268
Other comprehensive income:
Net unrealized gain on investments	89	1	190	53
Total other comprehensive income	89	1	190	53
Comprehensive income (loss)	$(7,869)	$9	$(11,622)	$1,321

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2016 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2015	36,848	$37	$526,696	$(308,289)	$(52)	$218,392
Exercise of stock options	331	—	4,431	—	—	4,431
Vested restricted stock units	59	—	—	—	—	—
Shares issued under employee stock purchase plan	35	—	995	—	—	995
Stock-based compensation	—	—	16,155	—	—	16,155
Net unrealized gain on investments	—	—	—	—	190	190
Net loss	—	—	—	(11,812)	—	(11,812)
Balances at June 30, 2016	37,273	$37	$548,277	$(320,101)	$138	$228,351

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2016	2015
		(Note 2)
Operating activities:
Net income (loss)	$(11,812)	$1,268
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	6,381	5,526
Amortization of unfavorable lease obligation and debt issuance costs, net	240	241
Amortization of debt discount	2,044	2,058
Loss on early extinguishment of debt	—	51
Stock-based compensation	16,155	14,813
Changes in operating assets and liabilities:
Restricted cash	—	1,509
Accounts receivable, net	(2,796)	(1,915)
Inventories, net	729	(19,506)
Prepaid expenses and other assets	92	1,032
Accounts payable, accrued expenses and income taxes payable	(8,658)	2,182
Royalty interest obligation	—	(276)
Other liabilities	2,758	38
Deferred revenue	(713)	(713)
Net cash provided by operating activities	4,420	6,308
Investing activities:
Purchases of fixed assets	(15,921)	(19,706)
Purchases of investments	(121,790)	(92,921)
Sales of investments	100,065	98,179
Payment of contingent consideration	(3,871)	(3,362)
Net cash used in investing activities	(41,517)	(17,810)
Financing activities:
Proceeds from exercise of stock options	4,431	6,975
Proceeds from shares issued under employee stock purchase plan	995	1,195
Conversion of principal and premium paid on convertible senior notes	(4)	(1,466)
Net cash provided by financing activities	5,422	6,704
Net decrease in cash and cash equivalents	(31,675)	(4,798)
Cash and cash equivalents, beginning of period	56,984	37,520
Cash and cash equivalents, end of period	$25,309	$32,722
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$1,926	$2,297
Cash paid for income taxes, net of refunds	$241	$159
Non-cash investing and financing activities:
Issuance of stock from conversion of convertible senior notes	$—	$3,930
Net (decrease) increase in accrued fixed assets	$(662)	$4,150
Accrued payment of contingent consideration	$(8,000)	$—

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

The consolidated financial statements at June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The consolidated balance sheet at December 31, 2015 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Largest customer	32%	32%	32%	31%
Second largest customer	27%	28%	28%	29%
Third largest customer	26%	27%	27%	27%
	85%	87%	87%	87%

Recent Accounting Pronouncements

Recently Adopted

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. The Company adopted this standard on January 1, 2016. The Company applied the new guidance retrospectively to all prior periods presented in the financial statements to conform to the 2016 presentation. As a result, $1.9 million of debt issuance costs related to the Company’s convertible senior notes at December 31, 2015 were reclassified from other assets to a reduction in the carrying value of the Company’s convertible senior notes.

Not Adopted as of June 30, 2016

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of revenue standard ASU 2014-09 by one year and permits early adoption on a limited basis. Subsequently, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients, which provide clarification and additional guidance related to ASU 2014-09. These updates will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standards will permit the use of either the retrospective or cumulative effect transition method. The Company is continuing to evaluate the impact of these updates on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits in the statement of cash flows and accounting for award forfeitures. This update is effective for annual and interim reporting periods of public entities beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. This update also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This ASU is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of ASU 2016-13 on the consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$14,436	$16,712
Work-in-process	1,965	12,152
Finished goods	44,515	32,781
Total	$60,916	$61,645

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Machinery and laboratory equipment	$32,362	$29,864
Leasehold improvements	32,665	30,834
Computer equipment and software	5,296	4,007
Office furniture and equipment	1,606	1,439
Construction in progress	58,563	49,097
Total	130,492	115,241
Less: accumulated depreciation	(31,210)	(24,917)
Fixed assets, net	$99,282	$90,324

For the three months ended June 30, 2016 and 2015, depreciation expense was $3.2 million and $2.7 million, respectively. For the three months ended June 30, 2016 and 2015, capitalized interest on the construction of manufacturing sites was $0.4 million and $0.2 million, respectively.

For the six months ended June 30, 2016 and 2015, depreciation expense was $6.3 million and $5.4 million, respectively. For the six months ended June 30, 2016 and 2015, capitalized interest on the construction of manufacturing sites was $0.7 million and $0.4 million, respectively.

As of June 30, 2016 and December 31, 2015, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $29.9 million and $25.9 million, respectively.

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

(iv)	$8.0 million when annual net sales collected reach $250.0 million (met June 2016); and

(v)	$32.0 million when annual net sales collected reach $500.0 million.

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company recorded an $8.0 million milestone payable for achieving $250.0 million of annual EXPAREL net sales collected, with payment to be made in the third quarter of 2016. For purposes of meeting milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through June 30, 2016, the Company has recorded an additional $18.8 million as goodwill for earn-out payments which are based on a percentage of net sales of EXPAREL collected. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2015	$30,880
Milestone payments triggered by collections of net sales of EXPAREL	8,000
Percentage payments on collections of net sales of EXPAREL	3,871
Balance at June 30, 2016	$42,751

Intangible assets, net, consisted of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

	June 30, 2016			December 31, 2015
Amortizable Intangible Assets:	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Core technology	$2,900	$(2,900)	$—	$2,900	$(2,819)	$81	9 Years
Developed technology	11,700	(11,700)	—	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	400	(400)	—	7 Years
Total intangible assets	$15,000	$(15,000)	$—	$15,000	$(14,919)	$81

There was no amortization expense for intangible assets for the three months ended June 30, 2016 and $0.1 million for the six months ended June 30, 2016. For the three and six months ended June 30, 2015, amortization expense for intangible assets was $0.1 million and $0.2 million, respectively.

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	June 30,	December 31,
	2016	2015
3.25% convertible senior notes	$118,531	$118,533
Deferred financing costs	(1,582)	(1,888)
Discount on debt	(10,561)	(12,605)
Total debt, net of debt discount	$106,388	$104,040

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

Holders may convert their Notes prior to August 1, 2018 only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2016, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until September 30, 2016. As of June 30, 2016, the Notes had a market price of $1,485 per $1,000 principal amount, compared to an estimated conversion value of $1,359 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which state that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $118.5 million in principal value and approximately $42.6 million of cash or issue approximately 1.3 million shares of its common stock (or a combination of cash and shares of its common stock at the Company’s option) to settle the conversion premium as of June 30, 2016, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities. In February 2015, the Company received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which was paid in cash pursuant to the terms of the Indenture in April 2015. The Company elected to settle the conversion premium by issuing 44,287 shares of its common stock, calculated based on a daily volume-weighted adjusted price over a 40 trading-day observation period which ended on April 8, 2015. The Company realized a $0.1 million loss on the extinguishment of the converted Notes. The Company has completed other immaterial conversion requests.

While the Notes are classified in the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to August 1, 2017, in the event that none of the conversion conditions are met in a given quarter, the Notes would be reclassified as a long-term liability.

On or after February 1, 2017, the Company may redeem for cash all or part of the Notes if the last reported sale price (as defined in the Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period, ending within five trading days prior to the date on which the Company provides notice of redemption.

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

The following table sets forth the total interest expense recognized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense	$963	$963	$1,926	$1,930
Amortization of debt issuance costs	153	153	306	308
Amortization of debt discount	1,022	1,024	2,044	2,058
Capitalized interest (Note 4)	(405)	(200)	(675)	(361)
Total	$1,733	$1,940	$3,601	$3,935

Effective interest rate on the Notes	7.22%	7.20%	7.22%	7.20%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Notes at June 30, 2016 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
June 30, 2016		Level 1	Level 2	Level 3
3.25% convertible senior notes *	$106,388	$—	$176,019	$—

* The fair value of the Notes was based on the closing price of the Company’s common stock of $33.73 per share at June 30, 2016 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 1.3 million shares or $42.6 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities less than one year. Long-term investments consist of corporate bonds with maturities greater than one year. The net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income. At June 30, 2016, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At June 30, 2016, the Company’s short-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$31,908	$9	$(1)	$31,916
Commercial paper	36,839	119	—	36,958
Corporate bonds	68,473	29	(18)	68,484
Total	$137,220	$157	$(19)	$137,358

December 31, 2015 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$27,484	$—	$(15)	$27,469
Commercial paper	35,191	31	—	35,222
Corporate bonds	39,319	2	(31)	39,290
Subtotal	101,994	33	(46)	101,981
Long-term:
Corporate bonds	13,501	—	(39)	13,462
Total	$115,495	$33	$(85)	$115,443

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At June 30, 2016, the Company had no financial instruments which were measured using Level 3 inputs.

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

As of June 30, 2016, three customers each accounted for over 10% of the Company’s accounts receivable, at 28%, 26% and 26%, respectively. At December 31, 2015, three customers each accounted for over 10% of the Company’s accounts receivable, at 34%, 28% and 27%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies which generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of June 30, 2016 and December 31, 2015, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock Incentive Plans

In June 2016, the Company’s stockholders approved the Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan. The 2011 Plan was amended to, among other things, increase the number of shares of common stock authorized for issuance as equity awards under the plan by 4,000,000 shares.

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of goods sold	$1,610	$1,586	$3,159	$2,689
Research and development	1,015	561	1,908	2,070
Selling, general and administrative	5,040	5,149	11,088	10,054
Total	$7,665	$7,296	$16,155	$14,813

Stock-based compensation from:
Stock options (employee awards)	$5,789	$6,739	$12,633	$13,049
Stock options (consultant awards)	437	(54)	723	942
Restricted stock units (employee awards)	1,140	369	2,225	369
Employee stock purchase plan	299	242	574	453
Total	$7,665	$7,296	$16,155	$14,813

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2016, 34,705 shares were purchased under the ESPP.

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2016:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	4,645,722	$44.03
Granted	741,003	44.68
Exercised	(331,272)	13.39
Forfeited	(273,630)	72.50
Expired	(119,848)	81.26
Outstanding at June 30, 2016	4,661,975	43.68

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	216,198	$78.59
Granted	246,281	40.46
Vested	(59,111)	79.33
Forfeited	(24,753)	79.43
Unvested at June 30, 2016	378,615	53.56

The weighted average fair value of stock options granted for the six months ended June 30, 2016 and 2015 was $22.06 and $40.92 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected dividend yield	None	None
Risk free interest rate	1.21 - 1.85%	1.40 - 1.85%
Expected volatility	53.02%	53.28%
Expected term of options	5.75 years	5.75 years

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended June 30,
Net unrealized gains (losses) from available for sale investments:	2016	2015
Balance at beginning of period	$(52)	$(80)
Other comprehensive income before reclassifications	190	53
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$138	$(27)

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
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and six months ended June 30, 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(7,958)	$8	$(11,812)	$1,268
Denominator:
Weighted average shares of common stock outstanding—basic	37,181	36,481	37,101	36,358
Computation of diluted securities:
Dilutive effect of stock options	—	1,680	—	1,782
Dilutive effect of conversion premium on the Notes	—	3,277	—	3,465
Dilutive effect of warrants	—	6	—	6
Dilutive effect of ESPP	—	1	—	1
Weighted average shares of common stock outstanding—diluted	37,181	41,445	37,101	41,612
Net income (loss) per share:
Basic and diluted net income (loss) per share of common stock	$(0.21)	$0.00	$(0.32)	$0.03

The following outstanding stock options, RSUs, conversion premium on the Notes, warrants and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of stock options	4,254	1,738	4,288	1,530
Weighted average number of RSUs	218	—	212	—
Conversion premium on the Notes	2,364	—	2,557	—
Weighted average number of warrants	—	—	1	—
Weighted average ESPP purchase options	—	—	12	—
Total	6,836	1,738	7,070	1,530

NOTE 11—TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) before income taxes:
Domestic	$(7,526)	$352	$(11,025)	$2,238
Foreign	(374)	(305)	(697)	(879)
Total income (loss) before income taxes	$(7,900)	$47	$(11,722)	$1,359

The Company recorded tax provisions of less than $0.1 million in both of the three and six month periods ended June 30, 2016 and 2015, respectively. The provision for income taxes is recorded based upon the best current estimate of the Company’s annual effective tax rate, or AETR. Generally, the AETR is the result of a mix of profits and losses the Company and its subsidiaries earn in multiple tax jurisdictions with different income tax rates. For the three and six months ended June 30, 2016, the Company determined that its actual year-to-date rate was the best estimate of its AETR. For the three and six months ended June 30, 2015, the Company estimated its AETR based on full-year estimates for ordinary income and related tax expense. The tax provisions reflect federal alternative minimum taxes as well as state income taxes. Due to the fact that the Company’s deferred tax assets are fully offset by a valuation allowance, the tax provisions do not reflect deferred tax expenses.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California which expire in August 2020 and its corporate headquarters in Parsippany, New Jersey which expires in March 2028.

As of June 30, 2016, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2016 (remaining six months)	$3,818
2017	7,878
2018	8,081
2019	8,303
2020	6,420
2021 through 2028	8,731
Total	$43,231

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

NOTE 13—COMMERCIAL PARTNERS AND OTHER AGREEMENTS

Aratana Therapeutics, Inc.

On December 5, 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreement, the Company granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of the Company’s bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana will develop and seek approval for the use of the product in veterinary surgery to manage postsurgical pain, focusing initially on developing the product for cats and dogs. In connection with its entry into the license agreement, the Company received a one-time payment of $1.0 million. In December 2013, the Company received a $0.5 million milestone payment under the agreement. In June 2016, the Company recorded milestone revenue for two additional milestones totaling $1.0 million. The Company is eligible to receive up to an additional aggregate $41.0 million upon the achievement of development and commercial milestones. Once the product has been approved by the FDA for sale in the United States, Aratana will be required to pay the Company a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will be required to pay the Company a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.

The Company’s Chief Executive Officer and Chairman is a managing director at MPM Asset Management, LLC, which holds capital stock of Aratana and one of the Company’s directors is also a director of Aratana.

CrossLink BioScience, LLC

In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “Agreement”). On June 30, 2016, the Company provided notice to CrossLink electing to terminate the Agreement effective as of September 30, 2016. In connection with the termination of the Agreement, a termination fee based on a percentage of earned performance-based fees will be due to CrossLink. This fee, estimated to be approximately $7.2 million, is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016 and was recorded in selling, general and administrative expense in the consolidated statements of operations. At June 30, 2016, $3.6 million is classified in accrued expenses and $3.6 million is classified in other liabilities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities and the ability of the Company and Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of June 30, 2016, our commercial stage products are EXPAREL and DepoCyt(e):

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

Recent Highlights and Developments

•
Total revenues increased $10.5 million, or 18%, in the three months ended June 30, 2016, compared to the same period in 2015, primarily driven by EXPAREL net product sales of $65.8 million, which were up $8.8 million, or 15%. For the six months ended June 30, 2016, total revenues increased $17.7 million, or 15% compared to the same period in 2015, again driven by EXPAREL net product sales of $129.5 million, up $16.6 million, or 15%.

•
In June 2016, we enrolled the first patients in both of our EXPAREL Phase 3 studies for upper and lower extremity nerve blocks, specifically a femoral nerve block for patients undergoing total knee arthroplasty, or TKA, and a brachial plexus nerve block for patients undergoing either total shoulder arthroplasty or rotator cuff repairs. We expect to complete enrollment for both of these trials by early 2017.

•
In June 2016, we recorded an $8.0 million milestone payable to SkyePharma Holding, Inc., or Skyepharma, in connection with achieving $250.0 million of EXPAREL net sales collected on an annual basis, which will be paid in the third quarter of 2016.

•
In June 2016, we provided notice to CrossLink BioScience LLC, or CrossLink, of our election to terminate our Master Distributor Agreement for the promotion and sale of EXPAREL effective as of September 30, 2016. A termination fee based on a percentage of earned performance-based fees will be due to CrossLink. This fee, estimated to be approximately $7.2 million, is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016.

•	In April 2016, we enrolled the first patient in our EXPAREL infiltration TKA randomized controlled trial, or RCT. We expect to complete enrollment for this trial by early 2017.

•
In April 2016, we announced the appointment of two key executives to the management team. Our new Chief Financial Officer, Charles A. Reinhart, III, was appointed effective May 3, 2016, and is responsible for all financial and capital market activities, including accounting, financial reporting, financial planning and analysis and investor relations. Our former Chief Financial Officer, James Scibetta, continues to serve as President. Our new Chief Commercial Officer, Robert Weiland, was appointed effective April 11, 2016 and oversees commercial activities for EXPAREL, which include marketing, sales, national accounts, training and commercial operations and analytics.

•
In February 2016, we announced topline results of an RCT using EXPAREL in third molar, or “wisdom teeth” extractions, with a per-protocol analysis demonstrating statistical significance and an intention-to-treat analysis strongly trending towards significance in spite of the underpowered study size resulting from one of three clinical sites being eliminated for protocol violations. We anticipate a late third quarter 2016 launch for EXPAREL in the oral maxillofacial market segment.

EXPAREL
We continue to invest in the clinical development of EXPAREL to both support its current label and expand into additional indications. In April 2016, we initiated an RCT using EXPAREL infiltration in TKA. We are currently conducting Phase 3 trials for both upper and lower extremity nerve blocks, specifically a femoral nerve block for patients undergoing TKA and a brachial plexus nerve block for patients undergoing total shoulder arthroplasty or rotator cuff repairs. We believe that this additional indication for EXPAREL presents a method of pain control that has the potential to reduce the need for opioids and replace the costly and cumbersome perineural catheter, drug reservoir and pump with a single-dose administration to continuously deliver bupivacaine, and will allow us to fully leverage our manufacturing and commercial infrastructure. Additionally, we will be initiating a multicenter RCT in the second half of 2016 in subjects undergoing spine surgery. We also plan on commencing pediatric trials for EXPAREL, which have been required by the FDA.
We expect to continue to implement a variety of programs to educate customers about EXPAREL. Our commercial team, consisting of both sales representatives and scientific and medical affairs professionals, executes on a full range of activities for EXPAREL, including disseminating publications and abstracts evidencing the clinical efficacy and safety of EXPAREL, health outcomes and economic research and review articles on postsurgical pain management. We also provide resources for real world evidence data collection and pharmacoeconomic studies, which aid in demonstrating the true cost of opioid-based postsurgical pain control through retrospective and prospective analyses for our hospital customers utilizing their own hospital data. Finally, we launched a national patient education campaign on August 1, 2016, focused on educating the patient population about their postsurgical analgesic options. The initiative is centered on empowering individuals to proactively discuss non-opioid options, including EXPAREL, with their clinicians prior to undergoing surgical procedures.

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
DepoMLX is a long-acting NSAID, designed to treat moderate to severe acute pain. Meloxicam, which is currently available as an oral formulation, is a commonly used NSAID on the market today. A product designed for single dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose dependent gastrointestinal side effects. We expect our customer audience for this drug to be similar to the target audience for EXPAREL infiltration. DepoMLX is currently in pre-clinical development, and we expect to initiate a Phase 1 clinical trial under an investigational new drug application, or IND, in the second half of 2016.
Tranexamic Acid, or TXA, is currently used as a systemic injection or as a topical application, and is used to treat or prevent excessive blood loss during surgery by promoting hemostasis. The current formulation of TXA, however, has a short-lived effect consisting of only a few hours, while the risk of bleeding continues for two to three days after surgery. We believe DepoTXA, a long acting local antifibrinolytic agent combining immediate and extended release TXA, could address the unmet, increasing need for rapid ambulation and discharge in the ambulatory surgery environment for joint surgery (primarily orthopedic surgery, including spine and trauma procedures and cardiothoracic surgery). Designed for single dose local administration into the surgical site, DepoTXA could provide enhanced hemostabilization for patients over the systemic use of TXA by reducing bleeding, the need for blood transfusions, swelling, soft-tissue hematomas and the need for postoperative drains, thereby increasing vigor in patients while decreasing overall costs to the hospital system. DepoTXA recently transitioned from preclinical to clinical development, and the IND was opened in June 2016, allowing the initiation of a Phase 2 clinical trial in the second half of 2016.
Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments from third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Net product sales:
EXPAREL	$65,753	$56,977	15%	$129,505	$112,927	15%
DepoCyt(e)	1,934	1,085	78%	2,684	2,219	21%
Total net product sales	67,687	58,062	17%	132,189	115,146	15%
Collaborative licensing and milestone revenue	1,356	356	281%	1,713	713	140%
Royalty revenue	597	730	(18)%	1,212	1,604	(24)%
Total revenues	$69,640	$59,148	18%	$135,114	$117,463	15%

EXPAREL revenue grew 15% in both the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to increases in sales volume of 16% and 12% in those corresponding periods. The demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL use in soft tissue and orthopedic procedures. The remaining increase in the six month revenue was due to a 5% price increase effective April 2015, partially offset by lower pricing on government sales from our participation in the Federal Supply Schedule beginning in the third quarter of 2015.

DepoCyt(e) product sales increased 78% and 21% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to a greater number of DepoCyt(e) lots sold to our commercial partners.

Collaborative licensing and milestone revenue increased $1.0 million in the three and six months ended June 30, 2016 compared to the sames periods in 2015 as a result of milestones earned under our agreement with Aratana Therapeutics, Inc. for the development and commercialization of our products in animal health indications.

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

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product-related revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Cost of goods sold	$23,053	$18,929	22%	$43,331	$36,509	19%
Gross margin *	66%	68%		68%	69%
* The gross margin calculation excludes collaborative licensing and milestone revenue.

The increase in cost of goods sold in the three and six months ended June 30, 2016 versus 2015 was primarily due to increases in sales volume of EXPAREL during the respective periods.

Gross margin decreased slightly in the three and six months ended June 30, 2016 versus 2015 due to higher costs in preparation of commercial production at our new manufacturing site in Swindon, England. Also included in cost of goods sold in both the three and six months ended June 30, 2016 are approximately $4.9 million of unplanned manufacturing shutdown and other charges, compared to $4.2 million in the same periods in 2015.

Research and Development Expenses

Research and development expenses consist primarily of costs related to clinical trials and related outside services, product development and other research and development costs and stock-based compensation expenses. Clinical development expenses include costs for clinical personnel, clinical trials performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other research and development expenses include development costs for our pipeline products and medical information expenses, which include personnel, equipment, materials and contractor costs for both new process development and new product candidates, toxicology studies and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Clinical development	$4,577	$1,205	280%	$8,911	$3,162	182%
Product development and other	3,770	1,883	100%	8,036	4,384	83%
Stock-based compensation	1,015	561	81%	1,908	2,070	(8)%
Total research and development expense	$9,362	$3,649	157%	$18,855	$9,616	96%
% of total revenues	13%	6%		14%	8%

Research and development expense increased 157% and 96% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. In the three months ended June 30, 2016, clinical development increased $3.4 million, product development and other increased $1.9 million and stock-based compensation increased $0.5 million versus the three months ended June 30, 2015. The six months ended June 30, 2016 featured an increase of $5.7 million in clinical development, $3.7 million in product development and other and a decrease in stock-based compensation of $0.2 million versus the six months ended June 30, 2015.

The increase in clinical development expense in both periods reflects costs for our EXPAREL infiltration TKA trial, which commenced enrollment in April 2016 and costs for two nerve block trials, including a femoral nerve block in subjects undergoing TKA and a brachial plexus block in patients undergoing total shoulder arthroplasty or rotator cuff repair, both of which commenced enrollment in June 2016. We also incurred close out costs for the EXPAREL infiltration oral surgery trial which completed enrollment in late 2015. Increased costs also include a larger clinical workforce, which is managing our increasing investment in research and development initiatives. The increase in clinical development expense was partially offset by a decrease in research grants and trial related expenses for Phase 4 EXPAREL trials.

Product development and other research and development expenses increased due to increased investment in our pipeline drug candidates, including DepoMLX and DepoTXA, the latter of which is now in the clinical development stage, coupled with increased depreciation due to placing our new research and development facility into service in August 2015.

In the three months ended June 30, 2016 versus the same period in 2015, stock-based compensation increased $0.5 million due to additional stock option and RSU awards granted in June 2016 and increased expense on mark-to-market non-employee awards. In the six months ended June 30, 2016 versus 2015, stock-based compensation fell slightly. The increased expense from newly granted awards was more than offset by decreased expense on mark-to-market non-employee awards in the six month time frame.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to CrossLink for the promotion and sale of EXPAREL, expenses related to communicating the health outcome benefits of EXPAREL patients and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Sales and marketing	$27,607	$19,816	39%	$47,946	$37,988	26%
General and administrative	11,022	9,787	13%	22,592	18,138	25%
Stock-based compensation	5,040	5,149	(2)%	11,088	10,054	10%
Total selling, general and administrative expenses	$43,669	$34,752	26%	$81,626	$66,180	23%
% of total revenues	63%	59%		60%	56%

Selling, general and administrative expenses increased 26% and 23% in the three and six months ended June 30, 2016, compared to the same periods in 2015.

Sales and marketing expenses increased by 39% and 26% in the three and six months ended June 30, 2016, compared to the same periods in 2015, primarily due to an estimated $7.2 million contract termination payment due to CrossLink, which was recognized in June 2016. Additionally, an increase in the number of our field-based sales personnel to better support and educate our customers resulted in a $0.5 million and $1.5 million increase in salaries, benefits and other employee related costs, respectively, in these periods. We also increased our promotional spending for EXPAREL, which included educational initiatives and programs to create product awareness in key orthopedic and soft tissue surgical markets along with preparing for our oral maxillofacial market launch in the fall.

General and administrative expenses increased 13% and 25% in the three and six months ended June 30, 2016, compared to the same periods in 2015. Regulatory expenses increased by $0.6 million to support both the current commercial business and pipeline initiatives for the three months ended June 30, 2016. Additionally, there were increases of $0.5 million in costs primarily to support business development and human resource initiatives, as well as the facility expansion of our New Jersey headquarters. Compensation-related expenses increased $0.7 million and $1.2 million in the three months and six months ended June 30, 2016, respectively, partly due to an increase in personnel. In the six months ended June 30, 2016 compared to the same period in 2015, there was a $1.1 million increase in costs largely to support regulatory and business development initiatives, and a $1.6 million increase in legal expenses attributable to FDA and DOJ related activities, as well as patent costs supporting our EXPAREL intellectual property strategy.

Stock-based compensation remained at a consistent level in the three month period ended June 30, 2016, compared to the same period in 2015. In the six month period ended June 30, 2016, compared to the same period in 2015 there was a $1.0 million increase in stock-based compensation cost primarily due to increases in headcount and higher grant date fair values of equity awards granted.

Other Income (Expense)

The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Interest income	$324	$177	83%	$576	$332	73%
Interest expense	(1,733)	(1,940)	(11)%	(3,601)	(3,935)	(8)%
Royalty interest obligation	—	—	N/A	—	(71)	(100)%
Loss on extinguishment of debt	—	(51)	(100)%	—	(51)	(100)%
Other, net	(47)	43	N/A	1	(74)	N/A
Total other expense, net	(1,456)	(1,771)	(18)%	(3,024)	(3,799)	(20)%

Total other expense, net decreased by 18% and 20% in the three and six months ended June 30, 2016, compared to the same periods in 2015, largely due to a decrease in interest expense arising from higher capitalized interest and an increase in interest income as a result of higher average investment returns. In addition, expenses for our DepoCyt(e) royalty obligation which expired and the loss on extinguishment of debt in 2015 did not exist in 2016.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Income tax expense	$58	$39	49%	$90	$91	(1)%
Effective tax rate	(1)%	83%		(1)%	7%

Since our deferred tax assets are fully offset by a valuation allowance, our total tax expense includes only current tax expense. Our current tax expense consists solely of state taxes, and because we are in a loss position, the effective tax rates for the three and six months ended June 30, 2016 is -1%. The effective tax rates of 83% and 7% for the three and six months ended June 30, 2015, respectively, reflect federal alternative minimum taxes as well as state income taxes.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with the proceeds from the sale of equity and debt securities, borrowings under debt facilities, product sales and collaborative licensing and milestone revenue. As of June 30, 2016, we had an accumulated deficit of $320.1 million, cash and cash equivalents and short-term investments of $162.7 million and working capital of $107.6 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Consolidated Statement of Cash Flows Data:	2016	2015
Net cash provided by (used in):
Operating activities	$4,420	$6,308
Investing activities	(41,517)	(17,810)
Financing activities	5,422	6,704
Net decrease in cash and cash equivalents	$(31,675)	$(4,798)

Operating Activities

During the six months ended June 30, 2016, our net cash provided by operating activities was $4.4 million. Our operating loss of $11.8 million and a net $8.6 million use of funds for operating assets and liabilities were more than offset by non-cash expenses of $24.8 million, including $16.2 million of stock-based compensation and $8.6 million of depreciation and amortization expenses.

During the six months ended June 30, 2015, our net cash provided by operating activities was $6.3 million. We had $1.3 million of net income due to the significant increase in EXPAREL product sales coupled with improved gross margins and $22.7 million in add backs of non-cash expenses, including $14.8 million of stock-based compensation and $7.8 million of depreciation and amortization, which were partially offset by an investment in inventory of $19.5 million.

Investing Activities

During the six months ended June 30, 2016, our net cash used in investing activities was $41.5 million, which reflected $21.7 million of short-term investment purchases (net of maturities), purchases of fixed assets of $15.9 million and contingent consideration payments of $3.9 million related to the March 2007 acquisition of Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our manufacturing capacity in Swindon, England in partnership with Patheon and the completion of our new research facility at our Science Center Campus in San Diego, California.

During the six months ended June 30, 2015, our net cash used in investing activities was $17.8 million, which reflected net sales of short-term investments of $5.3 million, partially offset by purchases of fixed assets of $19.7 million and contingent consideration payments to Skyepharma of $3.4 million. Major capital expenditures were for equipment purchases to expand our manufacturing capacity and our investment in our new research facility.

Financing Activities

Net cash provided by financing activities consisted of proceeds from the exercise of stock options of $4.4 million and $1.0 million from the issuance of shares under our employee stock purchase plan in the six months ended June 30, 2016. In the six months ended June 30, 2015, proceeds from the exercise of stock options were $7.0 million, and $1.2 million came from the issuance of shares under our employee stock purchase plan, which was partially offset by $1.5 million of cash used to settle a conversion of our senior notes.

Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal, 3.25% convertible senior notes due 2019, or Notes and entered into an indenture agreement, or Indenture, with respect to the Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of June 30, 2016, the outstanding principal on the Notes was $118.5 million.

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

During the three months ended June 30, 2016, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible at any time during the quarter ended September 30, 2016. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to August 1, 2017, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. In the event of conversion, holders would forgo all future interest payments and the possibility of further stock price appreciation. In the event that all of the Notes are converted, we would be required to repay the $118.5 million in principal value in cash and approximately $42.6 million of cash or issue approximately 1.3 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of June 30, 2016, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.

In February 2015, we received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which was paid in cash in April 2015 pursuant to the terms of an indenture agreement with respect to the Notes. We elected to settle the conversion premium by issuing 44,287 shares of our common stock, calculated based on a daily volume-weighted average price over a 40 trading-day observation period which ended on April 8, 2015. We have completed other immaterial conversion requests.

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

Future Capital Requirements

We believe that our existing cash and cash equivalents, short-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of the Notes and to service our indebtedness for at least the next 12 months.
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

•	the timing of and extent to which the holders of our Notes elect to convert the Notes;

•	the cost and timing of potential milestone payments to Skyepharma, which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of EXPAREL are met;

•	costs related to legal and regulatory issues;

•
the costs of performing additional clinical trials for EXPAREL and pipeline drug candidates, including DepoMLX and DepoTXA and the pediatric trials required by the FDA as a condition of approval, and costs of development for our other product candidates; and

•	the extent to which we acquire or invest in research and development, products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of June 30, 2016, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Revenue Recognition
Our principal sources of revenue include (i) sales of EXPAREL in the United States, (ii) sales of DepoCyt(e) to our commercial partners within the United States and Europe, (iii) royalties based on sales by commercial partners of DepoCyt(e) and (iv) license fees and milestone payments from third parties. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the six months ended June 30, 2016 and 2015 (in thousands):

June 30, 2016	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2015	$1,733	$625	$745	$797	$3,900
Provision	337	2,650	2,000	1,026	6,013
Payments/Credits	(534)	(2,762)	(2,175)	(1,043)	(6,514)
Balance at June 30, 2016	$1,536	$513	$570	$780	$3,399

June 30, 2015	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	178	2,306	1,665	695	4,844
Payments/Credits	(43)	(2,307)	(1,676)	(666)	(4,692)
Balance at June 30, 2015	$1,694	$574	$577	$350	$3,195
Total reductions of gross product sales from sales-related allowances and accruals were $6.0 million and $4.8 million, or 4.4% and 4.0% of gross product sales for the six months ended June 30, 2016 and 2015, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL sales. The increase in the percentage of sales-related allowances and accruals for the six months ended June 30, 2016 was primarily related to an increase in volume related rebates and a slight increase in wholesaler fees as a result of higher services rates.
Contractual Obligations
In October 2013, we entered into a five-year arrangement with CrossLink for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “Agreement”). On June 30, 2016, we provided notice to CrossLink electing to terminate the Agreement effective as of September 30, 2016. In connection with the termination of the Agreement, a termination fee based on a percentage of earned performance-based fees will be due to CrossLink. This fee, estimated to be approximately $7.2 million, is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016 and was recorded in selling, general and administrative expense in the consolidated statement of operations in June 2016.

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
Potential future milestone payments to Skyepharma could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of EXPAREL are met, including $32.0 million when annual net sales of EXPAREL collected reach $500.0 million (measured on a rolling quarterly basis) and $4.0 million upon the first commercial sale in a major European Union country. An $8.0 million milestone payment for achieving $250.0 million of annual EXPAREL net sales collected will be made in the third quarter of 2016. This contingency is described further in Note 5, Goodwill and Intangible Assets, of our consolidated financial statements included herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2016 by approximately $0.5 million.

In January 2013, we issued $120.0 million in aggregate principal amount of 3.25% convertible senior notes, which mature in February 2019. Holders may convert their notes prior to maturity under certain circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2016, the estimated fair value of the Notes was $1,485 per $1,000 principal amount. We do not have interest rate exposure related to the Notes, as they have a fixed annual interest rate. See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the Notes.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States which have transactions conducted in Euros. As of June 30, 2016, we had approximately $2.3 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the Euro relative to the United States dollar would have decreased our revenue by approximately $0.2 million for the quarter ended June 30, 2016.

Additionally, our accounts receivable are concentrated with three large regional wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as amended, our management, including our Chief Executive Officer and Chairman and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chairman and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chairman and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. Except as described below, we are not presently a party to any litigation or legal proceedings that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
 Not applicable.

Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit No.	Description

10.1 +	Executive Employment Agreement, dated May 2, 2016, between Pacira Pharmaceuticals, Inc. and Charles A. Reinhart, III.*

10.2 +	Amended and Restated 2011 Stock Incentive Plan. (1)

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

+                                    Denotes management contract or compensatory plan or arrangement.

(1)    Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	August 4, 2016	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	August 4, 2016	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)