Form 10-Q
period 2016-09-30
Pacira Pharmaceuticals, Inc.
filed 2016-11-02
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of October 27, 2016, 37,402,282 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	September 30, 2016	December 31, 2015
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$24,442	$56,984
Short-term investments	136,686	101,981
Accounts receivable, net	26,765	25,855
Inventories, net	37,476	61,645
Prepaid expenses and other current assets	10,075	6,117
Total current assets	235,444	252,582
Long-term investments	—	13,462
Fixed assets, net	100,388	90,324
Goodwill	44,670	30,880
Intangible assets, net	—	81
Other assets	651	406
Total assets	$381,153	$387,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,287	$8,739
Accrued expenses	31,077	35,375
Convertible senior notes	107,563	104,040
Current portion of deferred revenue	822	1,426
Income taxes payable	82	208
Total current liabilities	146,831	149,788
Deferred revenue	7,617	8,082
Other liabilities	12,557	11,473
Total liabilities	167,005	169,343
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 37,368,592 shares issued and outstanding at September 30, 2016; 36,848,319 shares issued and outstanding at December 31, 2015	37	37
Additional paid-in capital	556,405	526,696
Accumulated deficit	(342,266)	(308,289)
Accumulated other comprehensive loss	(28)	(52)
Total stockholders’ equity	214,148	218,392
Total liabilities and stockholders’ equity	$381,153	$387,735

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Net product sales	$66,119	$61,150	$198,309	$176,297
Collaborative licensing and milestone revenue	1,357	357	3,069	1,069
Royalty revenue	879	706	2,091	2,310
Total revenues	68,355	62,213	203,469	179,676
Operating expenses:
Cost of goods sold	43,152	15,901	86,483	52,409
Research and development	9,754	5,893	28,609	15,509
Selling, general and administrative	36,314	35,310	117,940	101,490
Total operating expenses	89,220	57,104	233,032	169,408
Income (loss) from operations	(20,865)	5,109	(29,563)	10,268
Other (expense) income:
Interest income	346	171	923	504
Interest expense	(1,601)	(1,905)	(5,203)	(5,842)
Royalty interest obligation	—	—	—	(71)
Loss on early extinguishment of debt	—	—	—	(51)
Other, net	(8)	(8)	(8)	(82)
Total other expense, net	(1,263)	(1,742)	(4,288)	(5,542)
Income (loss) before income taxes	(22,128)	3,367	(33,851)	4,726
Income tax expense	(36)	(281)	(126)	(372)
Net income (loss)	$(22,164)	$3,086	$(33,977)	$4,354

Net income (loss) per share:
Basic net income (loss) per common share	$(0.59)	$0.08	$(0.91)	$0.12
Diluted net income (loss) per common share	$(0.59)	$0.08	$(0.91)	$0.11
Weighted average common shares outstanding:
Basic	37,312	36,663	37,171	36,460
Diluted	37,312	41,043	37,171	41,422

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(22,164)	$3,086	$(33,977)	$4,354
Other comprehensive income:
Net unrealized gain (loss) on investments	(166)	(2)	24	51
Total other comprehensive income (loss)	(166)	(2)	24	51
Comprehensive income (loss)	$(22,330)	$3,084	$(33,953)	$4,405

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balances at December 31, 2015	36,848	$37	$526,696	$(308,289)	$(52)	$218,392
Exercise of stock options	425	—	5,200	—	—	5,200
Vested restricted stock units	61	—	—	—	—	—
Shares issued under employee stock purchase plan	35	—	995	—	—	995
Stock-based compensation	—	—	23,516	—	—	23,516
Retirement of equity component of convertible senior notes	—	—	(2)	—	—	(2)
Net unrealized gain on investments	—	—	—	—	24	24
Net loss	—	—	—	(33,977)	—	(33,977)
Balances at September 30, 2016	37,369	$37	$556,405	$(342,266)	$(28)	$214,148

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
		(Note 2)
Operating activities:
Net income (loss)	$(33,977)	$4,354
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	9,659	8,356
Amortization of unfavorable lease obligation and debt issuance costs, net	359	361
Amortization of debt discount	3,066	3,080
Loss on early extinguishment of debt	—	51
Stock-based compensation	23,516	23,640
Changes in operating assets and liabilities:
Restricted cash	—	1,509
Accounts receivable, net	(910)	(3,553)
Inventories, net	24,169	(26,869)
Prepaid expenses and other assets	(4,202)	(647)
Accounts payable, accrued expenses and income taxes payable	(5,691)	1,100
Royalty interest obligation	—	(276)
Other liabilities	1,184	990
Deferred revenue	(1,069)	(1,069)
Net cash provided by operating activities	16,104	11,027
Investing activities:
Purchases of fixed assets	(19,827)	(31,212)
Purchases of investments	(158,390)	(125,197)
Sales of investments	137,170	134,984
Payment of contingent consideration	(13,790)	(5,127)
Net cash used in investing activities	(54,837)	(26,552)
Financing activities:
Proceeds from exercise of stock options	5,200	8,798
Proceeds from shares issued under employee stock purchase plan	995	1,195
Conversion of principal and premium paid on convertible senior notes	(4)	(1,466)
Net cash provided by financing activities	6,191	8,527
Net decrease in cash and cash equivalents	(32,542)	(6,998)
Cash and cash equivalents, beginning of period	56,984	37,520
Cash and cash equivalents, end of period	$24,442	$30,522
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$3,852	$4,224
Cash paid for income taxes, net of refunds	$253	$199
Non-cash investing and financing activities:
Issuance of stock from conversion of convertible senior notes	$—	$3,930
Net increase (decrease) in accrued fixed assets	$(185)	$2,595

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. The Company’s lead product, EXPAREL® (bupivacaine liposome injectable suspension), which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved commercial product, DepoCyt(e), which the Company manufactures for its commercial partners. The Company also sells its bupivacaine liposome injectable suspension product to serve animal health indications.

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

The consolidated financial statements at September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The consolidated balance sheet at December 31, 2015 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Largest customer	31%	33%	32%	32%
Second largest customer	27%	29%	27%	30%
Third largest customer	27%	27%	27%	28%
	85%	89%	86%	90%

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

Not Adopted as of September 30, 2016

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of revenue standard ASU 2014-09 by one year and permits early adoption on a limited basis. Subsequently, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations; ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow Scope Improvements and Practical Expedients, which provide clarification and additional guidance related to ASU 2014-09. These updates will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, with early adoption permitted in the first quarter of 2017. The updated standards will permit the use of either the retrospective or cumulative effect transition method. The Company has not yet completed its final review of the impact of this guidance on its consolidated financial statements. However, the Company currently does not anticipate a material impact on its revenue recognition practices. The Company continues to review variable consideration, potential disclosures and its method of adoption to complete its evaluation of the impact on its consolidated financial statements. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact current conclusions.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits in the statement of cash flows and accounting for award forfeitures. This update will become effective for the Company beginning January 1, 2017. The Company is evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. This update also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This ASU is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows by addressing specific cash flow issues in an effort to reduce diversity in practice, including guidance on debt prepayment or extinguishment costs and contingent consideration payments made after a business combination. This update is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$13,291	$16,712
Work-in-process	11,441	12,152
Finished goods	12,744	32,781
Total	$37,476	$61,645

The Company is required to perform ongoing stability testing on select lots of EXPAREL at various time intervals. In October 2016, as part of its ongoing stability testing, the Company identified that a single batch of EXPAREL, which was manufactured in early 2016, did not meet the required specification. An internal investigation has tied this unexpected result to a modification in the manufacturing process that existed when this product was made, which has subsequently been corrected. The Company has reserved all impacted inventory on hand as of September 30, 2016, and will initiate communications with the FDA regarding a potential product exchange of a limited number of boxes that were sold from the impacted inventory. As a result, in the third quarter of 2016, the Company recorded a $21.9 million charge to cost of goods sold related to this matter, of which $20.7 million has been recorded as an inventory reserve and $1.2 million has been recorded within accrued expenses for an estimated number of replacement boxes and other related costs.

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Machinery and laboratory equipment	$32,920	$29,864
Leasehold improvements	32,665	30,834
Computer equipment and software	5,787	4,007
Office furniture and equipment	1,606	1,439
Construction in progress	61,898	49,097
Total	134,876	115,241
Less: accumulated depreciation	(34,488)	(24,917)
Fixed assets, net	$100,388	$90,324

For the three months ended September 30, 2016 and 2015, depreciation expense was $3.3 million and $2.8 million, respectively. For the three months ended September 30, 2016 and 2015, capitalized interest on the construction of manufacturing sites was $0.5 million and $0.2 million, respectively.

For the nine months ended September 30, 2016 and 2015, depreciation expense was $9.6 million and $8.1 million, respectively. For the nine months ended September 30, 2016 and 2015, capitalized interest on the construction of manufacturing sites was $1.2 million and $0.6 million, respectively.

As of September 30, 2016 and December 31, 2015, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $32.3 million and $25.9 million, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

In March 2007, the Company acquired from SkyePharma Holding, Inc., or Skyepharma, its California operating subsidiary, referred to herein as the Acquisition. The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL, and certain other yet-to-be-developed products, as well as milestone payments for DepoBupivacaine products, including EXPAREL, as follows:

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company made an $8.0 million milestone payment to Skyepharma in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company recorded an $8.0 million milestone for achieving $250.0 million of annual EXPAREL net sales collected, which was paid in September 2016. For purposes of meeting milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through September 30, 2016, the Company has recorded an additional $20.7 million as goodwill for earn-out payments which are based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2015	$30,880
Milestone payments triggered by collections of net sales of DepoBupivacaine products	8,000
Percentage payments on collections of net sales of DepoBupivacaine products	5,790
Balance at September 30, 2016	$44,670

Intangible assets, net, consisted of core technology, developed technology and trademarks and trade names acquired in the Acquisition and are summarized as follows (in thousands):

	September 30, 2016			December 31, 2015
Amortizable Intangible Assets:	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Core technology	$2,900	$(2,900)	$—	$2,900	$(2,819)	$81	9 Years
Developed technology	11,700	(11,700)	—	11,700	(11,700)	—	7 Years
Trademarks and trade names	400	(400)	—	400	(400)	—	7 Years
Total intangible assets	$15,000	$(15,000)	$—	$15,000	$(14,919)	$81

There was no amortization expense for intangible assets for the three months ended September 30, 2016 and $0.1 million for the nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, amortization expense for intangible assets was $0.1 million and $0.2 million, respectively.

NOTE 6—DEBT

The composition of the Company’s debt and financing obligations is as follows (in thousands):

	September 30,	December 31,
	2016	2015
3.25% convertible senior notes	$118,531	$118,533
Deferred financing costs	(1,429)	(1,888)
Discount on debt	(9,539)	(12,605)
Total debt, net of debt discount	$107,563	$104,040

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

Holders may convert their Notes prior to August 1, 2018 only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2016, this condition for conversion was met. As a result, the Notes are classified as a current obligation and will be convertible until December 31, 2016. As of September 30, 2016, the Notes had a market price of $1,514 per $1,000 principal amount, compared to an estimated conversion value of $1,379 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the Notes will be paid pursuant to the terms of the Indenture, which states that the principal must be settled in cash. In the event that all of the Notes are converted, the Company would be required to repay the $118.5 million in principal value and approximately $44.9 million of cash or issue approximately 1.3 million shares of its common stock (or a combination of cash and shares of its common stock at the Company’s option) to settle the conversion premium as of September 30, 2016, causing dilution to the Company’s shareholders and/or significant expenditures of the Company’s cash and liquid securities. In February 2015, the Company received notice of an election for conversion from one of the holders of the Notes. The principal amount of the conversion request was $1.5 million which was paid in cash pursuant to the terms of the Indenture in April 2015. The Company elected to settle the conversion premium by issuing 44,287 shares of its common stock, calculated based on a daily volume-weighted adjusted price over a 40 trading-day observation period which ended on April 8, 2015. The Company realized a $0.1 million loss on the extinguishment of the converted Notes. The Company has completed other immaterial conversion requests.

While the Notes are classified in the Company’s consolidated balance sheets at September 30, 2016 and December 31, 2015 as a current obligation, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the Notes continue to have the election to convert the Notes at any time during the prescribed measurement period, the Notes will continue to be considered a current obligation and classified as such. Prior to August 1, 2017, in the event that none of the conversion conditions are met in a given quarter, the Notes would be reclassified as a long-term liability.

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

The following table sets forth the total interest expense recognized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$963	$963	$2,890	$2,893
Amortization of debt issuance costs	153	153	459	461
Amortization of debt discount	1,022	1,022	3,066	3,080
Capitalized interest (Note 4)	(537)	(233)	(1,212)	(592)
Total	$1,601	$1,905	$5,203	$5,842

Effective interest rate on the Notes	7.22%	7.22%	7.22%	7.20%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Notes at September 30, 2016 is calculated utilizing market quotations from an over-the-counter trading market for these Notes (Level 2). The carrying amount and fair value of the Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
September 30, 2016		Level 1	Level 2	Level 3
3.25% convertible senior notes *	$107,563	$—	$179,426	$—

* The fair value of the Notes was based on the closing price of the Company’s common stock of $34.22 per share at September 30, 2016 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of 1.3 million shares or $44.9 million of cash. The maximum conversion premium that can be due on the Notes is 4.8 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities less than one year. Long-term investments consist of corporate bonds with maturities greater than one year. The net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income. At September 30, 2016, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At September 30, 2016, the Company’s short-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at September 30, 2016 and December 31, 2015 (in thousands):

September 30, 2016 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$20,314	$1	$—	$20,315
Commercial paper	48,441	13	(15)	48,439
Corporate bonds	67,959	4	(31)	67,932
Total	$136,714	$18	$(46)	$136,686

December 31, 2015 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$27,484	$—	$(15)	$27,469
Commercial paper	35,191	31	—	35,222
Corporate bonds	39,319	2	(31)	39,290
Subtotal	101,994	33	(46)	101,981
Long-term:
Corporate bonds	13,501	—	(39)	13,462
Total	$115,495	$33	$(85)	$115,443

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At September 30, 2016, the Company had no financial instruments which were measured using Level 3 inputs.

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

As of September 30, 2016, three customers each accounted for over 10% of the Company’s accounts receivable, at 30%, 30% and 28%, respectively. At December 31, 2015, three customers each accounted for over 10% of the Company’s accounts receivable, at 34%, 28% and 27%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies which generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of September 30, 2016 and December 31, 2015, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock Incentive Plans

In June 2016, the Company’s stockholders approved the Amended and Restated 2011 Stock Incentive Plan, or the 2011 Plan. The 2011 Plan was amended to, among other things, increase the number of shares of common stock authorized for issuance as equity awards under the plan by 4,000,000 shares.

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of goods sold	$1,627	$1,690	$4,786	$4,379
Research and development	690	1,070	2,598	3,140
Selling, general and administrative	5,044	6,066	16,132	16,121
Total	$7,361	$8,826	$23,516	$23,640

Stock-based compensation from:
Stock options (employee awards)	$5,684	$6,991	$18,318	$19,926
Stock options (consultant awards)	150	402	872	1,459
Restricted stock units (employee awards)	1,425	1,257	3,650	1,626
Employee stock purchase plan	102	176	676	629
Total	$7,361	$8,826	$23,516	$23,640

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2016, 34,705 shares were purchased and issued under the ESPP.

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2016:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	4,645,722	$44.03
Granted	830,728	43.87
Exercised	(424,519)	12.25
Forfeited	(350,438)	71.05
Expired	(141,000)	81.50
Outstanding at September 30, 2016	4,560,493	43.70

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2015	216,198	$78.59
Granted	248,381	40.43
Vested	(61,049)	78.60
Forfeited	(38,608)	72.10
Unvested at September 30, 2016	364,922	53.23

The weighted average fair value of stock options granted for the nine months ended September 30, 2016 and 2015 was $21.72 and $38.94 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected dividend yield	None	None
Risk free interest rate	1.03% - 1.85%	1.40% - 1.87%
Expected volatility	53.06%	53.04%
Expected term of options	5.80 years	5.75 years

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Nine Months Ended September 30,
Net unrealized gains (losses) from available for sale investments:	2016	2015
Balance at beginning of period	$(52)	$(80)
Other comprehensive income before reclassifications	24	51
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(28)	$(29)

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
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(22,164)	$3,086	$(33,977)	$4,354
Denominator:
Weighted average common shares outstanding—basic	37,312	36,663	37,171	36,460
Computation of diluted securities:
Dilutive effect of stock options	—	1,530	—	1,698
Dilutive effect of RSUs	—	3	—	1
Dilutive effect of conversion premium on the Notes	—	2,841	—	3,256
Dilutive effect of warrants	—	6	—	6
Dilutive effect of ESPP	—	—	—	1
Weighted average common shares outstanding—diluted	37,312	41,043	37,171	41,422
Net income (loss) per share:
Basic net income (loss) per common share	$(0.59)	$0.08	$(0.91)	$0.12
Diluted net income (loss) per common share	$(0.59)	$0.08	$(0.91)	$0.11

The following outstanding stock options, RSUs, conversion premium on the Notes, warrants and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of stock options	4,632	2,235	4,403	1,765
Weighted average number of RSUs	372	203	265	68
Conversion premium on the Notes	1,750	—	2,288	—
Weighted average number of warrants	—	—	1	—
Weighted average ESPP purchase options	20	16	22	5
Total	6,774	2,454	6,979	1,838

NOTE 11—TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) before income taxes:
Domestic	$(21,780)	$3,776	$(32,806)	$6,014
Foreign	(348)	(409)	(1,045)	(1,288)
Total income (loss) before income taxes	$(22,128)	$3,367	$(33,851)	$4,726

The Company recorded income tax expense of less than $0.1 million in the three months ended September 30, 2016 and $0.1 million in the nine months ended September 30, 2016. In the three and nine month periods ended September 30, 2015, the Company recorded income tax expense of $0.3 million and $0.4 million, respectively. The provision for income taxes is recorded based upon the best current estimate of the Company’s annual effective tax rate, or AETR. Generally, the AETR is the result of a mix of profits and losses the Company and its subsidiaries earn in multiple tax jurisdictions with different income tax rates. For the three and nine months ended September 30, 2016, the Company determined that its actual year-to-date rate was the best estimate of its AETR. For the three and nine months ended September 30, 2015, the Company estimated its AETR based on full-year estimates for ordinary income and the related tax expense. The tax provisions reflect federal alternative minimum taxes as well as state income taxes. Due to the fact that the Company’s deferred tax assets are fully offset by a valuation allowance, the tax provisions do not reflect deferred tax expenses.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases research and development, manufacturing and warehouse facilities in San Diego, California, which expire in August 2020, and its corporate headquarters in Parsippany, New Jersey, which expires in March 2028.

As of September 30, 2016, annual aggregate minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2016 (remaining three months)	$1,945
2017	7,878
2018	8,081
2019	8,303
2020	6,420
2021 through 2028	8,731
Total	$41,358

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

NOTE 13—COMMERCIAL PARTNERS AND OTHER AGREEMENTS

Aratana Therapeutics, Inc.

On December 5, 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreement, the Company granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of the Company’s bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana developed and obtained FDA approval for the use of the product in veterinary surgery to manage postsurgical pain. In connection with its entry into the license agreement, the Company received a one-time payment of $1.0 million. In December 2013, the Company received a $0.5 million milestone payment under the agreement. In June 2016, the Company recorded $1.0 million in milestone revenue for Aratana’s filing of an FDA Administrative New Animal Drug Application, or ANADA, and in August 2016 recorded $1.0 million related to the FDA’s approval of the ANADA. The Company is eligible to receive up to an additional aggregate $40.0 million upon the achievement of development and commercial milestones. Aratana is required to pay the Company a tiered double digit royalty on net sales made in the United States. If the product is approved by foreign regulatory agencies for sale outside of the United States, Aratana will be required to pay the Company a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.

Aratana began purchasing bupivacaine liposome injectable suspension product in the third quarter of 2016, which they will market under the trade name NOCITA® to serve animal health indications.

NOCITA® is a registered trademark of Aratana Therapeutics, Inc.

CrossLink BioScience, LLC

In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “Agreement”). On June 30, 2016, the Company provided notice to CrossLink electing to terminate the Agreement effective as of September 30, 2016. In connection with the termination of the Agreement, a termination fee based on a percentage of earned performance-based fees is due to CrossLink. This fee of $7.1 million is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016, and was recorded in selling, general and administrative expense in the consolidated statements of operations. At September 30, 2016, $4.7 million is classified in accrued expenses and $2.4 million is classified in other liabilities, consistent with the contractual timing of payments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension) and our other products; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; the Company’s plans to continue to manufacture and provide support services for its commercial partners who have licensed DepoCyt(e); our commercialization and marketing capabilities and the ability of the Company and Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
We are a specialty pharmaceutical company focused on the development, commercialization and manufacture of proprietary pharmaceutical products, based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of September 30, 2016, our commercial stage products are EXPAREL and DepoCyt(e):

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

We expect to continue to incur significant expenses as we further commercialize EXPAREL; pursue expanded uses of EXPAREL in additional indications and opportunities; advance the development of DepoFoam-based product candidates, such as DepoMeloxicam and DepoTranexamic Acid; seek FDA approval for our product candidates that successfully complete clinical trials; develop our sales force and marketing capabilities to prepare for their commercial launch; expand and enhance our manufacturing capacity for EXPAREL; and support regulatory and legal matters.

Recent Highlights and Developments

•
Total revenues increased $6.1 million, or 10%, in the three months ended September 30, 2016, compared to the same period in 2015, primarily driven by EXPAREL net product sales of $64.9 million, which were up $5.1 million, or 9%. For the nine months ended September 30, 2016, total revenues increased $23.8 million, or 13% compared to the same period in 2015, again driven by EXPAREL net product sales of $194.4 million, up $21.7 million, or 13%.

•
As part of our routine stability monitoring that occurred in October 2016, it came to our attention that one of two test batches of EXPAREL made in early 2016 had slightly fallen out of specification for one of the 21 acceptance criteria measured during testing. The other stability test batch remains fully within specifications. The value for this out-of-specification attribute is just 1% outside the target range. All other test attributes, many of which are the key measurements that we believe are the most indicative of the product’s performance and demonstrative of product quality, are within specification and trending according to shelf life expectations. This test result was unexpected and suggestive of some deviation from a consistency of manufacturing output. An internal investigation has tied the unexpected result to a modification to the manufacturing process that existed when this product was made, which has subsequently been corrected. The Company has reserved all impacted inventory on hand as of September 30, 2016, and will initiate communications with the FDA regarding a potential product exchange of a limited number of boxes, that were sold from the impacted inventory. As a result, in the third quarter of 2016, the Company recorded a $21.9 million charge to cost of goods sold related to this matter, of which $20.7 million has been recorded as an inventory reserve and $1.2 million has been recorded within accrued expenses for an estimated number of replacement boxes and other related costs.

Separately, as we have accumulated test data over the life of the product, it has become evident to us that one of the 21 stability acceptance criteria agreed to with the FDA upon product approval, and one that we believe has no bearing on product safety, presents a recurrent risk for testing outside the approved specification. As a result, we have recently been in discussions with the FDA about both a modification of that specification as well as the potential development of a new analytical test for this attribute. Until that process is completed, we have agreed with the FDA that all EXPAREL manufactured beginning in October 2016 will include 12 month expiration dating.

•
In September 2016, we officially launched EXPAREL to the oral and maxillofacial market by introducing a 10mL vial for use in patients undergoing third molar (wisdom teeth) extractions. We believe the 10mL vial will also be popular among plastic surgeons. We introduced these 10mL vials in a 10-pack and a 4-pack so that oral surgeons and doctors at smaller surgical centers will have easier access to provide EXPAREL to their patients.

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

•	In June 2016, we recorded an $8.0 million milestone payable to SkyePharma Holding, Inc., or Skyepharma, in connection with achieving $250.0 million of EXPAREL net sales collected on an annual basis.

•
In June 2016, we provided notice to CrossLink BioScience LLC, or CrossLink, of our election to terminate our Master Distributor Agreement for the promotion and sale of EXPAREL effective as of September 30, 2016. A $7.1 million termination fee based on a percentage of earned performance-based fees is due to CrossLink quarterly over two years, beginning in the fourth quarter of 2016.

•
In April 2016, we enrolled the first patient in our EXPAREL infiltration TKA randomized controlled trial, or RCT. With this study we expect to demonstrate the benefits of EXPAREL in treating pain and reducing opioid consumption after post operative day one against bupivacaine, the active comparator. We expect to complete enrollment for this trial by early 2017.

EXPAREL
We continue to invest in the clinical development of EXPAREL to both support its current label and expand into additional indications. In April 2016, we initiated an RCT using EXPAREL infiltration in TKA. We are currently conducting Phase 3 trials for both upper and lower extremity nerve blocks, specifically a femoral nerve block for patients undergoing TKA and a brachial plexus nerve block for patients undergoing total shoulder arthroplasty or rotator cuff repairs. We believe that this additional indication for EXPAREL presents a method of pain control that has the potential to reduce the need for opioids and replace the costly and cumbersome perineural catheter, drug reservoir and pump with a single-dose administration to continuously deliver bupivacaine, and will allow us to fully leverage our manufacturing and commercial infrastructure. Additionally, we initiated a multicenter RCT in the third quarter of 2016 in subjects undergoing spine surgery and expect to enroll the first patient in the fourth quarter of 2016. We also plan on commencing pediatric trials for EXPAREL, which have been required by the FDA.
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
Product Pipeline
DepoFoam is used to extend the release of active drug substances. With this technology, we are currently developing two new DepoFoam-based product candidates, DepoMeloxicam, or DepoMLX, a DepoFoam-based non-steroidal anti-inflammatory drug, or NSAID, and DepoTranexamic Acid, or DepoTXA, a DepoFoam-based antifibrinolytic. Completion of clinical trials may take several years or more. The length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are also evaluating other potential DepoFoam products as pipeline candidates.
DepoMLX is a long-acting NSAID, designed to treat moderate to severe acute pain. Meloxicam, which is currently available as an oral formulation, is a commonly used NSAID on the market today. A product designed for single dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose dependent gastrointestinal side effects. We expect our customer audience for this drug to be similar to the target audience for EXPAREL infiltration. DepoMLX is currently in pre-clinical development, and we expect to initiate a Phase 1 clinical trial under an investigational new drug application, or IND, in the first half of 2017.
Tranexamic Acid, or TXA, is currently used as a systemic injection or as a topical application, and is used to treat or prevent excessive blood loss during surgery by preventing the breakdown of a clot. The current formulation of TXA, however, has a short-lived effect consisting of only a few hours, while the risk of bleeding continues for two to three days after surgery. We believe DepoTXA, a long acting local antifibrinolytic agent combining immediate and extended release TXA, could address the unmet, increasing need for rapid ambulation and discharge in the ambulatory surgery environment for joint surgery (primarily orthopedic surgery, including spine and trauma procedures and cardiothoracic surgery). Designed for single dose local administration into the surgical site, DepoTXA could provide enhanced hemostabilization for patients over the systemic use of TXA by reducing bleeding, the need for blood transfusions, swelling, soft-tissue hematomas and the need for postoperative drains, thereby increasing vigor in patients while decreasing overall costs to the hospital system. DepoTXA recently transitioned from preclinical to clinical development, and the IND was opened in June 2016, allowing the initiation of a Phase 2 clinical trial in the fourth quarter of 2016.
Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments from third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Net product sales:
EXPAREL	$64,869	$59,729	9%	$194,374	$172,657	13%
DepoCyt(e) and other product sales	1,250	1,421	(12)%	3,935	3,640	8%
Total net product sales	66,119	61,150	8%	198,309	176,297	12%
Collaborative licensing and milestone revenue	1,357	357	280%	3,069	1,069	187%
Royalty revenue	879	706	25%	2,091	2,310	(9)%
Total revenues	$68,355	$62,213	10%	$203,469	$179,676	13%

EXPAREL revenue grew 9% and 13% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to increases in sales volume of 8% and 11% in those corresponding periods. The demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL use in soft tissue and orthopedic procedures. The remaining increase in the nine month revenue was due to a 5% price increase effective April 2015, partially offset by lower pricing on government sales from our participation in the Federal Supply Schedule beginning in the third quarter of 2015.

DepoCyt(e) and other product sales decreased 12% and increased 8% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease in the three month period was primarily due to fewer DepoCyt(e) lots sold to our commercial partners in the third quarter of 2016 compared to the same period in 2015. The increase in the nine month period was primarily due to consistent DepoCyt(e) sales and sales of bupivacaine liposome injectable suspension to serve animal health indications.

Collaborative licensing and milestone revenue increased $1.0 million and $2.0 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, as a result of milestones earned under our agreement with Aratana Therapeutics, Inc. for the development and commercialization of bupivacaine liposome injectable suspension in animal health indications.

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

The following table provides information regarding our cost of goods sold and gross margin as a percentage of product-related revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Cost of goods sold	$43,152	$15,901	171%	$86,483	$52,409	65%
Gross margin *	36%	74%		57%	71%
* The gross margin calculation excludes collaborative licensing and milestone revenue.

The increase in cost of goods sold in the three and nine months ended September 30, 2016 versus 2015 was primarily due to $21.9 million of inventory and related reserves discussed previously in the Recent Highlights and Developments section. In addition, cost of goods sold increased as a result of increased sales volume of EXPAREL at a higher manufacturing cost per vial and increased costs in preparation for our new manufacturing site in Swindon, England. A shift to utilizing a portion of our manufacturing lines during 2015 at our Science Center Campus in San Diego, California to support new pipeline product development opportunities has increased the EXPAREL manufacturing cost per vial.

The decrease in our gross margins in the three and nine months ended September 30, 2016 versus 2015 primarily reflects the inventory and related reserves discussed previously in the Recent Highlights and Developments section and the decreased utilization of our facilities to produce EXPAREL. In addition, gross margins decreased due to higher costs of $0.6 million and $2.1 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, in preparation of commercial production at our new manufacturing site. We also had increases of $0.4 million and $3.6 million for unplanned manufacturing shutdown charges in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.

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

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Clinical development	$5,665	$2,119	167%	$14,576	$5,281	176%
Product development and other	3,399	2,704	26%	11,435	7,088	61%
Stock-based compensation	690	1,070	(36)%	2,598	3,140	(17)%
Total research and development expense	$9,754	$5,893	66%	$28,609	$15,509	84%
% of total revenues	14%	9%		14%	9%

Research and development expense increased 66% and 84% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. In the three months ended September 30, 2016, clinical development expenses increased $3.5 million, product development and other increased $0.7 million and stock-based compensation decreased $0.4 million versus the three months ended September 30, 2015. The nine months ended September 30, 2016 featured an increase of $9.3 million in clinical development, $4.3 million in product development and other and a decrease in stock-based compensation of $0.5 million versus the nine months ended September 30, 2015.

The increase in clinical development expense in both periods reflects costs for two nerve block trials, including a femoral nerve block in subjects undergoing TKA and a brachial plexus block in patients undergoing total shoulder arthroplasty or rotator cuff repair, both of which commenced enrollment in June 2016 and costs for our EXPAREL infiltration TKA trial, which commenced enrollment in April 2016 . We also incurred close out costs for the EXPAREL infiltration oral surgery trial which completed enrollment in late 2015. Increased costs also include a larger clinical workforce, which is managing our increasing investment in research and development initiatives. The increase in clinical development expense was partially offset by a decrease in research grants and trial related expenses for Phase 4 EXPAREL trials.

Product development and other research and development expenses increased due to additional investment in our pipeline drug candidates, including DepoMLX and DepoTXA, the latter of which is now in the clinical development stage, coupled with increased depreciation due to placing our new research and development facility into service in August 2015.

In the three and nine months ended September 30, 2016 versus 2015, stock-based compensation decreased as additional expense from newly granted awards was more than offset by the decreased expense on mark-to-market non-employee awards which were fully vested in mid-2016.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Sales and marketing	$21,490	$18,434	17%	$69,437	$56,422	23%
General and administrative	9,780	10,810	(10)%	32,371	28,947	12%
Stock-based compensation	5,044	6,066	(17)%	16,132	16,121	—%
Total selling, general and administrative expenses	$36,314	$35,310	3%	$117,940	$101,490	16%
% of total revenues	53%	57%		58%	56%
Note: to conform with the current presentation, our corporate communications activities were reclassified from general and administrative expense to sales and marketing expense, representing $0.3 million and $0.7 million in the three and nine months ended September 30, 2015, respectively.

Selling, general and administrative expenses increased 3% and 16% in the three and nine months ended September 30, 2016, compared to the same periods in 2015.

Sales and marketing expenses increased by 17% and 23% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to an increase in our promotional spending for EXPAREL, which included educational initiatives and programs to create product awareness in key orthopedic and soft tissue surgical markets along with preparing for our oral maxillofacial market launch in September 2016. We also increased the number of our field-based sales personnel to better support and educate our customers, which resulted in $0.4 million and $1.8 million increases in salaries, benefits and other employee related costs, respectively, in these periods. The nine months ended September 30, 2016 also included a $7.1 million contract termination charge due to CrossLink, which was recognized in June 2016, and is payable quarterly over two years beginning in the fourth quarter of 2016.

General and administrative expenses decreased 10% in the three months ended September 30, 2016 and increased 12% in the nine months ended September 30, 2016, compared to the same periods in 2015. Legal expenses decreased $2.9 million and $1.9 million, respectively, in the three and nine months ended September 30, 2016, compared to the same periods in 2015, primarily due to the December 2015 amicable resolution of our lawsuit against the FDA, which was partially offset by $0.3 million and $1.0 million increases in patent costs to support our EXPAREL intellectual property strategy for the three and nine months ended September 30, 2016, respectively. Regulatory expenses increased by $0.4 million and $1.2 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, to support both the current commercial business and our product pipeline initiatives. Additionally, there were increases of $0.7 million and $1.5 million in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, in costs primarily to support business development and human resource initiatives, as well as the expansion of our New Jersey headquarters. Compensation and related expenses increased $0.4 million and $1.7 million in the three and nine months ended September 30, 2016, respectively, partly due to an increase in personnel.

Stock-based compensation decreased $1.0 million in the three month period ended September 30, 2016, compared to the same period in 2015, primarily due to the completed vesting in June 2016 of grants made in 2012, partially offset by stock options and RSUs granted in June 2016. Stock-based compensation expense for the nine month period ended September 30, 2016 compared to the same period in 2015 was consistent, primarily due to the aforementioned final vesting of a significant number of awards in the first half of the year, offset by increases in headcount and higher grant date fair values of new equity awards issued during 2016.

Other Income (Expense)

The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Interest income	$346	$171	102%	$923	$504	83%
Interest expense	(1,601)	(1,905)	(16)%	(5,203)	(5,842)	(11)%
Royalty interest obligation	—	—	N/A	—	(71)	(100)%
Loss on extinguishment of debt	—	—	N/A	—	(51)	(100)%
Other, net	(8)	(8)	—%	(8)	(82)	(90)%
Total other expense, net	$(1,263)	$(1,742)	(27)%	$(4,288)	$(5,542)	(23)%

Total other expense, net decreased by 27% and 23% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, largely due to a decrease in interest expense arising from higher capitalized interest and an increase in interest income as a result of higher average investment returns. Expenses for our DepoCyt(e) royalty obligation and the loss on extinguishment of debt did not exist in 2016.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2016	2015		2016	2015
Income tax expense	$36	$281	(87)%	$126	$372	(66)%
Effective tax rate	0%	8%		0%	8%

Since our deferred tax assets are fully offset by a valuation allowance, our total income tax expense includes only current tax expense, which consists solely of state taxes. Because we are in a loss position, the effective tax rates for the three and nine months ended September 30, 2016 are both between 0% and -1%. The effective tax rates of 8% for both the three and nine months ended September 30, 2015, respectively, reflect federal alternative minimum taxes as well as state income taxes.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under debt facilities and collaborative licensing and milestone revenue. As of September 30, 2016, we had an accumulated deficit of $342.3 million, cash and cash equivalents and short-term investments of $161.1 million and working capital of $88.6 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Consolidated Statement of Cash Flows Data:	2016	2015
Net cash provided by (used in):
Operating activities	$16,104	$11,027
Investing activities	(54,837)	(26,552)
Financing activities	6,191	8,527
Net decrease in cash and cash equivalents	$(32,542)	$(6,998)

Operating Activities

During the nine months ended September 30, 2016, our net cash provided by operating activities was $16.1 million. Our operating loss of $34.0 million was more than offset by non-cash expenses of $36.6 million, including $23.5 million of stock-based compensation, $13.1 million of depreciation and amortization expense, and $13.5 million of funds provided by net changes in our operating assets and liabilities, including a $20.7 million inventory reserve partially offset by $5.1 million in prepayments for clinical trials.

During the nine months ended September 30, 2015, our net cash provided by operating activities was $11.0 million, which largely resulted from increased revenues and a significantly improved gross margin versus the same period in 2014. We had $4.4 million of net income plus $35.5 million in add backs of non-cash expenses, composed of $23.6 million of stock-based compensation and $11.8 million of depreciation and amortization, which were partially offset by a substantial investment in inventory of $26.9 million.

Investing Activities

During the nine months ended September 30, 2016, our net cash used in investing activities was $54.8 million, which reflected $21.2 million of short-term investment purchases (net of maturities), purchases of fixed assets of $19.8 million and contingent consideration payments of $13.8 million related to the March 2007 acquisition of Skyepharma, including an $8.0 million milestone payment in connection with achieving $250.0 million of EXPAREL net sales collected on an annual basis. Major fixed asset purchases included continuing expenditures for expanding our manufacturing capacity in Swindon, England in partnership with Patheon.

During the nine months ended September 30, 2015, our net cash used in investing activities was $26.6 million, which reflected purchases of fixed assets of $31.2 million and contingent consideration payments to Skyepharma of $5.1 million, partially offset by $9.8 million of short-term investment maturities, net of purchases. Major capital expenditures were for equipment purchases to expand our manufacturing capacity and our investment in our new research facility.

Financing Activities

Net cash provided by financing activities consisted of proceeds from the exercise of stock options of $5.2 million and $1.0 million from the issuance of shares under our employee stock purchase plan in the nine months ended September 30, 2016. In the nine months ended September 30, 2015, proceeds from the exercise of stock options were $8.8 million, and $1.2 million came from the issuance of shares under our employee stock purchase plan, which was partially offset by $1.5 million of cash used to settle a conversion of our senior notes.

Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal, 3.25% convertible senior notes due 2019, or Notes and entered into an indenture agreement, or Indenture, with respect to the Notes. The net proceeds from the Notes offering were $115.3 million, after deducting the initial purchasers’ discounts and commissions as well as offering expenses. The Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of September 30, 2016, the outstanding principal on the Notes was $118.5 million.

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

During the three months ended September 30, 2016, the requirements with respect to the Consecutive Sales Price were met and, as a result, the Notes are classified as a current obligation and are convertible at any time during the quarter ended December 31, 2016. The future convertibility and resulting balance sheet classification of the Notes will be monitored on a quarterly basis. Prior to August 1, 2017, in the event such requirements are not met in a given quarter, the Notes would be reclassified as a long-term liability. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. In the event that all of the Notes are converted, we would be required to repay the $118.5 million in principal value in cash and approximately $44.9 million of cash or issue approximately 1.3 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of September 30, 2016, causing dilution to our current shareholders and/or significant expenditures of our cash and liquid securities.

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

•
the cost and timing of potential milestone payments to Skyepharma, which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products, including EXPAREL, are met;

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2016, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end-user. We also recognize revenue from DepoCyt(e) and other product sales upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with current Good Manufacturing Practices.
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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the nine months ended September 30, 2016 and 2015 (in thousands):

September 30, 2016	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2015	$1,733	$625	$745	$797	$3,900
Provision	506	3,978	3,016	1,587	9,087
Payments/Credits	(1,022)	(4,073)	(3,202)	(1,657)	(9,954)
Balance at September 30, 2016	$1,217	$530	$559	$727	$3,033

September 30, 2015	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	256	3,535	2,548	1,317	7,656
Payments/Credits	(70)	(3,512)	(2,545)	(1,002)	(7,129)
Balance at September 30, 2015	$1,745	$598	$591	$636	$3,570
Total reductions of gross product sales from sales-related allowances and accruals were $9.1 million and $7.7 million, or 4.4% and 4.2% of gross product sales for the nine months ended September 30, 2016 and 2015, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL sales. The increase in the percentage of sales-related allowances and accruals for the nine months ended September 30, 2016 was primarily related to an increase in volume related rebates and a slight increase in wholesaler fees as a result of higher service rates.
Contractual Obligations
In October 2013, we entered into a five-year arrangement with CrossLink for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “Agreement”). On June 30, 2016, we provided notice to CrossLink electing to terminate the Agreement effective as of September 30, 2016. A $7.1 million termination fee based on a percentage of earned performance-based fees is due to CrossLink quarterly over two years, beginning in the fourth quarter of 2016. This fee was recorded in selling, general and administrative expense in the consolidated statement of operations.

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
Potential future milestone payments to Skyepharma could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of EXPAREL are met, including $32.0 million when annual net sales of EXPAREL collected reach $500.0 million (measured on a rolling quarterly basis) and $4.0 million upon the first commercial sale in a major European Union country. An $8.0 million milestone payment for achieving $250.0 million of annual EXPAREL net sales collected was made in September 2016. This contingency is described further in Note 5, Goodwill and Intangible Assets, of our consolidated financial statements included herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2016 by approximately $0.6 million.

In January 2013, we issued $120.0 million in aggregate principal amount of 3.25% convertible senior notes, which mature in February 2019. Holders may convert their Notes prior to maturity under certain circumstances. Upon conversion, holders will receive cash up to the principal amount of the Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2016, the estimated fair value of the Notes was $1,514 per $1,000 principal amount. See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the Notes.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States which have transactions conducted in Euros. As of September 30, 2016, we had approximately $0.5 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the Euro relative to the United States dollar would have decreased our revenue by less than $0.1 million for the quarter ended September 30, 2016.

Additionally, our accounts receivable are concentrated with three large regional wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chairman and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chairman and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	November 2, 2016	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	November 2, 2016	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)