Form 10-Q
period 2017-03-31
Pacira Pharmaceuticals, Inc.
filed 2017-05-04
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐
(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of April 25, 2017, 40,093,883 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA PHARMACEUTICALS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 31, 2017	December 31, 2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$108,970	$35,944
Short-term investments	274,729	136,653
Accounts receivable, net	27,702	29,937
Inventories, net	30,311	31,278
Prepaid expenses and other current assets	6,252	9,277
Total current assets	447,964	243,089
Fixed assets, net	102,571	101,016
Goodwill	48,829	46,737
Other assets	598	624
Total assets	$599,962	$391,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,373	$7,511
Accrued expenses	34,900	36,666
Convertible senior notes	759	—
Current portion of deferred revenue	520	595
Income taxes payable	96	66
Total current liabilities	45,648	44,838
Convertible senior notes	265,992	108,738
Deferred revenue	7,357	7,487
Other liabilities	10,332	11,427
Total liabilities	329,329	172,490
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 40,023,258 shares issued and outstanding at March 31, 2017; 37,480,952 shares issued and outstanding at December 31, 2016	40	37
Additional paid-in capital	637,066	565,207
Accumulated deficit	(366,391)	(346,238)
Accumulated other comprehensive loss	(82)	(30)
Total stockholders’ equity	270,633	218,976
Total liabilities and stockholders’ equity	$599,962	$391,466

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Net product sales	$68,425	$64,502
Collaborative licensing and milestone revenue	206	356
Royalty revenue	652	616
Total revenues	69,283	65,474
Operating expenses:
Cost of goods sold	24,581	20,278
Research and development	16,632	9,493
Selling, general and administrative	42,120	37,957
Total operating expenses	83,333	67,728
Loss from operations	(14,050)	(2,254)
Other (expense) income:
Interest income	514	252
Interest expense	(2,589)	(1,868)
Loss on early extinguishment of debt	(3,721)	—
Other, net	10	48
Total other expense, net	(5,786)	(1,568)
Loss before income taxes	(19,836)	(3,822)
Income tax expense	(30)	(32)
Net loss	$(19,866)	$(3,854)

Net loss per share:
Basic and diluted net loss per common share	$(0.52)	$(0.10)
Weighted average common shares outstanding:
Basic and diluted	37,998	37,020

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(19,866)	$(3,854)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(52)	101
Total other comprehensive income (loss)	(52)	101
Comprehensive loss	$(19,918)	$(3,753)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2017 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2016	37,481	$37	$565,207	$(346,238)	$(30)	$218,976
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-09 (Note 2)	—	—	287	(287)	—	—
Exercise of stock options	62	—	852	—	—	852
Stock-based compensation	—	—	7,400	—	—	7,400
Issuance of common stock upon conversion of 2019 convertible senior notes	2,480	3	120,463	—	—	120,466
Retirement of equity component of 2019 convertible senior notes	—	—	(125,811)	—	—	(125,811)
Equity component of 2022 convertible senior notes issued, net	—	—	68,668	—	—	68,668
Net unrealized loss on investments	—	—	—	—	(52)	(52)
Net loss	—	—	—	(19,866)	—	(19,866)
Balance at March 31, 2017	40,023	$40	$637,066	$(366,391)	$(82)	$270,633

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2017	2016
		(Note 2)
Operating activities:
Net loss	$(19,866)	$(3,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets and amortization of intangibles	3,104	3,165
Amortization of unfavorable lease obligation and debt issuance costs	168	120
Amortization of debt discount	1,411	1,022
Loss on early extinguishment of debt	3,721	—
Loss on disposal of fixed assets	137	—
Stock-based compensation	7,400	8,490
Changes in operating assets and liabilities:
Accounts receivable, net	2,235	(46)
Inventories, net	967	(2,099)
Prepaid expenses and other assets	3,051	(2,917)
Accounts payable, accrued expenses and income taxes payable	(1,056)	(6,227)
Other liabilities	(1,061)	(419)
Deferred revenue	(205)	(356)
Net cash provided by (used in) operating activities	6	(3,121)
Investing activities:
Purchases of fixed assets	(3,616)	(7,053)
Purchases of investments	(180,342)	(67,843)
Sales of investments	42,214	54,925
Payment of contingent consideration	(2,092)	(1,904)
Net cash used in investing activities	(143,836)	(21,875)
Financing activities:
Proceeds from exercise of stock options	852	3,041
Proceeds from 2022 convertible senior notes	345,000	—
Repayment of debt	(117,712)	—
Payment of debt issuance and financing costs	(11,000)	—
Costs for conversion of convertible senior notes	(284)	—
Net cash provided by financing activities	216,856	3,041
Net increase (decrease) in cash and cash equivalents	73,026	(21,955)
Cash and cash equivalents, beginning of period	35,944	56,984
Cash and cash equivalents, end of period	$108,970	$35,029
Supplemental cash flow information:
Cash paid for interest	$2,380	$1,926
Cash paid for income taxes, net of refunds	$—	$142
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2019 convertible senior notes	$120,466	$—
Retirement of equity component of 2019 convertible senior notes	$(125,811)	$—
Equity component of the 2022 convertible senior notes	$70,930	$—
Net increase in accrued fixed assets	$1,179	$1,554
See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, manufacture and commercialization of pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. Pacira is committed to driving innovation in postsurgical pain management with opioid-sparing strategies.

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The consolidated financial statements at March 31, 2017, and for the three months ended March 31, 2017 and 2016, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The consolidated balance sheet at December 31, 2016 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounts of wholly-owned subsidiaries are included in the consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended March 31,
	2017	2016
Largest customer	35%	33%
Second largest customer	29%	28%
Third largest customer	25%	27%
	89%	88%

Recent Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update includes multiple provisions intended to simplify various aspects of the accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits and tax deficiencies in the statement of cash flows and accounting for award forfeitures. The update also removes the requirement to delay recognition of an excess tax benefit until it reduces current taxes payable, instead, it is required to be recognized at the time of settlement, subject to normal valuation allowance considerations. This update became effective for the Company beginning January 1, 2017. The Company elected an accounting policy change to record forfeitures as they occur rather than estimating forfeitures during each period and recorded a charge of $0.3 million to retained earnings as of January 1, 2017 related to the reversal of cumulative forfeiture estimates. The adoption of this standard also resulted in the recognition of $29.3 million of previously unrecognized excess tax benefits in deferred tax assets, fully offset by a valuation allowance. The changes have been applied prospectively in accordance with the update and prior periods have not been adjusted. All tax-related cash flows resulting from stock-based compensation, including the excess tax benefits related to the settlement of stock-based awards, will be classified as cash flows from operating activities in the Company’s consolidated statements of cash flows. The Company does not believe that any of the provisions in ASU 2016-09 will have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the previous guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). The standard became effective for the Company prospectively beginning January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

Not Adopted as of March 31, 2017

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

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). This update requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment for items such as initial direct costs. For income statement purposes, the new standard retains a dual model similar to Accounting Standards Codification, or ASC, 840, requiring leases to be classified as either operating or financing. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while financing leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). This update also introduces new disclosure requirements for leasing arrangements. The standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of ASU 2016-02 on its consolidated financial statements. Refer to Note 12, Commitments and Contingencies, for further discussion on the Company’s leases.

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

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$12,966	$11,742
Work-in-process	7,709	11,621
Finished goods	9,636	7,915
Total	$30,311	$31,278

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Machinery and laboratory equipment	$34,399	$34,309
Leasehold improvements	33,814	33,787
Computer equipment and software	6,509	5,623
Office furniture and equipment	1,606	1,606
Construction in progress	66,855	63,201
Total	143,183	138,526
Less: accumulated depreciation	(40,612)	(37,510)
Fixed assets, net	$102,571	$101,016

For each of the three month periods ended March 31, 2017 and 2016, depreciation expense was $3.1 million. For the three months ended March 31, 2017 and 2016, capitalized interest on the construction of manufacturing sites was $0.2 million and $0.3 million, respectively.

At March 31, 2017 and December 31, 2016, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $37.0 million and $33.7 million, respectively.

NOTE 5—GOODWILL

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company achieved an $8.0 million milestone in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company achieved another $8.0 million milestone for achieving $250.0 million of annual EXPAREL net sales collected. For purposes of meeting future potential milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through March 31, 2017, the Company has recorded an additional $24.9 million as goodwill for earn-out payments that are based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2016	$46,737
Percentage payments on collections of net sales of DepoBupivacaine products	2,092
Balance at March 31, 2017	$48,829

NOTE 6—DEBT

Convertible Senior Notes Due 2022

On March 13, 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture agreement, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2017. The 2022 Notes mature on April 1, 2022.

The composition of the Company’s 2022 Notes is as follows (in thousands):

	March 31,	December 31,
	2017	2016
2.375% convertible senior notes due 2022	$345,000	$—
Deferred financing costs	(8,661)	—
Discount on debt	(70,347)	—
Total debt, net of debt discount and deferred financing costs	$265,992	$—

The net proceeds from the issuance of the 2022 Notes were approximately $334.0 million, after deducting commissions and the estimated offering expenses payable by the Company. A portion of the net proceeds from the 2022 Notes were used by the Company to repurchase the majority of its then-outstanding convertible senior notes due 2019 in privately-negotiated transactions.

Holders may convert the 2022 Notes at any time prior to the close of business on the business day immediately preceding October 1, 2021, only under the following circumstances:

(i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;

(ii) during the five business-day period immediately after any five consecutive trading-day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2022 Indenture) per $1,000 principal amount of the 2022 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

(iv) if the Company calls the 2022 Notes for redemption, until the close of business on the business day immediately preceding the redemption date.

On or after October 1, 2021, until the close of business on the second scheduled trading day immediately preceding April 1, 2022, holders may convert their 2022 Notes at any time.

Upon conversion, holders will receive the principal amount of their 2022 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 40 consecutive trading days during the observation period (as more fully described in the 2022 Indenture). For both the principal and excess conversion value, holders may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the 2022 Notes is 14.9491 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $66.89 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2022 Notes represents a premium of approximately 37.5% to the closing sale price of $48.65 per share of the Company’s common stock on the NASDAQ Global Select Market on March 7, 2017, the date that the Company priced the private offering of the 2022 Notes.

As of March 31, 2017, the 2022 Notes had a market price of $1,037 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

Prior to April 1, 2020, the Company may not redeem the 2022 Notes. On or after April 1, 2020, the Company may redeem for cash all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make whole fundamental change ” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

If the Company undergoes a fundamental change, as defined in the 2022 Indenture, subject to certain conditions, holders of the 2022 Notes may require the Company to repurchase for cash all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a ‘‘make-whole fundamental change’’ (as defined in the 2022 Indenture) occurs prior to April 1, 2022, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with the make-whole fundamental change.

The 2022 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2022 Notes, and equal in right of payment to the Company’s unsecured indebtedness. The 2022 Notes are also effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to any debt or other liabilities (including trade payables) of the Company’s subsidiaries.

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at March 31, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $274.1 million was calculated using a 7.45% assumed borrowing rate. The equity component of $70.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2022 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2022 Notes, which is amortized over the five year term of the 2022 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The Company allocated the total transaction costs of approximately $11.0 million related to the issuance of the 2022 Notes to the liability and equity components of the 2022 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five-year term of the 2022 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

The 2022 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The 2022 Indenture contains customary events of default with respect to the 2022 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2022 Notes will automatically become due and payable.

Convertible Senior Notes Due 2019

On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of 3.25% convertible senior notes due 2019, or 2019 Notes, and entered into an indenture agreement, or 2019 Indenture, with respect to the 2019 Notes. The 2019 Notes accrue interest at a fixed rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The 2019 Notes mature on February 1, 2019.

The composition of the Company’s 2019 Notes is as follows (in thousands):

	March 31,	December 31,
	2017	2016
3.25% convertible senior notes due 2019	$819	$118,531
Deferred financing costs	(8)	(1,276)
Discount on debt	(52)	(8,517)
Total debt, net of debt discount and deferred financing costs	$759	$108,738

In March 2017, the Company used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of an aggregate of approximately 2.5 million shares of common stock.

The partial repurchase of the 2019 Notes resulted in a $3.7 million loss on early debt extinguishment. At March 31, 2017, $0.8 million of principal remains outstanding on the 2019 Notes.

On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their 2019 Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the 2019 Notes and, with respect to any excess conversion value, may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the 2019 Notes was 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $24.82 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Holders may convert their 2019 Notes prior to August 1, 2018 only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2017, this condition for conversion was met. As a result, the 2019 Notes are classified as a current obligation and will be convertible until June 30, 2017. As of March 31, 2017, the 2019 Notes had a market price of $1,914 per $1,000 principal amount, compared to an estimated conversion value of $1,837 per $1,000 principal amount. In the event that the remaining 2019 Notes are converted, the Company would be required to repay the $0.8 million of principal value in cash and settle approximately $0.7 million of the conversion premium in cash, common stock or a combination of cash and shares of its common stock at the Company’s option as of March 31, 2017.

As of February 1, 2017, the Company may redeem for cash all or part of the 2019 Notes if the last reported sale price (as defined in the Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period, ending within five trading days prior to the date on which the Company provides notice of redemption. If the 2019 Notes are called for redemption, the holder has the right to submit these notes for conversion at any time prior to the the redemption date, and the Company will, in addition to paying the principal and conversion premium, pay a make-whole premium equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the Notes to be converted had such notes remained outstanding from the applicable conversion date to the maturity date.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Contractual interest expense	$1,189	$963
Amortization of debt issuance costs	201	153
Amortization of debt discount	1,411	1,022
Capitalized interest (Note 4)	(212)	(270)
Total	$2,589	$1,868

Effective interest rate on convertible senior notes	7.48%	7.22%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at March 31, 2017 are calculated utilizing market quotations from an over-the-counter trading market for these instruments (Level 2). The carrying amount and fair value of the 2019 Notes and 2022 Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
March 31, 2017		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$265,992	$—	$357,722	$—
3.25% convertible senior notes due 2019 (2)	$759	$—	$1,567	$—

(1) The closing price of the Company’s common stock was $45.60 per share at March 31, 2017 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares, which assumes no increases in the conversion rate for certain corporate events.

(2) The closing price of the Company’s common stock was $45.60 per share at March 31, 2017 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of less than 0.1 million shares or $0.7 million of cash. The maximum conversion premium that can be due on the 2019 Notes is less than 0.1 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities less than one year. The net unrealized gains and losses from the Company’s short-term investments are reported in other comprehensive income (loss). At March 31, 2017, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At March 31, 2017, the Company’s short-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$46,285	$—	$(9)	$46,276
Commercial paper	45,232	6	(6)	45,232
Corporate bonds	183,294	8	(81)	183,221
Total	$274,811	$14	$(96)	$274,729

December 31, 2016 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$9,012	$—	$(2)	$9,010
Commercial paper	39,530	8	(15)	39,523
Corporate bonds	88,141	11	(32)	88,120
Total	$136,683	$19	$(49)	$136,653

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At March 31, 2017, the Company had no financial instruments that were measured using Level 3 inputs.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

As of March 31, 2017, three customers each accounted for over 10% of the Company’s accounts receivable, at 35%, 30% and 25%, respectively. At December 31, 2016, three customers each accounted for over 10% of the Company’s accounts receivable, at 36%, 29% and 25%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of March 31, 2017 and December 31, 2016, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of goods sold	$1,375	$1,549
Research and development	658	893
Selling, general and administrative	5,367	6,048
Total	$7,400	$8,490

Stock-based compensation from:
Stock options (employee awards)	$5,917	$6,856
Stock options (consultant awards)	53	274
Restricted stock units (employee awards)	1,223	1,085
Employee stock purchase plan	207	275
Total	$7,400	$8,490

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the three months ended March 31, 2017, no shares were purchased or issued under the ESPP.

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2017:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,207,743	$42.16
Granted	63,650	43.99
Exercised	(62,056)	13.73
Forfeited	(122,168)	55.49
Expired	(28,351)	75.63
Outstanding at March 31, 2017	5,058,818	42.02

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	364,403	$52.85
Granted	2,063	44.30
Vested	(326)	62.73
Forfeited	(18,535)	57.81
Unvested at March 31, 2017	347,605	52.47

The weighted average fair value of stock options granted for the three months ended March 31, 2017 was $22.56 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2017
Expected dividend yield	None
Risk free interest rate	2.09%
Expected volatility	54.0%
Expected term of options	5.75

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
Net unrealized gains (losses) from available for sale investments:	2017	2016
Balance at beginning of period	$(30)	$(52)
Other comprehensive income (loss) before reclassifications	(52)	101
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(82)	$49

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method) as well as the conversion of the excess conversion value on the 2019 Notes and 2022 Notes. As discussed in Note 6, Debt, the Company has either the obligation or the option to pay cash for the aggregate principal amount due upon the conversion of its convertible senior notes. Since it is the Company’s intent to settle the principal amount of its convertible senior notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method.
Potential common shares are excluded from the diluted net loss per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three months ended March 31, 2017 and 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(19,866)	$(3,854)
Denominator:
Weighted average common shares outstanding	37,998	37,020
Net loss per share:
Basic and diluted net loss per common share	$(0.52)	$(0.10)

The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes, warrants and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average number of stock options	5,112	4,324
Weighted average number of RSUs	353	205
Conversion premium on the 2019 Notes	1,624	2,749
Weighted average number of warrants	—	3
Weighted average ESPP purchase options	38	23
Total	7,127	7,304

NOTE 11—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Loss before income taxes:
Domestic	$(19,320)	$(3,499)
Foreign	(516)	(323)
Total loss before income taxes	$(19,836)	$(3,822)

The Company recorded income tax expense of less than $0.1 million in both the three months ended March 31, 2017 and 2016. The provision for income taxes is recorded based upon the best current estimate of the Company’s annual effective tax rate, or AETR. Generally, the AETR is the result of a mix of profits and losses the Company and its subsidiaries earn in multiple tax jurisdictions with different income tax rates. For both the three months ended March 31, 2017 and 2016, the Company determined that its actual year-to-date rate was the best estimate of its AETR. The tax provisions reflect current state income taxes. Due to net losses in both periods presented, no current federal income tax expense was recorded. Due to the fact that the Company’s deferred tax assets are fully offset by a valuation allowance, the tax provisions do not reflect deferred tax expenses.

During the three months ended March 31, 2017, the Company established a deferred tax liability of $26.5 million with an offset to additional paid-in capital resulting from the conversion feature of the 2022 Notes. The initial difference between the book value of convertible debt issued with a beneficial conversion feature and its tax basis is a temporary difference. The net effect of the deferred tax liability recorded to additional paid-in capital was zero because the Company has a full valuation allowance against its net deferred tax assets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company’s leases for its research and development, manufacturing and warehouse facilities in San Diego, California expire in August 2020 and its lease for its corporate headquarters in Parsippany, New Jersey expires in March 2028.

As of March 31, 2017, aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2017 (remaining nine months)	$5,925
2018	8,063
2019	8,272
2020	6,389
2021	1,207
2022 through 2028	7,545
Total	$37,401

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

NOTE 13—COMMERCIAL PARTNERS AND OTHER AGREEMENTS

DePuy Synthes Sales, Inc.

In January 2017, the Company announced the initiation of a Co-Promotion Agreement, or the Agreement, with DePuy Synthes Sales, Inc., or DePuy Synthes, part of the Johnson & Johnson family of companies, to market and promote the use of EXPAREL for orthopedic procedures in the United States. DePuy Synthes field representatives, specializing in joint reconstruction, spine, sports medicine and trauma, will collaborate with, and supplement, the Company’s field teams by expanding the reach and frequency of EXPAREL education in the hospital surgical suite and ambulatory surgery center settings.
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

The initial term of the Agreement commenced on January 24, 2017 and ends on December 31, 2021, with the option to extend the Agreement an additional 12 month increments upon mutual agreement of the parties, subject to certain conditions.
The Company and DePuy Synthes have mutual termination rights under the Agreement, subject to certain terms, conditions and advance notice requirements, provided that the Company or DePuy Synthes generally may not terminate the Agreement, without cause, within three years of the effective date of the Agreement. The Company also has additional unilateral termination rights under certain circumstances. The Agreement contains customary representations, warranties, covenants and confidentiality provisions, and also contains mutual indemnification obligations. DePuy Synthes is also subject to certain obligations and restrictions, including required compliance with certain laws and regulations and the Company’s policies, in connection with fulfilling their obligations under the Agreement.

CrossLink BioScience, LLC

In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “Agreement”). On June 30, 2016, the Company provided notice to CrossLink electing to terminate the Agreement effective as of September 30, 2016. In connection with the termination of the Agreement, a termination fee based on a percentage of earned performance-based fees is due to CrossLink. This fee of $7.1 million is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016, and was recorded in selling, general and administrative expense in the consolidated statements of operations. At March 31, 2017, $3.5 million is classified in accrued expenses and $1.2 million is classified in other liabilities, consistent with the contractual timing of payments.

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
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other reports as filed with the Securities and Exchange Commission, or SEC.
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

Overview
We are a specialty pharmaceutical company committed to driving innovation in postsurgical pain management with opioid-sparing strategies. Our product pipeline is based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. As of March 31, 2017, our commercial stage products are EXPAREL and DepoCyt(e):

•
EXPAREL is a liposome injection of bupivacaine, an amide-type local anesthetic indicated for single-dose administration into the surgical site to produce postsurgical analgesia. EXPAREL was approved by the FDA in October 2011 and commercially launched in April 2012. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers.

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. We sell DepoCyt(e) to our commercial partners located in the United States, or US, and Europe.

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

Recent Highlights and Developments

•
Total revenues increased $3.8 million, or 6%, in the three months ended March 31, 2017, compared to the same period in 2016, primarily driven by EXPAREL net product sales of $67.7 million, which were up $3.9 million, or 6% versus the same period in 2016.

•
In March 2017, we completed a private offering of $345.0 million of 2.375% convertible senior notes due 2022, or 2022 Notes. The net proceeds from the issuance of the 2022 Notes were approximately $334.0 million. The 2022 Notes accrue interest at a rate of 2.375% per year. We used a portion of the proceeds from the 2022 Notes to retire $117.7 million of our 3.25% convertible senior notes due 2019, or 2019 Notes. See Note 6, Debt, to our consolidated financial statements included herein for further information related to these transactions.

•
In March 2017, we launched a collaboration with Trinity Health focused on developing standardized procedure-specific enhanced recovery protocols and pain protocols that will include using opioid alternatives when appropriate. The two organizations will also develop physician- and patient-facing educational materials and generate data to track progress.

•
In March 2017, we announced that our Phase 4 study of EXPAREL in patients undergoing total knee arthroplasty, or TKA, achieved statistical significance for its co-primary endpoints of opioid reduction (p=0.0048) and postsurgical pain control (p=0.0381). EXPAREL also achieved statistical significance for key secondary endpoints, including time to first opioid use and the percentage of patients who did not require any opioids to treat their postsurgical pain. The trial compared EXPAREL-based local analgesia infiltration to standard bupivacaine-based local analgesia infiltration, each as part of a standard multi-modal analgesic protocol. The results from the study will be submitted as a series of publications in peer-reviewed medical literature.

•
In March 2017, the US Patent and Trademark Office issued US Patent 9,585,838. The claims of the patent related to the production of multivesicular liposomes. This is the third EXPAREL patent listed in the FDA’s Orange Book. The patent expiration date is December 24, 2021.

•
In January 2017, we entered into a co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, part of the Johnson & Johnson family of companies, to support promotion, education and training for EXPAREL in orthopedic procedures. DePuy Synthes field representatives, specializing in joint reconstruction, spine, sports medicine and trauma, will play the lead commercial role in the hospital surgical suite and ambulatory surgery center settings. The Pacira team will focus on soft tissue surgeons in key specialties and anesthesiologists, and continue to act as the overall EXPAREL account manager.

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
In 2017, we plan to initiate a series of Phase 4 trials with EXPAREL added to the standard of care for soft tissue procedures. We are currently selecting sites for a clinical trial evaluating EXPAREL plus bupivacaine infiltration into the transversus abdominis plane versus bupivacaine alone for patients undergoing a cesarean section. We are also planning to initiate a colectomy trial and a breast reconstruction trial. These trials will evaluate opioid use and postsurgical pain control, as well as a number of additional efficacy, safety and health economic outcomes.
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
Product Pipeline

DepoFoam is used to extend the release of active drug substances. With this technology, we are currently developing two new DepoFoam-based product candidates—DepoMeloxicam, or DepoMLX, a non-steroidal anti-inflammatory drug, or NSAID, and DepoTranexamic Acid, or DepoTXA, an antifibrinolytic. Completion of clinical trials may take several years or more. The length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are also evaluating other potential DepoFoam products as pipeline candidates.

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
Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments from third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2017	2016
Net product sales:
EXPAREL	$67,701	$63,752	6%
DepoCyt(e) and other product sales	724	750	(3)%
Total net product sales	68,425	64,502	6%
Collaborative licensing and milestone revenue	206	356	(42)%
Royalty revenue	652	616	6%
Total revenues	$69,283	$65,474	6%

EXPAREL revenue grew 6% in the three months ended March 31, 2017, compared to the same period in 2016, primarily due to an increase in sales volume. The demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL use in soft tissue and orthopedic procedures.

DepoCyt(e) and other product sales remained fairly consistent in the three months ended March 31, 2017, compared to the same period in 2016.

Collaborative licensing and milestone revenue decreased 42% in the three months ended March 31, 2017, compared to the same period in 2016, due to the January 2017 expiration of a development and licensing agreement with Amylin Pharmaceuticals, Inc. and the cessation of recognizing the remaining deferred revenue.

Royalty revenue primarily reflects royalties earned on collections of end-user sales of DepoCyt(e) by our commercial partners.

Cost of Goods Sold

Cost of goods sold primarily relates to the costs to produce, package and deliver our products to customers. These expenses include labor, raw materials, manufacturing overhead and occupancy costs, depreciation of facilities, royalty payments, quality control and engineering.

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2017	2016
Cost of goods sold	$24,581	$20,278	21%
Gross margin	65%	69%

The 4 percentage point decrease in gross margins for the three months ended March 31, 2017 versus 2016 was primarily due to scrapped lots, primarily relating to DepoCyt(e), manufactured in the first quarter of 2017 impacting gross margin by 2 percentage points. In addition, gross margins decreased 2 percentage points as a result of higher manufacturing costs per vial. For the three months ended March 31, 2016, the inventory sold had a lower manufacturing cost per vial due to increased utilization of our facilities to manufacture EXPAREL at the time of production. A shift to utilizing a portion of our manufacturing lines at our Science Center Campus in San Diego, California to support new pipeline product development opportunities has also increased the EXPAREL manufacturing cost per vial due to higher fixed costs per unit.

Research and Development Expenses

Research and development expenses consist primarily of costs related to clinical trials and related outside services, product development and other research and development costs and stock-based compensation expenses. Clinical development expenses include costs for clinical personnel, clinical trials performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other research and development expenses include development costs for our products and medical information expenses, which include personnel, equipment, materials and contractor costs for both new process development and new product candidates, toxicology studies and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2017	2016
Clinical development	$10,763	$4,335	148%
Product development and other	5,211	4,265	22%
Stock-based compensation	658	893	(26)%
Total research and development expense	$16,632	$9,493	75%
% of total revenues	24%	14%

Research and development expense increased 75% in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a $6.4 million increase in clinical development expenses and a $0.9 million increase in product development and other expenses. The increase in clinical development expense reflects costs for our two ongoing nerve block trials, including a femoral nerve block in subjects undergoing TKA and a brachial plexus block in patients undergoing total shoulder arthroplasty or rotator cuff repair, both of which commenced enrollment in the second quarter of 2016. Also included are costs for our EXPAREL infiltration TKA trial, which commenced enrollment in May 2016 and concluded in January 2017, as well as two new infiltration trials, including our Spine and Spine Pharmacokinetic trials.

Product development and other expenses increased $0.9 million in the three months ended March 31, 2017 compared to the same period in 2016, primarily due to expenses for investigational runs and the development of a new analytical test for an EXPAREL stability testing attribute, along with scale-up expenses related to the expansion of our manufacturing capacity in Swindon, England. These increases were partially offset by a reduction in spend for preclinical DepoFoam toxicology trials.

In the three months ended March 31, 2017 versus 2016, stock-based compensation decreased $0.2 million as additional expense from awards made in 2016 were more than offset by the decreased expense on mark-to-market non-employee awards that were fully vested in mid-2016.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, and medical and scientific affairs operations, commission payments to our commercial partners for the promotion and sale of EXPAREL, expenses related to communicating the health outcome benefits of EXPAREL and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2017	2016
Sales and marketing	$25,176	$20,338	24%
General and administrative	11,577	11,571	—%
Stock-based compensation	5,367	6,048	(11)%
Total selling, general and administrative expenses	$42,120	$37,957	11%
% of total revenues	61%	58%

Selling, general and administrative expenses increased 11% in the three months ended March 31, 2017, compared to the same period in 2016.

Sales and marketing expenses increased by 24% in the three months ended March 31, 2017 versus the same period in 2016, primarily due to an increase in the number of our field-based hospital sales specialists and commercial personnel to better support and educate our customers, resulting in a $2.2 million increase in salaries, benefits and other personnel-related costs. We also had a $2.6 million increase in marketing spending for EXPAREL, which included educational initiatives and programs to create product awareness among key orthopedic and soft tissue surgical markets, along with other selling initiatives and promotional activities to support the growth of EXPAREL. Included in the increased spending for EXPAREL was support for multiple educational programs around the impact of opioids and postsurgical pain management and our virtual reality educational program to demonstrate proper EXPAREL infiltration technique in TKA procedures. Costs related to our co-promotion agreement with DePuy Synthes in the first quarter of 2017 were offset by costs in the first quarter of 2016 from our master distribution agreement with CrossLink BioScience, LLC, which was terminated in June 2016.

General and administrative expenses were flat in the three months ended March 31, 2017 versus 2016. Increases in compensation-related expenses were $1.0 million, primarily to support our finance, human resources and business development functions. Business development costs increased an additional $0.5 million to support our strategic initiatives, including our recently executed co-promotion agreement with DePuy Synthes. Regulatory costs increased $0.4 million in preparation for a European Medicines Agency Marketing Authorization Application for EXPAREL for commercialization in the European Union. These increases were offset by lower legal and compliance expenses of $2.2 million, primarily related to a DOJ subpoena received in April 2015 with related costs continuing into early 2016.

Stock-based compensation decreased $0.7 million in the three month period ended March 31, 2017, compared to the same period in 2016, primarily due to lower grant-date fair values of equity awards issued during 2016 versus previous grants. Additionally, a significant number of awards became fully vested in the first half of 2016.

Other Income (Expense)

The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2017	2016
Interest income	$514	$252	104%
Interest expense	(2,589)	(1,868)	39%
Loss on early extinguishment of debt	(3,721)	—	N/A
Other, net	10	48	(79)%
Total other expense, net	$(5,786)	$(1,568)	269%

Total other expense, net increased by 269% in the three months ended March 31, 2017 compared to the same period in 2016, almost entirely due to the March 2017 issuance of the 2022 Notes and concurrent repurchase of the 2019 Notes, which resulted in a $3.7 million loss on early extinguishment of debt. The increase in interest expense of $0.7 million relates to the issuance of the 2022 Notes, as does the increase in interest income of $0.3 million as the result of additional investments.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2017	2016
Income tax expense	$30	$32	(6)%
Effective tax rate	0%	(1)%

Since our deferred tax assets are fully offset by a valuation allowance, our total income tax expense includes only current state taxes. The effective tax rates of 0% and (1)% for the three months ended March 31, 2017 and 2016, respectively, reflect state income taxes.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under debt facilities and collaborative licensing and milestone revenue. As of March 31, 2017, we had an accumulated deficit of $366.4 million, cash and cash equivalents and short-term investments of $383.7 million and working capital of $402.3 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Consolidated Statement of Cash Flows Data:	2017	2016
Net cash provided by (used in):
Operating activities	$6	$(3,121)
Investing activities	(143,836)	(21,875)
Financing activities	216,856	3,041
Net increase (decrease) in cash and cash equivalents	$73,026	$(21,955)

Operating Activities

During the three months ended March 31, 2017, our net cash provided by operating activities was less than $0.1 million. Our operating loss of $19.9 million was largely offset by non-cash expenses of $15.9 million, including a $3.7 million loss on early extinguishment of debt, $7.4 million of stock-based compensation, and $4.7 million of depreciation and amortization expense. Net changes in our operating assets and liabilities provided $3.9 million of funds, including a $3.7 million reduction in prepaid expenditures as patient enrollment in our two ongoing EXPAREL Phase 3 nerve block trials increased.

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

Investing Activities

During the three months ended March 31, 2017, our net cash used in investing activities was $143.8 million, which reflected $138.1 million of short-term investment purchases (net of maturities) primarily from the net proceeds of the 2022 Notes, purchases of fixed assets of $3.6 million and contingent consideration payments of $2.1 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego, California.

During the three months ended March 31, 2016, our net cash used in investing activities was $21.9 million, which reflected $12.9 million of short-term investment purchases (net of maturities), purchases of fixed assets of $7.1 million and contingent consideration payments of $1.9 million related to the acquisition of Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our manufacturing capacity in Swindon, England in partnership with Patheon and the completion of our new research facility at our Science Center Campus in San Diego, California.

Financing Activities

During the three months ended March 31, 2017, our net cash provided by financing activities was $216.9 million, which consisted of proceeds from the issuance of the 2022 Notes of $345.0 million, partially offset by approximately $11.0 million of debt issuance and financing costs. In addition, a portion of the proceeds from the 2022 Notes was used to retire $117.7 million in principal of the 2019 Notes and for $0.3 million in related costs. Proceeds from the exercise of stock options were $0.9 million.

Net cash provided by financing activities consisted of proceeds from the exercise of stock options of $3.0 million in the three months ended March 31, 2016.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount, 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture agreement, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2017. The 2022 Notes mature on April 1, 2022. At March 31, 2017, the outstanding principal on the 2022 Notes was $345.0 million.

On or after October 1, 2021, until the close of business on the second scheduled trading day immediately preceding April 1, 2022, holders may convert their 2022 Notes at any time. Upon conversion, holders will receive the principal amount of their 2022 Notes and any excess conversion value. For both the principal and excess conversion value, holders may receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The initial conversion rate for the 2022 Notes is 14.9491 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $66.89 per share of our common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Prior to the close of business on the the business day immediately preceding October 1, 2021, holders may convert the 2022 Notes under certain circumstances, including if during any given calendar quarter, our stock price closes at or above 130% of the conversion price then applicable during a period of at least 20 out of the last 30 consecutive trading days of the previous quarter.

While the 2022 Notes are currently classified on our consolidated balance sheet at March 31, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Prior to April 1, 2020, we may not redeem the 2022 Notes. On or after April 1, 2020, we may redeem for cash all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption.

See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the 2022 Notes.

2019 Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal, 3.25% convertible senior notes due 2019, or 2019 Notes and entered into an indenture agreement, or 2019 Indenture, with respect to the 2019 Notes. The 2019 Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of March 31, 2017, the outstanding principal on the 2019 Notes was $0.8 million, as we used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of an aggregate of approximately 2.5 million shares of our common stock.

 On or after August 1, 2018, until the close of business on the second scheduled trading day immediately preceding February 1, 2019, holders may convert their 2019 Notes at any time. Upon conversion, holders will receive cash up to the principal amount of the 2019 Notes and, with respect to any excess conversion value, may receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The conversion rate for the 2019 Notes is initially 40.2945 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $24.82 per share of our common stock. The conversion rate will be subject to adjustment for some events (as outlined in the 2019 Indenture), but will not be adjusted for any accrued and unpaid interest. Additionally, during any given calendar quarter, the holders have the right to convert if our stock price closes at or above 130% of the conversion price then applicable (the “Consecutive Sales Price”) during a period of at least 20 out of the last 30 consecutive trading days of the previous quarter.

During the three months ended March 31, 2017, the requirements with respect to the Consecutive Sales Price were met and, as a result, the 2019 Notes are classified as a current obligation and are convertible at any time during the quarter ended June 30, 2017. The future convertibility and resulting balance sheet classification of the 2019 Notes will be monitored on a quarterly basis. Prior to August 1, 2017, in the event such requirements are not met in a given quarter, the 2019 Notes would be reclassified as a long-term liability. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. In the event that all of the 2019 Notes are converted, we would be required to repay the $0.8 million in principal value in cash and approximately $0.7 million of cash or issue less than 0.1 million shares of our common stock (or a combination of cash and shares of our common stock at our option) to settle the conversion premium as of March 31, 2017.

As of February 1, 2017, we may redeem for cash all or part of the 2019 Notes if the last reported sale price (as defined in the 2019 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period, ending within five trading days prior to the date on which we provide notice of redemption. If we decide to call the 2019 Notes, we currently intend, subject to market conditions and the trading price of our common stock, to provide holders of the 2019 Notes with the maximum 60 day redemption notice provided for in the 2019 Indenture.

See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the 2019 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of the 2022 Notes and 2019 Notes and to service our indebtedness through May 4, 2018. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue to expand the commercialization of EXPAREL;

•
the cost and timing of expanding our manufacturing facilities for EXPAREL and our other product candidates, including costs associated with certain technical transfer activities and the construction of manufacturing suites at Patheon’s Swindon, England facility;

•	the timing of and extent to which the holders of our 2022 Notes elect to convert their notes;

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of March 31, 2017, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
Critical Accounting Policies and Use of Estimates
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2016.
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
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end-user. We also recognize revenue from products manufactured and supplied to commercial partners, such as DepoCyt(e), upon shipment. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with the FDA’s current Good Manufacturing Practices.
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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the three months ended March 31, 2017 and 2016 (in thousands):

March 31, 2017	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2016	$1,346	$595	$735	$1,124	$3,800
Provision	178	1,394	1,053	895	3,520
Payments/Credits	(274)	(1,436)	(1,202)	(968)	(3,880)
Balance at March 31, 2017	$1,250	$553	$586	$1,051	$3,440

March 31, 2016	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2015	$1,733	$625	$745	$797	$3,900
Provision	166	1,302	982	418	2,868
Payments/Credits	(289)	(1,412)	(1,195)	(601)	(3,497)
Balance at March 31, 2016	$1,610	$515	$532	$614	$3,271
Total reductions of gross product sales from sales-related allowances and accruals were $3.5 million and $2.9 million, or 4.9% and 4.3% of gross product sales for the three months ended March 31, 2017 and 2016, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL sales. The increase in the percentage of sales-related allowances and accruals for the three months ended March 31, 2017 was primarily related to an increase in volume related rebates.
Contractual Obligations
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
In January 2017, we announced the initiation of a Co-Promotion Agreement with DePuy Synthes to market and promote the use of EXPAREL for orthopedic procedures in the United States. Under the five-year arrangement, DePuy Synthes will be the exclusive third-party distributor to promote and sell EXPAREL for operating room use for orthopedic and spine surgeries (including knee, hip, shoulder, sports and trauma surgeries) in the United States. DePuy Synthes is entitled to a tiered commission ranging from low single-digits to double-digits on sales of EXPAREL, subject to conditions, limitations and adjustments. The initial term of the agreement ends on December 31, 2021, with the option to extend the agreement in additional 12 month increments upon mutual agreement of the parties, subject to certain conditions. We and DePuy Synthes have mutual termination rights under the agreement, subject to certain terms, conditions and advance notice requirements; provided that we or DePuy Synthes generally may not terminate the agreement, without cause, within three years of the effective date of the agreement. We also have additional unilateral termination rights under certain circumstances.
Potential future milestone payments to Skyepharma could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products collected, including EXPAREL, are met, including $32.0 million when annual net sales collected reach $500.0 million (measured on a rolling quarterly basis) and $4.0 million upon the first commercial sale in a major European Union country. This contingency is described further in Note 5, Goodwill, to our consolidated financial statements included herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2017 by approximately $1.5 million.

In January 2013, we issued $120.0 million in aggregate principal amount of 3.25% convertible senior notes, which mature in February 2019. Holders may convert their 2019 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive cash up to the principal amount of the 2019 Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2019 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2017, the estimated fair value of the 2019 Notes was $1,914 per $1,000 principal amount. See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the 2019 Notes. At March 31, 2017, $0.8 million of principal remains outstanding on the 2019 Notes.

In March 2017, we issued $345.0 million in aggregate principal amount of 2.375% convertible senior notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2017, the estimated fair value of the 2022 Notes was $1,037 per $1,000 principal amount. See Note 6, Debt, to our consolidated financial statements included herein for further discussion of the 2022 Notes. At March 31, 2017, $345.0 million of principal remains outstanding on the 2022 Notes.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States which have transactions conducted in Euros. As of March 31, 2017, we had approximately $0.6 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the Euro relative to the United States dollar would have decreased our revenue by less than $0.1 million for the quarter ended March 31, 2017.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 23, 2017 and March 24, 2017, the Company entered into separate privately negotiated agreements with certain holders of its outstanding 2019 Notes to exchange such notes for shares of its common stock and cash in private placement transactions pursuant to Section 4(a)(2) of the Securities Act (the “Exchange Transactions”). In exchange for an aggregate of approximately $5.3 million in principal amount of 2019 Notes, the Company paid an aggregate of approximately $5.3 million in cash in respect of the principal amount and accrued interest, together with an aggregate of 107,727 shares of common stock. Each holder of 2019 Notes that participated in the Exchange Transactions represented to the Company that it was either an institutional “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or a “qualified institutional buyer” within the meaning of Rule 144A promulgated under the Securities Act. The Exchange Transactions closed on March 28, 2017 and March 29, 2017.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
 Not applicable.

Item 5. OTHER INFORMATION
Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit No.	Description

4.1	Indenture, dated March 13, 2017, between Pacira Pharmaceuticals, Inc. and Wells Fargo Bank, National Association.(1)

4.2	Form of Global 2.375% Convertible Senior Notes due 2022.(1)

10.1 †	Co-Promotion Agreement, dated January 24, 2017, between Pacira Pharmaceuticals, Inc. and DePuy Synthes Sales, Inc.*

10.2 +	Executive Employment Agreement, dated April 11, 2016, between Pacira Pharmaceuticals, Inc. and Robert Weiland.*

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statement of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

†    Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the
Securities and Exchange Commission pursuant to a Confidential Treatment Request.

+    Denotes management contract or compensatory plan or arrangement.

(1)    Incorporated by reference to the Exhibits to the Registrant’s Current Report on Form 8-K, filed on March 13, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	May 4, 2017	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 4, 2017	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)