Form 10-Q
period 2017-06-30
Pacira Pharmaceuticals, Inc.
filed 2017-08-02
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of July 27, 2017, 40,341,550 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 30, 2017	December 31, 2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$53,814	$35,944
Short-term investments	328,628	136,653
Accounts receivable, net	27,467	29,937
Inventories, net	33,602	31,278
Prepaid expenses and other current assets	7,480	9,277
Total current assets	450,991	243,089
Fixed assets, net	103,239	101,016
Goodwill	50,943	46,737
Other assets	572	624
Total assets	$605,745	$391,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,392	$7,511
Accrued expenses	46,755	37,261
Convertible senior notes	319	—
Income taxes payable	44	66
Total current liabilities	57,510	44,838
Convertible senior notes	269,328	108,738
Other liabilities	17,859	18,914
Total liabilities	344,697	172,490
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 40,318,129 shares issued and outstanding at June 30, 2017; 37,480,952 shares issued and outstanding at December 31, 2016	40	37
Additional paid-in capital	647,206	565,207
Accumulated deficit	(386,134)	(346,238)
Accumulated other comprehensive loss	(64)	(30)
Total stockholders’ equity	261,048	218,976
Total liabilities and stockholders’ equity	$605,745	$391,466

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$70,139	$67,687	$138,564	$132,189
Collaborative licensing and milestone revenue	130	1,356	336	1,713
Royalty revenue	665	597	1,317	1,212
Total revenues	70,934	69,640	140,217	135,114
Operating expenses:
Cost of goods sold	23,811	23,053	48,392	43,331
Research and development	18,856	9,362	35,487	18,855
Selling, general and administrative	39,552	43,669	81,672	81,626
Product discontinuation	4,495	—	4,495	—
Total operating expenses	86,714	76,084	170,046	143,812
Loss from operations	(15,780)	(6,444)	(29,829)	(8,698)
Other (expense) income:
Interest income	1,224	324	1,738	576
Interest expense	(5,226)	(1,733)	(7,815)	(3,601)
Loss on early extinguishment of debt	(11)	—	(3,732)	—
Other, net	80	(47)	89	1
Total other expense, net	(3,933)	(1,456)	(9,720)	(3,024)
Loss before income taxes	(19,713)	(7,900)	(39,549)	(11,722)
Income tax expense	(30)	(58)	(60)	(90)
Net loss	$(19,743)	$(7,958)	$(39,609)	$(11,812)

Net loss per share:
Basic and diluted net loss per common share	$(0.49)	$(0.21)	$(1.01)	$(0.32)
Weighted average common shares outstanding:
Basic and diluted	40,160	37,181	39,079	37,101

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(19,743)	$(7,958)	$(39,609)	$(11,812)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	18	89	(34)	190
Total other comprehensive income (loss)	18	89	(34)	190
Comprehensive loss	$(19,725)	$(7,869)	$(39,643)	$(11,622)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2017 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2016	37,481	$37	$565,207	$(346,238)	$(30)	$218,976
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-09 (Note 2)	—	—	287	(287)	—	—
Exercise of stock options	214	—	2,613	—	—	2,613
Vested restricted stock units	97	—	—	—	—	—
Shares issued under employee stock purchase plan	36	—	1,056	—	—	1,056
Stock-based compensation	—	—	14,744	—	—	14,744
Issuance of common stock upon conversion of 2019 convertible senior notes	2,490	3	120,957	—	—	120,960
Retirement of equity component of 2019 convertible senior notes	—	—	(126,326)	—	—	(126,326)
Equity component of 2022 convertible senior notes issued, net	—	—	68,668	—	—	68,668
Net unrealized loss on investments	—	—	—	—	(34)	(34)
Net loss	—	—	—	(39,609)	—	(39,609)
Balance at June 30, 2017	40,318	$40	$647,206	$(386,134)	$(64)	$261,048

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2017	2016
		(Note 2)
Operating activities:
Net loss	$(39,609)	$(11,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	6,813	6,381
Amortization of unfavorable lease obligation and debt issuance costs	524	240
Amortization of debt discount	4,362	2,044
Loss on early extinguishment of debt	3,732	—
Loss on disposal of fixed assets	2,030	—
Stock-based compensation	14,744	16,155
Changes in operating assets and liabilities:
Accounts receivable, net	2,470	(2,796)
Inventories, net	(2,324)	729
Prepaid expenses and other assets	1,849	92
Accounts payable, accrued expenses and income taxes payable	10,551	(8,658)
Other liabilities	(1,480)	2,045
Net cash provided by operating activities	3,662	4,420
Investing activities:
Purchases of fixed assets	(8,771)	(15,921)
Purchases of investments	(274,791)	(121,790)
Sales of investments	82,782	100,065
Payment of contingent consideration	(4,206)	(3,871)
Net cash used in investing activities	(204,986)	(41,517)
Financing activities:
Proceeds from exercise of stock options	2,613	4,431
Proceeds from shares issued under employee stock purchase plan	1,056	995
Proceeds from 2022 convertible senior notes	345,000	—
Repayment of debt	(118,191)	(4)
Payment of debt issuance and financing costs	(11,000)	—
Costs for conversion of convertible senior notes	(284)	—
Net cash provided by financing activities	219,194	5,422
Net increase (decrease) in cash and cash equivalents	17,870	(31,675)
Cash and cash equivalents, beginning of period	35,944	56,984
Cash and cash equivalents, end of period	$53,814	$25,309
Supplemental cash flow information:
Cash paid for interest	$2,384	$1,926
Cash paid for income taxes, net of refunds	$133	$241
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2019 convertible senior notes	$120,960	$—
Retirement of equity component of 2019 convertible senior notes	$(126,326)	$—
Net increase (decrease) in accrued fixed assets	$2,294	$(662)
Accrued payment of contingent consideration	$—	$(8,000)
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

The Company’s lead product, EXPAREL® (bupivacaine liposome injectable suspension), which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved product, DepoCyt(e), which the Company had manufactured for its commercial partners. The Company also sells its bupivacaine liposome injectable suspension product to a commercial partner to serve animal health indications.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated financial statements at June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2016 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Largest customer	35%	32%	35%	32%
Second largest customer	29%	27%	29%	28%
Third largest customer	25%	26%	25%	27%
	89%	85%	89%	87%

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

Not Adopted as of June 30, 2017

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

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$13,626	$11,742
Work-in-process	6,213	11,621
Finished goods	13,763	7,915
Total	$33,602	$31,278

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Machinery and laboratory equipment	$35,224	$34,309
Leasehold improvements	34,327	33,787
Computer equipment and software	7,298	5,623
Office furniture and equipment	1,603	1,606
Construction in progress	67,443	63,201
Total	145,895	138,526
Less: accumulated depreciation	(42,656)	(37,510)
Fixed assets, net	$103,239	$101,016

For the three months ended June 30, 2017 and 2016, depreciation expense was $3.7 million and $3.2 million, respectively. For the three months ended June 30, 2017 and 2016, capitalized interest on the construction of manufacturing sites was $0.2 million and $0.4 million, respectively.

For the six months ended June 30, 2017 and 2016, depreciation expense was $6.8 million and $6.3 million, respectively. For the six months ended June 30, 2017 and 2016, capitalized interest on the construction of manufacturing sites was $0.4 million and $0.7 million, respectively.

At June 30, 2017 and December 31, 2016, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $52.1 million and $33.7 million, respectively.

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company recorded an $8.0 million milestone in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company recorded another $8.0 million milestone for achieving $250.0 million of annual EXPAREL net sales collected. For purposes of meeting future potential milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through June 30, 2017, the Company has recorded an additional $27.0 million as goodwill for earn-out payments that are based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2016	$46,737
Percentage payments on collections of net sales of DepoBupivacaine products	4,206
Balance at March 31, 2017	$50,943

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

The composition of the 2022 Notes is as follows (in thousands):

	June 30,	December 31,
	2017	2016
2.375% convertible senior notes due 2022	$345,000	$—
Deferred financing costs	(8,272)	—
Discount on debt	(67,400)	—
Total debt, net of debt discount and deferred financing costs	$269,328	$—

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

As of June 30, 2017, the 2022 Notes had a market price of $1,067 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at June 30, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

The composition of the 2019 Notes is as follows (in thousands):

	June 30,	December 31,
	2017	2016
3.25% convertible senior notes due 2019	$340	$118,531
Deferred financing costs	(3)	(1,276)
Discount on debt	(18)	(8,517)
Total debt, net of debt discount and deferred financing costs	$319	$108,738

In March 2017, the Company used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of an aggregate of approximately 2.5 million shares of common stock. The partial repurchase of the 2019 Notes resulted in a $3.7 million loss on early debt extinguishment. In May 2017, the Company repurchased $0.5 million aggregate principal of the 2019 Notes in a privately-negotiated transaction for an aggregate of approximately $0.5 million in cash and the issuance of an aggregate of approximately 10 thousand shares of common stock. At June 30, 2017, approximately $0.3 million of principal remains outstanding on the 2019 Notes.

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

Holders may convert their 2019 Notes prior to August 1, 2018 only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2017, this condition for conversion was met. As a result, the 2019 Notes are classified as a current obligation and will be convertible until September 30, 2017. As of June 30, 2017, the 2019 Notes had a market price of $1,923 per $1,000 principal amount, compared to an estimated conversion value of $1,922 per $1,000 principal amount. In the event that the remaining 2019 Notes are converted, the Company would be required to repay the $0.3 million of principal value in cash and settle approximately $0.3 million of the conversion premium in cash, common stock or a combination of cash and shares of its common stock at the Company’s option as of June 30, 2017.

As of February 1, 2017, the Company may redeem for cash all or part of the 2019 Notes if the last reported sale price (as defined in the Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period, ending within five trading days prior to the date on which the Company provides notice of redemption. If the 2019 Notes are called for redemption, the holder has the right to submit these notes for conversion at any time prior to the redemption date, and the Company will, in addition to paying the principal and conversion premium, pay a make-whole premium equal to the sum of the present value of the remaining scheduled payments of interest that would have been made on the Notes to be converted had such notes remained outstanding from the applicable conversion date to the maturity date.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Contractual interest expense	$2,053	$963	$3,242	$1,926
Amortization of debt issuance costs	389	153	590	306
Amortization of debt discount	2,951	1,022	4,362	2,044
Capitalized interest (Note 4)	(167)	(405)	(379)	(675)
Total	$5,226	$1,733	$7,815	$3,601

Effective interest rate on convertible senior notes	7.81%	7.22%	7.70%	7.22%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at June 30, 2017 are calculated utilizing market quotations from an over-the-counter trading market for these instruments (Level 2). The carrying amount and fair value of the 2019 Notes and 2022 Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
June 30, 2017		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$269,238	$—	$368,072	$—
3.25% convertible senior notes due 2019 (2)	$319	$—	$654	$—

(1) The closing price of the Company’s common stock was $47.70 per share at June 30, 2017 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares, which assumes no increases in the conversion rate for certain corporate events.

(2) The closing price of the Company’s common stock was $47.70 per share at June 30, 2017 compared to a conversion price of $24.82 per share which, if converted, would result in an approximate conversion premium of less than 0.1 million shares or $0.3 million of cash. The maximum conversion premium that can be due on the 2019 Notes is less than 0.1 million shares, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities less than one year. The net unrealized gains and losses from the Company’s short-term investments are reported in other comprehensive income (loss). At June 30, 2017, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At June 30, 2017, the Company’s short-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at June 30, 2017 and December 31, 2016 (in thousands):

June 30, 2017 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$69,984	$—	$(15)	$69,969
Commercial paper	35,896	3	(1)	35,898
Corporate bonds	222,812	21	(72)	222,761
Total	$328,692	$24	$(88)	$328,628

December 31, 2016 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$9,012	$—	$(2)	$9,010
Commercial paper	39,530	8	(15)	39,523
Corporate bonds	88,141	11	(32)	88,120
Total	$136,683	$19	$(49)	$136,653

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At June 30, 2017, the Company had no financial instruments that were measured using Level 3 inputs.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

As of June 30, 2017, three customers each accounted for over 10% of the Company’s accounts receivable, at 34%, 29% and 27%, respectively. At December 31, 2016, three customers each accounted for over 10% of the Company’s accounts receivable, at 36%, 29% and 25%, respectively (for additional information regarding the Company’s customers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of June 30, 2017 and December 31, 2016, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in its condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$1,395	$1,610	$2,770	$3,159
Research and development	647	1,015	1,304	1,908
Selling, general and administrative	5,303	5,040	10,670	11,088
Total	$7,345	$7,665	$14,744	$16,155

Stock-based compensation from:
Stock options (employee awards)	$5,741	$5,789	$11,658	$12,633
Stock options (consultant awards)	29	437	83	723
Restricted stock units (employee awards)	1,389	1,140	2,611	2,225
Employee stock purchase plan	186	299	392	574
Total	$7,345	$7,665	$14,744	$16,155

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2017, 35,745 shares were purchased and issued under the ESPP.

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2017:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,207,743	$42.16
Granted	933,000	44.41
Exercised	(214,474)	12.19
Forfeited	(286,978)	52.05
Expired	(83,589)	80.43
Outstanding at June 30, 2017	5,555,702	42.61

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	364,403	$52.85
Granted	338,083	44.22
Vested	(96,928)	54.22
Forfeited	(44,127)	52.48
Unvested at June 30, 2017	561,431	47.41

The weighted average fair value of stock options granted during the six months ended June 30, 2017 was $20.98 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months Ended June 30, 2017
Expected dividend yield	None
Risk free interest rate	1.79%
Expected volatility	51.5%
Expected term of options	5.28

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended June 30,
Net unrealized gains (losses) from available for sale investments:	2017	2016
Balance at beginning of period	$(30)	$(52)
Other comprehensive income (loss) before reclassifications	(34)	190
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(64)	$138

NOTE 10—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method) as well as the conversion of the excess conversion value on the 2019 Notes and 2022 Notes. As discussed in Note 6, Debt, the Company has either the obligation or the option to pay cash for the aggregate principal amount due upon the conversion of its convertible senior notes. Since it is the Company’s intent to settle the principal amount of its convertible senior notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method.
Potential common shares are excluded from the diluted net loss per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and six months ended June 30, 2017 and 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(19,743)	$(7,958)	$(39,609)	$(11,812)
Denominator:
Weighted average common shares outstanding	40,160	37,181	39,079	37,101
Net loss per share:
Basic and diluted net loss per common share	$(0.49)	$(0.21)	$(1.01)	$(0.32)

The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes, warrants and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of stock options	5,092	4,254	5,102	4,288
Weighted average number of RSUs	375	218	364	212
Conversion premium on the 2019 Notes	9	2,364	817	2,557
Weighted average number of warrants	—	—	—	1
Weighted average ESPP purchase options	36	—	37	12
Total	5,512	6,836	6,320	7,070

NOTE 11—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss before income taxes:
Domestic	$(18,950)	$(7,526)	$(38,269)	$(11,025)
Foreign	(763)	(374)	(1,280)	(697)
Total loss before income taxes	$(19,713)	$(7,900)	$(39,549)	$(11,722)

The Company recorded income tax expense of less than $0.1 million in both the three and six months ended June 30, 2017 and 2016. The tax provisions reflect current state income taxes. Due to net losses in both periods presented, no current federal income tax expense was recorded. Due to the fact that the Company’s deferred tax assets are fully offset by a valuation allowance, the tax provisions do not reflect deferred tax expenses.

During the six months ended June 30, 2017, the Company established a deferred tax liability of $26.5 million with an offset to additional paid-in capital resulting from the conversion feature of the 2022 Notes. The initial difference between the book value of convertible debt issued with a beneficial conversion feature and its tax basis is a temporary difference. The net effect of the deferred tax liability recorded to additional paid-in capital was zero because the Company has a full valuation allowance against its net deferred tax assets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company’s leases for its research and development, manufacturing and warehouse facilities in San Diego, California expire in August 2020 and its lease for its corporate headquarters in Parsippany, New Jersey expires in March 2028.

As of June 30, 2017, aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2017 (remaining six months)	$3,937
2018	8,063
2019	8,272
2020	6,389
2021	1,207
2022 through 2028	7,545
Total	$35,413

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

NOTE 13—COMMERCIAL PARTNERS AND OTHER AGREEMENTS

DepoCyt(e) Discontinuation

In June 2017, the Company’s board of directors approved a decision to discontinue all future production of DepoCyt® (U.S. and Canada) and DepoCyte® (European Union) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. DepoCyt(e) accounted for 2.6% of the Company’s 2016 total full-year revenues of $276.4 million. As of June 30, 2017, the Company has ceased all production of DepoCyt(e).

In the second quarter of 2017, the Company recorded a non-recurring charge of $5.0 million related to the discontinuation of its DepoCyt(e) manufacturing activities, including $0.5 million for DepoCyt(e) related inventory, which is recorded in cost of goods sold, and $4.5 million for the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, the write-off of property, plant and equipment, employee severance, asset retirement obligations and other estimated exit costs. All cash payments related to the charge are expected to be completed by December 31, 2017, except for the ongoing lease payments on the DepoCyt(e) manufacturing facility which will continue through the end of the lease in August 2020.

As of June 30, 2017, the Company’s costs related to the DepoCyt(e) discontinuation are as follows (in thousands):

	Severance and Related Costs	Lease Costs	Write-Off of Property, Plant & Equipment and Inventory	Asset Retirement Obligations and Other Discontinuation Costs	Total
Balance at January 1, 2017	$—	$—	$—	$—	$—
Charges incurred	365	1,865	2,397	375	5,002
Cash payments made	—	—	—	—	—
Disposal of property, plant & equipment and inventory	—	—	(2,397)	—	(2,397)
Adjustments	—	—	—	—	—
Balance at June 30, 2017	$365	$1,865	$—	$375	$2,605

The Company may be required to make additional payments or incur additional costs relating to the DepoCyt(e) discontinuation which could be material to the Company’s results of operations and/or cash flows in a given period.
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

CrossLink BioScience, LLC

In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “CrossLink Agreement”). On June 30, 2016, the Company provided notice to CrossLink electing to terminate the CrossLink Agreement effective as of September 30, 2016. In connection with the termination of the CrossLink Agreement, a termination fee based on a percentage of earned performance-based fees is due to CrossLink. This fee of $7.1 million is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016, and was recorded in selling, general and administrative expense in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2016. At June 30, 2017, $2.9 million is classified in accrued expenses and $0.6 million is classified in other liabilities, consistent with the contractual timing of payments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension) and our other products; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and the ability of the Company and Patheon UK Limited, or Patheon, to successfully and timely construct dedicated EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
We are a specialty pharmaceutical company committed to driving innovation in postsurgical pain management with opioid-sparing strategies. Our product pipeline is based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. Our commercial-stage products are EXPAREL and DepoCyt(e):

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

•
DepoCyt(e) is a sustained release liposomal formulation of the chemotherapeutic agent cytarabine and is indicated for the intrathecal treatment of lymphomatous meningitis. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. In June 2017, we discontinued all future production of DepoCyt(e). See Recent Highlights and Developments for a discussion on discontinuing the production of DepoCyt(e).

We expect to continue to incur significant expenses as we pursue the expanded use of EXPAREL in additional indications and opportunities; advance the development of DepoFoam-based product candidates, such as DepoTranexamic Acid and DepoMeloxicam; seek FDA approvals for our product candidates; develop our sales and marketing capabilities to prepare for their commercial launch; expand and enhance our manufacturing capacity for EXPAREL and support regulatory and legal matters.

Recent Highlights and Developments

•
Total revenues increased $1.3 million, or 2%, in the three months ended June 30, 2017, compared to the same period in 2016, primarily driven by EXPAREL net product sales of $69.8 million, which were up $4.0 million, or 6%, versus the same period in 2016. For the six months ended June 30, 2017, total revenues increased $5.1 million, or 4%, primarily driven by EXPAREL net product sales of $137.5 million, which were up $8.0 million, or 6%, versus the same period in 2016.

•
In July 2017, we reported topline results from two Phase 3 studies evaluating EXPAREL as a single-dose nerve block for prolonged regional analgesia. In the first study, EXPAREL was administered as a brachial plexus block for patients undergoing one of two upper extremity surgeries (total shoulder arthroplasty or rotator cuff repair). The upper extremity study showed that EXPAREL significantly reduces pain scores (p<0.0001) and opioid use (p<0.01) over 48 hours. In the second study, EXPAREL was administered as a femoral nerve block for patients undergoing a lower extremity surgical procedure (total knee arthroplasty, or TKA). The lower extremity study defined the safety and pharmacokinetic profile of EXPAREL as single-dose nerve block through 120 hours; however it did not demonstrate statistical significance (p>0.05) due to a significant deviation from protocol identified at a single center. When these patients were excluded from the analyses, patients receiving 266 mg EXPAREL achieved statistical significance versus placebo for the study’s primary endpoint of cumulative pain scores over 72 hours (p<0.03). We believe these two studies, as well as other EXPAREL studies, including a previously completed Phase 3 study of EXPAREL that demonstrated statistical significance in femoral nerve block, will support the resubmission of our sNDA to the FDA later this year.

•
In July 2017, results from our Phase 4 study of EXPAREL in patients undergoing total knee replacement were published in The Journal of Arthroplasty. The study compared EXPAREL admixed with bupivacaine HCl versus bupivacaine HCl alone. EXPAREL achieved statistical significance for its co-primary endpoints of opioid reduction and postsurgical pain. The EXPAREL group demonstrated a 78 percent reduction in opioid consumption from zero to 48 hours after surgery (18.7 mg versus 84.9 mg in the bupivacaine group; p=0.0048) and a reduction in pain scores from 12 to 48 hours after surgery (180.8 versus 209.3 in the bupivacaine group; p=0.0381). EXPAREL also achieved statistical significance for the study’s key secondary endpoints related to opioid reduction. Patients in the EXPAREL arm required 77.6 percent fewer opioids through 72 hours than those in the bupivacaine arm (20.9 mg versus 93.6 mg, respectively; p=0.0108), with 10 percent remaining opioid-free through 48 and 72 hours (compared to zero patients in the bupivacaine arm; p<0.01). Time to first opioid rescue was analyzed using logistic regression and Kaplan-Meier methods, with a significant difference between the EXPAREL group versus the bupivacaine group (p=0.0230).

•
In June 2017, we discontinued all future production of DepoCyt® (U.S. and Canada) and DepoCyte® (European Union) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. This decision does not affect any product that has already been distributed to customers or administered to patients. In the second quarter of 2017, we recorded a charge of approximately $5.0 million related to the discontinuation of its DepoCyt(e) manufacturing activities. DepoCyt(e) accounted for approximately 2.6% of our total revenues in 2016.

EXPAREL
As a result of the topline results discussed previously in the Overview, we intend to file an sNDA for nerve block in the second half of 2017 for a six-month Prescription Drug User Fee Act, or PDUFA, review. We believe that this new indication will a) present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir and pump needed to continuously deliver bupivacaine and b) will allow us to further leverage our manufacturing and commercial infrastructure.
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
As noted above, we recently announced top-line data from a Phase 4 trial in TKA. We are also advancing a Phase 4 trial of EXPAREL for postsurgical pain management in patients undergoing spinal fusion surgery, and we expect to report top-line data around the end of 2017.
In 2017, we plan to initiate a series of Phase 4 trials with EXPAREL added to the standard of care for soft tissue procedures. We are currently selecting sites for a clinical trial evaluating EXPAREL plus bupivacaine infiltration into the transversus abdominis plane, or TAP, versus bupivacaine alone for patients undergoing a cesarean section. We are also planning to initiate a 4-point TAP trial in colorectal surgery and a PEC1/PEC2 infiltration block for patients undergoing unilateral breast reconstruction. These trials will evaluate opioid use and postsurgical pain control, as well as a number of additional efficacy, safety and health economic outcomes.
Product Pipeline

DepoFoam is used to extend the release of active drug substances. With this technology, we are currently developing two new DepoFoam-based product candidates—DepoTranexamic Acid, or DepoTXA, an antifibrinolytic, and DepoMeloxicam, or DepoMLX, a non-steroidal anti-inflammatory drug, or NSAID. Completion of clinical trials may take several years or more. The length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are also evaluating other potential DepoFoam products as pipeline candidates.

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
We expect to submit an Investigational New Drug application for DepoMLX in 2017 and subsequently initiate a Phase 1 clinical trial.
Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments from third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Net product sales:
EXPAREL	$69,773	$65,753	6%	$137,474	$129,505	6%
DepoCyt(e) and other product sales	366	1,934	(81)%	1,090	2,684	(59)%
Total net product sales	70,139	67,687	4%	138,564	132,189	5%
Collaborative licensing and milestone revenue	130	1,356	(90)%	336	1,713	(80)%
Royalty revenue	665	597	11%	1,317	1,212	9%
Total revenues	$70,934	$69,640	2%	$140,217	$135,114	4%

EXPAREL revenue grew 6% in each of the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to a 7% increase in sales volume partially offset by an increase in volume rebates. The demand for EXPAREL has continued to increase as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL use in soft tissue and orthopedic procedures.

DepoCyt(e) and other product sales decreased 81% and 59% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decrease in both periods was primarily due to fewer DepoCyt(e) lots sold to our commercial partners in the second quarter of 2017 compared to the same period in 2016. Persistent technical issues specifically related to the DepoCyt(e) manufacturing process negatively impacted product availability and sales. We discontinued the manufacture of DepoCyt(e) in June 2017.

Collaborative licensing and milestone revenue decreased 90% and 80% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to milestones earned under our agreement with Aratana Therapeutics, Inc. for the development and commercialization of our products in animal health indications in the three months ended June 30, 2016 and the cessation of recognizing deferred revenue from a development and licensing agreement with Amylin Pharmaceuticals, Inc. which expired in January 2017.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Cost of goods sold	$23,811	$23,053	3%	$48,392	$43,331	12%
Gross margin	66%	67%		65%	68%

The 1% and 3% decreases in gross margins for the three and six months ended June 30, 2017 versus 2016, respectively, were largely due to scrapped lots, primarily those relating to DepoCyt(e) manufactured in the first and second quarters of 2017. These scrapped lots impacted gross margins by 4% in each of the three and six months ended June 30, 2017. In addition, gross margins decreased by 2% as a result of higher manufacturing costs per vial in the three and six months ended June 30, 2017. These decreases were partially offset by approximately $4.9 million of unplanned manufacturing shutdown and other charges in the three and six months ended June 30, 2016, which did not occur in 2017. This offset the overall decrease in gross margins by 5% and 3% for the three and six months ended June 30, 2017, respectively. Inventory sold in 2016 had a lower manufacturing cost per vial due to increased utilization of our facilities to manufacture EXPAREL at the time of production.

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

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Clinical development	$12,674	$4,577	177%	$23,437	$8,911	163%
Product development and other	5,535	3,770	47%	10,746	8,036	34%
Stock-based compensation	647	1,015	(36)%	1,304	1,908	(32)%
Total research and development expense	$18,856	$9,362	101%	$35,487	$18,855	88%
% of total revenues	27%	13%		25%	14%

Research and development expense increased 101% and 88% in the three and six months ended June 30, 2017 compared to the same periods in 2016.

The increase in clinical development expense in both periods reflects costs for two Phase 3 trials evaluating EXPAREL as a single-dose nerve block for prolonged regional analgesia. Enrollment in these studies began in the second quarter of 2016 and concluded in June 2017. Clinical expenses also included our ongoing Phase 4 EXPAREL infiltration trials, including the spine trial, which began enrollment in February 2017. We also incurred start-up expenses related to our EXPAREL colorectal and cesarean section trials, as well as an increase in research grants. The increase in clinical development expense was partially offset by the completion of the Phase 4 EXPAREL infiltration trial in TKA, which concluded enrollment in January 2017.

Product development and other expenses increased primarily due to expenses for investigational runs and the development of a new analytical test for an EXPAREL stability testing attribute. These increases were partially offset by a reduction in spend for preclinical DepoFoam toxicology trials.

In the three and six months ended June 30, 2017 versus 2016, stock-based compensation decreased as additional expense from new awards were more than offset by the decreased expense on mark-to-market non-employee awards that became fully vested in mid-2016.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Sales and marketing	$22,613	$27,607	(18)%	$47,788	$47,946	—%
General and administrative	11,636	11,022	6%	23,214	22,592	3%
Stock-based compensation	5,303	5,040	5%	10,670	11,088	(4)%
Total selling, general and administrative expenses	$39,552	$43,669	(9)%	$81,672	$81,626	—%
% of total revenues	56%	63%		58%	60%

Selling, general and administrative expenses decreased 9% for the three months ended June 30, 2017 and remained flat in the six months ended June 30, 2017, compared to the same periods in 2016.

Sales and marketing expenses decreased by 18% for the three months ended June 30, 2017 and remained flat in the six months ended June 30, 2017 versus the same periods in 2016. Expenses decreased in both periods due to a $7.2 million termination payment to CrossLink BioScience, LLC, or CrossLink, recognized in 2016, which was partially offset by $1.6 million and $3.6 million increases in salaries, benefits and other personnel-related costs during the three and six month periods ended June 30, 2017, respectively, resulting from an increase in the number of field-based medical and sales professionals to better support and educate our customers and $0.5 million and $3.3 million increases in marketing spending for EXPAREL in these respective periods, which included educational initiatives and programs to create product awareness within key surgical markets, along with other selling and promotional activities to support the growth of EXPAREL. Included in the increased spending for EXPAREL was support for multiple educational programs on the impact of opioids and postsurgical pain management and the development of a virtual reality educational program to demonstrate proper EXPAREL infiltration technique. Increased costs related to our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, in 2017 were mostly offset by reduced costs from our master distribution agreement with CrossLink, which was terminated in June 2016.

General and administrative expenses increased 6% and 3% in the three and six months ended June 30, 2017, respectively, versus the same periods in 2016. Compensation-related expenses increased $1.2 million and $2.2 million in the three and six months ended June 30, 2017, respectively, due to an increase in personnel to support our business development, investor relations and information technology functions. Business development spending increased an additional $0.5 million and $0.9 million in the three and six months ended June 30, 2017, respectively, to support various initiatives, including our recently executed co-promotion agreement with DePuy Synthes, advisory board meetings and worldwide expansion plans for EXPAREL. In the six months ended June 30, 2017 compared to the same period in 2016, there was a $0.4 million increase in regulatory expenses in preparation for a European Medicines Agency Marketing Authorization Application for EXPAREL for commercialization in the European Union. These increases in both periods were partially offset by lower legal and compliance expenses, primarily related to a DOJ subpoena received in April 2015 with related costs into 2016.

Stock-based compensation increased $0.3 million in the three month period ended June 30, 2017, compared to the same period in 2016, primarily due to new awards granted in mid-to-late 2016 and 2017. In the six months ended June 30, 2017 versus 2016, there was a $0.4 million decrease in stock-based compensation primarily due to accelerated stock-based compensation expense in the six months ended June 30, 2016.

Product Discontinuation Expenses

In June 2017, we discontinued all future production of DepoCyt(e) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. In the second quarter of 2017, we recorded a charge of approximately $5.0 million related to the discontinuation of our DepoCyt(e) manufacturing activities, including $0.5 million for related inventory which was recorded in cost of goods sold. The remaining $4.5 million included costs of approximately $1.9 million for lease costs less an estimate of potential sub-lease income for the facility where DepoCyt(e) was manufactured, $1.9 million for the write-off of fixed assets and $0.7 million relating to employee severance, asset retirement obligations and other product discontinuation costs.
Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Interest income	$1,224	$324	278%	$1,738	$576	202%
Interest expense	(5,226)	(1,733)	202%	(7,815)	(3,601)	117%
Loss on early extinguishment of debt	(11)	—	N/A	(3,732)	—	N/A
Other, net	80	(47)	N/A	89	1	N/A
Total other expense, net	$(3,933)	$(1,456)	170%	$(9,720)	$(3,024)	221%

Total other expense, net increased by 170% and 221% in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, almost entirely due to the March 2017 issuance of $345.0 million of 2.375% convertible senior notes due 2022, or 2022 Notes and concurrent repurchase of our 3.25% convertible senior notes due 2019, or 2019 Notes, which resulted in a $3.7 million loss on early extinguishment of debt and an increase in interest expense of $3.5 million and $4.2 million in the three and six months ended June 30, 2017, respectively. There was also an increase in interest income of $0.9 million and $1.2 million, respectively, as a result of additional investments from the net proceeds of the 2022 Notes.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Income tax expense	$30	$58	(48)%	$60	$90	(33)%
Effective tax rate	(0)%	(1)%		(0)%	(1)%

Income tax expense was less than $0.1 million in both the three and six months ended June 30, 2017 and 2016. The tax expense reflects current state income taxes. Due to net losses in both periods, no current federal income tax expense was recorded. Since our deferred tax assets are fully offset by a valuation allowance, no deferred taxes are reflected.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under debt facilities and collaborative licensing and milestone revenue. As of June 30, 2017, we had an accumulated deficit of $386.1 million, cash and cash equivalents and short-term investments of $382.4 million and working capital of $393.5 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statement of Cash Flows Data:	2017	2016
Net cash provided by (used in):
Operating activities	$3,662	$4,420
Investing activities	(204,986)	(41,517)
Financing activities	219,194	5,422
Net increase (decrease) in cash and cash equivalents	$17,870	$(31,675)

Operating Activities

During the six months ended June 30, 2017, our net cash provided by operating activities was $3.7 million compared to $4.4 million during the six months ended June 30, 2016. The decrease of $0.7 million was driven by an increase in our net loss primarily from higher clinical trial expenses related to our two Phase 3 EXPAREL nerve block trials and our Phase 4 EXPAREL infiltration trials, partially offset by higher collections from EXPAREL net product sales.

Investing Activities

During the six months ended June 30, 2017, our net cash used in investing activities was $205.0 million, which reflected $192.0 million of short-term investment purchases (net of maturities) primarily from the net proceeds of the 2022 Notes, purchases of fixed assets of $8.8 million and contingent consideration payments of $4.2 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego, California.

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

Financing Activities

During the six months ended June 30, 2017, our net cash provided by financing activities was $219.2 million, which consisted of proceeds from the issuance of the 2022 Notes of $345.0 million, partially offset by $11.0 million of debt issuance and financing costs. In addition, a portion of the proceeds from the 2022 Notes was used to retire $118.2 million in principal of the 2019 Notes and for $0.3 million in related costs. Proceeds from the exercise of stock options were $2.6 million and proceeds from the issuance of shares under our employee stock purchase plan were $1.1 million.

In the six months ended June 30, 2016, net cash provided by financing activities consisted of proceeds from the exercise of stock options of $4.4 million and $1.0 million from the issuance of shares under our employee stock purchase plan.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount, 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture agreement, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year, beginning on October 1, 2017. The 2022 Notes mature on April 1, 2022. At June 30, 2017, the outstanding principal on the 2022 Notes was $345.0 million.

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

Prior to the close of business on the business day immediately preceding October 1, 2021, holders may convert the 2022 Notes under certain circumstances, including if during any given calendar quarter, our stock price closes at or above 130% of the conversion price then applicable during a period of at least 20 out of the last 30 consecutive trading days of the previous quarter.

While the 2022 Notes are currently classified on our consolidated balance sheet at June 30, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

See Note 6, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes.

2019 Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal, 3.25% convertible senior notes due 2019, or 2019 Notes and entered into an indenture agreement, or 2019 Indenture, with respect to the 2019 Notes. The 2019 Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of June 30, 2017, the outstanding principal on the 2019 Notes was approximately $0.3 million.

See Note 6, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2019 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our outstanding convertible senior notes and to service our indebtedness through August 2, 2018. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of June 30, 2017, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
Critical Accounting Policies and Use of Estimates
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2016.

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
Volume Rebates and Chargebacks
Volume rebates and chargeback reserves are based upon contracted discounts and promotional offers we provide to certain end-users such as members of group purchasing organizations, hospitals and hospital systems. Volume rebates are recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses. Chargeback reserves are recorded at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the six months ended June 30, 2017 and 2016 (in thousands):

June 30, 2017	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2016	$1,346	$595	$735	$1,124	$3,800
Provision	361	2,829	2,134	2,040	7,364
Payments/Credits	(612)	(2,861)	(2,258)	(1,857)	(7,588)
Balance at June 30, 2017	$1,095	$563	$611	$1,307	$3,576

June 30, 2016	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2015	$1,733	$625	$745	$797	$3,900
Provision	337	2,650	2,000	1,026	6,013
Payments/Credits	(534)	(2,762)	(2,175)	(1,043)	(6,514)
Balance at June 30, 2016	$1,536	$513	$570	$780	$3,399
Total reductions of gross product sales from sales-related allowances and accruals were $7.4 million and $6.0 million, or 5.1% and 4.4% of gross product sales for the six months ended June 30, 2017 and 2016, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in EXPAREL sales and an increase in volume related rebates.
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
Potential future milestone payments to Skyepharma could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products collected, including EXPAREL, are met, including $32.0 million when annual net sales collected reach $500.0 million (measured on a rolling quarterly basis) and $4.0 million upon the first commercial sale in a major European Union country. This contingency is described further in Note 5, Goodwill, to our condensed consolidated financial statements included herein.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2017 by approximately $1.2 million.

In January 2013, we issued $120.0 million in aggregate principal amount of 3.25% convertible senior notes, which mature in February 2019. Holders may convert their 2019 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive cash up to the principal amount of the 2019 Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2019 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2017, the estimated fair value of the 2019 Notes was $1,923 per $1,000 principal amount. See Note 6, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2019 Notes. At June 30, 2017, $0.3 million of principal remains outstanding on the 2019 Notes.

In March 2017, we issued $345.0 million in aggregate principal amount of 2.375% convertible senior notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2017, the estimated fair value of the 2022 Notes was $1,067 per $1,000 principal amount. See Note 6, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At June 30, 2017, $345.0 million of principal remains outstanding on the 2022 Notes.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States which have transactions conducted in Euros. As of June 30, 2017, we had approximately $0.3 million in receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the Euro relative to the United States dollar would have decreased our revenue by less than $0.1 million for the quarter ended June 30, 2017.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2017, the Company entered into a privately negotiated agreement with a holder of its outstanding 2019 Notes to exchange such notes for shares of its common stock and cash in a private placement transaction pursuant to Section 4(a)(2) of the Securities Act (the “Exchange Transaction”). In exchange for an aggregate of $479,000 in principal amount of 2019 Notes, the Company paid an aggregate of $483,169 in cash in respect of the principal amount and accrued interest, together with an aggregate of 10,106 shares of common stock. The holder of the 2019 Notes that participated in the Exchange Transaction represented to the Company that it was either an institutional “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act or a “qualified institutional buyer” within the meaning of Rule 144A promulgated under the Securities Act. The Exchange Transaction closed on May 5, 2017.

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

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	August 2, 2017	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	August 2, 2017	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)