Form 10-Q
period 2017-09-30
Pacira Pharmaceuticals, Inc.
filed 2017-11-08
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 5, 2017, 40,570,002 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	September 30, 2017	December 31, 2016
		(Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$26,216	$35,944
Short-term investments	267,864	136,653
Accounts receivable, net	27,021	29,937
Inventories, net	39,112	31,278
Prepaid expenses and other current assets	5,622	9,277
Total current assets	365,835	243,089
Long-term investments	80,807	—
Fixed assets, net	105,947	101,016
Goodwill	52,956	46,737
Other assets	545	624
Total assets	$606,090	$391,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,278	$7,511
Accrued expenses	39,701	37,261
Convertible senior notes	320	—
Income taxes payable	38	66
Total current liabilities	52,337	44,838
Convertible senior notes	272,721	108,738
Other liabilities	16,232	18,914
Total liabilities	341,290	172,490
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, par value $0.001, 250,000,000 shares authorized; 40,564,766 shares issued and outstanding at September 30, 2017; 37,480,952 shares issued and outstanding at December 31, 2016	41	37
Additional paid-in capital	658,557	565,207
Accumulated deficit	(393,731)	(346,238)
Accumulated other comprehensive loss	(67)	(30)
Total stockholders’ equity	264,800	218,976
Total liabilities and stockholders’ equity	$606,090	$391,466

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Net product sales	$66,951	$66,119	$205,515	$198,309
Collaborative licensing and milestone revenue	26	1,357	361	3,069
Royalty revenue	358	879	1,676	2,091
Total revenues	67,335	68,355	207,552	203,469
Operating expenses:
Cost of goods sold	18,228	43,152	66,621	86,483
Research and development	11,775	9,754	47,262	28,609
Selling, general and administrative	40,644	36,314	122,316	117,940
Product discontinuation	260	—	4,754	—
Total operating expenses	70,907	89,220	240,953	233,032
Loss from operations	(3,572)	(20,865)	(33,401)	(29,563)
Other (expense) income:
Interest income	1,068	346	2,805	923
Interest expense	(5,127)	(1,601)	(12,942)	(5,203)
Loss on early extinguishment of debt	—	—	(3,732)	—
Other, net	79	(8)	169	(8)
Total other expense, net	(3,980)	(1,263)	(13,700)	(4,288)
Loss before income taxes	(7,552)	(22,128)	(47,101)	(33,851)
Income tax expense	(45)	(36)	(105)	(126)
Net loss	$(7,597)	$(22,164)	$(47,206)	$(33,977)

Net loss per share:
Basic and diluted net loss per common share	$(0.19)	$(0.59)	$(1.19)	$(0.91)
Weighted average common shares outstanding:
Basic and diluted	40,463	37,312	39,540	37,171

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(7,597)	$(22,164)	$(47,206)	$(33,977)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(3)	(166)	(37)	24
Total other comprehensive income (loss)	(3)	(166)	(37)	24
Comprehensive loss	$(7,600)	$(22,330)	$(47,243)	$(33,953)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2016	37,481	$37	$565,207	$(346,238)	$(30)	$218,976
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-09 (Note 2)	—	—	287	(287)	—	—
Exercise of stock options	459	1	5,303	—	—	5,304
Vested restricted stock units	99	—	—	—	—	—
Shares issued under employee stock purchase plan	36	—	1,056	—	—	1,056
Stock-based compensation	—	—	23,407	—	—	23,407
Issuance of common stock upon conversion of 2019 convertible senior notes	2,490	3	120,957	—	—	120,960
Retirement of equity component of 2019 convertible senior notes	—	—	(126,328)	—	—	(126,328)
Equity component of 2022 convertible senior notes issued, net	—	—	68,668	—	—	68,668
Net unrealized loss on investments	—	—	—	—	(37)	(37)
Net loss	—	—	—	(47,206)	—	(47,206)
Balance at September 30, 2017	40,565	$41	$658,557	$(393,731)	$(67)	$264,800

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
		(Note 2)
Operating activities:
Net loss	$(47,206)	$(33,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	10,174	9,659
Amortization of unfavorable lease obligation and debt issuance costs	884	359
Amortization of debt discount	7,365	3,066
Loss on early extinguishment of debt	3,732	—
Loss on disposal of fixed assets	2,139	—
Stock-based compensation	23,407	23,516
Changes in operating assets and liabilities:
Accounts receivable, net	2,916	(910)
Inventories, net	(7,834)	24,169
Prepaid expenses and other assets	3,734	(4,202)
Accounts payable, accrued expenses and income taxes payable	4,542	(5,691)
Other liabilities	(2,999)	115
Net cash provided by operating activities	854	16,104
Investing activities:
Purchases of fixed assets	(14,190)	(19,827)
Purchases of investments	(436,017)	(158,390)
Sales of investments	223,962	137,170
Payment of contingent consideration	(6,219)	(13,790)
Net cash used in investing activities	(232,464)	(54,837)
Financing activities:
Proceeds from exercise of stock options	5,304	5,200
Proceeds from shares issued under employee stock purchase plan	1,056	995
Proceeds from 2022 convertible senior notes	345,000	—
Repayment of 2019 convertible senior notes	(118,193)	(4)
Payment of debt issuance and financing costs	(11,000)	—
Costs for conversion of convertible senior notes	(285)	—
Net cash provided by financing activities	221,882	6,191
Net decrease in cash and cash equivalents	(9,728)	(32,542)
Cash and cash equivalents, beginning of period	35,944	56,984
Cash and cash equivalents, end of period	$26,216	$24,442
Supplemental cash flow information:
Cash paid for interest	$6,896	$3,852
Cash paid for income taxes, net of refunds	$133	$253
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2019 convertible senior notes	$120,960	$—
Retirement of equity component of 2019 convertible senior notes	$(126,328)	$—
Net increase (decrease) in accrued fixed assets	$3,054	$(185)
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
Pacira is subject to risks common to companies in similar industries and stages of development, including, but not limited to, competition from larger companies, reliance on revenue from one product, reliance on a single manufacturing site, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology and compliance with government regulations.
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

The condensed consolidated financial statements at September 30, 2017, and for the three and nine month periods ended September 30, 2017 and 2016, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2016 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

Concentration of Major Customers

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The table below includes the percentage of sales processed by the Company’s three largest wholesalers in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Largest wholesaler	34%	31%	35%	32%
Second largest wholesaler	30%	27%	29%	27%
Third largest wholesaler	26%	27%	26%	27%
	90%	85%	90%	86%

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

Not Adopted as of September 30, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires that an entity recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to its customers. In order to achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. During the fiscal third quarter of 2015, the FASB approved a one year deferral to the effective date to be adopted by all public companies for all annual periods and interim reporting periods beginning after December 15, 2017. During 2016, the FASB issued additional guidance and clarification relating to identifying performance obligations, licensing, principal versus agent considerations, assessing collectability, presentation of sales taxes, noncash consideration and contract modifications and completed contracts at transition. These updates will replace existing revenue recognition guidance under GAAP when it becomes effective for the Company beginning January 1, 2018, and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. While the Company is continuing to evaluate the impact of these updates on its consolidated financial statements, it does not expect that the implementation of ASU 2014-09 and the subsequently issued related guidance will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 becomes effective for the Company beginning January 1,

2018. Early adoption is not permitted except for certain provisions. The Company currently does not expect that the pending adoption of ASU 2016-01 will have a material effect on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842). This update requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment for items such as initial direct costs. For income statement purposes, the new standard retains a dual model similar to Accounting Standards Codification, or ASC, 840, requiring leases to be classified as either operating or financing. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while financing leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). This update also introduces new disclosure requirements for leasing arrangements. The standard is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. Refer to Note 12, Commitments and Contingencies, for further discussion on the Company’s leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. This update also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This ASU is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

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

NOTE 3—INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$14,113	$11,742
Work-in-process	9,013	11,621
Finished goods	15,986	7,915
Total	$39,112	$31,278

The Company is required to perform ongoing stability testing on select lots of EXPAREL at various time intervals. In October 2016, as part of its ongoing stability testing, the Company identified that a single batch of EXPAREL, which was manufactured in early 2016, did not meet the required specification. An internal investigation tied this unexpected result to a modification in the manufacturing process that existed when this product was made, which has subsequently been corrected. The Company reserved all impacted inventory on hand as of September 30, 2016. As a result, in the third quarter of 2016, the Company recorded a $21.9 million charge to cost of goods sold related to this matter.

NOTE 4—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Machinery and laboratory equipment	$35,496	$34,309
Leasehold improvements	34,723	33,787
Computer equipment and software	6,985	5,623
Office furniture and equipment	1,603	1,606
Construction in progress	72,690	63,201
Total	151,497	138,526
Less: accumulated depreciation	(45,550)	(37,510)
Fixed assets, net	$105,947	$101,016

For the three months ended September 30, 2017 and 2016, depreciation expense was $3.4 million and $3.3 million, respectively. For the three months ended September 30, 2017 and 2016, capitalized interest on the construction of manufacturing sites was $0.3 million and $0.5 million, respectively.

For the nine months ended September 30, 2017 and 2016, depreciation expense was $10.2 million and $9.6 million, respectively. For the nine months ended September 30, 2017 and 2016, capitalized interest on the construction of manufacturing sites was $0.7 million and $1.2 million, respectively.

At September 30, 2017 and December 31, 2016, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $57.2 million and $33.7 million, respectively.

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company recorded an $8.0 million milestone in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company recorded another $8.0 million milestone for achieving $250.0 million of annual EXPAREL net sales collected. For purposes of meeting future potential milestone payments, annual net sales are measured on a rolling quarterly basis. Cumulatively through September 30, 2017, the Company has recorded an additional $29.0 million as goodwill for earn-out payments that are based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2016	$46,737
Percentage payments on collections of net sales of DepoBupivacaine products	6,219
Balance at September 30, 2017	$52,956

NOTE 6—DEBT

Convertible Senior Notes Due 2022

On March 13, 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture agreement, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022.

The total debt composition of the 2022 Notes is as follows (in thousands):

	September 30,	December 31,
	2017	2016
2.375% convertible senior notes due 2022	$345,000	$—
Deferred financing costs	(7,880)	—
Discount on debt	(64,399)	—
Total debt, net of debt discount and deferred financing costs	$272,721	$—

The net proceeds from the issuance of the 2022 Notes were $334.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2022 Notes were used by the Company to repurchase the majority of its then-outstanding convertible senior notes due 2019 in privately-negotiated transactions.

Holders may convert the 2022 Notes at any time prior to the close of business on the business day immediately preceding October 1, 2021, only under the following circumstances:

(i) during any calendar quarter commencing after the calendar quarter ended June 30, 2017 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on each applicable trading day;

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

As of September 30, 2017, the 2022 Notes had a market price of $973 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

The Company allocated the total transaction costs of $11.0 million related to the issuance of the 2022 Notes to the liability and equity components of the 2022 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five-year term of the 2022 Notes, and transaction costs attributable to the equity component are netted with the equity component in stockholders’ equity.

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

The total debt composition of the 2019 Notes is as follows (in thousands):

	September 30,	December 31,
	2017	2016
3.25% convertible senior notes due 2019	$338	$118,531
Deferred financing costs	(2)	(1,276)
Discount on debt	(16)	(8,517)
Total debt, net of debt discount and deferred financing costs	$320	$108,738

In March 2017, the Company used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of an aggregate of approximately 2.5 million shares of common stock. The partial repurchase of the 2019 Notes resulted in a $3.7 million loss on early debt extinguishment. In May 2017, the Company repurchased $0.5 million aggregate principal of the 2019 Notes in a privately-negotiated transaction for an aggregate of approximately $0.5 million in cash and the issuance of an aggregate of approximately 10 thousand shares of common stock. At September 30, 2017, approximately $0.3 million of principal remains outstanding on the 2019 Notes.

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

Holders may convert their 2019 Notes prior to August 1, 2018 only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2017, this condition for conversion was met. As a result, the 2019 Notes are classified as a current obligation and will be convertible until December 31, 2017. As of September 30, 2017, the 2019 Notes had a market price of $1,505 per $1,000 principal amount, compared to an estimated conversion value of $1,513 per $1,000 principal amount. In the event that the remaining 2019 Notes are converted, the Company would be required to repay the $0.3 million of principal value in cash and settle approximately $0.2 million of the conversion premium in cash, common stock or a combination of cash and shares of its common stock at the Company’s option as of September 30, 2017.

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

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Contractual interest expense	$2,051	$963	$5,293	$2,890
Amortization of debt issuance costs	393	153	984	459
Amortization of debt discount	3,003	1,022	7,365	3,066
Capitalized interest and other (Note 4)	(320)	(537)	(700)	(1,212)
Total	$5,127	$1,601	$12,942	$5,203

Effective interest rate on convertible senior notes	7.81%	7.22%	7.75%	7.22%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at September 30, 2017 are calculated utilizing market quotations from an over-the-counter trading market for these instruments (Level 2). The carrying amount and fair value of the 2019 Notes and 2022 Notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
September 30, 2017		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$272,721	$—	$335,513	$—
3.25% convertible senior notes due 2019 (2)	$320	$—	$509	$—

(1) The closing price of the Company’s common stock was $37.55 per share at September 30, 2017 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

(2) The closing price of the Company’s common stock was $37.55 per share at September 30, 2017 compared to a conversion price of $24.82 per share which, if converted, would result in a conversion premium of less than ten thousand shares of the Company’s common stock or $0.2 million of cash. The maximum conversion premium that can be due on the 2019 Notes is approximately ten thousand shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. The net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At September 30, 2017, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At September 30, 2017, the Company’s short-term and long-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$35,281	$—	$(4)	$35,277
Commercial paper	34,350	5	(1)	34,354
Corporate bonds	198,222	35	(24)	198,233
Subtotal	267,853	40	(29)	267,864
Long-term:
Asset-backed securities	24,192	—	(16)	24,176
Corporate bonds	56,693	—	(62)	56,631
Subtotal	80,885	—	(78)	80,807
Total	$348,738	$40	$(107)	$348,671

December 31, 2016 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$9,012	$—	$(2)	$9,010
Commercial paper	39,530	8	(15)	39,523
Corporate bonds	88,141	11	(32)	88,120
Total	$136,683	$19	$(49)	$136,653

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs. At September 30, 2017, the Company had no financial instruments that were measured using Level 3 inputs.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

As of September 30, 2017, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 33%, 31% and 28%, respectively. At December 31, 2016, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 36%, 29% and 25%, respectively (for additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies). Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of September 30, 2017 and December 31, 2016, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 8—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of goods sold	$1,502	$1,627	$4,272	$4,786
Research and development	824	690	2,128	2,598
Selling, general and administrative	6,337	5,044	17,007	16,132
Total	$8,663	$7,361	$23,407	$23,516

Stock-based compensation from:
Stock options (employee awards)	$6,310	$5,684	$17,968	$18,318
Stock options (consultant awards)	36	150	118	872
Restricted stock units (employee awards)	2,161	1,425	4,772	3,650
Employee stock purchase plan	156	102	549	676
Total	$8,663	$7,361	$23,407	$23,516

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2017, 35,745 shares were purchased and issued under the ESPP.

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2017:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2016	5,207,743	$42.16
Granted	1,009,650	44.29
Exercised	(458,535)	11.57
Forfeited	(389,720)	49.76
Expired	(198,038)	75.49
Outstanding at September 30, 2017	5,171,100	43.43

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	364,403	$52.85
Granted	338,583	44.22
Vested	(99,504)	54.15
Forfeited	(63,731)	51.17
Unvested at September 30, 2017	539,751	47.38

The weighted average fair value of stock options granted during the nine months ended September 30, 2017 was $20.89 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months Ended September 30, 2017
Expected dividend yield	None
Risk free interest rate	1.80%
Expected volatility	51.4%
Expected term of options	5.32 years

NOTE 9—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Nine Months Ended September 30,
Net unrealized gains (losses) from available for sale investments:	2017	2016
Balance at beginning of period	$(30)	$(52)
Other comprehensive income (loss) before reclassifications	(37)	24
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(67)	$(28)

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
Potential common shares are excluded from the diluted net loss per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(7,597)	$(22,164)	$(47,206)	$(33,977)
Denominator:
Weighted average common shares outstanding	40,463	37,312	39,540	37,171
Net loss per share:
Basic and diluted net loss per common share	$(0.19)	$(0.59)	$(1.19)	$(0.91)

The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes, warrants and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of stock options	5,405	4,632	5,203	4,403
Weighted average number of RSUs	549	372	426	265
Conversion premium on the 2019 Notes	5	1,750	546	2,288
Weighted average number of warrants	—	—	—	1
Weighted average ESPP purchase options	22	20	32	22
Total	5,981	6,774	6,207	6,979

NOTE 11—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss before income taxes:
Domestic	$(6,867)	$(21,780)	$(45,136)	$(32,806)
Foreign	(685)	(348)	(1,965)	(1,045)
Total loss before income taxes	$(7,552)	$(22,128)	$(47,101)	$(33,851)

The Company recorded income tax expense of less than $0.1 million in the three months ended September 30, 2017 and 2016. The Company recorded income tax expense of $0.1 million in the nine months ended September 30, 2017 and 2016. The tax provisions reflect current state income taxes. Due to net losses in both periods presented, no current federal income tax expense was recorded. Due to the fact that the Company’s deferred tax assets are fully offset by a valuation allowance, the tax provisions do not reflect deferred tax expenses.

During the nine months ended September 30, 2017, the Company established a deferred tax liability of $26.5 million with an offset to additional paid-in capital resulting from the conversion feature of the 2022 Notes. The initial difference between the book value of convertible debt issued with a beneficial conversion feature and its tax basis is a temporary difference. The net effect of the deferred tax liability recorded to additional paid-in capital was zero because the Company has a full valuation allowance against its net deferred tax assets.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company’s leases for its research and development, manufacturing and warehouse facilities in San Diego, California expire in August 2020 and its lease for its corporate headquarters in Parsippany, New Jersey expires in March 2028.

As of September 30, 2017, aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2017 (remaining three months)	$2,004
2018	8,063
2019	8,272
2020	6,389
2021	1,207
2022 through 2028	7,545
Total	$33,480

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

NOTE 13—COMMERCIAL PARTNERS AND OTHER AGREEMENTS

DepoCyt(e) Discontinuation

In June 2017, the Company’s board of directors approved a decision to discontinue all future production of DepoCyt® (U.S. and Canada) and DepoCyte® (European Union) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. DepoCyt(e) accounted for 2.6% of the Company’s 2016 total full-year revenues of $276.4 million. As of June 30, 2017, the Company had ceased all production of DepoCyt(e).

In the three months ended September 30, 2017, the Company recorded a non-recurring charge of $0.3 million related to the discontinuation of its DepoCyt(e) manufacturing activities, including $0.1 million for DepoCyt(e) related inventory, which is recorded in cost of goods sold, and $0.2 million for asset retirement obligations and other estimated exit costs.

In the nine months ended September 30, 2017, the Company recorded a non-recurring charge of $5.3 million related to the discontinuation of its DepoCyt(e) manufacturing activities, including $0.6 million for DepoCyt(e) related inventory, which is recorded in cost of goods sold, and $4.7 million for the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, the write-off of property, plant and equipment, employee severance, asset retirement obligations and other estimated exit costs.

As of September 30, 2017, a summary of the Company’s costs and reserves related to the DepoCyt(e) discontinuation are as follows (in thousands):

	Severance and Related Costs	Lease Costs	Write-Off of Property, Plant & Equipment and Inventory	Asset Retirement Obligations and Other Discontinuation Costs	Total
Balance at December 31, 2016	$—	$—	$—	$—	$—
Charges incurred	309	1,902	2,470	653	5,334
Cash payments made	(178)	(437)	—	(330)	(945)
Disposal of property, plant & equipment and inventory	—	—	(2,470)	—	(2,470)
Adjustments	—	—	—	—	—
Balance at September 30, 2017	$131	$1,465	$—	$323	$1,919

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

CrossLink BioScience, LLC

In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “CrossLink Agreement”). On June 30, 2016, the Company provided notice to CrossLink electing to terminate the CrossLink Agreement effective as of September 30, 2016. In connection with the termination of the CrossLink Agreement, a termination fee based on a percentage of earned performance-based fees is due to CrossLink. This fee of $7.1 million is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016, and was recorded in selling, general and administrative expense in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2016. At September 30, 2017, $2.4 million is classified in accrued expenses.

NOTE 14—SUBSEQUENT EVENTS

TELA Bio

In October 2017, the Company made an initial cash investment of $15 million in TELA Bio, Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. The Company may be required to invest up to an additional $10 million in TELA Bio under certain performance scenarios or upon its own election.

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
Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Pacira Pharmaceuticals, Inc. and its subsidiaries. In addition, references in this Quarterly Report on Form 10-Q to DepoCyt(e) mean DepoCyt® when discussed in the context of the United States and Canada and DepoCyte® when discussed in the context of the European Union, or E.U.

Overview
We are a specialty pharmaceutical company committed to driving innovation in postsurgical pain management with opioid-sparing strategies. Our product pipeline is based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. We are currently commercializing EXPAREL, an amide-type local anesthetic indicated for single-dose administration into the surgical site to produce postsurgical analgesia. EXPAREL was approved by the FDA in October 2011 and commercially launched in April 2012. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers. Our earlier-stage pipeline includes two DepoFoam-based product candidates, DepoTranexamic Acid and DepoMeloxicam.
We expect to continue to incur significant expenses as we pursue the expanded use of EXPAREL in additional indications and opportunities; advance our earlier-stage pipeline; seek FDA approvals for our product candidates; develop our sales and marketing capabilities to prepare for their commercial launch; expand and enhance our manufacturing capacity for EXPAREL and support regulatory and legal matters.
Recent Highlights and Developments

•
In October 2017, we made an initial cash investment of $15 million in TELA Bio, Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. OviTex Reinforced BioScaffolds (RBSs) are intended for use as a surgical mesh to reinforce and/or repair soft tissue where weakness exists. We may be required to invest up to an additional $10 million in TELA Bio under certain performance scenarios or at our own election.

•
In October 2017, we announced that the FDA accepted the resubmission of our sNDA seeking expansion of the EXPAREL label to include administration via nerve block for prolonged regional analgesia. The expected action date by the FDA under the Prescription Drug User Fee Act, or PDUFA, is April 6, 2018. The sNDA is based on the positive data from a Phase 3 study of EXPAREL in femoral nerve block for total knee arthroplasty, or TKA, (lower extremity) and a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries (upper extremity). It also includes safety and pharmacokinetic data through 120 hours.

•
In September 2017, we announced a collaboration with Aetna, one of the nation’s leading diversified health care benefits companies, with the support of the American Association of Oral and Maxillofacial Surgeons, on a national program aimed at reducing the number of opioid tablets dispensed to patients undergoing impacted third molar (wisdom tooth) extractions by at least 50 percent through the utilization of EXPAREL to provide prolonged non-opioid postsurgical pain control. Aetna will reimburse oral surgeons enrolled in the program for their use of EXPAREL in impacted third molar extraction cases performed once the surgeons have completed training on use of the product.

EXPAREL
Expanded Indication

The FDA is currently reviewing our sNDA seeking an expansion of the EXPAREL label to include administration via nerve block for prolonged regional analgesia. We believe that this new indication would a) present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir and pump needed to continuously deliver bupivacaine and b) allow us to further leverage our manufacturing and commercial infrastructure. The expected action date by the FDA is April 6, 2018.
The sNDA is based on the positive data from a Phase 3 study of EXPAREL in femoral nerve block for TKA (lower extremity) and a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries (upper extremity). It also includes safety and pharmacokinetic data through 120 hours. Eight Pacira-sponsored studies support this expanded indication. In total, 570 subjects received a dose of EXPAREL ranging from 2 mg to 310 mg. In addition, the sNDA includes data from two investigator-initiated studies that provide additional experience in smaller, peripheral nerve block settings.
Phase 4 Trials

We are investing in a series of blinded, randomized Phase 4 trials in key surgical procedures with EXPAREL as the foundation of a multimodal analgesic regimen. Our Phase 4 trials are also designed to support clinician education on procedure-specific best-practice care.
In July 2017, results from our Phase 4 study of EXPAREL in patients undergoing total knee replacement were published in The Journal of Arthroplasty. The study compared EXPAREL admixed with bupivacaine HCl versus bupivacaine HCl alone. EXPAREL achieved statistical significance for its co-primary endpoints of opioid reduction and postsurgical pain. The EXPAREL group demonstrated a 78 percent reduction in opioid consumption from zero to 48 hours after surgery and a reduction in pain scores from 12 to 48 hours after surgery. EXPAREL also achieved statistical significance for the study’s key secondary endpoints related to opioid reduction. Patients in the EXPAREL arm required 77.6 percent fewer opioids through 72 hours than those in the bupivacaine arm with 10 percent remaining opioid-free through 48 and 72 hours (compared to zero patients in the bupivacaine arm; P<0.01). Time to first opioid rescue was analyzed using logistic regression and Kaplan-Meier methods, with a significant difference between the EXPAREL group versus the bupivacaine group; P=0.0230.
Product Pipeline

DepoFoam is used to extend the release of active drug substances. With this technology, we are currently developing two new DepoFoam-based product candidates—DepoTranexamic Acid, or DepoTXA, an antifibrinolytic, and DepoMeloxicam, or DepoMLX, a non-steroidal anti-inflammatory drug, or NSAID. Completion of clinical trials may take several years or more. The length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are also evaluating other potential DepoFoam compounds and formulation work is underway for a number of pipeline candidates.

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
Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenues

Our net product sales include sales of EXPAREL in the United States and DepoCyt(e) in the United States and Europe through June 2017. We also earn royalties on sales by commercial partners of our bupivacaine liposome injectable suspension product for use in animal health indications and DepoCyt(e) and license fees and milestone payments from third parties.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollars in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Net product sales:
EXPAREL	$66,780	$64,869	3%	$204,254	$194,374	5%
DepoCyt(e) and other product sales	171	1,250	(86)%	1,261	3,935	(68)%
Total net product sales	66,951	66,119	1%	205,515	198,309	4%
Collaborative licensing and milestone revenue	26	1,357	(98)%	361	3,069	(88)%
Royalty revenue	358	879	(59)%	1,676	2,091	(20)%
Total revenues	$67,335	$68,355	(1)%	$207,552	$203,469	2%

EXPAREL revenue grew 3% and 5% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to respective increased sales volumes of 4% and 6%, partially offset by an increase in volume rebates and chargebacks of 1%. The demand for EXPAREL has continued to increase as a result of new accounts and growth within existing accounts due to the continued adoption of EXPAREL in soft tissue and orthopedic procedures.

DepoCyt(e) and other product sales decreased 86% and 68% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decrease in both periods was primarily due to fewer DepoCyt(e) lots sold to our commercial partners as a result of persistent technical issues specifically related to the DepoCyt(e) manufacturing process and the discontinuation of our DepoCyt(e) manufacturing activities in June 2017.

Collaborative licensing and milestone revenue decreased 98% and 88% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to milestones earned in 2016 under our agreement with Aratana Therapeutics, Inc. for the development and commercialization of our products in animal health indications in the three and nine months ended September 30, 2016.

Royalty revenue primarily reflects royalties earned on collections of end-user sales of DepoCyt(e) by our commercial partners. Royalty revenue decreased 59% and 20% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to the discontinuation of our DepoCyt(e) manufacturing activities in June 2017.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Cost of goods sold	$18,228	$43,152	(58)%	$66,621	$86,483	(23)%
Gross margin	73%	37%		68%	57%

The decreases in cost of goods sold and the corresponding 36 and 11 percentage-point improvements in gross margins for the three and nine months ended September 30, 2017 versus 2016, respectively, were largely due to a $21.9 million charge for inventory and related reserves in the third quarter of 2016 related to a single stability batch for EXPAREL which had fallen out of specification for one of 21 acceptance criteria. The manufacturing issue that existed when this batch was made was subsequently corrected. Gross margins improved by 32 and 11 percentage-points for the three and nine months ended September 30, 2017, respectively, as a result of this 2016 event. In addition, gross margins increased by 2 and 3 percentage-points as a result of lower unplanned manufacturing shutdown and other charges in the three and nine months ended September 30, 2017, respectively. There were no scrapped lots related to DepoCyt(e) in the three months ended September 30, 2017, improving gross margins by 2 percentage points versus the same period in 2016. The nine months ended September 30, 2017 versus 2016 included scrapped lots for DepoCyt(e) in the first half of 2017 before the manufacture of the product was discontinued, decreasing gross margins by 3 percentage points.
Research and Development Expenses

Research and development expenses consist primarily of costs related to clinical trials and related outside services, product development and other research and development costs and stock-based compensation expenses. Clinical development expenses include costs for clinical personnel, clinical trials performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other research and development expenses include development costs for our products and medical information expenses, which include personnel, equipment, materials and contractor costs for process development and product candidates, toxicology studies, expenses related to a significant scale-up of our manufacturing capacity and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Clinical development	$6,301	$5,665	11%	$29,738	$14,576	104%
Product development and other	4,650	3,399	37%	15,396	11,435	35%
Stock-based compensation	824	690	19%	2,128	2,598	(18)%
Total research and development expense	$11,775	$9,754	21%	$47,262	$28,609	65%
% of total revenues	17%	14%		23%	14%

Research and development expense increased 21% and 65% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

The increase in clinical development expense in the three months ended September 30, 2017 reflects costs for our ongoing Phase 4 EXPAREL infiltration trials and increased research grants. These increases were partially offset by the completion of our two Phase 3 trials evaluating EXPAREL as a single-dose nerve block for prolonged regional analgesia. Enrollment in these studies began in the second quarter of 2016 and concluded in June 2017.

In the nine months ended September 30, 2017, the increase in clinical development expense includes costs for our two Phase 3 EXPAREL nerve block trials which concluded in June 2017, as well as our ongoing Phase 4 EXPAREL infiltration trials and increased research grants. These increases were partially offset by the completion of our Phase 4 EXPAREL infiltration trial in TKA, which concluded enrollment in January 2017.

Product development and other expenses increased in both the three and nine months ended September 30, 2017 versus 2016, respectively, primarily due to expenses related to a significant scale-up of our manufacturing capacity in Swindon, England, in partnership with Patheon, running test batches for DepoMLX and developing a new EXPAREL DepoFoam spray manufacturing process. These increases were partially offset by a reduction in spend for preclinical DepoFoam toxicology trials.

In the nine months ended September 30, 2017 versus 2016, stock-based compensation decreased 18% as expenses from new awards were more than offset by the decreased expense on mark-to-market non-employee awards that became fully vested in mid-2016. The 19% increase in the three months ended September 30, 2017 versus 2016 is due to new awards granted in mid- to-late 2016 and 2017.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Sales and marketing	$24,557	$21,490	14%	$72,344	$69,437	4%
General and administrative	9,750	9,780	0%	32,965	32,371	2%
Stock-based compensation	6,337	5,044	26%	17,007	16,132	5%
Total selling, general and administrative expenses	$40,644	$36,314	12%	$122,316	$117,940	4%
% of total revenues	60%	53%		59%	58%

Selling, general and administrative expenses increased 12% for the three months ended September 30, 2017 and 4% for the nine months ended September 30, 2017, compared to the same periods in 2016.

Sales and marketing expenses increased by 14% for the three months ended September 30, 2017 and 4% in the nine months ended September 30, 2017 versus the same periods in 2016. Increases in these respective periods were driven by higher costs for salaries, benefits and other personnel related costs resulting from an increase in the number of field-based medical and sales professionals to better support and educate our customers. We spent more money on marketing for EXPAREL in both the three and nine month periods ended September 30, 2017 versus 2016 on educational initiatives and programs to create product awareness within key surgical markets. This spending increase also included other selling and promotional activities to the support the growth of EXPAREL, including initiatives related to our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes. We also supported multiple educational programs related to the impact of opioids and postsurgical pain management along with our “Choices Matter” campaign, which educates patients on non-opioid treatment options.

General and administrative expenses remained consistent in the three months and increased 2% in the nine months ended September 30, 2017, respectively, versus the same periods in 2016. In the three months ended September 2017 versus 2016, legal expenditures increased, offset by a decrease in compliance related activities. In the nine months ended September 30, 2017 versus 2016, there was an increase in regulatory expenses in preparation for a European Medicines Agency Marketing Authorization Application for EXPAREL commercialization in the E.U. We also increased spending to support our investor relations and information technology functions. These increases were partially offset by lower legal and compliance expenses, primarily related to a DOJ subpoena received in April 2015.

Stock-based compensation increased $1.3 million in the three month period ended September 30, 2017, compared to the same period in 2016, primarily due to new awards granted in mid-to-late 2016 and 2017 and accelerated stock-based compensation expense. In the nine months ended September 30, 2017 versus 2016, there was a $0.9 million increase in stock-based compensation primarily due to new awards granted in mid-to-late 2016 and 2017.

Product Discontinuation Expenses

In June 2017, we discontinued all future production of DepoCyt(e) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. In the three months ended September 30, 2017, we recorded a charge of $0.3 million related to the discontinuation of our DepoCyt(e) manufacturing activities, including $0.1 million for related inventory which was recorded in cost of goods sold. The remaining $0.2 million related to asset retirement obligations and other estimated exit costs.
In the nine months ended September 30, 2017, the total charge was $5.3 million, of which $0.6 million was for related inventory recorded in cost of goods sold, $1.9 million for lease costs less an estimate of potential sub-lease income, $1.9 million for the write-off of fixed assets and $0.9 million relating to employee severance, asset retirement obligations and other product discontinuation costs.
Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Interest income	$1,068	$346	209%	$2,805	$923	204%
Interest expense	(5,127)	(1,601)	220%	(12,942)	(5,203)	149%
Loss on early extinguishment of debt	—	—	N/A	(3,732)	—	N/A
Other, net	79	(8)	N/A	169	(8)	N/A
Total other expense, net	$(3,980)	$(1,263)	215%	$(13,700)	$(4,288)	219%

Total other expense, net increased by 215% and 219% in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, almost entirely due to the March 2017 issuance of $345.0 million of 2.375% convertible senior notes due 2022, or 2022 Notes, and the repurchase of $118.2 million of our 3.25% convertible senior notes due 2019, or 2019 Notes, which resulted in a $3.7 million loss on early extinguishment of debt and an increase in interest expense of $3.5 million and $7.7 million in the three and nine months ended September 30, 2017 versus 2016, respectively. There was also an increase in interest income of $0.7 million and $1.9 million in the same respective periods as a result of additional investments from the net proceeds of the 2022 Notes.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2017	2016		2017	2016
Income tax expense	$45	$36	25%	$105	$126	(17)%
Effective tax rate	0%	0%		0%	0%

Income tax expense was less than $0.1 million in the three months ended September 30, 2017 and 2016. Income tax expense was $0.1 million in the nine months ended September 30, 2017 and 2016. The tax expense reflects current state income taxes. Due to net losses in both periods, no current federal income tax expense was recorded. Since our deferred tax assets are fully offset by a valuation allowance, income tax expense does not reflect deferred tax expenses.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under debt facilities and collaborative licensing and milestone revenue. As of September 30, 2017, we had an accumulated deficit of $393.7 million, cash and cash equivalents, short-term investments and long-term investments of $374.9 million and working capital of $313.5 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statement of Cash Flows Data:	2017	2016
Net cash provided by (used in):
Operating activities	$854	$16,104
Investing activities	(232,464)	(54,837)
Financing activities	221,882	6,191
Net decrease in cash and cash equivalents	$(9,728)	$(32,542)

Operating Activities

During the nine months ended September 30, 2017, our net cash provided by operating activities was $0.9 million compared to $16.1 million during the nine months ended September 30, 2016. The decrease of $15.3 million was driven by an increase in our net loss, primarily from higher clinical trial expenses related to our two Phase 3 EXPAREL nerve block trials, our Phase 4 EXPAREL infiltration trials, payments related to a termination fee related to a master distribution agreement with CrossLink BioScience, LLC and additional investments in inventory, partially offset by higher collections from EXPAREL net product sales.

Investing Activities

During the nine months ended September 30, 2017, our net cash used in investing activities was $232.5 million, which reflected $212.1 million of short-term and long-term investment purchases (net of maturities) primarily from the net proceeds of the 2022 Notes, purchases of fixed assets of $14.2 million and contingent consideration payments of $6.2 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego, California.

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

Financing Activities

During the nine months ended September 30, 2017, our net cash provided by financing activities was $221.9 million, which consisted of proceeds from the issuance of the 2022 Notes of $345.0 million, partially offset by $11.0 million of debt issuance and financing costs. In addition, a portion of the net proceeds from the 2022 Notes was used to retire $118.2 million in principal of the 2019 Notes and for $0.3 million in related costs. Proceeds from the exercise of stock options were $5.3 million and proceeds from the issuance of shares under our ESPP were $1.1 million.

In the nine months ended September 30, 2016, net cash provided by financing activities consisted of proceeds from the exercise of stock options of $5.2 million and $1.0 million from the issuance of shares under our ESPP.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture agreement, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At September 30, 2017, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at September 30, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

2019 Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal of 3.25% convertible senior notes due 2019, or 2019 Notes, and entered into an indenture agreement, or 2019 Indenture, with respect to the 2019 Notes. The 2019 Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of September 30, 2017, the outstanding principal on the 2019 Notes was approximately $0.3 million.

See Note 6, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2019 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments, long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our outstanding convertible senior notes and to service our indebtedness through at least November 8, 2018. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

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

•	costs related to legal and regulatory issues;

•	the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval;

•	the costs for the development and commercialization of other product candidates; and

•	the extent to which we acquire or invest in products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2017, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. None of our operating leases have, or are reasonably likely to have, a current or future material effect on our financial condition or changes in financial condition.
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
Revenue Recognition
Our principal sources of revenue include (i) sales of EXPAREL in the United States, (ii) sales of DepoCyt(e) to our commercial partners within the United States and Europe and sales of our bupivacaine liposome injectable suspension product for use in animal health indications in the United States, (iii) royalties based on sales by commercial partners of DepoCyt(e) and sales of our bupivacaine liposome injectable suspension product for use in animal health indications and (iv) license fees and milestone payments. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the nine months ended September 30, 2017 and 2016 (in thousands):

September 30, 2017	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2016	$1,346	$595	$735	$1,124	$3,800
Provision	536	4,200	3,182	3,015	10,933
Payments/Credits	(923)	(4,229)	(3,314)	(3,265)	(11,731)
Balance at September 30, 2017	$959	$566	$603	$874	$3,002

September 30, 2016	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2015	$1,733	$625	$745	$797	$3,900
Provision	506	3,978	3,016	1,587	9,087
Payments/Credits	(1,022)	(4,073)	(3,202)	(1,657)	(9,954)
Balance at September 30, 2016	$1,217	$530	$559	$727	$3,033
Total reductions of gross product sales from sales-related allowances and accruals were $10.9 million and $9.1 million, or 5.1% and 4.4% of gross product sales for the nine months ended September 30, 2017 and 2016, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to the increase in EXPAREL sales and an increase in volume related rebates and chargebacks.

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
Potential future milestone payments to Skyepharma could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products collected, including EXPAREL, are met, including $32.0 million when annual net sales collected reach $500.0 million (measured on a rolling quarterly basis) and $4.0 million upon the first commercial sale in a major E.U. country. This contingency is described further in Note 5, Goodwill, to our condensed consolidated financial statements included herein.

In October 2017, we made an initial cash investment of $15 million in TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. We may be required to invest up to an additional $10 million in TELA Bio under certain performance scenarios or upon our own election.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash, cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2017 by approximately $1.9 million.

In January 2013, we issued $120.0 million in aggregate principal amount of 3.25% convertible senior notes, which mature in February 2019. Holders may convert their 2019 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive cash up to the principal amount of the 2019 Notes and, with respect to any excess conversion value, cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2019 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2017, the estimated fair value of the 2019 Notes was $1,505 per $1,000 principal amount. See Note 6, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2019 Notes. At September 30, 2017, approximately $0.3 million of principal remains outstanding on the 2019 Notes.

In March 2017, we issued $345.0 million in aggregate principal amount of 2.375% convertible senior notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2017, the estimated fair value of the 2022 Notes was $973 per $1,000 principal amount. See Note 6, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At September 30, 2017, $345.0 million of principal remains outstanding on the 2022 Notes.

Most of our transactions are conducted in United States dollars. We do have certain agreements with commercial partners located outside the United States which have transactions conducted in Euros. As of September 30, 2017, we did not have any receivables from customers denominated in Euros. A hypothetical 10% decrease in the value of the Euro relative to the United States dollar would have decreased our revenue by approximately $10 thousand for the quarter ended September 30, 2017.

Additionally, our accounts receivable are concentrated with three large regional wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flows.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	November 8, 2017	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	November 8, 2017	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)