Form 10-K
period 2017-12-31
Pacira Pharmaceuticals, Inc.
filed 2018-02-28
CIK 1396814

Use these links to rapidly review the document:

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the NASDAQ on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, of $47.70 per share was approximately $1.9 billion. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 20, 2018, 40,711,707 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2018 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

i

Forward-Looking Statements
This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension) and our other products; the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; the Company’s plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; the related timing and success of United States Food and Drug Administration supplemental New Drug Applications; the outcome of a U.S. Department of Justice inquiry; our plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and the Company’s and Patheon UK Limited’s ability to successfully and timely construct EXPAREL manufacturing suites. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including those discussed below in Part I-Item 1A. Risk Factors. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Annual Report on Form 10-K.
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
Corporate Information
We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. Our principal executive offices are in Parsippany, New Jersey.
Pacira®, EXPAREL®, DepoFoam®, DepoCyt® (United States (U.S.) registration), DepoCyte® (European Union (E.U.) registration), the Pacira logo and other trademarks or service marks of Pacira appearing in this Annual Report on Form 10-K are the property of Pacira. In addition, references in this Annual Report on Form 10-K to DepoCyt(e) mean DepoCyt when discussed in the context of the U.S. and Canada and DepoCyte when discussed in the context of the E.U.
This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies.
Overview
We are a specialty pharmaceutical company focused on driving improved patient outcomes with opioid-reducing strategies. Our marketed product, EXPAREL (bupivacaine liposome injectable suspension) was approved by the U.S. Food and Drug Administration, or FDA, in October 2011 and was commercially launched in April 2012. EXPAREL is currently indicated for single-dose infiltration into the surgical site to produce postsurgical analgesia. EXPAREL consists of bupivacaine, an amide-type local anesthetic, encapsulated in DepoFoam, our proprietary technology that delivers bupivacaine over time for extended analgesia. We believe that EXPAREL addresses a significant medical need for a long-acting non-opioid postsurgical analgesic and plays a significant role in opioid minimization strategies. EXPAREL is designed for recovery with minimal opioid use by (i) delivering targeted local analgesia at the surgical site; (ii) reliably releasing bupivacaine over time for prolonged analgesia; (iii) eliminating the need for catheters and pumps that may hinder recovery; and (iv) providing long-lasting pain control while reducing the need for opioids. Our internal sales force is entirely dedicated to commercializing

EXPAREL. Our net product sales for EXPAREL in 2017 were $282.9 million. For the years ended December 31, 2017, 2016 and 2015, net product sales of EXPAREL accounted for 99%, 96% and 96% of our total revenues, respectively.
In addition to EXPAREL, DepoFoam is also the basis for our product candidates and our other FDA-approved commercial product, DepoCyt(e), which we discontinued production of in June 2017 due to persistent technical issues specific to the DepoCyt(e) manufacturing process.
Our current product portfolio and product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

Proprietary Pipeline:
Product / Product Candidates	Status	Next Expected Milestone
EXPAREL (bupivacaine liposome injectable suspension):
Surgical Infiltration	Approved (U.S.)	Series of Phase 4 data readouts
Nerve Block	sNDA (U.S.)	Completion of FDA review
C-Section	Phase 4	Report top-line results
Hip fracture	Phase 4	Initiate study
Spine	Phase 4	Initiate study
Colorectal	Phase 4	Initiate study
Breast reconstruction	Phase 4	Initiate study
E.U. Surgical Infiltration/Nerve Block	MAA (E.U.)	File E.U. Marketing Authorization Application
Pediatrics	Phase 3	Finalize clinical strategy with FDA and E.U. regulators
DepoMeloxicam	IND	Initiate Phase 1 study

Partnered Products:
DepoCyt(e) (cytarabine liposome injection)[1]:
Lymphomatous meningitis	Approved	Leadiant Biosciences Ltd. (U.S.) and MundiPharma (E.U.)
NOCITA® (bupivacaine liposome injectable suspension):
Surgical infiltration in dogs	Approved (U.S.)	Aratana Therapeutics
1 - Production discontinued in June 2017 due to persistent technical issues specific to the DepoCyt(e) manufacturing process.
NOCITA® is a registered trademark of Aratana Therapeutics, Inc.

Our Strategy
Our goal is to be a leading specialty pharmaceutical company focused on postsurgical innovation to address unmet medical needs and improve clinical results. We plan to achieve this by:

•	commercializing EXPAREL in the U.S. for postsurgical analgesia by infiltration;

•	maintaining a streamlined commercial organization concentrating on major hospitals and ambulatory surgery centers in the U.S. and targeting surgeons, anesthesiologists, pharmacists and nurses;

•	utilizing strategic commercial partnerships to broaden the use of EXPAREL;

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

•	obtaining FDA approval for additional indications for EXPAREL, including expanding the label to include the pediatric population, as well as administration via nerve block for regional analgesia;

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

EXPAREL
Opioid addiction in the U.S. has reached epidemic proportions, with the Centers for Disease Control and Prevention (CDC) estimating that 91 people die every day from an opioid overdose. Overreliance on opioids in the postsurgical setting has caused a rapid deluge of opioid misuse, abuse and addiction. In 2017, the QuintilesIMS Institute published new research showing that an overwhelming majority of surgery patients (nine in 10) are exposed to opioids to manage postsurgical pain, and those given prescriptions received an average of 85 pills each. In addition, nearly 3 million individuals who had surgery in 2016 became persistent opioid users, continuing to take opioids three to six months after their procedure. Further, the overprescribing of opioids has resulted in 3.3 billion unused pills annually, making them available for potential diversion or misuse. This report, The United States for Non-Dependence, represents the most current analysis of national trends in opioid prescribing.
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
We are advancing a three-part growth strategy to expand the use of EXPAREL to fulfill our mission to provide an opioid alternative to as many appropriate patients as possible:

•
First, we are advancing the understanding among our customers and patients that the operating room, in the absence of EXPAREL as part of non-narcotic multimodal pain management, has served as a gateway to the opioid epidemic. In 2016, we launched Choices Matter, our national educational campaign aimed at empowering patients to proactively discuss postsurgical pain management, including non-opioid options, with their doctors. We are building a coalition of like-minded individuals and organizations to generate widespread public awareness of the role that postsurgical opioids play in this public health crisis in the U.S., while highlighting the opportunity to alleviate the risks associated with opioid dependence and/or addiction through the utilization of non-opioid pain management approaches.

•
Second, we are investing in clinical trials in key surgical procedures to expand the EXPAREL label to include nerve block for regional analgesia and to demonstrate procedure-specific pain reduction, opioid reduction and best-practice surgical infiltration techniques within the currently approved indication. We have submitted a supplemental New Drug Application, or sNDA, with the FDA. The sNDA filing is based on positive data from a Phase 3 study of EXPAREL in femoral nerve block for total knee arthroplasty, or TKA, (lower extremity) and a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries (upper extremity). It includes data from eight company-sponsored studies with safety and pharmacokinetic data through 120 hours. In addition, the sNDA includes data from two investigator-initiated studies that provide additional experience in smaller, peripheral nerve block settings. Our sNDA for EXPAREL as a nerve block for regional analgesia was discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee, or AADPAC, on February 14-15, 2018. The AADPAC committee members voted six to four against approval of the EXPAREL sNDA. The committee’s feedback will be considered by the FDA in its review of the sNDA. The FDA’s Prescription Drug User Fee Act (PDUFA) goal date for completion of its review is April 6, 2018. For our currently approved infiltration indication, we have published positive results from our completed Phase 4 multicenter, randomized, double-blind trial in TKA and we are currently enrolling a C-Section study. We also expect to initiate additional Phase 4 studies in key procedures, such as hip fracture, spine, colorectal and breast reconstruction surgeries. We believe positive data from our Phase 4 studies will lead to improved patient outcomes and customer satisfaction.

•
Third, we are forming strategic collaborations to expand education on the importance of non-opioid multimodal alternatives for post-surgical pain management and broaden our commercial reach. These include agreements with industry partners, as well as healthcare providers and hospital systems to support their implementation of opioid-sparing enhanced recovery protocols. In January 2017, we formed a partnership with DePuy Synthes Sales Inc., or DePuy Synthes, part of the Johnson & Johnson family of companies, to support the promotion, education and training of EXPAREL in orthopedics. Our growing coalition of collaborators also includes Trinity Health, Aetna, the American Association of Oral and Maxillofacial Surgeons, or AAOMS, the American College of Surgeons, the American Society for Enhanced Recovery, Cancer Treatment Centers of America, the Illinois Surgical Quality Improvement Collaborative, the WellStar Health System and Shatterproof.org.

EXPAREL Clinical Benefits
We believe EXPAREL can replace the use of bupivacaine via elastomeric pumps as the foundation of a multimodal regimen for long-acting postsurgical pain management. Based on our clinical data, EXPAREL:

•	provides long-lasting postsurgical analgesia;

•	is a ready-to-use formulation;

•	expands easily with saline or lactated Ringer’s to reach a desired volume;

•	leverages existing postsurgical infiltration administration techniques; and

•	facilitates treatment of both small and large surgical sites.

We believe EXPAREL can become the foundation of a long-acting postsurgical pain management regimen to reduce the need for opioids. Based on the clinical data from our Phase 3 hemorrhoidectomy trial, our Phase 4 TKA trial, as well as our retrospective health outcomes studies data, EXPAREL significantly delays and reduces opioid usage while improving postsurgical pain management.
In our Phase 3 hemorrhoidectomy trial, EXPAREL:

•	delayed the median time to rescue analgesic use (opioids) to 15 hours for patients treated with EXPAREL and one hour for patients treated with placebo;

•	significantly increased the percentage of patients requiring no opioid rescue medication through 72 hours post-surgery to 28%, compared to 10% for placebo;

•	resulted in 45% less opioid usage through 72 hours post-surgery compared to placebo; and

•	increased the percentage of patients who were pain free at 24 hours post-surgery compared to placebo.

In our Phase 4 trial of EXPAREL versus bupivacaine HCl in TKA, EXPAREL:

•	decreased total opioid consumption by 78 percent (18.7 mg versus 84.9 mg in the bupivacaine group; p=0.0048) expressed as morphine equivalents from zero to 48 hours after surgery; and

•
reduced pain scores (180.8 versus 209.3 in the bupivacaine group; p=0.0381), using the area under the curve of the pain intensity scores measured on a visual analog scale from 12 to 48 hours after surgery, which required 78 percent fewer opioids through 72 hours than those in the bupivacaine arm (20.9 mg versus 93.6 mg, respectively; p=0.0108), with 10 percent remaining opioid-free through 48 and 72 hours (compared to zero patients in the bupivacaine arm; p<0.01).

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

EXPAREL Health Economic Benefits
In addition to being efficacious and safe, we believe that EXPAREL provides health economic benefits that play an important role in formulary decision-making and that these health economic benefits are often overlooked. Several members of our management team have extensive experience applying health economic outcomes research to support commercial success. Our strategy is to work directly with the senior leadership of our hospital customers, integrated health networks, quality improvement organizations, KOLs in the field of postsurgical pain management and leading influencer hospitals to provide them with retrospective and prospective studies to demonstrate the economic benefits of EXPAREL.
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
EXPAREL Label Expansion
Nerve Block
We are pursuing additional indications to expand the label for EXPAREL. The FDA is currently reviewing our sNDA seeking expansion of the EXPAREL label to include administration as a nerve block to produce regional analgesia. Nerve block is a general term used to refer to the injection of local anesthetic onto a nerve or bundle of nerves for regional pain control. Traditionally, nerve blocks are single injections of short-acting anesthetics and as a result, have a limited duration of action. When extended pain management is required, a catheter is used to deliver bupivacaine continuously using an external pump. EXPAREL is designed to provide extended pain management using a single injection.
We believe that this new indication would (i) present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir and pump needed to continuously deliver bupivacaine and (ii) allow us to further leverage our manufacturing and commercial infrastructure. Our sNDA for EXPAREL as a nerve block for regional analgesia was discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee, or AADPAC, on February 14-15, 2018. The AADPAC committee members voted six to four against approval of the EXPAREL sNDA. The committee’s feedback will be considered by the FDA in its review of the sNDA. The expected action date by the FDA is April 6, 2018.

The sNDA filing is based on the positive data from a Phase 3 study of EXPAREL in femoral nerve block for TKA (lower extremity) and a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries (upper extremity). It includes safety and pharmacokinetic data through 120 hours from eight company-sponsored studies. In addition, the sNDA includes data from two investigator-initiated studies that provide additional experience in smaller, peripheral nerve block settings.

A nerve block indication has the potential to expand EXPAREL use. We believe there is an opportunity for EXPAREL to:

•	eliminate catheters and pumps by turning off pain at the surgical site;

•	engage the anesthesiologist audience;

•	increase adoption in key procedures, such as shoulder, wrist/hand and foot/ankle; and

•	shift inpatient procedures to ambulatory surgery centers.

Pediatrics
The FDA, as a condition of EXPAREL approval, has required us to study EXPAREL in pediatric patients. We were granted a deferral for the required pediatric trials in all age groups for EXPAREL in the setting of wound infiltration and plan to conduct these pediatric trials as a post-marketing requirement, which was stated in the New Drug Application, or NDA, approval letter for EXPAREL. We have assembled an extensive package of real-world evidence on the use of EXPAREL from The Cleveland Clinic and the Premier Database from patients under the age of 18 for several surgical procedures. We are currently working with the FDA to define a regulatory pathway using these data as the core of our submission. Pediatric patients currently have no approved alternatives to opioids for the management of severe postsurgical pain, and we believe they are in desperate need of additional pain control options. As a result, we are aggressively moving forward to make EXPAREL available to this particularly vulnerable patient population.

EXPAREL Phase 4 Clinical Trials
We are investing in a series of blinded, randomized, bupivacaine-comparator Phase 4 trials in key surgical procedures. Our positive Phase 4 study of EXPAREL in patients undergoing TKA was published in July 2017 (Local Infiltration Analgesia with Liposomal Bupivacaine Improves Pain Scores and Reduces Opioid Use After Total Knee Arthroplasty: Results of a Randomized Controlled Trial. Mont, Michael A. et al. The Journal of Arthroplasty, Volume 33, Issue 1, 90 - 96). We are currently enrolling a Phase 4 study in C-Section and we also expect to launch additional Phase 4 studies in hip fracture, spine, colorectal and breast reconstruction surgeries. These trials are designed to assess the differences in postsurgical pain and opioid use between patients receiving EXPAREL as the foundation of a multimodal analgesic regimen versus a bupivacaine-based multimodal analgesic regimen. Our Phase 4 trials are also designed to support clinician education on procedure-specific best-practice care.
For each of our Phase 4 trials we are taking the following approach:

•
publishing procedure-specific technique and best-practice protocol to demonstrate (i) volume expansion to ensure proper coverage of the surgical field, (ii) admixing with bupivacaine to ensure pain relief that spans both the acute and later postsurgical periods and (iii) proper infiltration technique;

•	creating KOL educational videos of proper technique; and

•	publishing trial results.

Third Molar Procedures

In September 2017, we announced a collaboration with Aetna, one of the nation’s leading diversified health care benefits companies, with the support of AAOMS. This national program aims to reduce the number of opioid tablets dispensed to patients undergoing impacted third molar (wisdom tooth) extractions by at least 50 percent through the utilization of EXPAREL to provide prolonged non-opioid postsurgical pain control. Aetna will include the cost of EXPAREL as a covered expense for impacted third molar extractions performed by surgeons who have completed training on use of the product.

According to a Journal of the American Medical Association (JAMA) study, more than two-thirds of patients who underwent surgical tooth extractions reported unused prescription opioids, with the majority also indicating that these medications are neither safely stored nor disposed of. These facts suggest that there is a dangerous accumulation of opioids in the home, which are available for potential diversion or misuse.

EXPAREL Dosing, Volume Expansion and Admixing with Bupivacaine HCl

EXPAREL is available as a 266 mg/20 mL single-use vial and a 133 mg/10 mL single-use vial. The recommended dose of EXPAREL is based on (i) the size of the surgical site, (ii) the volume needed to cover the width and depth of the surgical site and (iii) patient-specific factors that could impact safety of an amide-type local anesthetic. The maximum dose should not exceed 266 mg.

EXPAREL can be expanded in volume to optimize results. Physicians consider the size of the surgical site and neuroanatomy to determine dosing and volume expansion. The 266 mg (20 mL) EXPAREL vial can be expanded with up to 280 mL of normal (0.9%) saline or lactated Ringer’s solution for a total volume of 300 mL (a 1:14 ratio). For smaller surgical sites where 20 mL is too much volume, the 133 mg (10 mL) vial should be considered.

To ensure early analgesic activity, EXPAREL can be admixed with bupivacaine HCl so long as the ratio does not exceed 1:2. For example, the 266 mg/20mL vial may be administered with up to 30 mL of 0.5% bupivacaine HCl or up to 60 mL of 0.25% bupivacaine HCl. Bupivacaine HCl may be administered immediately before EXPAREL or admixed in the same syringe.

Other Products
DepoCyt(e)
DepoCyt(e) is a sustained-release liposomal formulation of the chemotherapeutic agent cytarabine utilizing our DepoFoam technology. DepoCyt(e) is indicated for the intrathecal treatment of lymphomatous meningitis, a life-threatening complication of lymphoma, a cancer of the immune system. Lymphomatous meningitis can be controlled with conventional cytarabine, but because of the drug’s short half-life, a spinal injection is required twice per week, whereas DepoCyt(e) is dosed once every two weeks in an outpatient setting. DepoCyt(e) was granted accelerated approval by the FDA in 1999 and full approval in 2007. In June 2017 we discontinued production of DepoCyt® (U.S. and Canada) and DepoCyte® (E.U.) due to persistent technical issues specific to the DepoCyt(e) manufacturing process.
DepoFoam—Our Proprietary Drug Delivery Technology
Our current product development activities utilize our proprietary DepoFoam drug delivery technology. DepoFoam consists of microscopic spherical particles composed of a honeycomb-like structure of numerous internal aqueous chambers containing an active drug ingredient. Each chamber is separated from adjacent chambers by lipid membranes. Following injection, the DepoFoam particles release drug over an extended period by erosion and/or reorganization of the particles’ lipid membranes. Release rates are determined by the choice and relative amounts of lipids in the formulation.
We believe the DepoFoam formulation provides several technical, regulatory and commercial advantages over competitive technologies, including:

•	Convenience. Our DepoFoam products are ready to use, do not require reconstitution or mixing with another solution, and can be used with patient-friendly narrow gauge needles and pen systems;

•	Multiple regulatory precedents. Our current and past DepoFoam products have been approved in the U.S. and Europe, making regulatory authorities familiar with our DepoFoam technology;

•	Extensive safety history. Our DepoFoam products have nearly 20 years of safety data;

•	Proven manufacturing capabilities. We make EXPAREL, a DepoFoam-based product, in our cGMP facilities;

•	Flexible time release. Encapsulated drug releases over a desired period, from 1 to 30 days;

•	Favorable pharmacokinetics. Decrease in adverse events associated with high peak blood levels, thereby improving the utility of the product;

•	Shortened development timeline. Does not alter the native molecule, potentially enabling the filing of a 505(b)(2) application; and

•	Aseptic manufacturing and filling. Enables use with proteins, peptides, nucleic acids, vaccines and small molecules.
DepoMeloxicam
Our preclinical product candidate, DepoMeloxicam, or DepoMLX, is a long-acting non-steroidal anti-inflammatory drug, or NSAID, designed to treat moderate to severe pain as part of a non-opioid multimodal regimen. A product designed for single-dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose-dependent gastrointestinal side effects. Meloxicam, which is currently available as an oral formulation, is a commonly used NSAID on the market today.
We opened an Investigational New Drug, or IND, application for DepoMLX in December 2017 and expect to initiate a Phase 1 clinical trial in 2018.

Research and Development
In the years ended December 31, 2017, 2016 and 2015, we spent $57.3 million, $45.7 million and $28.7 million, respectively, on research and development activities. For additional information, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Research and Development Expenses.”
Sales and Marketing
We have built our marketing and sales organization to commercialize EXPAREL and potential future commercial products in the U.S. We intend to out-license commercialization rights for other territories. Our goal is to retain significant control over the development process and commercial execution for our product candidates, while participating in a meaningful way in the economics of all products that we bring to the market. The primary target audience for EXPAREL is healthcare practitioners who influence pain management decisions including surgeons, anesthesiologists, pharmacists and nurses.
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

DePuy Synthes Sales Inc.

In January 2017, we entered into a co-promotion agreement with DePuy Synthes to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market. Through this collaboration, we believe we can accelerate the EXPAREL growth strategy by quickly leveraging the broad reach of DePuy Synthes and their established relationships and scale within hospitals and ambulatory surgery centers.
DePuy Synthes field representatives, specializing in joint reconstruction, spine, sports medicine and trauma, collaborate with, and supplement, our field teams by expanding the reach and frequency of EXPAREL education in the hospital surgical suite and ambulatory surgery center settings. DePuy Synthes is also including EXPAREL in their Orthopedic Episode of Care Approach for health systems and surgeons. In addition to supporting orthopedic specialties, we are focusing on soft tissue surgeons in key specialties and anesthesiologists and we continue to act as the overall EXPAREL account manager.
We will also work with DePuy Synthes to develop enhanced recovery after surgery (ERAS) protocols to improve procedure-specific patient care and to then rapidly communicate opportunities to utilize EXPAREL-based multimodal pain strategies to minimize opioids and improve patient satisfaction and hospital economics.
DePuy Synthes receives commissions on sales of EXPAREL under the agreement, subject to conditions, limitations and adjustments. The initial term of the agreement began on January 24, 2017 and ends on December 31, 2021, with the option to extend the agreement in 12-month increments upon the parties’ mutual agreement, subject to certain conditions.
We and DePuy Synthes have mutual termination rights under the agreement, subject to certain terms, conditions, and notice; provided that neither party may terminate the agreement, without cause, within three years of the effective date of the agreement. We also have additional unilateral termination rights under certain circumstances. The agreement contains customary representations, warranties, covenants and confidentiality provisions, and mutual indemnification obligations. DePuy Synthes is also subject to certain obligations and restrictions, including required compliance with certain laws and regulations and our policies, in connection with fulfilling their obligations under the agreement.

Other Agreements
TELA Bio, Inc.
In October 2017, we made an investment of $15.0 million in TELA Bio, Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. OviTex Reinforced BioScaffolds (RBSs) are intended for use as a surgical mesh to reinforce and/or repair soft tissue where weakness exists. We may be required to invest up to an additional $10.0 million in TELA Bio under certain performance scenarios or upon our own election.

SkyePharma Holdings, Inc.
In connection with the stock purchase agreement related to the Acquisition, we agreed to certain earn-out payments based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL, and certain other yet-to-be-developed products as well as milestone payments for DepoBupivacaine products, including EXPAREL as follows:
(i)$10.0 million upon first commercial sale in the U.S. (met April 2012);
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
Additionally, we agreed to pay to Skyepharma a certain percentage of net sales of DepoBupivacaine products, including EXPAREL, collected in the U.S., Japan, the United Kingdom, France, Germany, Italy and Spain. Such obligations to make percentage payments will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. Cumulatively through December 31, 2017, Skyepharma has earned $31.2 million of percentage payments on net sales of EXPAREL and other DepoBupivacaine products collected. We have the right to cease paying the percentage payments if Skyepharma breaches certain non-compete covenants contained in the stock purchase agreement or the last valid patent claim expires.
See Note 6, Goodwill, to our consolidated financial statements included herein for further information related to the Skyepharma agreement.
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
Leadiant Biosciences Limited (Formerly Sigma-Tau Rare Disease Limited)
In December 2002, we entered into a supply and distribution agreement with Enzon Pharmaceuticals Inc., or Enzon, regarding the promotion and distribution of DepoCyt. Pursuant to the agreement, Enzon was appointed the exclusive distributor of DepoCyt in the U.S. and Canada for a ten-year term, with successive two year renewal periods. In January 2010, Sigma-Tau Rare Disease, Ltd., or Sigma-Tau, acquired the rights to sell DepoCyt from Enzon for the U.S. and Canada. In December 2016, Sigma-Tau changed their name to Leadiant Biosciences, Ltd., or Leadiant. We and Leadiant are currently operating under the terms of the agreement. Under the supply and distribution agreement, we supply unlabeled DepoCyt vials to Leadiant. Under these agreements, we receive a fixed payment for the sale of DepoCyt vials, as well as a royalty on their sales in the thirty percent range.
We and Leadiant have the right to terminate the agreement for an uncured material breach by the other party or in the event that a generic pharmaceutical product that is therapeutically equivalent to DepoCyt is commercialized. We may terminate the agreement if certain minimum sales targets are not met by Leadiant. Leadiant may terminate the agreement if, as a result of a settlement or a final court or regulatory action, the manufacture, use or sale of DepoCyt in the U.S. is prohibited.

In June 2017 we discontinued production of DepoCyt® (U.S. and Canada) and DepoCyte® (E.U.) due to persistent technical issues specific to the DepoCyt(e) manufacturing process, and thus, we do not have the ability to supply DepoCyt to Leadiant in the future.
Mundipharma International Holdings Limited
In June 2003, we entered into an agreement granting Mundipharma International Holdings Limited, or Mundipharma, exclusive marketing and distribution rights to DepoCyte in the E.U. and certain other European countries. In April 2014, we amended the agreements to extend the term of the agreements by an additional 15 years to June 2033 and we expanded Mundipharma’s exclusive territory to include all countries other than the U.S., Canada and Japan. In connection with the amendments, in May 2014, we received a non-refundable upfront payment of $8.0 million. Under the agreement, as amended, and a separate supply agreement, we receive a fixed payment for the sale of DepoCyte vials, as well as a royalty in the thirty percent range. If annual sales exceed a certain amount, we receive an additional mid single-digit royalty. We are also entitled to receive up to €10.0 million in milestone payments from Mundipharma upon the achievement by Mundipharma of certain milestone events, of which we have already received €2.5 million and do not expect to receive the remaining €7.5 million. We and Mundipharma have the right to terminate the agreement for an uncured material breach by the other party, in connection with the other party’s bankruptcy or insolvency or the repossession of all or any material part of the other party’s business or assets. Mundipharma has the right to terminate the agreement if its marketing authorization is cancelled or withdrawn for a certain period, or if it is prevented from selling DepoCyte in any three countries in the territory covered in the agreement by a final non-appealable judgment in respect of infringement by DepoCyte of any third-party intellectual property rights.
In June 2017 we discontinued production of DepoCyt® (U.S. and Canada) and DepoCyte® (E.U.) due to persistent technical issues specific to the DepoCyt(e) manufacturing process, and thus, we do not have the ability to supply DepoCyte to Mundipharma in the future.
Aratana Therapeutics, Inc.
In December 2012, we entered into an Exclusive License, Development and Commercialization Agreement and related Supply Agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreements, we granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of our bupivacaine liposome injectable suspension product for animal health indications. In August 2016, the FDA’s Center for Veterinary Medicine approved NOCITA® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs. Aratana began purchasing bupivacaine liposome injectable suspension product in 2016.
In connection with its entry into the license agreement, we received a one-time payment of $1.0 million. In December 2013, we received a $0.5 million milestone payment under the agreement. In June 2016, we recorded $1.0 million in milestone revenue for Aratana’s filing of an FDA Administrative New Animal Drug Application, or ANADA, and in August 2016 recorded $1.0 million related to the FDA’s approval of the ANADA. We are eligible to receive up to an additional aggregate $40.0 million upon the achievement of commercial milestones. Aratana is required to pay us a tiered double-digit royalty on net sales made in the U.S. If the product is approved by foreign regulatory agencies for sale outside of the U.S., Aratana will be required to pay us a tiered double-digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances.
Either party has the right to terminate the license agreement in connection with (i) an insolvency event involving the other party that is not discharged in a specified period of time; (ii) a material breach of the agreement by the other party that remains uncured for a specified cure period or (iii) the failure to achieve a minimum annual revenue as set forth in the agreement, all on specified notice. We may terminate the agreement in connection with (i) Aratana’s failure to pay any amounts due under the agreement; (ii) Aratana’s failure to achieve regulatory approval in a particular jurisdiction with respect to such jurisdiction or (iii) Aratana’s failure to achieve its first commercial sale within a certain amount of time on a country by country basis after receiving regulatory approval, all on specified notice. Aratana may terminate the license agreement (i) upon the entry of a generic competitor for animal health indications on a country by country basis or (ii) at any time on a country by country basis except with respect to the U.S. and any country in the E.U., all on specified notice. The parties may also terminate the license agreement by mutual consent. The license agreement will terminate automatically if we terminate the supply agreement. In the event that the license agreement is terminated, all rights to the product (on a jurisdiction by jurisdiction basis) will be terminated and returned to us.
Unless terminated earlier pursuant to its terms, the license agreement is effective until December 5, 2027, after which Aratana has the option to extend the agreement for an additional five (5) year term, subject to certain requirements.

NOCITA® is a registered trademark of Aratana Therapeutics, Inc.
Significant Customers

We had three wholesalers each comprising 10% or more of our total revenue for the year ended December 31, 2017: Cardinal Health, Inc., McKesson Drug Company and AmerisourceBergen Health Corporation, which accounted for 35%, 30% and 26% of our revenues, respectively. These wholesalers process orders for EXPAREL under a drop-ship program. EXPAREL is delivered directly to end-users without the wholesalers ever taking physical possession of the product.

Manufacturing and Research Facilities
Internal Facilities
We manufacture EXPAREL at our manufacturing facility San Diego, California. This facility is designated as Building 1. We also have a research and development facility, Building 2, which sits adjacent to Building 1, and a warehouse, Building 7, located within five miles of our manufacturing facilities. Our DepoCyt(e) manufacturing facility, designated as Building 6, is located within two miles of Building 1. We refer to these four buildings as the Science Center Campus, and together these four buildings consist of approximately 172,000 square feet. Our manufacturing facilities are inspected regularly and approved for pharmaceutical manufacturing by the FDA, the European Medicines Agency, or EMA, the Medicines and Healthcare Products Regulatory Agency, or MHRA, and the Environmental Protection Agency.
We purchase raw materials and components from third-party suppliers to manufacture EXPAREL. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our drug candidates. While we have not experienced shortages of our raw materials in the past, such suppliers may not sell these raw materials to us at the times that we need them or on commercially reasonable terms and we do not have direct control over the availability of these raw materials from our suppliers.
All manufacturing of products, initial product release and stability testing are conducted by us in accordance with cGMP.
Building 1 is an approximately 84,000 square foot concrete structure located on a five acre site. It was custom built as a pharmaceutical research and development and manufacturing facility in 1995. Activities in this facility include the manufacture of EXPAREL bulk product on dedicated production lines and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods and manufacturing of development products. Prior to 2014, the bulk manufacturing of all EXPAREL product sold to the marketplace had occurred in a manufacturing line housed in what we refer to as Suite A. In 2014, the FDA approved our manufacturing lines, referred to as Suite C. Suite C significantly increased our manufacturing capacity and ability to meet the growing demand for EXPAREL. In 2018, we expect Suite A to be used for producing clinical material for development products. We are expanding our EXPAREL manufacturing capacity directly and through agreements with a third-party, Patheon U.K. Limited, or Patheon, as demand for EXPAREL increases, as explained below.
Building 2 is an approximately 45,000 square foot steel and concrete structure located adjacent to Building 1, originally built as a pharmaceutical research and development lab and office building in 2003. We moved most of our Science Center related general and administrative functions to this building in 2015 when it was renovated, as roughly half of the building is office space. The other half of the building is being used for research and development activities as it includes both laboratories and the building infrastructure necessary to support the formulation, analytical testing, clinical and process development activities for additional commercial product indications and new pipeline products. Our pilot plant suite for early-stage clinical product production is also located at Building 2.
Building 6, located in a 17-acre pharmaceutical industrial park, is a two-story concrete masonry structure built in 1977 that we and our predecessors have leased since August 1993. We occupy approximately 22,000 square feet of the first floor. Building 6 houses idle manufacturing equipment that was previously used for DepoCyt(e) production.
Building 7 is an approximately 21,000 square foot concrete panel structure built in 1988 that serves as the main cGMP warehouse for our San Diego operations. It was renovated in 2014 to support the expansion of EXPAREL. The warehouse is primarily used for the storage of materials used in the production of our products. It contains ambient as well as cold temperature cGMP warehouse storage for materials used in our manufacturing operations. It also features a quality control clean room for sampling incoming materials.

Distribution of our DepoFoam products, including EXPAREL, requires cold-chain distribution, whereby a product must be maintained between specified temperatures. We have validated processes for continuous monitoring of temperature from manufacturing through delivery to the end-user.
Co-Production Facilities
In April 2014, we and Patheon entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement (the “Patheon Agreements”) to collaborate in the manufacture of EXPAREL. Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare Patheon’s Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. We will provide Patheon with the equipment necessary to manufacture EXPAREL and will pay fees to Patheon based on Patheon’s achievement of certain technical transfer and construction milestones. We will also reimburse Patheon for certain nominal expenses and additional services. We also currently expect, subject to receipt of regulatory approvals, the first commercial manufacturing suite at Patheon’s facility to commence commercial production in the second half of 2018.
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
The initial term of the Manufacturing and Supply Agreement is 10 years from the date of FDA approval of the initial manufacturing suite. We will pay fees to Patheon for their operation of the manufacturing suites and the amount of EXPAREL produced by Patheon. We will also reimburse Patheon for purchases made on our behalf, certain nominal expenses and additional services. We may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal of EXPAREL from the U.S. or any other market that represents 80% of our overall sales, or at any time for convenience by providing between 18 and 36 months notice (depending on the number of years after the FDA approval date). Either party may terminate the Manufacturing and Supply Agreement in the event of the breach or bankruptcy of the other party.
Upon termination of the Technical Transfer and Service Agreement (other than termination by us for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment, for Patheon’s termination costs up to a maximum amount of $2.7 million.
Intellectual Property and Exclusivity
We seek to protect our product candidates and our technology through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure.
Patents and Patent Applications
We seek to protect the proprietary position of our product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2017, there are over nine families of patents and patent applications relating to various aspects of the DepoFoam delivery technology. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These patents generally have a term of 20 years from the date of the non-provisional filing unless referring to an earlier filed application. Some of our expired U.S. patents have a term from 17 years from the grant date. Our issued patents expire at various dates in the future, as discussed below, with the last currently issued patent expiring in 2033.
We received an issue notification from the United States Patent and Trademark Office, or USPTO, stating that a patent relating to product-by-process and process claims in connection with the production of multivesicular liposomes was issued on March 7, 2017. This patent is listed on the Orange Book for EXPAREL, and includes patent term adjustment that equates to an expiration date of December 24, 2021.
Issued patents for EXPAREL in the U.S. relating to methods for modifying the rate of drug release of the product candidate and the composition of the product candidate expired in January 2017 and will expire in September 2018, respectively. Pursuant to 35 U.S.C. § 156, an application for patent term extension was filed with the USPTO in October 2016 in connection with the regulatory approval of Aratana Therapeutics, Inc.’s NOCITA®. That application was subsequently withdrawn after the product-by-process patent, referenced above, was issued on March 7, 2017. A patent relating to the composition of the product was issued in September 2014 and will expire in September 2018. A patent relating to the method of treatment using EXPAREL was issued in December 2015 and will expire in September 2018. In Europe, granted patent(s) related to the composition of the product candidate expire in September 2018. In Europe, a patent relating to methods of modifying the rate of drug release of the product candidate expired in January 2018. In addition, a granted European patent relating to the process for making the product candidate will expire in November 2018.

In April 2010, a provisional patent was filed relating to a new process to manufacture EXPAREL and other DepoFoam-based products. The process offers many advantages to the current process, including larger scale production and lower manufacturing costs. In April 2011, we filed an international patent application providing the basis for several non-provisional patent applications, for example in the U.S., Europe, China and Japan which, if granted, could potentially prevent others from using this process until at least 2031. In the U.S., six of the applications were issued as patents in 2017. Patents that claim the process and apparatus will expire at the latest in June 2033. One of the patents claims a product made by the process and expires in April 2031. In 2016, one such application was granted as a patent in Japan. In China, applications have been granted as patents in 2015, 2017 and 2018. They claim the methods of using the apparatus and the apparatus itself. Furthermore, a non-exclusively licensed patent of ours relating to EXPAREL was allowed in Europe with an expiration date in October 2021 and was extended in the U.S. until October 2023.

We have also taken steps to protect our product candidate DepoMLX. Currently, we have one patent application allowed in the U.S. for methods of treatment using DepoMLX. Pending patent applications for compositions and methods of treatment using DepoMLX, if granted, would expire in October 2031 and November 2037.

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
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an NSAID, is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. EXPAREL also competes with currently-marketed non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs. Currently EXPAREL also competes with elastomeric pump/catheter devices intended to provide bupivacaine over several days. I-FLOW Corporation (acquired by Kimberly-Clark Corporation in 2009 and spun off into Halyard Health, Inc. in 2014) has marketed these medical devices in the U.S. since 2004.
Government Regulation
In the U.S., prescription drug products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the research, development, testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. Outside the U.S., prescription drug products are regulated by comparable agencies, laws and regulations. Failure to comply with applicable regulatory requirements in the U.S. or elsewhere may result in, among other things, refusal to approve pending applications, withdrawal of an approval, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, debarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on the Company.
United States Regulatory Environment
Generally, the FDA must approve any new drug, including a new use of a previously approved drug, before marketing of the drug occurs in the U.S.. This process generally involves:

•	completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations (21 CFR 58);

•	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin for unapproved use in the U.S.;

•	approval by an independent Institutional Review Board, or IRB, at each clinical trial site before each trial may be initiated;

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
In December 2015 we announced that we achieved an amicable resolution with the U.S. in our lawsuit filed in September 2015 against the FDA and other governmental defendants. The resolution confirms that EXPAREL is, and has been since 2011, broadly indicated for administration into the surgical site to provide postsurgical analgesia.

International Regulation
In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials and the commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval.
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
As with FDA approval, we may not be able to secure regulatory approvals in Europe in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing or distribution would apply to any product that is approved in Europe, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.
In addition to regulations in Europe and the U.S., we will be subject to a variety of foreign regulations governing clinical trials and commercial distribution of any future products.
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
The marketability of our products may suffer if the government and third-party payers fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the U.S. has increased, and we expect will continue to increase, the pressure on pharmaceutical pricing. Some third-party payers require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers that use such therapies, or place limits on the amount of reimbursement. Coverage policies and third-party payer reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for our products, less favorable coverage policies and reimbursement rates may be implemented in the future.
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
Marketing/Data Exclusivity
The FDA may grant three or five years of marketing exclusivity in the U.S. for the approval of new or supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. Additionally, six months of marketing exclusivity in the U.S. is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or non-patent exclusivity period for which the drug product is eligible. Based on our clinical trial program for EXPAREL, the FDA granted three years of marketing exclusivity to EXPAREL, which expired on October 28, 2014.
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
Employees
As of December 31, 2017, we had 489 employees. All of our employees are located in the U.S. except for seven located in England. None of our employees are represented by a labor union, and we consider our current employee relations to be good.
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
We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was approved by the FDA on October 28, 2011 and commercially launched in April 2012. During 2017, sales of EXPAREL constituted the vast majority of our total revenue, and we expect it will do so for the foreseeable future. Our success depends on our ability to continue to effectively commercialize EXPAREL. Our ability to effectively generate revenues from EXPAREL will depend on our ability to, among other things:

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

•	implement and maintain agreements with wholesalers and distributors on commercially reasonable terms;

•	receive adequate levels of coverage and reimbursement for EXPAREL from commercial health plans and governmental health programs;

•	maintain compliance with regulatory requirements;

•	obtain regulatory approvals for additional indications for the use of EXPAREL;

•	ensure that our entire supply chain efficiently and consistently delivers EXPAREL to our customers; and

•	maintain and defend our patent protection and regulatory exclusivity for EXPAREL.
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
Even if we obtain hospital formulary approval for EXPAREL, physicians must still prescribe EXPAREL for its commercialization to be successful. Because EXPAREL is a relatively new drug with a limited track record of sales in the U.S., any inability to timely supply EXPAREL to our customers, or any unexpected side effects that develop from use of the drug, particularly early in product launch, may lead physicians to not accept EXPAREL as a viable treatment alternative.
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
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an NSAID is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. In addition, EXPAREL competes with non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs.
EXPAREL also competes with elastomeric bag/catheter devices intended to provide bupivacaine over several days. I-FLOW Corporation (acquired by Kimberly-Clark Corporation in 2009 and spun off into Halyard Health, Inc. in 2014) has marketed these medical devices in the U.S. since 2004.
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
While physicians in the U.S. may choose, and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is narrowly limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

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
In addition to our internal marketing and sales efforts, we have entered into agreements with third-party distributors to promote and sell EXPAREL in certain territories. For example, in January 2017, we entered into a co-promotion agreement with DePuy Synthes to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market. The initial term of the agreement commenced on January 24, 2017 and ends on December 31, 2021, with the option to extend the agreement in 12 month increments upon mutual agreement of the parties, subject to certain conditions. We may seek additional distribution arrangements in the future, including arrangements with third-party distributors to commercialize and sell EXPAREL in certain foreign countries. The use of distributors involves certain risks, including risks that such distributors will:

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
We may need to increase the size of our organization and effectively manage our sales force, and we may experience difficulties in managing growth.
As of December 31, 2017, we had 489 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly marketing positions, due to competition for personnel among pharmaceutical businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:

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
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development and manufacturing expertise for our DepoFoam delivery technology and the commercialization expertise of certain members of our senior management. In particular, we are highly dependent on the skills and leadership of our senior management team. If we lose one or more of these key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for EXPAREL, DepoCyt(e) or product candidates that we may develop and may have to limit their commercialization.
The use of EXPAREL, DepoCyt(e) and any product candidates that we may develop, license or acquire in clinical trials and the sale of any products for which we obtain regulatory approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. We have been a party of these suits in the past and may be again in the future. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
We are currently the sole manufacturer of EXPAREL. Our inability to continue manufacturing adequate supplies of the product could result in a disruption in the supply to our customers and partners, which could have a material adverse impact on our business and results of operations.
We are currently the sole manufacturer of EXPAREL, and we expect to be the sole manufacturer until, if and when manufacturing operations commence at Patheon’s facility, which we currently expect, subject to receipt of regulatory approvals, to commence during the second half of 2018. As of December 31, 2017, we currently develop and manufacture EXPAREL at our facilities in San Diego, California, which are the only currently-FDA approved sites for manufacturing EXPAREL in the world. We may experience temporary or prolonged suspensions in production of our products due to issues in our manufacturing process that must be remediated or in response to inspections conducted by the FDA or similar foreign regulatory authorities, which could have a material adverse effect on our business, financial position and results of operations. For example, in June 2017 we discontinued production of DepoCyt(e) due to persistent technical issues specific to the DepoCyt(e) manufacturing process.
Our San Diego facilities are also subject to the risks of a natural or man-made disaster, including earthquakes and fires, or other business disruptions. In addition, we have obtained limited property and business interruption insurance coverage for our facilities in San Diego. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for EXPAREL if there were a catastrophic event or failure of our current manufacturing system. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, and would be very time consuming. An inability to continue manufacturing adequate supplies of EXPAREL at our facilities in San Diego, California could result in a disruption in the supply of EXPAREL to our customers and partners and a breach of our contractual obligations to such counterparties.
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
The Patheon facilities must be approved by the FDA prior to any production and manufacturing of EXPAREL. We currently expect, subject to receipt of regulatory approvals, that the first commercial manufacturing suite at Patheon’s facility will commence commercial production in the second half of 2018. If the construction of the Patheon suites is delayed, if Patheon experiences unanticipated cost overruns, or if the Patheon suites do not receive or maintain regulatory approvals in the timeframe anticipated (if at all), this could have a material adverse effect on our business, financial position and results of operations.
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
We rely on third parties for the timely supply of specified raw materials and equipment for the manufacture of EXPAREL. Although we actively manage these third-party relationships to provide continuity and quality, some events which are beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations.
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
An important part of our business strategy is to continue to develop a pipeline of product candidates by developing, acquiring or in-licensing products, businesses or technologies that we believe are a strategic fit with our focus on the hospital marketplace, including our current product candidate DepoMLX. However, these business activities may entail numerous operational and financial risks, including:

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
We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical companies and other competitors, including public and private research organizations, academic institutions and government agencies, in our efforts to establish new collaborations and in-licensing opportunities. These competitors may have access to greater financial resources, research and development staffs and facilities than us and may have greater expertise in identifying and evaluating new opportunities. We may not be successful in locating and acquiring or in-licensing additional desirable product candidates on acceptable terms or at all. We may also not be successful in developing or commercializing our current product candidate DepoMLX. Such efforts may require the dedication of significant financial and personnel resources, and any diversion of resources may also disrupt our management from expanding on EXPAREL sales. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
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
Our business model is to commercialize our product candidates in the U.S. and generally to seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our product candidates in the rest of the world. Accordingly, we may enter into collaboration arrangements in the future on a selective basis. Any future collaboration arrangements that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaboration arrangements.
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
Prior to receiving approval to commercialize any of our drug products, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA, other regulatory authorities in the U.S., and other countries, that each of the products is both safe and effective. For each drug product, we will need to demonstrate its efficacy and monitor its safety throughout the process. If such development is unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.
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

While physicians in the U.S. may choose, and are generally permitted to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, under the FDA’s regulations our ability to promote the products is narrowly limited to those indications that are approved by the FDA. “Off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of such protection is unclear. Moreover, while we promote our products consistent with what we believe to be the approved indication for our drugs, the FDA may disagree. If the FDA determines that our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, bring an enforcement action against us, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines, or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our reputation and our business.

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
The FDA, as a condition of the EXPAREL NDA approval on October 28, 2011, has required us to study EXPAREL in pediatric patients. We have agreed to a trial timeline where, over several years, we will study pediatric patient populations in descending order starting with 12-18 year olds and ending with children under two years of age. These trials will be expensive and time consuming and we are required to meet the timelines for submission of protocols and data and for completion as agreed with the FDA, and we may be delayed in meeting such timelines. We are required to conduct these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective. The failure to conduct these pediatric trials or to meet applicable deadlines could result in the imposition of sanctions, including, among other things, issuance of warnings letters or imposition of seizures or injunctions.
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
While physicians may choose to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote the products is limited to those indications that are specifically approved by the FDA. These “off-label” uses are common across medical specialties and may constitute an appropriate treatment for some patients in varied circumstances. Regulatory authorities in the U.S. generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications by pharmaceutical companies on the subject of off-label use. Although recent court decisions suggest that certain off-label promotional activities may be protected under the First Amendment, the scope of any such protection is unclear. If our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. In addition, our failure to follow FDA rules and guidelines relating to promotion and advertising may cause the FDA to issue warning letters or untitled letters, suspend or withdraw an approved product from the market, require a recall or institute fines or civil fines or could result in disgorgement of money, operating restrictions, injunctions or criminal prosecution, any of which could harm our business.
If we do not comply with federal, state and foreign laws and regulations relating to the health care business, we could face substantial penalties.
We and our customers are subject to extensive regulation by the federal government, and the governments of the states and foreign countries in which we may conduct our business. In the U.S., the laws that directly or indirectly affect our ability to operate our business include the following:

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
The design, development, manufacture, supply and distribution of EXPAREL are highly regulated and technically complex.
The design, development, manufacture, supply and distribution of EXPAREL are all highly regulated. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. In addition, the facilities used to manufacture, store and distribute EXPAREL are subject to inspection by regulatory authorities at any time to determine compliance with applicable regulations.
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
The design, development, manufacture, supply and distribution of EXPAREL are all highly complex. As part of our routine stability monitoring that occurred in October 2016, it came to our attention that one of two test batches of EXPAREL made in early 2016 had fallen slightly out of specification for one of the 21 acceptance criteria measured during testing. This test result was unexpected and suggestive of some deviation from a consistency of manufacturing output. As a result, we have been in discussions with the FDA about both a modification of that specification as well as the potential development of a new analytical test for this attribute. Until that process is completed, we agreed with the FDA that all EXPAREL manufactured beginning in October 2016 will include 12 month expiration dating. In connection with this issue, in 2016, we recorded a $20.7 million charge to cost of goods sold. An internal investigation tied this unexpected result to a modification in the manufacturing process that existed when this product was made, which has subsequently been corrected. If we are unable to manufacture EXPAREL in compliance with our specifications, we may be subject to product exchanges or other corrective measures.
If we fail to comply with the extensive regulatory requirements to which we and our products are subject, such products could be subject to restrictions or withdrawal from the market and we could be subject to penalties.
The testing, manufacturing, quality control, labeling, safety, effectiveness, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of EXPAREL and our product candidates are subject to extensive regulation by governmental authorities in the U.S. and elsewhere throughout the world. Quality control and manufacturing procedures regarding EXPAREL and our product candidates must conform to cGMP. Regulatory authorities, including the FDA and the MHRA, periodically inspect manufacturing facilities to assess compliance with cGMP. Our failure, or the failure of any contract manufacturers with whom we may work in the future, to comply with the laws administered by the FDA, the MHRA or other governmental authorities could result in, among other things, any of the following:

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
If the government or third-party payers fail to provide coverage and adequate coverage and payment rates for EXPAREL or any future products, or if hospitals choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
In both domestic and foreign markets, sales of our existing products and any future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In particular, many U.S. hospitals receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital incurs, hospitals may choose to use therapies which are less expensive when compared to our product candidates. Although hospitals may receive separate reimbursement for EXPAREL used in the hospital outpatient setting, EXPAREL or any product candidates that we may develop, in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time, financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. For example, third-party payers may limit the indications for which our products will be reimbursed to a smaller set of indications than we believe is appropriate or limit the circumstances under which our products will be reimbursed to a smaller set of circumstances than we believe is appropriate. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer.
Further, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and in international markets, as federal, state and foreign governments continue to propose and pass new legislation designed to reduce or contain the cost of healthcare. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have a negative effect on our business, results of operations, financial condition and prospects.

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
The active ingredient in EXPAREL is bupivacaine. Patent protection for the bupivacaine molecules themselves has expired and generic immediate-release products are available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as EXPAREL so long as the competitors do not infringe any process, use or formulation patents that we have developed for drugs encapsulated in our DepoFoam drug delivery technology.
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
Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for EXPAREL, DepoFoam and for any product candidates that we may develop, license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in pharmaceutical or biotechnology patents has emerged to date in the U.S.. Patent positions and policies outside the U.S. are even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the U.S. and other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.
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
Patent applications in the U.S. are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on EXPAREL, our DepoFoam drug delivery technology or any product candidates that we may develop, license or acquire. In the event that a third-party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention in the U.S.. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect our drug market.
In addition, some countries, including many in Europe, do not grant patent claims directed to methods of treating humans, and in these countries patent protection may not be available at all to protect our product candidates. Even if patents are issued, we cannot guarantee that the claims of those patents will be valid and enforceable or provide us with any significant protection against competitive products, or otherwise be commercially valuable to us. Furthermore, while we generally apply for patents in those countries where we intend to make, have made, use or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file a patent application in any such country, we may be precluded from doing so at a later date. We also cannot assure you that the patents issuing as a result of our foreign patent applications will have the same scope of coverage as our U.S. patents.

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
We also rely on trade secrets to protect our technology, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets through confidentiality and non-disclosure agreements, our licensors, employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our information to competitors. Policing unauthorized use of our trade secrets or enforcing a claim that a third-party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, trade secret laws in other countries may not be as protective as they are in the U.S.. Thus, courts outside the U.S. are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.
In order to protect the goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the “Pacira”, “EXPAREL”, “DepoCyt”, and “DepoCyte” marks with the USPTO. A third-party may assert a claim that one of our marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or objections by the FDA could force us to select a new name for one of our product candidates, which could cause us to incur additional expense or delay the commercialization of such product.
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
We are a specialty pharmaceutical company with a limited operating history. We have focused primarily on developing and commercializing EXPAREL. Up until 2015, we had incurred losses in each year since our inception in December 2006. We had a net loss of $42.6 million for the year ended December 31, 2017, a net loss of $37.9 million for the year ended December 31, 2016 and net income of $1.9 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $389.1 million. These losses, among other things, have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL. As a result, we had not been profitable prior to 2015 and were not profitable in 2016 or 2017. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses.
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
Developing and commercializing products for use in the hospital setting, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs that we may develop is expensive. We may need to raise additional capital to:

•	continue to fund our operations;

•	continue our efforts to hire additional personnel and build a commercial infrastructure to commercialize EXPAREL;

•	qualify, outsource or build additional commercial-scale manufacturing of our products under cGMP;

•	in-license and develop additional product candidates; and

•	refinance our current 2.375% convertible senior notes, due April 2022.
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
We have significant federal and state net operating loss, or NOL, carryforwards and federal and state research and development tax credit carryforwards. Our NOL carryforwards and research and development tax credits may expire and not be used. Our NOL carryforwards will begin expiring in 2025 for federal purposes and in 2024 for state purposes if we have not used them prior to that time. For any federal NOLs generated after December 31, 2017, the NOLs will have an indefinite life and utilization will be subject to a limitation of 80% of taxable income. The non-U.S. NOLs do not expire. Additionally, our ability to use certain NOLs and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 because we experienced cumulative changes in ownership of more than 50% within a three-year period. Such ownership changes were triggered by the cumulative ownership changes arising as a result of the initial acquisition of the Company’s stock in 2007 and the completion of our initial public offering and our other financing transactions. Because of the ownership changes, we will be limited regarding the amount of NOL carryforwards and research tax credits that we can utilize annually in the future to offset taxable income or tax, respectively. Such an annual limitation will significantly reduce the utilization of the NOLs and research tax credits before they expire. In addition, California and certain states have suspended use of NOL carryforwards for certain taxable years, and other states are considering similar measures. As a result, we may incur higher state income tax expense in the future. Depending on our future tax position, continued suspension of our ability to use NOL carryforwards in states in which we are subject to income tax could have an adverse impact on our results of operations and financial condition.
Risks Related Our Indebtedness and our Common Stock
Our common stock price may be subject to significant fluctuations and volatility.
Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 27, 2018, the trading prices of our stock have ranged from $6.16 to $121.95 per share.
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
Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the 2.375% convertible senior notes due 2022, or 2022 Notes, issued in our private offering completed on March 13, 2017, as described below, or to make cash payments in connection with any conversion of the 2022 Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

As of December 31, 2017, our total consolidated gross indebtedness was $345.3 million, all of which was unsecured indebtedness, and our subsidiaries had no indebtedness (in each case, excluding trade payables, intercompany liabilities and income tax-related liabilities). The total consists of $345.0 million of principal outstanding on the 2022 Notes and $0.3 million of principal outstanding on our 3.25% convertible senior notes due 2019.
Despite our current indebtedness levels, we may still incur substantially more indebtedness or take other actions which would intensify the risks discussed above.
Despite our current consolidated indebtedness levels, we and our subsidiaries may be able to incur substantial additional indebtedness in the future, subject to any restrictions contained in our then-existing debt instruments, some of which may be secured indebtedness. We are not restricted under the terms of the indenture governing the 2022 Notes from incurring additional indebtedness, securing existing or future indebtedness, recapitalizing our indebtedness or taking a number of other actions that could have the effect of diminishing our ability to make payments on the 2022 Notes or any future indebtedness.
We may not have the ability to raise the funds necessary to settle conversions of the 2022 Notes in cash to the extent elected or to repurchase the 2022 Notes upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the 2022 Notes or limitations on our ability to repurchase the 2022 Notes.
Holders of the 2022 Notes will have the right to require us to repurchase their 2022 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. In addition, upon conversion of the 2022 Notes, (if we choose to settle the principal amount in cash at our option) we will be required to make cash payments for each $1,000 in principal amount of 2022 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2022 Notes surrendered therefor or 2022 Notes being converted. Any credit facility or other agreement that we may enter into may limit our ability to make cash payments at the time of a fundamental change or upon conversion of the 2022 Notes. Further, our ability to repurchase the 2022 Notes or to pay cash upon conversions of the 2022 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2022 Notes at a time when the repurchase is required by the indenture or to pay any cash payable on future conversions of the 2022 Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2022 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2022 Notes, if triggered and elected, may adversely affect our financial condition and operating results.
Under certain circumstances, holders of the 2022 Notes are entitled to convert their 2022 Notes to common stock at any time during specified periods at their option. If one or more holders elect to convert their 2022 Notes, we would be required to settle any converted principal through the payment of cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, which could adversely affect our liquidity to the extent cash is paid.
Conversion of the 2022 Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their 2022 Notes, or may otherwise depress the price of our common stock.
The conversion of the 2022 Notes into shares of our common stock, to the extent that we choose not to deliver all cash for the conversion value in excess of the principal amount (or if we elect to settle the principal amount in shares of our common stock at our option), will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon conversion of the 2022 Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2022 Notes may encourage short selling by market participants due to this dilution or may facilitate trading strategies involving the 2022 Notes and our common stock.
Future sales in the public market or issuances of our common stock could lower the market price for our common stock.
In the future, we may sell additional shares of our common stock to raise capital. Except under limited circumstances, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including upon exercise of our outstanding options or otherwise, will dilute the ownership interest of our common stockholders. In addition, our greater than 5% stockholders may sell a substantial number of their shares in the public market, which could also affect the market price for our common stock. We cannot predict the size of future sales or issuances of our common stock or the effect, if any, that they may have on the market price for our common stock. The liquidity and trading volume of our common stock is limited. For the three months ended December 31, 2017, the average per day trading volume of our common stock was 764,778 shares. The issuance and/or sale of substantial amounts of common stock, or the perception that such issuances and/or sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or debts securities.
The accounting method for convertible debt securities that may be settled in cash, such as the 2022 Notes, could have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the 2022 Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component would be treated as debt discount for purposes of accounting for the debt component of the 2022 Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the 2022 Notes to their face amount over the term of the 2022 Notes. We will report larger net losses in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the 2022 Notes.
In addition, under certain circumstances, convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the 2022 Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the 2022 Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the 2022 Notes, then our net losses per share would be increased.

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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
We occupy four facilities totaling approximately 172,000 square feet at our Science Center Campus in San Diego, California. We use these facilities for research and development, manufacturing, general and administrative purposes and the storage of inventory and raw materials. Our research and development, warehouse and DepoCyt(e) manufacturing properties in San Diego are under leases which expire in August 2020 and our EXPAREL manufacturing facility in San Diego is under a lease which expires in December 2025. In addition, we maintain our executive offices and our commercial and business development facility in Parsippany, New Jersey, where we occupy approximately 42,000 square feet under a lease expiring in March 2028.
We believe that our research and development and manufacturing facilities at our Science Center Campus and those being developed in conjunction with Patheon (as discussed in Item 1—Business above) will be sufficient for our commercial and pipeline development needs. We also may add new facilities or expand existing facilities as we add employees, expand our geographic markets and if demand for EXPAREL increases and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
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

Year Ended 2017	High	Low
Fourth Quarter	$47.55	$29.81
Third Quarter	51.10	34.35
Second Quarter	52.48	41.70
First Quarter	58.95	31.70

Year Ended 2016	High	Low
Fourth Quarter	$38.20	$29.95
Third Quarter	46.22	32.16
Second Quarter	65.64	31.08
First Quarter	76.75	44.15
On February 20, 2018, the closing price of our common stock as reported on The NASDAQ Global Select Market was $31.25 per share and we had approximately 13 holders of record of our common stock.
Performance Graph
The following graph shows the value of an investment of $100 on December 31, 2012, in each of our common stock (PCRX), the NASDAQ Composite index (^IXIC) and the NASDAQ Biotechnology index (^NBI). The indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. All results assume the reinvestment of dividends, if any, and are calculated as of December 31st of each year. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

Comparison of Cumulative Total Returns

	Cumulative Total Return as of December 31,
	2012	2013	2014	2015	2016	2017
Pacira Pharmaceuticals, Inc. (PCRX)	$100.00	$329.08	$507.50	$439.55	$184.89	$261.31
NASDAQ Composite (^IXIC)	100.00	138.32	156.85	165.84	178.28	228.63
NASDAQ Biotechnology (^NBI)	100.00	165.61	222.08	247.44	193.79	234.59
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain earnings, if any, to finance the growth and development of our business, and as such we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, provisions of applicable law and any other factors the board of directors deems relevant.
Item 6.    Selected Financial Data
The following tables provide selected consolidated financial data. We have prepared this information using our audited consolidated financial statements as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The following consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Year Ended December 31,
	2017		2016		2015	2014	2013
Consolidated Statements of Operations Data	(In thousands, except per share data)
Revenues:
Net product sales	$284,342		$270,073		$244,487	$193,526	$81,956
Collaborative licensing and milestone revenue	387		3,426		1,426	1,287	972
Royalty revenue	1,901		2,872		3,084	2,855	2,623
Total revenues	286,630		276,371		248,997	197,668	85,551
Operating expenses:
Cost of goods sold	87,915		110,104	[2]	71,837	77,440	54,772
Research and development	57,290		45,678		28,662	18,731	21,560
Selling, general and administrative	161,494		152,613	[3]	139,043	106,662	62,508
Product discontinuation	4,868	[1]	—		—	—	—
Total operating expenses	311,567		308,395		239,542	202,833	138,840
Income (loss) from operations	(24,937)		(32,024)		9,455	(5,165)	(53,289)
Other (expense) income:
Interest income	4,078		1,323		678	382	259
Interest expense	(18,047)		(7,061)		(7,725)	(8,278)	(7,253)
Loss on early extinguishment of debt	(3,732)		—		(52)	—	(3,398)
Royalty interest obligation	—		—		(71)	(323)	(623)
Other, net	167		(82)		(165)	(159)	(47)
Total other expense, net	(17,534)		(5,820)		(7,335)	(8,378)	(11,062)
Income (loss) before income taxes	(42,471)		(37,844)		2,120	(13,543)	(64,351)
Income tax (expense) benefit	(140)		(105)		(264)	(173)	442
Net income (loss)	$(42,611)		$(37,949)		$1,856	$(13,716)	$(63,909)

Net income (loss) per share:
Basic net income (loss) per common share	$(1.07)		$(1.02)		$0.05	$(0.39)	$(1.93)
Diluted net income (loss) per common share	$(1.07)		$(1.02)		$0.04	$(0.39)	$(1.93)
Weighted average common shares outstanding:
Basic	39,806		37,236		36,540	35,299	33,182
Diluted	39,806		37,236		41,301	35,299	33,182
1 - Relates to a $5.4 million charge related to to the discontinuation of our DepoCyt(e) manufacturing activities, including $0.5 million for DepoCyt(e) related inventory, which is recorded in cost of goods sold, and $4.9 million for the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, the write-off of property, plant and equipment, employee severance, asset retirement obligations and other estimated exit costs. For further discussion of this charge, see Note 15, Commercial Partners and Other Agreements, to our consolidated financial statements included herein.
2 - Includes a $20.7 million charge for inventory and related reserves for the cost of EXPAREL batches impacted by a routine stability test that did not meet required specifications. For further discussion of this charge, see Note 4, Inventories, to our consolidated financial statements included herein.
3 - Includes a $7.1 million contract termination charge due to CrossLink Bioscience, LLC. For further discussion of this charge, see Note 15, Commercial Partners and Other Agreements, to our consolidated financial statements included herein.

	December 31,
	2017	2016	2015	2014	2013
Consolidated Balance Sheet Data	(In thousands)
Cash and cash equivalents, restricted cash, short-term and long-term investments	$371,394	$172,597	$172,427	$182,598	$73,785
Working capital (deficit)	334,893	198,251	102,794	71,715	(18,345)
Total assets	628,371	391,466	387,735	323,540	166,668
Long-term liabilities	292,671	127,652	19,555	14,917	6,628
Accumulated deficit	(389,136)	(346,238)	(308,289)	(310,145)	(296,429)
Total stockholders’ equity	279,483	218,976	218,392	171,145	41,249

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
Overview
We are a specialty pharmaceutical company committed to driving innovation in postsurgical pain management with opioid-sparing strategies. Our product pipeline is based on our proprietary DepoFoam® extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. We are currently commercializing EXPAREL® (bupivacaine liposome injectable suspension), an amide-type local anesthetic indicated for single-dose administration into the surgical site to produce postsurgical analgesia. EXPAREL was approved by the United States Food and Drug Administration, or FDA, in October 2011 and commercially launched in April 2012. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and we have no product held by wholesalers. Our pipeline includes the DepoFoam-based product candidate, DepoMeloxicam.

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
Highlights and Recent Events

•
In October 2017, we announced that the FDA accepted the resubmission of our supplemental New Drug Application, or sNDA, seeking expansion of the EXPAREL label to include administration via nerve block for prolonged regional analgesia. Our sNDA for EXPAREL as a nerve block for regional analgesia was discussed at a meeting of the Anesthetic and Analgesic Drug Products Advisory Committee, or AADPAC, on February 14-15, 2018. The AADPAC committee members voted six to four against approval of the EXPAREL sNDA. The committee’s feedback will be considered by the FDA in its review of the sNDA. The FDA’s Prescription Drug User Fee Act (PDUFA) goal date for completion of its review is April 6, 2018. The sNDA is based on the positive data from a Phase 3 study of EXPAREL in femoral nerve block for total knee arthroplasty, or TKA, (lower extremity) and a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries (upper extremity). It also includes safety and pharmacokinetic data through 120 hours.

•
In October 2017, we made a cash investment of $15.0 million in convertible preferred B shares of TELA Bio Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. OviTex Reinforced BioScaffolds (RBSs) are intended for use as a surgical mesh to reinforce and/or repair soft tissue where weakness exists. In conjunction with the investment in TELA Bio, we acquired an option to purchase an additional $10.0 million of convertible preferred B shares of TELA Bio under the same terms and conditions as existed on the initial purchase date. The purchase option expires on September 15, 2018. If we do not exercise our purchase option, we may be required to invest up to $10.0 million in TELA Bio convertible preferred B shares under certain conditions. This contingent purchase obligation expires on October 31, 2018.

•
In September 2017, we announced a collaboration with Aetna, one of the nation’s leading diversified health care benefits companies, with the support of the American Association of Oral and Maxillofacial Surgeons. This national program aims to reduce the number of opioid tablets dispensed to patients undergoing impacted third molar (wisdom tooth) extractions by at least 50 percent through the utilization of EXPAREL to provide prolonged non-opioid postsurgical pain control. Aetna will include the cost of EXPAREL as a covered expense for impacted third molar extractions performed by surgeons who have completed training on use of the product.

•
In February 2017, we received an issue notification from the U.S. Patent and Trademark Office stating that a patent relating to product-by-process and process claims in connection with the production of multivesicular liposomes was issued on March 7, 2017. This patent is listed on the Orange Book for EXPAREL, and includes a patent term adjustment that equates to an expiration date of December 24, 2021. For further discussion, see “Intellectual Property and Exclusivity” in Item 1. “Business” included in this report.

•
In January 2017, we announced the initiation of an agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market. DePuy Synthes field representatives, specializing in joint reconstruction, spine, sports medicine and trauma, will collaborate with, and supplement our field teams by expanding the reach and frequency of EXPAREL education in the hospital surgical suite and ambulatory surgery center settings. We believe our collaboration with DePuy Synthes will accelerate and enhance our education and training efforts with orthopedic customers as we aim to broaden and strengthen the adoption and use of EXPAREL. In addition to supporting orthopedic specialties, we will focus on soft tissue surgeons in key specialties and anesthesiologists, and continue to act as the overall EXPAREL account manager.

EXPAREL
Expanded Indication

The FDA is currently reviewing our sNDA seeking an expansion of the EXPAREL label to include administration via nerve block for prolonged regional analgesia. The AADPAC committee members voted six to four against approval of the EXPAREL sNDA. The committee’s feedback will be considered by the FDA in its review of the sNDA. We believe that this new indication would (i) present an alternative long-term method of pain control with a single injection, replacing the costly and cumbersome standard of care requiring a perineural catheter, drug reservoir and pump needed to continuously deliver bupivacaine and (ii) allow us to further leverage our manufacturing and commercial infrastructure. The expected action date by the FDA is April 6, 2018.

The sNDA is based on positive data from a Phase 3 study of EXPAREL in femoral nerve block for TKA (lower extremity) and a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries (upper extremity). It includes data from eight company sponsored studies with safety and pharmacokinetic data through 120 hours. In addition, the sNDA includes data from two investigator-initiated studies that provide additional experience in smaller, peripheral nerve block settings.

Phase 4 Trials

We are investing in a series of blinded, randomized, bupivacaine comparator Phase 4 trials in key surgical procedures with EXPAREL as the foundation of a multimodal analgesic regimen, such as C-Section, hip fracture, spine, colorectal and breast reconstruction surgeries. Our Phase 4 trials are also designed to support clinician education on procedure-specific best-practice care. We believe positive data from our Phase 4 studies will lead to improved patient outcomes and customer satisfaction.

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

Pediatrics
The FDA, as a condition of EXPAREL approval, has required us to study EXPAREL in pediatric patients. We were granted a deferral for the required pediatric trials in all age groups for EXPAREL in the setting of wound infiltration and plan to conduct these pediatric trials as a post-marketing requirement, which was stated in the NDA approval letter for EXPAREL. We have assembled an extensive package of real-world evidence on the use of EXPAREL from The Cleveland Clinic and the Premier Database from patients under the age of 18 for several surgical procedures. We are currently working with the FDA to define a regulatory pathway using these data as the core of our submission. Pediatric patients currently have no approved alternatives to opioids for the management of severe postsurgical pain, and we believe they are in desperate need of additional pain control options. As a result, we are aggressively moving forward to make EXPAREL available to this particularly vulnerable patient population.

Product Pipeline

DepoFoam is used to extend the release of active drug substances. With this technology, we are currently developing DepoMeloxicam, or DepoMLX, a non-steroidal anti-inflammatory drug, or NSAID. Completion of clinical trials may take several years or more. The length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. We are also evaluating other potential DepoFoam compounds, and formulation work is underway for a number of pipeline candidates.

DepoMLX is a long-acting NSAID, designed to treat moderate to severe pain as part of a non-opioid multimodal regimen. A product designed for single-dose local administration such as DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose-dependent gastrointestinal side effects. Meloxicam, which is currently available as an oral formulation, is a commonly used NSAID on the market today. We expect our customer audience for this drug to be similar to the target for EXPAREL infiltration.
We opened an Investigational New Drug (IND) application for DepoMLX in December 2017 and expect to initiate a Phase 1 clinical trial in 2018.

Results of Operations
Comparison of Years Ended December 31, 2017, 2016 and 2015
Revenues
Our net product sales primarily include sales of EXPAREL in the U.S. and DepoCyt(e) in the U.S. and Europe. We also earn royalties based on sales by commercial partners of DepoCyt(e) and license fees and milestone payments from third parties.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2017 versus 2016	2016 versus 2015
	2017	2016	2015	% Increase / (Decrease)
Net product sales:
EXPAREL	$282,905	$265,802	$239,851	6%	11%
DepoCyt(e) and other product sales	1,437	4,271	4,636	(66)%	(8)%
Total net product sales	284,342	270,073	244,487	5%	10%
Collaborative licensing and milestone revenue	387	3,426	1,426	(89)%	140%
Royalty revenue	1,901	2,872	3,084	(34)%	(7)%
Total revenues	$286,630	$276,371	$248,997	4%	11%
EXPAREL revenue grew 6% and 11% in the years ended December 31, 2017 and 2016, respectively, primarily due to increased sales volumes of 7% and 10%. The difference between annual volume growth and the related revenue increase is generally due to modest changes in revenue related allowances. The demand for EXPAREL has continued as a result of new accounts and growth within existing accounts, which has been driven by continued adoption of EXPAREL use in soft tissue and orthopedic procedures.

DepoCyt(e) and other product sales decreased 66% in 2017 versus 2016, primarily due to fewer DepoCyt(e) lots sold to our commercial partners as a result of persistent technical issues specifically related to the DepoCyt(e) manufacturing process and the discontinuation of our DepoCyt(e) manufacturing activities in June 2017. DepoCyt(e) and other product sales decreased 8% in 2016 primarily due to a decrease in domestic DepoCyt(e) sales volume.
Collaborative licensing and milestone revenue decreased 89% in 2017 versus 2016, primarily due to $2.0 million in milestones earned in 2016 under our agreement with Aratana Therapeutics, Inc., or Aratana, for the development and commercialization of our products in animal health indications and the cessation of recognizing deferred revenue from a development and licensing agreement with Amylin Pharmaceuticals, Inc. which expired in January 2017. The increase in collaborative licensing and milestone revenue of 140% in 2016 versus 2015 was primarily due to the Aratana milestones earned in 2016.
Royalty revenue primarily reflects royalties earned on collections of end-user sales of DepoCyt(e) by our commercial partners. Royalty revenue decreased 34% in 2017 versus 2016 due to the discontinuation of our DepoCyt(e) manufacturing activities in June 2017.
Cost of Goods Sold

Cost of goods sold primarily relates to the costs to produce, package and deliver our products to customers. These expenses include labor, raw materials, manufacturing overhead and occupancy costs, depreciation of facilities, royalty payments, quality control and engineering.
The following table provides information regarding cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2017 versus 2016	2016 versus 2015
	2017	2016	2015	% Increase / (Decrease)
Cost of goods sold	$87,915	$110,104	$71,837	(20)%	53%
Gross margin	69%	60%	71%

The 9 percentage point increase in our gross margins in 2017 versus 2016 is largely due to a $20.7 million charge for inventory and related reserves in second half of 2016 related to a single stability batch for EXPAREL that was outside of specification for one of 21 acceptance criteria, improving 2017 gross margins by 7 percentage points. The manufacturing issue that existed when this batch was made was subsequently corrected. We also had $5.9 million of unplanned manufacturing shutdown charges in 2016 related to this event improving gross margins in 2017 by 2 percentage points.
The 11 percentage point decrease in our gross margins in 2016 versus 2015 primarily reflects $20.7 million for inventory and related reserves discussed above. We also had a higher EXPAREL manufacturing cost per vial due to lower planned production, partially offset by a shift to utilizing a portion of our manufacturing lines in support of new pipeline product development opportunities at our Science Center Campus in San Diego starting mid-year 2015. In addition, gross margins decreased due to higher costs of $3.0 million related to the expansion of our manufacturing capacity in Swindon, England, in partnership with Patheon U.K. Limited, or Patheon, and increases of $2.9 million for unplanned manufacturing shutdown charges in 2016 versus 2015.
Research and Development Expenses
Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including Phase 4 trials that are required as a condition of FDA approval or are conducted to generate new data such as dosing and administration techniques and stock-based compensation expenses. Clinical development expenses include costs for clinical personnel, clinical trials performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other research and development expenses include development costs for our products and medical information expenses, which include personnel, equipment, materials and contractor costs for process development and product candidates, toxicology studies, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2017 versus 2016	2016 versus 2015
	2017	2016	2015	% Increase / (Decrease)
Clinical development	$33,138	$23,566	$12,609	41%	87%
Product development and other	20,811	18,815	10,919	11%	72%
Stock-based compensation	3,341	3,297	5,134	1%	(36)%
Total research and development expense	$57,290	$45,678	$28,662	25%	59%
% of total revenue	20%	17%	12%
Total research and development expenses increased 25% in 2017 versus 2016 largely due to a $9.6 million increase in clinical development expenses driven by the completion of our two Phase 3 trials evaluating EXPAREL as a single-dose nerve block for prolonged regional analgesia. Enrollment in these studies began in the second quarter of 2016 and concluded in June 2017. The increase in clinical development expense was partially offset by a decrease in research grants. Product development and other expense increased $2.0 million which reflects higher research and development facility costs at our Science Center Campus in San Diego, increased support from commercial manufacturing and quality organizations to support research and development functions and expenditures to develop a 200-liter manufacturing skid as part of a scale-up of our manufacturing capacity in Swindon, England. These increases were partially offset by reduced expenditures investigating the 2016 stability issue and fewer preclinical toxicology studies. Stock-based compensation increased 1%.
Total research and development expenses increased 59% in 2016 versus 2015 largely due to an $11.0 million increase in clinical development expenses driven by the enrollment of the Phase 4 infiltration trial in TKA and two Phase 3 nerve block trials. We also incurred start-up expenses for a spine trial and costs for planning pediatric trials. Increased costs also reflect a larger clinical workforce to manage our increased investment in research and development. The increase in clinical development expense was partially offset by a decrease in research grants. Product development and other expenses increased $7.9 million which reflects our investments in the development of a new EXPAREL DepoFoam spray manufacturing process and our pipeline products, along with increased depreciation on our new research and development facility placed into service in August 2015. Expenses for investigational runs and development of a new analytical tool for stability testing are also included in costs for product development and other. Stock-based compensation decreased 36%, which was largely attributable to the requirement to revalue non-employee grants.
Selling, General and Administrative Expenses
Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to our marketing partners for the promotion and sale of EXPAREL, expenses related to communicating health outcome benefits of EXPAREL and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.
The following table provides information regarding selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2017 versus 2016	2016 versus 2015
	2017	2016	2015	% Increase / (Decrease)
Sales and marketing	$94,803	$89,218	$77,733	6%	15%
General and administrative	43,898	41,882	39,088	5%	7%
Stock-based compensation	22,793	21,513	22,222	6%	(3)%
Total selling, general and administrative expenses	$161,494	$152,613	$139,043	6%	10%
% of total revenue	56%	55%	56%
Total selling, general and administrative expenses increased 6% in 2017 versus 2016.

Sales and marketing expenses increased by 6% in 2017 versus 2016. The year over year increase of $5.6 million was driven by an $12.7 million increase in spending for EXPAREL marketing, educational initiatives and programs to create product awareness within key surgical markets. Included in this increase are salaries and related personnel costs for field-based medical and sales professionals to better support and educate our customers, initiatives related to our co-promotion agreement with DePuy Synthes and a new EXPAREL website that includes a surgeon selector tool. We also supported multiple educational programs related to the impact of opioids and postsurgical pain management along with our “Choices Matter” campaign, which is raising awareness about non-opioid treatment options. The increase was partially offset by a $7.1 million contract termination charge due to CrossLink BioScience, LLC, or CrossLink, which was recognized in 2016.

General and administrative expenses increased 5% in 2017 versus 2016. The increase in general and administrative expenses was largely attributable to a $1.1 million increase in regulatory expenses, primarily in preparation for a European Medicines Agency Marketing Authorization Application for EXPAREL in the E.U. Other increased expenditures included support related to our expanded manufacturing facility in England and the development and launch of new corporate and EXPAREL websites.

Stock-based compensation increased 6% in 2017 versus 2016, primarily due to new awards granted in mid-to-late 2016 and 2017.
Total selling, general and administrative expenses increased 10% in 2016 versus 2015.
Sales and marketing expenses increased by 15% in 2016 versus 2015 primarily due to a $7.1 million contract termination charge due to CrossLink which was recognized in June 2016, and is payable quarterly over two years beginning in the fourth quarter of 2016. In addition, we increased the number of our field-based hospital sales specialists and commercial personnel to better support and educate our customers, resulting in a $2.1 million increase in salaries, benefits and other personnel-related costs. We also had a $3.9 million increase in spending for EXPAREL, which included educational initiatives and programs to create product awareness among key orthopedic and soft tissue surgical markets, along with other selling initiatives and promotional activities to support the growth of EXPAREL. Included in the increased spending for EXPAREL was our “Choices Matter” campaign, a national patient education campaign launched in August 2016, focused on educating the patient population about postsurgical non-opioid options for pain relief. We also unveiled a virtual reality educational program to focus on the proper EXPAREL infiltration technique for TKA procedures. In the third quarter of 2016, we launched EXPAREL to the oral and maxillofacial market by introducing a 10mL vial for use in patients undergoing third molar (wisdom teeth) extractions. The increases were partially offset by a decrease in commission-based payments to CrossLink as a result of the mid-year contract termination.
General and administrative expenses increased 7% in 2016 versus 2015 largely due to increases of $1.6 million in business development and $1.5 million in regulatory activities. Business development costs increased commensurate with added personnel to support our strategic initiatives, including our co-promotion agreement with DePuy Synthes executed in January 2017. Regulatory spending increased in support of our EXPAREL sNDA for nerve block, as well as activities for other product pipeline candidates. Expenditures also increased for the expansion of our New Jersey headquarters and in our finance and human resource functions. Legal costs decreased by $2.6 million, driven by a decrease of $4.1 million in legal expenses related to the amicable resolution in December 2015 of a lawsuit with the FDA, which stemmed from a warning letter issued by the FDA’s Office of Prescription Drug Promotion and legal costs related to an April 2015 subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey. These decreases were partially offset by a $1.1 million increase in intellectual property matters and pipeline protection and $0.4 million in other legal matters.
Stock-based compensation decreased 3% in 2016 versus 2015, mostly as a result of lower grant-date fair values of equity awards.
Product Discontinuation Expenses
In June 2017, we discontinued production of DepoCyt(e) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. In the year ended December 31, 2017, we recorded a charge of $5.4 million, of which $0.5 million was for related inventory recorded in cost of goods sold, $2.0 million for lease costs less an estimate of potential sub-lease income, $1.9 million for the write-off of fixed assets and $1.0 million relating to employee severance, asset retirement obligations and other product discontinuation costs.
Other Income (Expense)
The following table provides information regarding other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,			2017 versus 2016	2016 versus 2015
	2017	2016	2015	% Increase / (Decrease)
Interest income	$4,078	$1,323	$678	208%	95%
Interest expense	(18,047)	(7,061)	(7,725)	156%	(9)%
Loss on early extinguishment of debt	(3,732)	—	(52)	N/A	(100)%
Royalty interest obligation	—	—	(71)	N/A	(100)%
Other, net	167	(82)	(165)	N/A	(50)%
Total other expense, net	$(17,534)	$(5,820)	$(7,335)	201%	(21)%
% of total revenue	(6)%	(2)%	(3)%

Total other expense, net increased by 201% in 2017, versus 2016 almost entirely due to the March 2017 issuance of $345.0 million of 2.375% convertible senior notes due 2022, or 2022 Notes, and the repurchase of $118.2 million of our 3.25% convertible senior notes due 2019, or 2019 Notes, which resulted in an increase in interest expense of $11.0 million and a $3.7 million loss on early extinguishment of debt in 2017 versus 2016. Partially offsetting this was an increase in interest income of $2.8 million as a result of additional investments from the net proceeds of the 2022 Notes and $0.2 million of favorable foreign currency gains.

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
Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (in thousands):

	Year Ended December 31,			2017 versus 2016	2016 versus 2015
	2017	2016	2015	% Increase / (Decrease)
Income tax expense	$140	$105	$264	33%	(60)%
Effective tax rate	0%	0%	12%
We recorded tax provisions of $0.1 million, $0.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Since our deferred tax assets are fully offset by a valuation allowance, our total income tax expense includes only current tax expense. The 2017 and 2016 tax provisions consist principally of minimum state taxes and the 2015 tax provision reflects federal alternative minimum tax as well as state taxes. The decrease in 2016 versus 2015 was primarily attributable to the federal alternative minimum tax not being applicable in 2016.
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time transition tax on foreign unremitted earnings, setting limitations on the deductibility of certain costs (e.g., interest expense) and utilization of net operating losses, or NOLs. Any federal NOLs generated after December 31, 2017 will have an indefinite life. The lower U.S. corporate income tax rate is effective January 1, 2018, however the U.S. deferred tax assets and liabilities were adjusted in 2017 when the new tax law was enacted. The estimated impact of the re-measurement of U.S. deferred tax assets and liabilities resulting from the Tax Act was a charge of $55.7 million which was offset by a change in the year-end valuation allowance. The Company had no foreign subsidiary earnings as a result of the historical losses of its foreign subsidiaries.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, convertible preferred stock, common stock, secured and unsecured notes, borrowings under debt facilities, product sales and collaborative licensing and milestone revenue. As of December 31, 2017, we had an accumulated deficit of $389.1 million, cash and cash equivalents, short-term investments and long-term investments of $371.4 million and working capital of $334.9 million.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
Consolidated Statement of Cash Flows Data:	2017	2016	2015
Net cash provided by (used in):
Operating activities	$17,785	$33,453	$28,021
Investing activities	(223,765)	(61,754)	(19,256)
Financing activities	224,162	7,261	10,699
Net increase (decrease) in cash and cash equivalents	$18,182	$(21,040)	$19,464
Operating Activities
During the year ended December 31, 2017, our net cash provided by operating activities was $17.8 million compared to $33.5 million during the year ended December 31, 2016. The decrease of $15.6 million was largely driven by increased expenditures for clinical trials including our two Phase 3 EXPAREL nerve block trials and our Phase 4 EXPAREL infiltration trials and payments to terminate a distribution agreement with CrossLink.
During the year ended December 31, 2016, our net cash provided by operating activities was $33.5 million compared to $28.0 million during the year ended December 31, 2015. Positive cash flows from a $26.0 million increase in EXPAREL net product sales, $2.0 million in milestones earned under our agreement with Aratana and a significantly reduced inventory investment in 2016 versus 2015 was partially offset by increases in our operating expenses. The net result was an increase of $5.4 million in cash from operating activities.
Investing Activities
In 2017, net cash used in investing activities was $223.8 million. This included purchases of fixed assets of $19.3 million, including continued expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego. We also purchased $181.0 million of short-term and long-term investments (net of maturities) primarily funded from the net proceeds of the 2022 Notes, made $8.5 million of contingent consideration payments to SkyePharma Holding, Inc., or Skyepharma, on collections of net sales of EXPAREL and made an equity investment in TELA Bio of $15.0 million as previously discussed in “Highlights and Developments” above.
In 2016, net cash used in investing activities was $61.8 million, which included purchases of fixed assets of $24.7 million. Major capital projects included the continued expansion of our manufacturing capacity in Swindon, England. We also purchased $21.2 million of short-term investments (net of maturities) and made $15.9 million of contingent consideration payments to Skyepharma, including an $8.0 million milestone payment in connection with achieving $250.0 million of EXPAREL net sales collected on an annual basis and $7.9 million of contingent consideration payments.
In 2015, net cash used in investing activities was $19.3 million. This included purchases of fixed assets of $40.3 million. Major capital projects included investing in a new research and development facility at our Science Center Campus and continued expenditures for expanding our manufacturing capacity in Swindon, England. We also made contingent consideration payments to Skyepharma of $7.1 million. These expenditures were partially offset by $28.2 million of short-term investment maturities (net of purchases).
Financing Activities
In 2017, net cash provided by financing activities was $224.2 million, which consisted of proceeds from the issuance of the 2022 Notes of $345.0 million, partially offset by $11.0 million of debt issuance and financing costs. In addition, a portion of the net proceeds from the 2022 Notes was used to retire $118.2 million in principal of the 2019 Notes and for $0.3 million in related costs. Proceeds from the exercise of stock options were $6.8 million and proceeds from the issuance of shares under our ESPP were $1.9 million.
In 2016, net cash provided by financing activities was $7.3 million, which reflected proceeds from the exercise of stock options of $5.8 million and proceeds from the issuance of shares under our ESPP of $1.5 million.

In 2015, net cash provided by financing activities was $10.7 million, which reflected proceeds from the exercise of stock options of $10.1 million and proceeds from the issuance of shares under our ESPP of $2.1 million. The increase was offset by the cash settlement of $1.5 million in principal on a conversion of our 2019 Notes.
Equity Financings
From inception through December 31, 2017, we have raised $344.5 million of net proceeds from the sale of common stock and other equity securities via public offerings.
Debt
2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture agreement, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At December 31, 2017, the outstanding principal on the 2022 Notes was $345.0 million.

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

Prior to the close of business on the business day immediately preceding October 1, 2021, holders may convert the 2022 Notes under certain circumstances—including, but not limited to—if during any given calendar quarter, our stock price closes at or above 130% of the conversion price then applicable during a period of at least 20 out of the last 30 consecutive trading days of the previous quarter.

While the 2022 Notes are currently classified on our consolidated balance sheet at December 31, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Prior to April 1, 2020, we may not redeem the 2022 Notes. On or after April 1, 2020, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 out of 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption.

See Note 8, Debt, to our consolidated financial statements included herein for further discussion of the 2022 Notes.
2019 Convertible Senior Notes
On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal of our 2019 Notes. The 2019 Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. In March 2017, we used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of approximately 2.5 million shares of common stock. The partial repurchase of the 2019 Notes resulted in a $3.7 million loss on early extinguishment of debt. In May 2017, we repurchased $0.5 million aggregate principal of the 2019 Notes in a privately-negotiated transaction for an aggregate of approximately $0.5 million in cash and the issuance of approximately 10 thousand shares of common stock. As of December 31, 2017, the outstanding principal on the 2019 Notes was approximately $0.3 million.

See Note 8, Debt, to our consolidated financial statements included herein for further discussion of the 2019 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments, long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of the 2022 Notes and to service our indebtedness through at least February 28, 2019. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue to expand the commercialization of EXPAREL;

•
the cost and timing of expanding our manufacturing facilities for EXPAREL and our other product candidates, including costs associated with certain technical transfer activities and the construction of manufacturing suites at Patheon’s facility;

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
Contractual Obligations
The table below presents a summary of our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations (1)	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 Years
Senior convertible notes - principal (2)	$345,338	$—	$338	$345,000	$—
Senior convertible notes - interest	36,888	8,204	16,393	12,291	—
Lease obligations (3)	53,733	7,886	15,659	10,611	19,577
Purchase obligations (4)	290	290	—	—	—
Total	$436,249	$16,380	$32,390	$367,902	$19,577

(1) This table does not include potential future milestone payments to Skyepharma which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products, including EXPAREL are met, including $32.0 million when annual net sales of DepoBupivacaine products, including EXPAREL collected reach $500.0 million (measured on a rolling quarterly basis) and $4.0 million upon the first commercial sale in a major E.U. country. This contingency is described further in Note 6, Goodwill, to our consolidated financial statements included herein. In addition, this table does not include various agreements that we have entered into for services with third-party vendors, including agreements to conduct clinical trials, and for consulting and other contracted services due to the cancelable nature of the services.
(2) The amounts displayed in the table above represent the February 2019 maturity of our 2019 Notes and April 2022 maturity of our 2022 Notes. See Note 8, Debt, to our consolidated financial statements included herein for further discussion. Additionally, it excludes any conversion premium on the 2019 Notes and/or 2022 Notes, which may be settled in cash or stock at the Company’s discretion. If the 2019 Notes were converted at December 31, 2017, it would result in an approximate premium of less than ten thousand shares, $0.3 million of cash, or a combination thereof, at the Company’s option. The 2022 Notes were not convertible as of December 31, 2017.
(3) The amounts consist of operating leases for our corporate headquarters in Parsippany, New Jersey and manufacturing, research and development and warehouse space in San Diego, California.
(4) The amounts consist of minimum non-cancelable contractual commitments for the purchase of certain raw materials.

In June 2016, we provided notice to CrossLink electing to terminate our Master Distributor Agreement (as amended) effective as of September 30, 2016. In connection with the termination of the Agreement, a termination fee based on a percentage of earned performance-based fees is due to CrossLink. This fee of $7.1 million is payable to CrossLink quarterly over two years and was recorded in selling, general and administrative expense in the consolidated statements of operations. At December 31, 2017, $2.4 million is classified in accrued expenses.

In April 2014, we and Patheon entered into a Strategic Co-Production Agreement, a Technical Transfer and Service Agreement and a Manufacturing and Supply Agreement to collaborate in the manufacture of EXPAREL. Under the terms of the Technical Transfer and Service Agreement, Patheon has agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. Under these agreements, we will make monthly base fee payments for services rendered. The agreements will remain in full effect unless and until they expire or are terminated. Upon termination of the Technical Transfer and Services Agreement (other than termination by us in the event that Patheon does not meet the construction and manufacturing milestones or for a breach by Patheon), we will pay for the make good costs occasioned by the removal of our manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.7 million.

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

Critical Accounting Policies and Use of Estimates
We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements that have been prepared in accordance with generally accepted accounting principles, or GAAP, in the U.S.. The preparation of these financial statements require us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory costs, liabilities and accruals, clinical trial expenses, stock-based compensation and the valuation of deferred tax assets. We base our estimates on historical experience, contract terms and on other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully discussed in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements included in this filing. The following accounting policies, which may include significant judgments and estimates, were used in the preparation of our consolidated financial statements.
Revenue Recognition
Our sources of revenue include (i) sales of EXPAREL in the U.S.; (ii) sales of DepoCyt(e) to our commercial partners within the U.S. and E.U.; (iii) sales of our bupivacaine liposome injectable suspension product for use in animal health indications in the U.S.; (iv) royalties based on sales by commercial partners of DepoCyt(e) and sales of our bupivacaine liposome injectable suspension product for use in animal health indications and (v) license fees and milestone payments. We recognize revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. We record revenue at the time the product is delivered to the end-user. We also recognize revenue from products manufactured and supplied to commercial partners upon shipment, such as DepoCyt(e) and our bupivacaine liposome injectable suspension product for use in animal health indications. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with the FDA’s current Good Manufacturing Practices.
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
Returns Allowances
We allow customers to return product that is damaged or received in error. In addition, we allow EXPAREL to be returned beginning six months prior to, and twelve months following product expiration. We estimate our sales returns reserve based on our historical return rates and related product return data. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.

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
Volume Rebates and Chargebacks
Volume rebates and chargeback reserves are based upon contracted discounts and promotional offers we provide to certain end-users. Volume rebates are recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses. Chargeback reserves are recorded at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
The following table provides a summary of activity with respect to our sales related allowances and accruals for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	339	4,905	3,482	2,020	10,746
Payments/credits	(165)	(4,855)	(3,325)	(1,544)	(9,889)
Balance at December 31, 2015	1,733	625	745	797	3,900
Provision	694	5,448	4,118	2,611	12,871
Payments/credits	(1,081)	(5,478)	(4,128)	(2,284)	(12,971)
Balance at December 31, 2016	1,346	595	735	1,124	3,800
Provision	716	5,806	4,403	4,656	15,581
Payments/credits	(1,241)	(5,744)	(4,299)	(5,084)	(16,368)
Balance at December 31, 2017	$821	$657	$839	$696	$3,013

Total reductions of gross product sales from sales-related allowances and accruals were $15.6 million, $12.9 million and $10.7 million, or 5.2%, 4.6% and 4.2% of gross product sales, for the years ended December 31, 2017, 2016 and 2015, respectively. The overall increase in sales-related allowances and accruals was directly related to the increase in product sales. The increase in the percentage of sales-related allowances and accruals for the years ended December 31, 2017 and 2016 was primarily related to an increase in volume related rebates and chargebacks.
Royalty Revenue
We recognize revenue from royalties based on our commercial partners’ net sales of DepoCyt(e) and sales of our bupivacaine liposome injectable suspension product to serve animal health indications. Royalties are recognized as earned in accordance with contract terms when they can be reasonably estimated and collection is reasonably assured. Based on historical product sales, royalty receipts and other relevant information, we accrue royalty revenue each quarter.
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
Equity Investments

We account for an equity investment in a minority interest of a company over which we do not exercise significant influence using the cost method. Under the cost method, an investment is carried at cost until it is sold or there is evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired.
Equity investments are reviewed on a regular basis for possible impairment. If an investment’s fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether a decline in value has occurred include, but are not limited to: (i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a sale of the same or similar investment for an amount less than the carrying amount of that investment; (iv) factors that raise significant concerns about the investee’s ability to continue as a going concern and (v) any other information that we may be aware of related to the investment.
Convertible Debt Transactions
We separately account for the liability and equity components of convertible debt instruments by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. This is done in accordance with accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the initial proceeds from the convertible debt issuance and the fair value of the liability component is recorded as the carrying amount of the equity component. We recognize the amortization of the resulting discount as part of interest expense in our consolidated statements of operations.
Upon settlement of the convertible senior notes, the liability component is measured at fair value. We allocate a portion of the fair value of the total settlement consideration transferred to the extinguishment of the liability component equal to the fair value of that component immediately prior to the settlement. Any difference between the consideration attributed to the liability component and the net carrying amount of the liability component, including any unamortized debt issuance costs and debt discount, is recognized as a gain or loss in the consolidated statements of operations. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of additional paid-in capital.
Income Tax Expense (Benefit)
Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid. Significant judgments and estimates are required in determining the realization of our deferred tax assets. As of December 31, 2017, we have significant federal and state income tax NOLs and credit carry forwards, the use of which may be limited by historic and future ownership changes within the meaning of Section 382 of the Internal Revenue Code. There is significant doubt regarding our ability to utilize our net deferred tax assets and, therefore, we have recorded a full valuation allowance reducing our net deferred tax assets to zero at both December 31, 2017 and 2016.
Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, to the Notes to Consolidated Financial Statements in Item 15 below for further discussion of recent accounting pronouncements.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of December 31, 2017, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at December 31, 2017 by $1.5 million.

In March 2017, we issued $345.0 million in aggregate principal amount of 2.375% convertible senior notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of December 31, 2017, the estimated fair value of the 2022 Notes was $1,048 per $1,000 principal amount. See Note 8, Debt, to the Notes to Consolidated Financial Statements in Item 15 below for additional information on the 2022 Notes. At December 31, 2017, $345.0 million of principal remains outstanding on the 2022 Notes.

Additionally, our accounts receivable are concentrated with three large regional wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements required by this item, together with the reports of our independent registered public accounting firms, appear on pages F-1 through F-35 of this Annual Report on Form 10-K.
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
Based on their evaluation as of December 31, 2017, our Chief Executive Officer and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 was audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pacira Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Pacira Pharmaceuticals, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Short Hills, NJ
February 28, 2018

Item 9B.    Other Information
None.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2018 annual stockholders’ meeting and is incorporated by reference into this report.
Item 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2018 annual stockholders’ meeting and is incorporated by reference into this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2017, concerning shares of our common stock authorized for issuance under our equity compensation plans. We have two equity compensation plans under which shares are currently authorized for issuance, our Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”) and our 2014 Employee Stock Purchase Plan (the “2014 ESPP”). We also maintain our 2007 Stock Incentive Plan (“2007 Plan”), however, no additional awards may be issued under the 2007 Plan. The 2007 Plan, the 2011 Plan and the 2014 ESPP were approved by stockholders. In April 2014, our board of directors adopted (without stockholder approval) the 2014 Inducement Plan, which authorized 175,000 shares of common stock to be granted as equity awards to new employees.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1) (2)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by stockholders	4,905,263	$43.31	2,893,753
Equity compensation plans not approved by stockholders (3)	46,230	$64.21	122,724
Total equity compensation plans	4,951,493	$43.51	3,016,477

(1)
Awards issuable under our 2011 Plan include common stock, stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents, Operating Partnership units and other incentive awards.

(2)
Does not include 499,546 unvested shares outstanding as of December 31, 2017 in the form of restricted stock units under our 2011 Plan, which do not require the payment of any consideration by the recipients.

(3)	See Note 11, Stock Plans, to our consolidated financial statements included herein for further descriptions of our equity compensation plans.
Other information required by this item will be included in the proxy statement for our 2018 annual stockholders’ meeting and is incorporated by reference into this report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2018 annual stockholders’ meeting and is incorporated by reference into this report.
Item 14.    Principal Accounting Fees and Services
Information required by this item will be included in the proxy statement for our 2018 annual stockholders’ meeting and is incorporated by reference into this report.

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

PACIRA PHARMACEUTICALS, INC. /s/ DAVID STACK
Date:	February 28, 2018	By:	David Stack Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID STACK	Director, Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2018
David Stack

/s/ CHARLES A. REINHART, III	Chief Financial Officer (Principal Financial Officer)	February 28, 2018
Charles A. Reinhart, III

/s/ LAUREN RIKER	Vice President, Finance (Principal Accounting Officer)	February 28, 2018
Lauren Riker

/s/ LAURA BREGE	Director	February 28, 2018
Laura Brege

/s/ MARK FROIMSON	Director	February 28, 2018
Mark Froimson

/s/ YVONNE GREENSTREET	Director	February 28, 2018
Yvonne Greenstreet

/s/ MARK KRONENFELD	Director	February 28, 2018
Mark Kronenfeld

/s/ JOHN LONGENECKER	Director	February 28, 2018
John Longenecker

/s/ GARY PACE	Director	February 28, 2018
Gary Pace

/s/ ANDREAS WICKI	Director	February 28, 2018
Andreas Wicki

/s/ DENNIS WINGER	Director	February 28, 2018
Dennis Winger

/s/ PAUL HASTINGS	Lead Director	February 28, 2018
Paul Hastings

PACIRA PHARMACEUTICALS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Pacira Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pacira Pharmaceuticals, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows the years ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Short Hills, NJ
February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pacira Pharmaceuticals, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows of Pacira Pharmaceuticals, Inc. and Subsidiaries for the year ended December 31, 2015. Pacira Pharmaceuticals, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pacira Pharmaceuticals, Inc. and Subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick, LLP

Roseland, New Jersey
February 25, 2016

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$54,126	$35,944
Short-term investments	257,221	136,653
Accounts receivable, net	31,658	29,937
Inventories, net	41,411	31,278
Prepaid expenses and other current assets	6,694	9,277
Total current assets	391,110	243,089
Long-term investments	60,047	—
Fixed assets, net	107,046	101,016
Goodwill	55,197	46,737
Equity investment	14,146	—
Other assets	825	624
Total assets	$628,371	$391,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,658	$7,511
Accrued expenses	41,057	36,666
Convertible senior notes	324	—
Current portion of deferred revenue	102	595
Income taxes payable	76	66
Total current liabilities	56,217	44,838
Convertible senior notes	276,173	108,738
Other liabilities	16,498	18,914
Total liabilities	348,888	172,490
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 40,668,877 shares issued and outstanding at December 31, 2017; 37,480,952 shares issued and outstanding at December 31, 2016	41	37
Additional paid-in capital	669,032	565,207
Accumulated deficit	(389,136)	(346,238)
Accumulated other comprehensive loss	(454)	(30)
Total stockholders’ equity	279,483	218,976
Total liabilities and stockholders’ equity	$628,371	$391,466
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Net product sales	$284,342	$270,073	$244,487
Collaborative licensing and milestone revenue	387	3,426	1,426
Royalty revenue	1,901	2,872	3,084
Total revenues	286,630	276,371	248,997
Operating expenses:
Cost of goods sold	87,915	110,104	71,837
Research and development	57,290	45,678	28,662
Selling, general and administrative	161,494	152,613	139,043
Product discontinuation	4,868	—	—
Total operating expenses	311,567	308,395	239,542
Income (loss) from operations	(24,937)	(32,024)	9,455
Other (expense) income:
Interest income	4,078	1,323	678
Interest expense	(18,047)	(7,061)	(7,725)
Loss on early extinguishment of debt	(3,732)	—	(52)
Royalty interest obligation	—	—	(71)
Other, net	167	(82)	(165)
Total other expense, net	(17,534)	(5,820)	(7,335)
Income (loss) before income taxes	(42,471)	(37,844)	2,120
Income tax expense	(140)	(105)	(264)
Net income (loss)	$(42,611)	$(37,949)	$1,856

Net income (loss) per share:
Basic net income (loss) per common share	$(1.07)	$(1.02)	$0.05
Diluted net income (loss) per common share	$(1.07)	$(1.02)	$0.04
Weighted average common shares outstanding:
Basic	39,806	37,236	36,540
Diluted	39,806	37,236	41,301
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$(42,611)	$(37,949)	$1,856
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(424)	22	28
Total other comprehensive income (loss)	(424)	22	28
Comprehensive income (loss)	$(43,035)	$(37,927)	$1,884
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2014	36,151	$36	$481,334	$(310,145)	$(80)	$171,145
Exercise of stock options	618	1	10,072	—	—	10,073
Shares issued under employee stock purchase plan	35	—	2,093	—	—	2,093
Stock-based compensation	—	—	33,368	—	—	33,368
Issuance of common stock upon conversion of 2019 convertible senior notes	44	—	3,929	—	—	3,929
Retirement of equity component of 2019 convertible senior notes	—	—	(4,100)	—	—	(4,100)
Net unrealized gain on investments	—	—	—	—	28	28
Net income	—	—	—	1,856	—	1,856
Balance at December 31, 2015	36,848	37	526,696	(308,289)	(52)	218,392
Exercise of stock options	518	—	5,770	—	—	5,770
Vested restricted stock units	62	—	—	—	—	—
Shares issued under employee stock purchase plan	53	—	1,495	—	—	1,495
Stock-based compensation	—	—	31,248	—	—	31,248
Retirement of equity component of 2019 convertible senior notes	—	—	(2)	—	—	(2)
Net unrealized gain on investments	—	—	—	—	22	22
Net loss	—	—	—	(37,949)	—	(37,949)
Balance at December 31, 2016	37,481	37	565,207	(346,238)	(30)	218,976
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-09 (Note 3)	—	—	287	(287)	—	—
Exercise of stock options	540	1	6,777	—	—	6,778
Vested restricted stock units	101	—	—	—	—	—
Shares issued under employee stock purchase plan	57	—	1,862	—	—	1,862
Stock-based compensation	—	—	31,601	—	—	31,601
Issuance of common stock upon conversion of 2019 convertible senior notes	2,490	3	120,957	—	—	120,960
Retirement of equity component of 2019 convertible senior notes	—	—	(126,328)	—	—	(126,328)
Equity component of 2022 convertible senior notes issued, net	—	—	68,669	—	—	68,669
Net unrealized loss on investments	—	—	—	—	(424)	(424)
Net loss	—	—	—	(42,611)	—	(42,611)
Balance at December 31, 2017	40,669	$41	$669,032	$(389,136)	$(454)	$279,483
See accompanying notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$(42,611)	$(37,949)	$1,856
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangibles	13,833	12,919	11,475
Amortization of unfavorable lease obligation and debt issuance costs	1,248	479	481
Amortization of debt discount	10,423	4,088	4,102
Loss on disposal of fixed assets	2,133	389	6
Loss on early extinguishment of debt	3,732	—	52
Stock-based compensation	31,601	31,248	33,368
Changes in operating assets and liabilities:
Restricted cash	—	—	1,509
Accounts receivable, net	(1,721)	(4,082)	(3,489)
Inventories, net	(10,133)	30,367	(32,382)
Prepaid expenses and other assets	3,476	(3,377)	(2,007)
Accounts payable, accrued expenses and income taxes payable	9,359	710	8,966
Royalty interest obligation	—	—	(276)
Other liabilities	(3,555)	(1,339)	4,360
Net cash provided by operating activities	17,785	33,453	28,021
Investing activities:
Purchases of fixed assets	(19,266)	(24,709)	(40,295)
Purchases of investments	(502,752)	(192,815)	(189,082)
Sales of investments	321,713	171,627	217,240
Payment of contingent consideration	(8,460)	(15,857)	(7,119)
Equity investment	(15,000)	—	—
Net cash used in investing activities	(223,765)	(61,754)	(19,256)
Financing activities:
Proceeds from exercise of stock options	6,778	5,770	10,073
Proceeds from shares issued under employee stock purchase plan	1,862	1,495	2,093
Proceeds from 2022 convertible senior notes	345,000	—	—
Repayment of 2019 convertible senior notes	(118,193)	(4)	(1,467)
Payment of debt issuance and financing costs	(11,000)	—	—
Costs for conversion of convertible senior notes	(285)	—	—
Net cash provided by financing activities	224,162	7,261	10,699
Net increase (decrease) in cash and cash equivalents	18,182	(21,040)	19,464
Cash and cash equivalents, beginning of year	35,944	56,984	37,520
Cash and cash equivalents, end of year	$54,126	$35,944	$56,984
Supplemental cash flow information:
Cash paid for interest, including royalty interest obligation	$6,896	$3,852	$4,224
Cash paid for income taxes, net of refunds	$129	$247	$195
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2019 convertible senior notes	$120,960	$—	$3,929
Retirement of equity component of 2019 convertible senior notes	$(126,328)	$—	$—
Net increase (decrease) in accrued fixed assets	$2,189	$(789)	$1,393
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

The Company’s lead product, EXPAREL® (bupivacaine liposome injectable suspension), which consists of bupivacaine encapsulated in DepoFoam, was approved by the United States Food and Drug Administration, or FDA, on October 28, 2011 and launched commercially in April 2012. DepoFoam is also the basis for the Company’s other FDA-approved product, DepoCyt(e), which the Company had manufactured for its commercial partners before discontinuing production in June 2017. The Company also sells its bupivacaine liposome injectable suspension product to a commercial partner to serve animal health indications.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, revenue recognition, inventory costs, impairments of goodwill and long-lived assets, liabilities and accruals and the valuation of deferred tax assets. The Company’s critical accounting policies are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results could differ from these estimates.
Liquidity
Management believes that the Company’s existing cash and cash equivalents, short-term and long-term investments and cash flows generated from product sales will be sufficient to enable the Company to meet its planned operating expenses, capital expenditure requirements, payment of the principal on any conversions of the Company’s convertible senior notes and to service its indebtedness at least through February 28, 2019. However, changing circumstances may cause the Company to expend cash significantly faster than currently anticipated, and the Company may need to spend more cash than currently expected because of circumstances beyond its control. See Note 8, Debt, for further discussion of the Company’s convertible senior notes and conversion elections. The Company expects to continue to incur substantial additional expenditures as it continues to commercialize EXPAREL, develops and seeks regulatory approval for its product candidates and expands its manufacturing facilities for EXPAREL and its other product candidates, including costs associated with certain technical transfer activities and the construction of two dedicated manufacturing suites in England.
Revenue Recognition
The Company’s sources of revenue include (i) sales of EXPAREL in the United States, or U.S.; (ii) sales of DepoCyt(e) to its commercial partners within the U.S. and the European Union, or E.U.; (iii) sales of its bupivacaine liposome injectable suspension product for use in animal health indications in the U.S.; (iv) royalties based on sales by commercial partners of DepoCyt(e) and sales of its bupivacaine liposome injectable suspension product for use in animal health indications and (v)

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

license fees and milestone payments. The Company recognizes revenue when there is persuasive evidence that an arrangement exists, title has passed, collection is reasonably assured and the price is fixed or determinable.
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. The Company records revenue at the time the product is delivered to the end-user. The Company also recognizes revenue from products manufactured and supplied to commercial partners upon shipment, such as DepoCyt(e) and its bupivacaine liposome injectable suspension product for use in animal health indications. Prior to the shipment of manufactured products, the Company conducts initial product release and stability testing in accordance with the FDA’s current Good Manufacturing Practices.
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
Returns Allowances
The Company allows customers to return product that is damaged or received in error. In addition, the Company allows EXPAREL to be returned beginning six months prior to, and twelve months following product expiration. The Company estimates its sales return reserve based on its historical return rates and related product return data. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.
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
Volume Rebates and Chargebacks
Volume rebates and chargeback reserves are based upon contracted discounts and promotional offers the Company provides to certain end-users. Volume rebates are recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses. Chargeback reserves are recorded at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
The following table provides a summary of activity with respect to the Company’s sales related allowances and accruals for the years ended December 31, 2017, 2016 and 2015 (in thousands):

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2014	$1,559	$575	$588	$321	$3,043
Provision	339	4,905	3,482	2,020	10,746
Payments/credits	(165)	(4,855)	(3,325)	(1,544)	(9,889)
Balance at December 31, 2015	1,733	625	745	797	3,900
Provision	694	5,448	4,118	2,611	12,871
Payments/credits	(1,081)	(5,478)	(4,128)	(2,284)	(12,971)
Balance at December 31, 2016	1,346	595	735	1,124	3,800
Provision	716	5,806	4,403	4,656	15,581
Payments/credits	(1,241)	(5,744)	(4,299)	(5,084)	(16,368)
Balance at December 31, 2017	$821	$657	$839	$696	$3,013
Royalty Revenue
The Company recognizes revenue from royalties based on sales of its commercial partners’ net sales of DepoCyt(e) and sales of its bupivacaine liposome injectable suspension product to serve animal health indications.
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
Concentration of Major Customers
The Company’s customers are national and regional wholesalers of pharmaceutical products as well as commercial, collaborative and licensing partners. The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The table below includes the percentage of revenue comprised by the Company’s three largest wholesalers in each year presented:

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Year Ended December 31,
	2017	2016	2015
Largest wholesaler	35%	32%	33%
Second largest wholesaler	30%	28%	29%
Third largest wholesaler	26%	26%	28%
	91%	86%	90%
Revenue from customers outside the U.S. accounted for less than 1%, 1% and 2% of the Company’s total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
Research and Development Expenses
Research and development expenses consist of costs associated with products and processes being developed, and include related personnel expenses, laboratory supplies, active pharmaceutical ingredients, manufacturing supplies, facilities costs, preclinical and clinical trial costs, development costs related to significant scale-ups of manufacturing capacity and other outside service fees. The Company expenses research and development costs as incurred. A significant portion of the development activities are outsourced to third parties, including contract research organizations. In such cases, the Company may be required to estimate related service fees to be accrued.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to basis differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2017 and 2016, all deferred tax assets were fully offset by a valuation allowance because there is significant doubt regarding the Company’s ability to utilize such net deferred tax assets.
The Company accrues interest and penalties, if any, on underpayment of income taxes related to unrecognized tax benefits as a component of income tax expense in its consolidated statements of operations.
Stock-Based Compensation
The Company’s stock-based compensation program includes grants of stock options and restricted stock units, or RSUs, to employees, consultants and non-employee directors in addition to the opportunity for employees to participate in an employee stock purchase plan. The expense associated with these programs is recognized in the Company’s consolidated statements of operations based on their fair values as they are earned under the applicable vesting terms or the length of an offering period.
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
The Company utilizes its available historic volatility data to determine expected volatility over the expected option term. The Company uses an expected term based on its historical data from stock option exercises. The risk-free interest rate is based on the implied yield on U.S. Department of the Treasury zero coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not paid any dividends since inception, nor does it have any intention to do so in the foreseeable future. The Company records forfeitures as they occur rather than estimating forfeitures during each period.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
All highly-liquid investments with maturities of 90 days or less when purchased are considered cash equivalents.
Short-Term and Long-Term Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with initial maturities of greater than three months at the date of purchase, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with initial maturities greater than one year at the date of purchase. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for preservation of capital, liquidity and a reasonable rate of return. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities are excluded from net loss and are reported as a separate component of accumulated other comprehensive loss until realized. Realized gains and losses are included in interest income in the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold.
Inventories
Inventories consist of finished goods held for sale and distribution, raw materials and work in process. Inventories are stated at the lower of cost, which includes amounts related to material, labor and overhead, or net realizable value and is determined using the first-in, first-out (“FIFO”) method. The Company periodically reviews its inventory to identify obsolete, slow-moving, or otherwise unsalable inventories, and establishes allowances for situations in which the cost of the inventory is not expected to be recovered.
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
Depreciation of fixed assets is provided over their estimated useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related remaining lease terms. Useful lives by asset category are as follows:

Asset Category	Useful Life
Computer equipment and software	1 to 3 years
Office furniture and equipment	5 years
Manufacturing and laboratory equipment	5 to 10 years
Asset Retirement Obligations
The Company has contractual obligations stemming from certain of its lease agreements to return leased space to its original condition upon termination of the lease agreement. The Company records an asset retirement obligation, or ARO, along with a corresponding capital asset in an amount equal to the estimated fair value of the ARO, based on the present value of expected future cash flows. In subsequent periods, the Company records interest expense to accrete the ARO to full value. Each ARO capital asset is depreciated over the depreciable term of the associated asset.
Goodwill
Goodwill represents the excess of purchase price over fair value acquired in a business combination and is not amortized, but subject to impairment at least annually or when a triggering event occurs that could indicate a potential impairment.
Equity Investments
The Company accounts for its equity investment in a minority interest of a company over which it does not exercise significant influence using the cost method. Under the cost method, an investment is carried at cost until it is sold or there is

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

evidence that changes in the business environment or other facts and circumstances suggest it may be other than temporarily impaired.
Equity investments are reviewed on a regular basis for possible impairment. If an investment’s fair value is determined to be less than its net carrying value, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether a decline in value has occurred include, but are not limited to: (i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic or technological environment of the investee; (iii) a sale of the same or similar investment for an amount less than the carrying amount of that investment; (iv) factors that raise significant concerns about the investee’s ability to continue as a going concern and (v) any other information that the Company may be aware of related to the investment.
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
Upon settlement of the convertible senior notes, the liability component is measured at fair value. The Company allocates a portion of the fair value of the total settlement consideration transferred to the extinguishment of the liability component equal to the fair value of that component immediately prior to the settlement. Any difference between the consideration attributed to the liability component and the net carrying amount of the liability component, including any unamortized debt issuance costs and debt discount, is recognized as a gain or loss in the consolidated statements of operations. Any remaining consideration is allocated to the reacquisition of the equity component and is recognized as a reduction of additional paid-in capital.
Per Share Data
Basic net income (loss) per common share is computed by dividing net income (loss) available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period.

Diluted net income (loss) per common share is calculated by dividing net income (loss) available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options and warrants, the vesting of RSUs and the purchase of shares from the Company’s employee stock purchase plan (using the treasury stock method), as well as the conversion of the excess conversion value on the Company’s convertible senior notes.
Segment Reporting
The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update includes multiple provisions intended to simplify various aspects of accounting for share-based payment transactions including accounting for excess tax benefits and tax deficiencies, classification of excess tax benefits and tax deficiencies in the statement of cash flows and accounting for award forfeitures. The update also removes the requirement to delay recognition of an excess tax benefit until it reduces current taxes payable, instead, it is required to be recognized at the time of settlement, subject to normal valuation allowance considerations. This update became effective for the Company beginning January 1, 2017. The Company elected an accounting policy change to record forfeitures as they occur rather than estimating forfeitures during each period and recorded a charge of $0.3 million to retained earnings as of January 1, 2017 related to the reversal of cumulative forfeiture estimates. The adoption of this standard also resulted in the recognition of $29.3 million of previously unrecognized excess tax benefits in deferred tax assets, fully offset by a valuation allowance. The changes have been applied prospectively in accordance with the update, and prior periods have not been adjusted. All tax-related cash flows resulting from stock-based compensation, including the excess tax benefits related to the settlement of stock-based awards, will be classified as cash flows from operating activities in the Company’s consolidated statements of cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The standard requires entities to measure most inventory “at the lower of cost and net realizable value”, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures, one of which is net realizable value). Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The standard became effective for the Company prospectively beginning January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company’s consolidated financial statements.

Not Adopted as of December 31, 2017

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has subsequently issued a number of amendments to this update. The new standard, as amended, provides a single comprehensive model to be used in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, ASU 2014-09 provides a five-step model that includes (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations and (5) recognizing revenue when, or as, an entity satisfies a performance obligation. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The new standard will become effective for the Company beginning January 1, 2018 and permits two methods of adoption: the full retrospective method, which requires the standard to be applied to each prior period presented, or the modified retrospective method, which requires the cumulative effect of adoption to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company will adopt this standard using the modified retrospective method.

The Company has completed an analysis of existing contracts with its customers and assessed the differences in accounting for such contracts under ASU 2014-09 compared with the current revenue accounting standards. Based on its review of its current customer contracts, the implementation of ASU 2014-09 will not have a material quantitative impact on the Company’s consolidated financial statements, as the timing of revenue recognition for EXPAREL product sales is not expected to significantly change. The Company will recognize existing collaborative licensing, milestone and royalty revenue earlier, subject to the variable consideration constraints, than it would have under the current standard, however, such changes are not expected to be material to the Company’s consolidated financial statements. Adoption of the new standard will result in additional revenue-related disclosures in the footnotes to the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments and

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income (loss). Entities have the option to measure equity investments without readily determinable fair values either at fair value or at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 will become effective for the Company beginning January 1, 2018. The Company has elected to measure equity investments without readily determinable fair values at cost adjusted for changes in observable prices. The guidance related to equity investments without readily determinable fair values will be applied prospectively to equity investments that exist as of the date of adoption. The adoption of ASU 2016-01 may increase volatility in the Company’s net income as changes in observable prices of equity investments without readily determinable fair values will be recorded in net income (loss). The Company does not expect the implementation of this standard to have a material impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment for items such as initial direct costs. For income statement purposes, the new standard retains a dual model similar to Accounting Standards Codification, or ASC, 840, requiring leases to be classified as either operating or financing. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while financing leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). This update also introduces new disclosure requirements for leasing arrangements. The standard will become effective for the Company beginning January 1, 2019. Early adoption is permitted, although the Company does not expect to do so. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. For operating leases it will result in the recognition of lease liabilities and corresponding right-of-use assets upon adoption, which will have a material impact on the Company’s consolidated balance sheet. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated statements of operations, stockholders’ equity or cash flows. At adoption, this update will be applied using a modified retrospective approach. Refer to Note 17, Commitments and Contingencies, for further discussion on the Company’s leases.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. This update also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This ASU will become effective for the Company beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows by addressing specific cash flow issues in an effort to reduce diversity in practice, including guidance on debt prepayment or extinguishment costs and contingent consideration payments made after a business combination. ASU 2016-15 will become effective for the Company in the first quarter of fiscal year 2018. The Company does not expect any changes to its consolidated statement of cash flows upon the adoption of this standard.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4—INVENTORIES
The components of inventories are as follows (in thousands):

	December 31,
	2017	2016
Raw materials	$16,500	$11,742
Work-in-process	8,371	11,621
Finished goods	16,540	7,915
Total	$41,411	$31,278
The Company is required to perform ongoing stability testing on select lots of EXPAREL at various time intervals. In October 2016, as part of its ongoing stability testing, the Company identified that a single batch of EXPAREL, which was manufactured in early 2016, did not meet the required specification. An internal investigation tied this unexpected result to a modification in the manufacturing process that existed when this product was made, which has subsequently been corrected. The Company reserved all impacted inventory on hand and recorded a $20.7 million charge to cost of goods sold in 2016 related to this matter.

NOTE 5—FIXED ASSETS
Fixed assets, net summarized by major category, consist of the following (in thousands):

	December 31,
	2017	2016
Machinery and laboratory equipment	$39,002	$34,309
Leasehold improvements	34,933	33,787
Computer equipment and software	7,086	5,623
Office furniture and equipment	1,603	1,606
Construction in progress	73,632	63,201
Total	156,256	138,526
Less: accumulated depreciation	(49,210)	(37,510)
Fixed assets, net	$107,046	$101,016
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $13.8 million, $12.8 million and $11.2 million, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company capitalized interest of $1.1 million, $1.5 million and $0.8 million, respectively.
As of December 31, 2017 and 2016, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $59.8 million and $33.7 million, respectively.
As of December 31, 2017 and 2016, the Company had an ARO of $1.5 million and $0.5 million, respectively, included in other liabilities on its consolidated balance sheet, for costs associated with returning leased space to its original condition upon the termination of certain lease agreements. The increase in 2017 relates to a $0.5 million revision in estimated future cash flows related to the AROs, $0.4 million of liabilities incurred in the current period and $0.1 million of accretion expense.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS
In March 2007, the Company acquired from SkyePharma Holding, Inc., or Skyepharma, its California operating subsidiary (Pacira California), referred to herein as the Acquisition. The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Acquisition. The Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the Acquisition date. In connection with the Acquisition, the Company agreed to certain earn-out payments based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL and certain other yet-to-be-developed products, as well as milestone payments for DepoBupivacaine products, including EXPAREL, as follows:

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS (Continued)

(i)	$10.0 million upon the first commercial sale in the U.S. (met April 2012);

(ii)	$4.0 million upon the first commercial sale in a major E.U. country (United Kingdom, France, Germany, Italy and Spain);

(iii)	$8.0 million when annual net sales collected reach $100.0 million (met September 2014);

(iv)	$8.0 million when annual net sales collected reach $250.0 million (met June 2016); and

(v)	$32.0 million when annual net sales collected reach $500.0 million.
The first milestone was met in April 2012 resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company recorded an $8.0 million milestone in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company recorded another $8.0 million milestone for achieving $250.0 million of annual EXPAREL net sales collected. For purposes of meeting future potential milestone payments, with certain exceptions, annual net sales are measured on a rolling quarterly basis. Cumulatively through December 31, 2017, the Company has recorded an additional $31.2 million as goodwill for earn-out payments which are based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.
The Acquisition was treated as a stock acquisition for tax purposes and, therefore, the acquired intangibles for book purposes are not deductible for income tax purposes. The Company also recorded goodwill related to contingent payments due under the Acquisition during the years ended December 31, 2017 and 2016, which are not deductible for income tax purposes.
The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2015	$30,880
Percentage payments on collections of net sales of DepoBupivacaine products	7,857
Milestone payment triggered by collections of net sales of DepoBupivacaine products	8,000
Balance at December 31, 2016	46,737
Percentage payments on collections of net sales of DepoBupivacaine products	8,460
Balance at December 31, 2017	$55,197
Intangible assets acquired in the Acquisition consisted of core technology, developed technology, trademarks and trade names. There was no amortization expense for intangibles for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, amortization expense for intangibles was $0.1 million and $0.3 million, respectively.
NOTE 7—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Compensation and benefits	$12,295	$11,228
Accrued operating expenses	20,646	16,538
Accrued royalties	4,091	3,822
Accrued interest	2,053	1,605
Product returns, rebates and other fees	1,972	3,473
Total	$41,057	$36,666

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT
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

The total debt composition of the 2022 Notes is as follows (in thousands):

	December 31,
	2017	2016
2.375% convertible senior notes due 2022	$345,000	$—
Deferred financing costs	(7,482)	—
Discount on debt	(61,345)	—
Total debt, net of debt discount and deferred financing costs	$276,173	$—

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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8—DEBT (Continued)

As of December 31, 2017, the 2022 Notes had a market price of $1,048 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

Prior to April 1, 2020, the Company may not redeem the 2022 Notes. On or after April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2017 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the election to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $274.1 million was calculated using a 7.45% assumed borrowing rate. The equity component of $70.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2022 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2022 Notes, which is amortized over the five year term of the 2022 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

Convertible Senior Notes Due 2019

On January 23, 2013, the Company completed a private placement of $120.0 million in aggregate principal amount of
3.25% convertible senior notes due 2019, or 2019 Notes. The 2019 Notes accrue interest at a fixed rate of 3.25% per year, payable semiannually in arrears on February 1 and August 1 of each year. The 2019 Notes mature on February 1, 2019.

The total debt composition of the 2019 Notes is as follows (in thousands):

	December 31,
	2017	2016
3.25% convertible senior notes due 2019	$338	$118,531
Deferred financing costs	(2)	(1,276)
Discount on debt	(12)	(8,517)
Total debt, net of debt discount and deferred financing costs	$324	$108,738

In March 2017, the Company used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of approximately 2.5 million shares of common stock. The partial repurchase of the 2019 Notes resulted in a $3.7 million loss on early debt extinguishment. In May 2017, the Company repurchased $0.5 million aggregate principal of the 2019 Notes in a privately-negotiated transaction for an aggregate of approximately $0.5 million in cash and the issuance of approximately 10 thousand shares of common stock. At December 31, 2017, approximately $0.3 million of principal remains outstanding on the 2019 Notes.

Holders may convert their 2019 Notes prior to August 1, 2018 only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended December 31, 2017, this condition for conversion was met. As a result, the 2019 Notes are classified as a current obligation and will be convertible until March 31, 2018. As of December 31, 2017, the 2019 Notes had a market price of $1,905 per $1,000 principal amount, compared to an estimated conversion value of $1,839 per $1,000 principal amount. In the event that the remaining 2019 Notes are converted, the Company would be required to repay the $0.3 million of principal value in cash and settle approximately $0.3 million of the conversion premium in cash, common stock or a combination of cash and shares of its common stock at the Company’s option as of December 31, 2017.

The following table sets forth the total interest expense recognized in the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Contractual interest expense	$7,344	$3,852	$3,856
Amortization of debt issuance costs	1,381	612	615
Amortization of debt discount	10,423	4,088	4,102
Capitalized interest and other (Note 5)	(1,101)	(1,491)	(848)
Total	$18,047	$7,061	$7,725

Effective interest rate on convertible senior notes	7.77%	7.22%	7.21%

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at December 31, 2017 are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The carrying amount and fair value of the Company’s convertible senior notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
December 31, 2017		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$276,173	$—	$361,526	$—
3.25% convertible senior notes due 2019 (2)	$324	$—	$644	$—
(1) The closing price of the Company’s common stock was $45.65 per share at December 31, 2017 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.
(2) The closing price of the Company’s common stock was $45.65 per share at December 31, 2017 compared to a conversion price of $24.82 per share which, if converted, would result in a conversion premium of less than ten thousand shares of the Company’s common stock or $0.3 million of cash. The maximum conversion premium that can be due on the 2019 Notes is approximately ten thousand shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. Net unrealized gains or losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At December 31, 2017, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At December 31, 2017, all short-term and long-term investments were rated A or better by Standard & Poor’s.
The following summarizes the Company’s investments at December 31, 2017 and 2016 (in thousands):

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

December 31, 2017 Debt Securities:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$28,338	$—	$(37)	$28,301
Commercial paper	48,999	—	(23)	48,976
Corporate bonds	180,119	—	(175)	179,944
Subtotal	257,456	—	(235)	257,221
Long-term:
Asset-backed securities	23,836	—	(79)	23,757
Corporate bonds	36,430	—	(140)	36,290
Subtotal	60,266	—	(219)	60,047
Total	$317,722	$—	$(454)	$317,268

December 31, 2016 Debt Securities:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$9,012	$—	$(2)	$9,010
Commercial paper	39,530	8	(15)	39,523
Corporate bonds	88,141	11	(32)	88,120
Total	$136,683	$19	$(49)	$136,653
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.
TELA Bio, Inc.
In October 2017, the Company made a cash investment of $15.0 million in convertible preferred B shares of TELA Bio Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. In conjunction with the investment in TELA Bio, the Company acquired an option to purchase an additional $10.0 million of convertible preferred B shares of TELA Bio under the same terms and conditions as existed on the initial purchase date. The purchase option expires on September 15, 2018. If the Company does not exercise its purchase option, the Company may be required to invest up to $10.0 million in TELA Bio convertible preferred B shares under certain conditions. This contingent purchase obligation expires on October 31, 2018.
The investment in TELA Bio, the purchase option and the contingent purchase obligation were recorded at fair value based on integrated valuation pricing models. These models included both unobservable and observable market inputs including projected revenues, option purchase price, volatility and projected liquidity date. The equity investment in the TELA Bio preferred B shares was recorded at $14.1 million and the purchase option was recorded in prepaid expenses and other current assets at $0.9 million. The fair value of the contingent purchase obligation was determined to be de minimis.
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
As of December 31, 2017, three wholesalers accounted for over 10% of the Company’s accounts receivable: 35%, 30% and 27%, respectively. At December 31, 2016, three wholesalers accounted for over 10% of the Company’s accounts receivable: 36%, 29% and 25%, respectively. Revenues are primarily derived from major wholesalers and pharmaceutical companies which generally have significant cash resources. Allowances for doubtful accounts receivable are maintained based

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

on historical payment patterns, aging of accounts receivable and actual write-off history. As of December 31, 2017 and 2016, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.
NOTE 10—STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 40,668,877 and 37,480,952 were outstanding at December 31, 2017 and 2016, respectively.
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was outstanding at December 31, 2017 or 2016.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

Net Unrealized Gains (Losses) From Available For Sale Investments
Balance at December 31, 2015	$(52)
Other comprehensive income before reclassifications	22
Amounts reclassified from accumulated other comprehensive income (loss)	—
Balance at December 31, 2016	(30)
Other comprehensive loss before reclassifications	(424)
Amounts reclassified from accumulated other comprehensive income (loss)	—
Balance at December 31, 2017	$(454)
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
In June 2016, the Company’s board of directors adopted an amendment to the 2011 Plan. Under the amendment, an additional 4,000,000 shares of common stock were authorized for issuance as equity awards under the 2011 Plan. The amendment to the 2011 Plan was subsequently approved by the Company’s stockholders and became effective in June 2016.
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
2014 Employee Stock Purchase Plan

In April 2014, the Company’s board of directors adopted the 2014 Employee Stock Purchase Plan, or ESPP, which was subsequently approved by the Company’s stockholders in June 2014. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

current employees as well as attract new talent. Under the ESPP, up to 500,000 shares of common stock may be sold. The plan expires in June 2024. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Six-month offering periods begin on January 1 and July 1 of each year. During an offering period, eligible employees have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31 or the last trading day of an offering period. The per share purchase price will be equal to the lesser of 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date.
The following table contains information about the Company’s plans at December 31, 2017:

Stock Incentive Plans	Awards Reserved for Issuance	Awards Issued	Awards Available for Grant
2007 Plan	2,022,837	2,022,837	—
2011 Plan	9,931,700	7,037,947	2,893,753
2014 Inducement plan	175,000	52,276	122,724
	12,129,537	9,113,060	3,016,477

Employee Stock Purchase Plan	Shares Reserved for Purchase	Shares Purchased	Shares Available for Purchase
2014 ESPP	500,000	160,147	339,853
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
The Company recognized stock-based compensation expense (net of forfeitures) in its consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of goods sold	$5,467	$6,438	$6,012
Research and development	3,341	3,297	5,134
Selling, general and administrative	22,793	21,513	22,222
Total	$31,601	$31,248	$33,368

Stock-based compensation from:
Stock options (employee awards)	$24,056	$24,505	$27,262
Stock options (consultant awards)	167	841	2,367
RSUs	6,698	5,117	2,887
ESPP	680	785	852
Total	$31,601	$31,248	$33,368
The following table summarizes the Company’s stock option activity and related information for the period from January 1, 2015 to December 31, 2017:

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2014	4,677,856	$35.78	7.86	$248,276
Granted	906,706	75.35
Exercised	(618,434)	16.29		$39,401
Forfeited	(294,880)	64.29
Expired	(25,526)	81.94
Outstanding at December 31, 2015	4,645,722	44.03	7.31	$162,340
Granted	1,656,598	38.20
Exercised	(518,226)	11.13		$21,750
Forfeited	(401,048)	70.27
Expired	(175,303)	80.91
Outstanding at December 31, 2016	5,207,743	42.16	7.39	$37,581
Granted	1,072,625	43.93
Exercised	(539,989)	12.55		$15,865
Forfeited	(555,897)	48.66
Expired	(232,989)	74.65
Outstanding at December 31, 2017	4,951,493	$43.51	6.91	$57,021
Exercisable at December 31, 2017	2,882,384	$42.20	5.51	$47,082
Vested and expected to vest at December 31, 2017	4,951,493	$43.51	6.91	$57,021
As of December 31, 2017, $41.6 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted average period of 2.7 years. The Company’s stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2017, 2016 and 2015 was $20.78, $19.13 and $37.82 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	None	None	None
Risk-free interest rate	1.68% - 2.42%	1.03% - 2.48%	1.40% - 2.28%
Expected volatility	51.4%	53.5%	52.9%
Expected term of options	5.31 years	5.77 years	5.76 years

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11—STOCK PLANS (Continued)

The following table summarizes the Company’s RSU activity and related information for the period from January 1, 2015 to December 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2014	—	$—	$—
Granted	232,046	78.65
Vested	—	—
Forfeited	(15,848)	79.43
Unvested at December 31, 2015	216,198	78.59	$16,602
Granted	256,631	40.21
Vested	(61,487)	78.33
Forfeited	(46,939)	68.84
Unvested at December 31, 2016	364,403	52.85	$11,824
Granted	343,583	44.23
Vested	(101,379)	53.76
Forfeited	(107,061)	49.98
Unvested and expected to vest at December 31, 2017	499,546	$47.32	$22,804
As of December 31, 2017, $19.1 million of total unrecognized compensation cost related to non-vested RSUs is expected to be recognized over a weighted average period of 2.9 years. The Company’s RSUs have a maximum vest date of four years from the date of grant. The fair values of RSUs awarded are equal to the closing price of the Company’s common stock on the date of grant.
The fair values of the ESPP share options granted are estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
ESPP option fair value	$10.80 - $13.85	$10.57 - $25.28	$21.93 - $25.24
Expected dividend yield	None	None	None
Risk-free interest rate	0.62% - 1.14%	0.37% - 0.49%	0.11% - 0.13%
Expected volatility	53.8%	63.4%	50.7%
Expected term of ESPP share options	6 months	6 months	6 months
NOTE 12—NET INCOME (LOSS) PER SHARE
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for the years ended December 31, 2017 and 2016, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods. As discussed in Note 8, Debt, the Company has either the obligation or the option to pay cash for the aggregate principal amount due upon the conversion of its convertible senior notes. Since it is the Company’s intent to settle the principal amount of its convertible senior notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12—NET INCOME (LOSS) PER SHARE (Continued)

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$(42,611)	$(37,949)	$1,856
Denominator:
Weighted average common shares outstanding—basic	39,806	37,236	36,540
Computation of diluted securities:
Dilutive effect of stock options	—	—	1,638
Dilutive effect of RSUs	—	—	3
Dilutive effect of conversion premium on the 2019 Notes	—	—	3,113
Dilutive effect of warrants	—	—	6
Dilutive effect of ESPP purchase options	—	—	1
Weighted average common shares outstanding—diluted	39,806	37,236	41,301
Net income (loss) per share:
Basic net income (loss) per common share	$(1.07)	$(1.02)	$0.05
Diluted net income (loss) per common share	$(1.07)	$(1.02)	$0.04
The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes, warrants and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Year Ended December 31,
	2017	2016	2015
Weighted average number of stock options	5,171	4,482	1,891
Weighted average number of RSUs	449	290	99
Conversion premium on the 2019 Notes	411	2,022	—
Weighted average number of warrants	—	1	—
Weighted average ESPP purchase options	29	21	8
Total	6,060	6,816	1,998
NOTE 13—INCOME TAXES
Income (loss) before income taxes and the related tax expense is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income (loss) before income taxes:
Domestic	$(39,898)	$(36,339)	$3,760
Foreign	(2,573)	(1,505)	(1,640)
Total income (loss) before income taxes	$(42,471)	$(37,844)	$2,120

Current taxes:
Federal	$—	$11	$92
State	140	94	172
Total income tax expense	$140	$105	$264
The tax provision of $0.1 million for each of the years ended December 31, 2017 and 2016 is principally the result of minimum state taxes. The tax provision of $0.3 million for the year ended December 31, 2015 is the result of the federal alternative minimum tax and state taxes.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13—INCOME TAXES (Continued)

A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	35.00%	35.00%	35.00%
State taxes	2.26%	2.20%	0.71%
Foreign taxes	(1.28)%	(0.81)%	12.03%
Change in valuation allowance	4.58%	(43.96)%	10.32%
Stock-based compensation	(1.21)%	(0.54)%	7.26%
Tax credits	4.96%	8.77%	(30.63)%
Interest expense	2.90%	5.75%	(37.57)%
Effect of rate changes	(130.88)%	(4.65)%	—%
Convertible senior notes refinancing	6.55%	—%	—%
Effect of the adoption of ASU 2016-09	68.89%	—%	—%
Other	7.90%	(2.04)%	15.33%
Effective tax rate	(0.33)%	(0.28)%	12.45%
The Company’s effective tax rates of (0.33)% and (0.28)% for the years ended December 31, 2017 and 2016, respectively, differed from the expected U.S. statutory tax rate of 35.0%. This difference was primarily driven by pretax losses for which the Company concluded that a majority of its tax benefits are not more-likely-than-not to be realized, resulting in the recording of a full valuation allowance. The Company’s effective tax rate of 12.45% for the year ended December 31, 2015 was favorably impacted by the utilization of domestic net operating loss, or NOL, carryforwards for which there was a full valuation allowance.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	$95,067	$96,163
Federal and state credits	15,048	13,724
Depreciation and amortization	2,593	2,604
Accruals and reserves	2,743	4,672
Deferred revenue	1,841	3,023
Stock based compensation	16,925	21,890
Inventory	552	9,811
Other	139	52
Total deferred tax assets	134,908	151,939
Deferred tax liabilities:
Discount on convertible senior notes	(14,678)	(3,186)
	120,230	148,753
Less: valuation allowance	(120,230)	(148,753)
Net deferred tax assets	$—	$—
As of December 31, 2017, the Company’s federal NOLs and federal tax credit carryforwards totaled $380.5 million and $10.3 million, respectively. The Company also had state NOLs and state tax credit carryforwards of $232.3 million and $6.0

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13—INCOME TAXES (Continued)

million, respectively, which are subject to change on an annual basis due to variations in the Company’s annual state apportionment factors. The Company had non-U.S. tax NOLs of $5.9 million at December 31, 2017. The existing federal NOLs will begin expiring in 2025 while the existing state NOLs begin expiring in 2024, if the Company has not used them prior to that time. The non-U.S. NOLs do not expire.
Since the Company had cumulative changes in ownership of more than 50% within a three-year period, under Internal Revenue Code sections 382 and 383, the Company’s ability to use certain net operating loss and credit carryforwards to offset taxable income or tax will be limited. Such ownership changes were triggered by the initial acquisition of the Company’s stock in 2007 as well as cumulative ownership changes arising as a result of the completion of the Company’s initial public offering and other financing transactions. As a result of these ownership changes, the Company estimates that approximately $192.4 million of federal net operating losses are subject to annual limitations. At December 31, 2017, $134.8 million of these federal net operating losses were available. The Company estimates that an additional $10.3 million will become available from 2018 through 2022, and the remaining $6.0 million through 2025. In addition, California and certain states have previously suspended or limited the use of net operating loss carryforwards for certain taxable years, and certain states are considering similar future measures. As a result, the Company may incur higher state income tax expense in the future.
In accordance with ASC Topic 740, the Company establishes a valuation allowance for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdictions. In each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowance is appropriate. The Company had a net reduction in its valuation allowance of $28.5 million in the year ended December 31, 2017 and a net increase in its valuation allowance of $16.6 million and $0.8 million during the years ended December 31, 2016 and 2015, respectively. There is significant doubt regarding the Company’s ability to utilize its net deferred tax assets and, therefore, the Company has recorded a full valuation allowance reducing its net deferred tax assets to zero at both December 31, 2017 and 2016.
In December 2017, new legislation was signed into law reducing the corporate U.S. tax rate from 35% to 21% for tax years beginning after December 31, 2017, fully repealing the corporate alternative minimum tax and making the NOL carryforward period indefinite for NOLs generated after 2017. In accordance with ASC Topic 740, deferred tax assets and liabilities are required to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. As of December 31, 2017, the Company re-measured its deferred tax balances based upon the new 21% tax rate. This resulted in a reduction of $55.7 million in the Company’s deferred tax assets, which was offset by a change in its year-end valuation allowance.
In March 2017, the Company established a deferred tax liability with an offset to additional paid-in capital resulting from the conversion feature of the 2022 Notes. The initial difference between the book value of the convertible debt, issued with a beneficial conversion feature, and its tax basis was $70.9 million, a temporary difference. The net effect of the deferred tax liability recorded to additional paid-in capital was zero because the Company has a full valuation allowance against its net deferred tax assets.
In 2017, the Company recorded a reserve of $2.5 million related to unrecognized tax benefits, or UTBs, of which $1.4 million relates to tax positions taken in 2017 and $1.1 million relates to tax positions taken in 2016. The Company did not have any such liability at December 31, 2016. The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its reserve for UTBs based on new information or developments. Due to the Company’s tax credit carryforwards, the reserve was recorded as a reduction of the Company’s deferred tax assets, and any potential deficiency would not result in a tax liability. Therefore, no interest or penalties were recognized in income tax expense for the year ended December 31, 2017. Due to the Company’s full valuation allowance against deferred tax assets, none of the UTBs, if recognized, would affect the effective income tax rate.
The Company estimates that it is not reasonably possible that within the next twelve months, any of the unrecognized tax benefits will significantly increase or decrease. The Company is currently subject to audit by the U.S. Internal Revenue Service, or IRS, for the years 2014 through 2017, and state tax jurisdictions for the years 2013 through 2017. However, the IRS or states may still examine and adjust a net operating loss arising from a closed year to the extent it is utilized in a year that remains subject to audit. The Company’s previously filed income tax returns are not presently under audit by the IRS or state tax authorities.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14—OTHER EMPLOYEE BENEFITS
The Company sponsors a 401(k) savings plan. Under the plan, employees may make contributions which are eligible for a discretionary percentage match as defined in the plan and determined by the board of directors. The Company recognized $1.3 million, $1.5 million and $1.7 million of related compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively.
NOTE 15—COMMERCIAL PARTNERS AND OTHER AGREEMENTS
DepoCyt(e) Discontinuation

In June 2017, the Company’s board of directors approved a decision to discontinue production of DepoCyt® (U.S. and Canada) and DepoCyte® (E.U.) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. DepoCyt(e) accounted for 2.6% of the Company’s 2016 total full-year revenues of $276.4 million. As of June 30, 2017, the Company had ceased all production of DepoCyt(e).
Prior to the discontinuation, the Company received a fixed payment for the supply of DepoCyt(e) and double-digit royalties, net of supply price, on the sales of DepoCyt by Leadiant Bioscience, Ltd. in the U.S. and Canada, and on the sales of DepoCyte by Mundipharma International Corporation Limited, or Mundipharma, in the E.U. and other European countries. In addition, the Company also received a non-refundable upfront payment of $8.0 million in connection with a 15 year extension and concurrent expansion of the territories where Mundipharma can market and distribute DepoCyte.
In 2017, the Company recorded a non-recurring charge of $5.4 million related to the discontinuation of its DepoCyt(e) manufacturing activities, including $0.5 million for DepoCyt(e) related inventory, which is recorded in cost of goods sold, and $4.9 million for the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, the write-off of property, plant and equipment, employee severance, asset retirement obligations and other estimated exit costs. Cash payments related to the lease on the DepoCyt(e) manufacturing facility are expected to continue through the end of the lease term in August 2020.

As of December 31, 2017, a summary of the Company’s costs and reserves related to the DepoCyt(e) discontinuation are as follows (in thousands):

	Severance and Related Costs	Lease Costs	Write-Off of Property, Plant & Equipment and Inventory	Asset Retirement Obligations and Other Discontinuation Costs	Total
Balance at December 31, 2016	$—	$—	$—	$—	$—
Charges incurred	303	2,018	2,470	656	5,447
Cash payments made	(303)	(744)	—	(420)	(1,467)
Disposal of property, plant & equipment and inventory	—	—	(2,470)	—	(2,470)
Balance at December 31, 2017	$—	$1,274	$—	$236	$1,510

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

meet the construction and manufacturing milestones or for a breach by Patheon), the Company will pay for the make good costs occasioned by the removal of its manufacturing equipment and for Patheon’s termination costs up to a maximum amount of $2.7 million.

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

DePuy Synthes Sales, Inc.

In January 2017, the Company announced the initiation of a Co-Promotion Agreement, or the Agreement, with DePuy
Synthes Sales, Inc., or DePuy Synthes, part of the Johnson & Johnson family of companies, to market and promote the use of
EXPAREL for orthopedic procedures in the U.S.. DePuy Synthes field representatives, specializing in joint reconstruction, spine, sports medicine and trauma, collaborates with and supplements the Company’s field teams by expanding the reach and frequency of EXPAREL education in the hospital surgical suite and ambulatory surgery center settings.

Under the five-year arrangement, DePuy Synthes is the exclusive third-party distributor during the term of the Agreement to promote and sell EXPAREL for operating room use for orthopedic and spine surgeries (including knee, hip, shoulder, sports and trauma surgeries) in the U.S.. DePuy Synthes receives a tiered commission ranging from low single-digits to double-digits on sales of EXPAREL under the Agreement, subject to conditions, limitations and adjustments. The initial term of the Agreement commenced on January 24, 2017 and ends on December 31, 2021, with the option to extend the Agreement in additional 12-month increments upon mutual agreement of the parties, subject to certain conditions.

The Company and DePuy Synthes have mutual termination rights under the Agreement, subject to certain terms, conditions and advance notice requirements, provided that the Company or DePuy Synthes generally may not terminate the Agreement, without cause, within three years of the effective date of the Agreement. The Company also has additional unilateral termination rights under certain circumstances. The Agreement contains customary representations, warranties, covenants and confidentiality provisions, as well as mutual indemnification obligations. DePuy Synthes is also subject to certain obligations and restrictions, including required compliance with certain laws and regulations and the Company’s policies, in connection with fulfilling their obligations under the Agreement.
Aratana Therapeutics, Inc.
On December 5, 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana Therapeutics, Inc., or Aratana. Under the agreement, the Company granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of the Company’s bupivacaine liposome injectable suspension product for animal health indications. Under the agreement, Aratana developed and obtained FDA approval for the use of the product in veterinary surgery to manage postsurgical pain. In connection with its entry into the license agreement, the Company received a one-time payment of $1.0 million. In December 2013, the Company received a $0.5 million milestone payment under the agreement. In June 2016, the Company recorded $1.0 million in milestone revenue for Aratana’s filing of an FDA Administrative New Animal Drug Application, or ANADA, and in August 2016 recorded $1.0 million related to the FDA’s approval of the ANADA. The Company is eligible to receive up to an additional aggregate $40.0 million upon the achievement of commercial milestones. Aratana is required to pay the Company a tiered double digit royalty on net sales made in the U.S.. If the product is approved by foreign regulatory agencies for sale outside of the U.S., Aratana will be required to pay the Company a tiered double digit royalty on such net sales. Royalty rates will be reduced by a certain percentage upon the entry of a generic competitor for animal health indications into a jurisdiction or if Aratana must pay royalties to third parties under certain circumstances. Unless terminated earlier pursuant to its terms, the license agreement is effective until December 2027, after which Aratana has the option to extend the agreement for an additional five-year term, subject to certain requirements.
Aratana began purchasing bupivacaine liposome injectable suspension product in 2016, which they market under the trade name NOCITA® to serve animal health indications.
NOCITA® is a registered trademark of Aratana Therapeutics, Inc.

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 15—COMMERCIAL PARTNERS AND OTHER AGREEMENTS (Continued)

CrossLink BioScience, LLC
In October 2013, the Company and CrossLink BioScience, LLC, or CrossLink, commenced a five-year arrangement for the promotion and sale of EXPAREL, pursuant to the terms of a Master Distributor Agreement (as amended, the “CrossLink Agreement”). On June 30, 2016, the Company provided notice to CrossLink electing to terminate the CrossLink Agreement effective as of September 30, 2016. In connection with the termination of the CrossLink Agreement, a termination fee based on a percentage of earned performance-based fees is due to CrossLink. This fee of $7.1 million is payable to CrossLink quarterly over two years beginning in the fourth quarter of 2016, and was recorded in selling, general and administrative expense in the consolidated statements of operations. At December 31, 2017, $2.4 million is classified in accrued expenses.

NOTE 16—RELATED PARTY TRANSACTIONS
The Company’s former Chief Medical Officer, Dr. Gary Patou, is a partner of MPM Asset Management LLC, or MPM, an investor in the Company. The Company incurred no consulting expenses with MPM or Dr. Patou in the year ended December 31, 2017 and expenses of $0.1 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2017 and 2016 there was nothing payable to MPM. The Company’s agreement with MPM expired on December 31, 2015. The Company contracted with Dr. Patou directly for his services for the first six months of 2016.
In December 2012, the Company entered into a worldwide license, development and commercialization agreement with Aratana as discussed in Note 15, Commercial Partners and Other Agreements. MPM and its affiliates are holders of capital stock of Aratana. David Stack, the Company’s Chief Executive Officer and Chairman, was a managing director at MPM from 2005 through March 2017.
In April 2012, the Company entered into a consulting agreement with Dr. Gary Pace, a director of the Company. The Company recorded no expenses under the consulting arrangement in the year ended December 31, 2017 and expenses of less than $0.1 million for each of the years ended December 31, 2016 and 2015. In connection with the consulting arrangement, Dr. Pace received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share and an option to purchase 70,000 shares of common stock at an exercise price of $16.67 per share. At December 31, 2017 and 2016, there was nothing payable to Dr. Pace for consulting services.
NOTE 17—COMMITMENTS AND CONTINGENCIES
Leases
The Company’s leases for its research and development, warehouse and DepoCyt(e) manufacturing facility in San Diego, California all expire in August 2020, and its lease for its EXPAREL manufacturing facility in San Diego, California expires in December 2025. The Company’s lease for its corporate headquarters in Parsippany, New Jersey expires in March 2028.

As of December 31, 2017, aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2018	$7,886
2019	8,089
2020	7,570
2021	5,245
2022	5,366
2023 through 2028	19,577
Total	$53,733
Total rent expense, net of amortization of unfavorable lease obligations and tenant improvements, under all operating leases for the years ended December 31, 2017, 2016 and 2015 was $7.5 million, $6.0 million and $5.7 million, respectively. Deferred rent at December 31, 2017 and 2016 was $6.8 million and $8.6 million, respectively. The Company’s research and development facility in San Diego, California included a lease incentive allowance of $5.6 million for the payment of leasehold

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17—COMMITMENTS AND CONTINGENCIES (Continued)

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
Purchase Obligations
The Company has $0.3 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2017.
Other Commitments and Contingencies
The FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL in pediatric patients. The Company was granted a deferral for the required pediatric trials in all age groups for EXPAREL in the setting of wound infiltration and plans to conduct these pediatric trials as a post-marketing requirement, which was stated in the New Drug Application approval letter for EXPAREL. The Company recently secured feedback from the FDA on a pediatric trial design in all age groups and is in the process of finalizing its clinical strategy.
In addition to the initial $19.6 million purchase price for the Acquisition, the Company entered into an earn-out agreement with Skyepharma which was based on the Company reaching certain revenue milestones following the Acquisition. Pursuant to this agreement, the Company is required to pay Skyepharma milestone payments up to an aggregate of $62.0 million, of which $36.0 million are for milestones not yet met. Additionally, the Company agreed to pay to Skyepharma a low single-digit percentage payment on collections of EXPAREL sales in the U.S., Japan, United Kingdom, France, Germany, Italy and Spain. Such obligations to make percentage payments will continue for the term in which such sales related to EXPAREL are covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. The Company has the right to cease paying the low single-digit percentage payments in the event that Skyepharma breaches certain covenants not to compete contained in the stock purchase agreement or the last valid patent claim expires. Refer to Note 6, Goodwill, for further discussion.
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

PACIRA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables present selected quarterly financial data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Total revenues	$69,283	$70,934	$67,335	$79,078
Cost of goods sold	24,581	23,811	18,228	21,295
Total operating expenses	83,333	86,714	70,907	70,613
Net income (loss)	(19,866)	(19,743)	(7,597)	4,595
Basic and diluted net income (loss) per common share	$(0.52)	$(0.49)	$(0.19)	$0.11

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$65,474	$69,640	$68,355	$72,902
Cost of goods sold	20,278	23,053	43,152	23,621
Total operating expenses	67,728	76,084	89,220	75,363
Net loss	(3,854)	(7,958)	(22,164)	(3,973)
Basic and diluted net loss per common share	$(0.10)	$(0.21)	$(0.59)	$(0.11)
For periods where the Company reported a net loss, no potentially dilutive securities were included in the computation of diluted net loss per share.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.(1)
3.2	Amended and Restated Bylaws of the Registrant.(1)
4.1	Specimen Certificate evidencing shares of common stock.(2)
4.2	Indenture (including form of 2019 Notes), dated January 23, 2013, between the Registrant and Wells Fargo Bank, National Association, as trustee.(3)
4.3	Indenture (including form of 2022 Notes), dated March 13, 2017, between the Registrant and Wells Fargo Bank, National Association, as trustee.(19)
10.1	Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)***
10.2	Form of Stock Option Agreement under the Second Amended and Restated 2007 Stock Option/Stock Issuance Plan.(2)***
10.3	Investors’ Rights Agreement, dated March 23, 2007, among the Registrant and the parties named therein.(2)
10.4	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.(2)
10.5	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.(2)
10.6	Supply Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma Medical Company.(2)
10.7	Distribution Agreement, dated June 30, 2003, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.8	Distribution Agreement, dated July 27, 2005, between SkyePharma, Inc. and Mundipharma International Holdings Limited.(2)
10.9	DepoCyt Supply and Distribution Agreement, dated December 31, 2002, between SkyePharma, Inc. and Enzon Pharmaceuticals, Inc.(2)
10.10	Industrial Real Estate Triple Net Lease, dated August 17, 1993, between the Registrant and HCP TPSP, LLC.(2)
10.11
Fifth Amendment, dated March 13, 2013, to the Industrial Real Estate Triple Net Lease, dated August 17, 1993, between the Registrant and HCP TPSP, LLC (and successor-in-interest to Equitable Life Assurance Society of the United States).(4)

10.12	Industrial Real Estate Lease, dated December 8, 1994, amended July 2, 2009, between the Registrant and LASDK Limited Partnership.(2)
10.13	Third Amendment, dated March 13, 2013, to the Industrial Real Estate Lease, dated December 8, 1994, between the Registrant and LASDK Limited Partnership.(4)
10.14	Fourth Amendment, dated December 28, 2017, to the Industrial Real Estate Lease, dated December 8, 1994, between the Registrant and LASDK Limited Partnership.*
10.15	Employment Agreement between the Registrant and David Stack.(2)***
10.16	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and David Stack.(4)***
10.17	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and David Stack.(14)***
10.18	Employment Agreement, dated November 29, 2012, between the Registrant and Kristen Williams.(13)***
10.19	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Kristen Williams.(13)***
10.20	Amendment No. 2 to Employment Agreement, dated June 30, 2015, between the Registrant and Kristen Williams.(14)***
10.21	Executive Employment Agreement, dated May 2, 2016, between the Registrant and Charles A. Reinhart, III.(17)***
10.22	Executive Employment Agreement, dated June 11, 2015, between the Registrant and Scott Braunstein.(16)***
10.23	Form of Indemnification Agreement between the Registrant and its directors and officers.(2)***
10.24†	Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.(5)
10.25†	First Amendment to Commercial Outsourcing Services Agreement, dated August 1, 2013, between the Registrant and Integrated Commercialization Solutions, Inc.(7)
10.26†	Second Amendment to Commercial Outsourcing Services Agreement, dated August 25, 2014, between the Registrant and Integrated Commercialization Solutions, Inc.(12)

10.27†	Third Amendment to Commercial Outsourcing Services Agreement, dated April 29, 2015, between the Registrant and Integrated Commercialization Solutions, Inc.(14)
10.28	Amended and Restated 2011 Stock Incentive Plan.(8)***
10.29	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan.(8)***
10.30	Form of Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan.(14)***
10.31	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan.(14)***
10.32	License, Development and Commercialization Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(9)
10.33	Supply Agreement, dated December 5, 2012 between the Registrant and Aratana Therapeutics, Inc.(9)
10.34	2014 Inducement Plan.(10)***
10.35	2014 Employee Stock Purchase Plan.(8)***
10.36†	Strategic Co-Production Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.(11)
10.37†	Manufacturing and Supply Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.(11)
10.38†	Technical Transfer and Service Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.(11)
10.39	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace. (6)***
10.40	Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace.(15)***
10.41	Third Amendment to Consulting Agreement, dated September 11, 2013, between the Registrant and Gary Pace.(7)***
10.42	Fourth Amendment to Consulting Agreement, dated November 25, 2015, between the Registrant and Gary Pace.(18)***
10.43†	Co-Promotion Agreement, dated January 24, 2017, between the Registrant and DePuy Synthes Sales, Inc.(20)
10.44	Executive Employment Agreement, dated April 11, 2016, between the Registrant and Robert Weiland.(20)***
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
23.2	Consent of CohnReznick LLP.*
31.1	Certification of Chief Executive Officer and Chairman pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

_______________________________________________________________________________

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 11, 2011.

(2)	Incorporated by reference to the exhibits to the Registrant’s Registration Statement on Form S-1 (SEC File 333-170245).

(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on January 23, 2013.

(4)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on March 18, 2013.

(5)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2011.

(6)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on May 9, 2012.

(7)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on October 31, 2013.

(8)	Incorporated by reference to the exhibits to the Registrant’s Current Report on Form 8-K, filed on June 4, 2014.

(9)	Incorporated by reference to the exhibits to the Registrant’s Annual Report on Form 10-K, filed on March 7, 2013.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 1, 2014.

(11)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on July 31, 2014.

(12)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on October 30, 2014.

(13)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on April 30, 2015.

(14)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on July 30, 2015.

(15)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on November 1, 2012.

(16)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on May 2, 2016.

(17)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on August 4, 2016.

(18)	Incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K, filed on February 25, 2016.

(19)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on March 13, 2017.

(20)	Incorporated by reference to the exhibits to the Registrant’s Quarterly Report on Form 10-Q, filed on May 4, 2017.

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.

†
Confidential treatment has been granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.