Form 10-Q
period 2018-03-31
Pacira Pharmaceuticals, Inc.
filed 2018-05-03
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2018, 40,732,255 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$41,563	$54,126
Short-term investments	298,225	257,221
Accounts receivable, net	31,203	31,658
Inventories, net	40,043	41,411
Prepaid expenses and other current assets	7,700	6,694
Total current assets	418,734	391,110
Long-term investments	21,683	60,047
Fixed assets, net	109,225	107,046
Goodwill	57,490	55,197
Equity investment	14,146	14,146
Other assets	759	825
Total assets	$622,037	$628,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,913	$14,658
Accrued expenses and current portion of deferred revenue	33,017	41,159
Convertible senior notes	327	324
Income taxes payable	111	76
Total current liabilities	48,368	56,217
Convertible senior notes	279,685	276,173
Other liabilities	15,463	16,498
Total liabilities	343,516	348,888
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 40,720,038 shares issued and outstanding at March 31, 2018; 40,668,877 shares issued and outstanding at December 31, 2017	41	41
Additional paid-in capital	677,836	669,032
Accumulated deficit	(398,455)	(389,136)
Accumulated other comprehensive loss	(901)	(454)
Total stockholders’ equity	278,521	279,483
Total liabilities and stockholders’ equity	$622,037	$628,371

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Net product sales	$74,287	$68,425
Collaborative licensing and milestone revenue	—	206
Royalty revenue	320	652
Total revenues	74,607	69,283
Operating expenses:
Cost of goods sold	22,885	24,581
Research and development	14,378	16,632
Selling, general and administrative	44,191	42,120
Product discontinuation	90	—
Total operating expenses	81,544	83,333
Loss from operations	(6,937)	(14,050)
Other (expense) income:
Interest income	1,374	514
Interest expense	(5,157)	(2,589)
Loss on early extinguishment of debt	—	(3,721)
Other, net	75	10
Total other expense, net	(3,708)	(5,786)
Loss before income taxes	(10,645)	(19,836)
Income tax expense	(35)	(30)
Net loss	$(10,680)	$(19,866)

Net loss per share:
Basic and diluted net loss per common share	$(0.26)	$(0.52)
Weighted average common shares outstanding:
Basic and diluted	40,707	37,998

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(10,680)	$(19,866)
Other comprehensive loss:
Net unrealized loss on investments	(447)	(52)
Total other comprehensive loss	(447)	(52)
Comprehensive loss	$(11,127)	$(19,918)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	40,669	$41	$669,032	$(389,136)	$(454)	$279,483
Cumulative effect adjustment of the adoption of Accounting Standards Update 2014-09 (Note 2)	—	—	—	1,361	—	1,361
Exercise of stock options	46	—	419	—	—	419
Vested restricted stock units	5	—	—	—	—	—
Stock-based compensation	—	—	8,385	—	—	8,385
Net unrealized loss on investments	—	—	—	—	(447)	(447)
Net loss	—	—	—	(10,680)	—	(10,680)
Balance at March 31, 2018	40,720	$41	$677,836	$(398,455)	$(901)	$278,521

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2018	2017
		(Note 2)
Operating activities:
Net loss	$(10,680)	$(19,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of fixed assets	2,762	3,104
Amortization of unfavorable lease obligation and debt issuance costs	391	168
Amortization of debt discount	3,113	1,411
Loss on early extinguishment of debt	—	3,721
Loss on disposal of fixed assets	10	137
Stock-based compensation	8,385	7,400
Changes in operating assets and liabilities:
Accounts receivable, net	798	2,235
Inventories, net	1,368	967
Prepaid expenses and other assets	(1,210)	3,051
Accounts payable	106	1,244
Accrued expenses and income taxes payable	(7,623)	(2,300)
Other liabilities	(109)	(1,266)
Net cash provided by (used in) operating activities	(2,689)	6
Investing activities:
Purchases of fixed assets	(5,184)	(3,616)
Purchases of investments	(130,580)	(180,342)
Sales of investments	127,764	42,214
Payment of contingent consideration	(2,293)	(2,092)
Net cash used in investing activities	(10,293)	(143,836)
Financing activities:
Proceeds from exercise of stock options	419	852
Proceeds from 2022 convertible senior notes	—	345,000
Repayment of 2019 convertible senior notes	—	(117,712)
Payment of debt issuance and financing costs	—	(11,000)
Costs for conversion of convertible senior notes	—	(284)
Net cash provided by financing activities	419	216,856
Net increase (decrease) in cash and cash equivalents	(12,563)	73,026
Cash and cash equivalents, beginning of period	54,126	35,944
Cash and cash equivalents, end of period	$41,563	$108,970
Supplemental cash flow information:
Cash paid for interest	$4,102	$2,380
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2019 convertible senior notes	$—	$120,466
Retirement of equity component of 2019 convertible senior notes	$—	$(125,811)
Net increase (decrease) in accrued fixed assets	$(233)	$1,179
See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira Pharmaceuticals, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a specialty pharmaceutical company focused on the development, manufacture and commercialization of pharmaceutical products, based on its proprietary DepoFoam® extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. Pacira is committed to driving innovation in postsurgical pain management by improving patient outcomes through the use of opioid-reducing strategies.

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated financial statements at March 31, 2018, and for the three month periods ended March 31, 2018 and 2017, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2017 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended March 31,
	2018	2017
Largest wholesaler	34%	35%
Second largest wholesaler	31%	29%
Third largest wholesaler	26%	25%
Total	91%	89%

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, and subsequently issued a number of amendments to this update. The new standard, as amended in Accounting Standards Codification, or ASC, 606, provides a single comprehensive model to be used in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance. The standard’s stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted this standard on January 1, 2018 using the modified retrospective method and recorded a cumulative effect adjustment of $1.4 million to accumulated deficit upon adoption—with the impact related to the acceleration of $1.0 million of deferred revenue and $0.4 million of royalties. Under the modified retrospective method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable revenue accounting guidance, ASC 605. If ASC 605 had been applied to the first quarter of 2018, deferred revenue would have been $1.0 million higher on the consolidated balance sheet, with $0.1 million in accrued expenses and current portion of deferred revenue and $0.9 million in other liabilities. The implementation of ASC 606 did not have a material impact on the Company’s consolidated statement of operations because the timing of revenue recognition for EXPAREL product sales did not change. The Company is recognizing existing collaborative licensing, milestone and royalty revenue earlier, subject to the variable consideration constraints, than it would have under the previous standard, however, these changes are not material to the Company’s consolidated statement of operations.

For additional information regarding the Company’s revenue, see Note 3, Revenue.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income (loss). Entities have the option to measure equity investments without readily determinable fair values either at fair value or at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 became effective for the Company beginning January 1, 2018. The Company has elected to measure equity investments without readily determinable fair values at cost adjusted for changes in observable prices. The guidance related to equity investments without readily determinable fair values is being applied prospectively to the Company’s investment in TELA Bio, Inc. The adoption of ASU 2016-01 may increase volatility in the Company’s net income as changes in observable prices of equity investments without readily determinable fair values will be recorded in net income (loss). The implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies existing guidance on how companies present and classify certain cash receipts and cash payments in the statement of cash flows by addressing specific cash flow issues in an effort to reduce diversity in practice, including guidance on debt prepayment or extinguishment costs and contingent consideration payments made after a business combination. ASU 2016-15 became effective for the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated statement of cash flows.

Recent Accounting Pronouncements Not Adopted as of March 31, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment for items such as initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or financing. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while financing leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). This update also introduces new disclosure requirements for leasing arrangements. The standard will become effective for the Company beginning January 1, 2019. Early adoption is permitted, although the Company does not expect to do so. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. For operating leases it will result in the recognition of lease liabilities and corresponding right-of-use assets upon adoption, which will have a material impact on the Company’s consolidated balance sheet. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated statements of operations, stockholders’ equity or cash flows. At adoption, this update will be applied using a modified retrospective approach. Refer to Note 13, Commitments and Contingencies, for further discussion on the Company’s leases.

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

NOTE 3—REVENUE

Revenue from Contracts with Customers

The Company’s sources of revenue include (i) sales of EXPAREL in the U.S.; (ii) sales of its bupivacaine liposome injectable suspension product for use in animal health indications in the U.S.; (iii) royalties based on sales of its bupivacaine liposome injectable suspension product for use in animal health indications and (iv) license fees and milestone payments. The majority of the Company’s revenue is derived from sales of EXPAREL. The Company does not consider revenue from other product sales, collaborative licensing, milestones and royalties to be material sources of its consolidated revenue. As such, the following disclosure only relates to revenue associated with net EXPAREL product sales.

Net Product Sales

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL revenue is recorded at the time the product is delivered to the end-user.

Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, wholesaler service fees, volume rebates and chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method for the gross to net adjustments, except for returns, which is based on the expected value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

Accounts Receivable

The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers and doctors. Payment terms generally range from zero to 37 days from the date of the transaction so there is no significant financing component.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.

At contract inception, the Company assess the goods promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying individual performance obligations, the Company considers all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. The Company’s contracts with customers require it to transfer an individual distinct product, which represents a single performance obligation. The Company’s performance obligation with respect to its product sales are satisfied at a point in time, which transfers control upon delivery of EXPAREL to its customers. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred, the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time.

Disaggregated Revenue

The following table represents disaggregated net product sales (dollar amounts in thousands):

	Three Months Ended March 31,

	2018	2017
Net product sales:
EXPAREL	$74,034	$67,701
DepoCyt(e) and other product sales	253	724
Total net product sales	$74,287	$68,425

NOTE 4—INVENTORIES

The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$16,721	$16,500
Work-in-process	8,427	8,371
Finished goods	14,895	16,540
Total	$40,043	$41,411

NOTE 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2018	2017
Machinery and laboratory equipment	$39,867	$39,002
Leasehold improvements	34,933	34,933
Computer equipment and software	7,194	7,086
Office furniture and equipment	1,603	1,603
Construction in progress	77,600	73,632
Total	161,197	156,256
Less: accumulated depreciation	(51,972)	(49,210)
Fixed assets, net	$109,225	$107,046

For the three months ended March 31, 2018 and 2017, depreciation expense was $2.8 million and $3.1 million, respectively. For the three months ended March 31, 2018 and 2017, capitalized interest on the construction of manufacturing sites was $0.4 million and $0.2 million, respectively.

At March 31, 2018 and December 31, 2017, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $62.4 million and $59.8 million, respectively.

NOTE 6—GOODWILL

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company recorded an $8.0 million milestone in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company recorded another $8.0 million milestone for achieving $250.0 million of annual EXPAREL net sales collected. For purposes of meeting future potential milestone payments, with certain exceptions, annual net sales are measured on a rolling quarterly basis. Cumulatively through March 31, 2018, the Company has recorded an additional $33.5 million as goodwill for earn-out payments that are based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2017	$55,197
Percentage payments on collections of net sales of DepoBupivacaine products	2,293
Balance at March 31, 2018	$57,490

NOTE 7—DEBT

Convertible Senior Notes Due 2022

On March 13, 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022.

The total debt composition of the 2022 Notes is as follows (in thousands):

	March 31,	December 31,
	2018	2017
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(7,081)	(7,482)
Discount on debt	(58,234)	(61,345)
Total debt, net of debt discount and deferred financing costs	$279,685	$276,173

The net proceeds from the issuance of the 2022 Notes were $334.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2022 Notes were used by the Company to repurchase the majority of its then-outstanding 3.25% convertible senior notes due 2019 in privately-negotiated transactions.

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2018, this condition for conversion was not met.

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

As of March 31, 2018, the 2022 Notes had a market price of $916 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at March 31, 2018 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $274.1 million was calculated using a 7.45% assumed borrowing rate. The equity component of $70.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2022 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2022 Notes, which is amortized over the five year term of the 2022 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

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

The total debt composition of the 2019 Notes is as follows (in thousands):

	March 31,	December 31,
	2018	2017
3.25% convertible senior notes due 2019	$338	$338
Deferred financing costs	(1)	(2)
Discount on debt	(10)	(12)
Total debt, net of debt discount and deferred financing costs	$327	$324

In March 2017, the Company used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of an aggregate of approximately 2.5 million shares of common stock. The partial repurchase of the 2019 Notes resulted in a $3.7 million loss on early debt extinguishment. In May 2017, the Company repurchased $0.5 million aggregate principal of the 2019 Notes in a privately-negotiated transaction for an aggregate of approximately $0.5 million in cash and the issuance of an aggregate of approximately ten thousand shares of common stock.

Holders may convert their 2019 Notes prior to August 1, 2018 only if certain circumstances are met, including if during the previous calendar quarter, the sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2018, this condition for conversion was not met. As of March 31, 2018, the 2019 Notes had a market price of $1,295 per $1,000 principal amount, compared to an estimated conversion value of $1,255 per $1,000 principal amount. In the event that the remaining 2019 Notes are converted, the Company would be required to repay approximately $0.3 million of principal value in cash and settle approximately $0.1 million of the conversion premium in cash, common stock or a combination of cash and shares of its common stock, at the Company’s option as of March 31, 2018.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Contractual interest expense	$2,051	$1,189
Amortization of debt issuance costs	402	201
Amortization of debt discount	3,113	1,411
Capitalized interest and other (Note 4)	(409)	(212)
Total	$5,157	$2,589

Effective interest rate on convertible senior notes	7.81%	7.48%

NOTE 8—FINANCIAL INSTRUMENTS

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at March 31, 2018 are calculated utilizing market quotations from an over-the-counter trading market for these instruments (Level 2). The carrying amount and fair value of the Company’s convertible senior notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
March 31, 2018		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$279,685	$—	$316,106	$—
3.25% convertible senior notes due 2019 (2)	$327	$—	$438	$—

(1) The closing price of the Company’s common stock was $31.15 per share at March 31, 2018 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

(2) The closing price of the Company’s common stock was $31.15 per share at March 31, 2018 compared to a conversion price of $24.82 per share which, if converted, would result in a conversion premium of less than ten thousand shares of the Company’s common stock or $0.1 million of cash. The maximum conversion premium that can be due on the 2019 Notes is approximately ten thousand shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. Net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At March 31, 2018, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At March 31, 2018, all short-term and long-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$47,382	$—	$(212)	$47,170
Commercial paper	105,771	—	(80)	105,691
Corporate bonds	145,871	—	(507)	145,364
Subtotal	299,024	—	(799)	298,225
Long-term:
Asset-backed securities	3,217	—	(19)	3,198
Corporate bonds	18,568	—	(83)	18,485
Subtotal	21,785	—	(102)	21,683
Total	$320,809	$—	$(901)	$319,908

December 31, 2017 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$28,338	$—	$(37)	$28,301
Commercial paper	48,999	—	(23)	48,976
Corporate bonds	180,119	—	(175)	179,944
Subtotal	257,456	—	(235)	257,221
Long-term:
Asset-backed securities	23,836	—	(79)	23,757
Corporate bonds	36,430	—	(140)	36,290
Subtotal	60,266	—	(219)	60,047
Total	$317,722	$—	$(454)	$317,268
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
The investment in TELA Bio, the purchase option and the contingent purchase obligation were recorded at fair value based on integrated valuation pricing models. These models included both unobservable and observable market inputs including option purchase price, volatility and projected liquidity date. The equity investment in the TELA Bio preferred B shares was recorded at $14.1 million and the purchase option was recorded in prepaid expenses and other current assets at $0.9 million. The fair value of the contingent purchase obligation was determined to be de minimis.
Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of March 31, 2018, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 32% and 28%, respectively. At December 31, 2017, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 35%, 30% and 27%, respectively. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of March 31, 2018 and December 31, 2017, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 9—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of goods sold	$1,207	$1,375
Research and development	697	658
Selling, general and administrative	6,481	5,367
Total	$8,385	$7,400

Stock-based compensation from:
Stock options (employee awards)	$6,356	$5,917
Stock options (consultant awards)	38	53
Restricted stock units (employee awards)	1,790	1,223
Employee stock purchase plan	201	207
Total	$8,385	$7,400

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the three months ended March 31, 2018, no shares were purchased and issued under the ESPP.

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2018:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	4,951,493	$43.51
Granted	229,296	43.15
Exercised	(46,317)	9.06
Forfeited	(160,471)	45.85
Expired	(119,191)	69.40
Outstanding at March 31, 2018	4,854,810	43.11

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	499,546	$47.32
Granted	2,250	37.81
Vested	(4,844)	43.64
Forfeited	(29,353)	45.37
Unvested at March 31, 2018	467,599	47.43

The weighted average fair value of stock options granted during the three months ended March 31, 2018 was $20.19 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2018
Expected dividend yield	None
Risk-free interest rate	2.40%
Expected volatility	51.1%
Expected term of options	5.20 years

NOTE 10—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
Net unrealized gains (losses) from available for sale investments:	2018	2017
Balance at beginning of period	$(454)	$(30)
Other comprehensive loss before reclassifications	(447)	(52)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(901)	$(82)

NOTE 11—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method) as well as the conversion of the excess conversion value on the 2019 Notes and 2022 Notes. As discussed in Note 7, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes. Since it is the Company’s intent to settle the principal amount of its convertible senior notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three months ended March 31, 2018 and 2017, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net loss	$(10,680)	$(19,866)
Denominator:
Weighted average common shares outstanding	40,707	37,998
Net loss per share:
Basic and diluted net loss per common share	$(0.26)	$(0.52)

The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average number of stock options	5,034	5,112
Weighted average number of RSUs	489	353
Conversion premium on the 2019 Notes	4	1,624
Weighted average ESPP purchase options	31	38
Total	5,558	7,127

NOTE 12—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Loss before income taxes:
Domestic	$(9,813)	$(19,320)
Foreign	(832)	(516)
Total loss before income taxes	$(10,645)	$(19,836)

The Company recorded income tax expense of less than $0.1 million in the three months ended March 31, 2018 and 2017. The tax provisions reflect current state income taxes. Due to net operating losses, or NOLs, carried forward to 2018 and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018. The utilization of the Company’s NOLs did not result in any deferred federal tax expense because there was a full valuation recorded with respect to the NOLs. Due to net taxable losses in 2017, no current federal income tax expense was recorded in that year. The tax provisions do not reflect deferred tax expenses because the Company’s deferred tax assets are fully offset by a valuation allowance.

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

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

The Company’s leases for its research and development, warehouse and DepoCyt(e) manufacturing facility in San Diego, California all expire in August 2020, and its lease for its EXPAREL manufacturing facility in San Diego, California expires in December 2025. The Company’s lease for its corporate headquarters in Parsippany, New Jersey expires in March 2028.

As of March 31, 2018, aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments
2018 (remaining nine months)	$5,922
2019	8,122
2020	7,604
2021	5,245
2022	5,366
2023 through 2028	19,577
Total	$51,836

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

NOTE 14—COMMERCIAL PARTNERS AND OTHER AGREEMENTS

DepoCyt(e) Discontinuation

In June 2017, the Company’s board of directors approved a decision to discontinue all future production of DepoCyt® (U.S. and Canada) and DepoCyte® (European Union) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. As of June 30, 2017, the Company had ceased all production of DepoCyt(e). In the three months ended March 31, 2018, the Company recorded a non-recurring charge of $0.1 million related to the discontinuation of its DepoCyt(e) manufacturing activities for lease costs, asset retirement obligations and other estimated exit costs.

As of March 31, 2018, a summary of the Company’s costs and reserves related to the DepoCyt(e) discontinuation are as follows (in thousands):

	Lease Costs	Asset Retirement Obligations and Other Discontinuation Costs	Total
Balance at December 31, 2017	$1,274	$236	$1,510
Charges incurred	54	36	90
Cash payments made	(337)	(13)	(350)
Other	40	16	56
Balance at March 31, 2018	$1,031	$275	$1,306

In April 2018, the Company received formal notice of the termination of a Supply Agreement and a Distribution Agreement (and all related agreements as subsequently amended) from Mundipharma International Corporation Limited and Mundipharma Medical Company, respectively. The Company may be required to make additional payments or incur additional costs relating to the DepoCyt(e) discontinuation which could be material to the Company’s results of operations and/or cash flows in a given period.

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
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other reports as filed with the Securities and Exchange Commission, or SEC.
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

Overview
Pacira is committed to driving innovation in postsurgical pain management by improving patient outcomes through the use of opioid-reducing strategies. Our product pipeline is based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. EXPAREL, an opioid free, amide-type local anesthetic, is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than 3.75 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers.

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
Highlights and Recent Events

•
In April 2018, we announced that the FDA approved our sNDA to broaden the use of EXPAREL to include administration via interscalene brachial plexus block to produce postsurgical regional analgesia. With this approval, EXPAREL is the first long-acting, single-dose nerve block available for patients undergoing upper extremity surgeries, such as total shoulder arthroplasty or rotator cuff repair.

The sNDA approval was based on positive data from a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries, in which EXPAREL demonstrated statistical significance for the primary endpoint of cumulative pain scores over 48 hours as measured by the area under the curve (P<0.0001). EXPAREL also achieved statistical significance versus placebo for the study’s key secondary endpoints as follows: total postsurgical opioid consumption through 48 hours (P<0.0001); opioid-free subjects through 48 hours (P<0.01) and time to first opioid rescue through 48 hours (P<0.0001).
EXPAREL
Interscalene brachial plexus block

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

Brachial plexus blocks are emerging as a mainstay of postsurgical pain control for upper extremity procedures. We believe the use of EXPAREL as an interscalene brachial plexus block offers the opportunity to:

•provide an alternative to catheters and pumps by turning off pain at the surgical site;
•further engage the anesthesiologist audience; and
•shift inpatient procedures to ambulatory surgery centers.

Phase 4 Trials

We are investing in a series of prospective randomized Phase 4 trials in key surgical procedures with EXPAREL as the foundation of a multimodal analgesic regimen, such as C-Section, hip fracture, spine, colorectal and breast reconstruction surgeries. Our Phase 4 trials are also designed to support clinician education on procedure-specific best-practice care. We believe positive data from our Phase 4 studies will lead to improved patient outcomes and customer satisfaction.

Pediatrics
The Pediatric Research Equity Act requires pharmaceutical companies to study their products in children for the same use for which they are approved in adults. We are working with the FDA to advance programs for infiltration as well as nerve block in the pediatric setting. There is no long-lasting local anesthetic approved for use in children under the age of 12, meaning that pediatric patients currently have no approved alternatives to opioids for the management of severe postsurgical pain and are in need of additional pain control options.

Product Pipeline

DepoFoam is used to extend the release of active drug substances. With this technology, we are currently developing DepoMeloxicam, or DepoMLX, a long-acting non-steroidal anti-inflammatory drug, or NSAID. We are also evaluating other potential DepoFoam compounds, and formulation work is underway for a number of pipeline candidates.

DepoMLX is designed to treat moderate to severe pain as part of a non-opioid multimodal regimen. As a single-dose local administration, DepoMLX could provide a longer duration of pain relief at a significantly lower concentration of systemic NSAIDs, which are known to cause dose-dependent gastrointestinal side effects. Meloxicam, which is currently available as an oral formulation, is a commonly used NSAID on the market today.
We opened an Investigational New Drug (IND) application for DepoMLX in December 2017 and expect to initiate a Phase 1 clinical trial in 2018.
Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenues

Net product sales are primarily sales of EXPAREL in the U.S. We also sell our bupivacaine liposome injectable suspension to a third party for use in animal health indications and receive royalties and milestone payments. Prior to the discontinuation of DepoCyt(e) production in June 2017, our net product sales and royalties included sales of DepoCyt(e) in the U.S. and Europe.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2018	2017
Net product sales:
EXPAREL	$74,034	$67,701	9%
DepoCyt(e) and other product sales	253	724	(65)%
Total net product sales	74,287	68,425	9%
Collaborative licensing and milestone revenue	—	206	(100)%
Royalty revenue	320	652	(51)%
Total revenues	$74,607	$69,283	8%

EXPAREL revenue grew 9% in the three months ended March 31, 2018 compared to the same period in 2017 primarily due an increase in sales volume of 10%, partially offset by a slight increase in chargebacks. The demand for EXPAREL has continued to increase as a result of new accounts and growth within existing accounts due to the continued adoption of EXPAREL in soft tissue and orthopedic procedures.

DepoCyt(e) and other product sales decreased 65% in the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily due to the discontinuation of DepoCyt(e) in June 2017, partially offset by an increase in sales of our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for use in animal health indications.

Royalty revenue primarily reflects royalties earned on collections of end-user sales to Aratana. Royalty revenue decreased 51% in the three months ended March 31, 2018 versus the same period in 2017, primarily due to the discontinuation of DepoCyt(e), partially offset by increased royalties from Aratana.

Collaborative licensing and milestone revenue decreased. As the result of our adoption of Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, previously deferred collaborative licensing and milestone revenue of $1.0 million from our agreement with Aratana was accelerated and recognized in accumulated deficit on January 1, 2018. Previously, this deferred revenue was amortized over the life of the agreement. See Note 2, Summary of Significant Accounting Policies and Note 3, Revenue, to our condensed consolidated financial statements included herein for further discussion of the adoption of ASU 2014-09.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2018	2017
Cost of goods sold	$22,885	$24,581	(7)%
Gross margin	69%	65%

The decrease in cost of goods sold and the corresponding improvement in gross margins for the three months ended March 31, 2018 versus the same period in 2017 was the result of scrapped lots of DepoCyt(e) that were expensed in the first three months of 2017 before the manufacture of the product was discontinued.

Research and Development Expenses

Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including Phase 4 trials that we are conducting to generate new data and best-practice administration techniques, and stock-based compensation expenses. Clinical development expenses include costs for clinical personnel, clinical trials performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other research and development expenses include development costs for our products and medical information expenses, which include personnel, equipment, materials and contractor costs for process development and product candidates, toxicology studies, development costs related to significant scale-ups of our manufacturing capacity, and facility costs for our research space. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2018	2017
Clinical development	$6,795	$10,763	(37)%
Product development and other	6,886	5,211	32%
Stock-based compensation	697	658	6%
Total research and development expense	$14,378	$16,632	(14)%
% of total revenues	19%	24%

Total research and development expense decreased 14% in the three months ended March 31, 2018 versus 2017.

The decrease in clinical development expense in the three months ended March 31, 2018 versus the same period in 2017 is primarily due to the prior completion of our two Phase 3 trials evaluating EXPAREL as a single-dose nerve block for prolonged regional analgesia. Enrollment in these studies began in the second quarter of 2016 and concluded in June 2017. This decrease was partially offset by increased consultant spend to support our sNDA submission for nerve block and expenses related to an FDA Anesthetic and Analgesic Drug Products Advisory Committee, or AADPAC, meeting held in February 2018. There was also an increase in costs related to investigator-initiated studies.

Product development and other expenses increased in the three months ended March 31, 2018 versus the same period in 2017 primarily due to increased expenditures for DepoMLX.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2018	2017
Sales and marketing	$25,123	$25,176	—%
General and administrative	12,587	11,577	9%
Stock-based compensation	6,481	5,367	21%
Total selling, general and administrative expenses	$44,191	$42,120	5%
% of total revenues	59%	61%

Total selling, general and administrative expenses increased 5% for the three months ended March 31, 2018 versus 2017.

Overall, sales and marketing expenses remained flat in the three months ended March 31, 2018 versus the same period in 2017. However, there was an increase in selling and promotional activities to support the growth of EXPAREL, including initiatives and commissions related to our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes. This increase was offset by lower marketing spend which we expect to increase during the remainder of 2018 following the FDA’s approval of our sNDA for nerve block. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs to create product awareness within key surgical markets. We also continue to support multiple educational programs related to the impact of opioids and postsurgical pain management, our national advocacy campaign to educate patients about non-opioid treatment options and an expanded public affairs campaign focused on driving policy change to improve patient access to those non-opioid treatment options.

General and administrative expenses increased 9% in the three months ended March 31, 2018 versus the same period in 2017, due to legal expenditures in the first quarter of 2018 related to a DOJ subpoena received in April 2015.

Stock-based compensation increased $1.1 million in the three month period ended March 31, 2018 versus the same period in 2017, primarily due to new awards granted in mid-to-late 2017 and accelerated stock-based compensation expense.

Product Discontinuation Expenses

In June 2017, we permanently discontinued production of DepoCyt(e) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. In the three months ended March 31, 2018, we recorded a charge of $0.1 million related to the discontinuation of our DepoCyt(e) manufacturing activities, which consisted of lease costs, asset retirement obligations and other estimated exit costs.
Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2018	2017
Interest income	$1,374	$514	167%
Interest expense	(5,157)	(2,589)	99%
Loss on early extinguishment of debt	—	(3,721)	(100)%
Other, net	75	10	650%
Total other expense, net	$(3,708)	$(5,786)	(36)%

Total other expense, net decreased by 36% in the three months ended March 31, 2018 versus the same period in 2017 due to the March 2017 issuance of $345.0 million of 2.375% convertible senior notes due 2022, or 2022 Notes. Investing the net proceeds from the 2022 Notes yielded a $0.9 million increase in interest income in the three months ended March 31, 2018 while the repurchase of $117.7 million of our 3.25% convertible senior notes due 2019, or 2019 Notes, resulted in a $3.7 million loss on early extinguishment of debt in the three months ended March 31, 2017. The decrease was partially offset by a $2.6 million increase in interest expense in the three months ended March 31, 2018 versus the same period in 2017 related to the 2022 Notes issuance.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2018	2017
Income tax expense	$35	$30	17%
Effective tax rate	0%	0%

Income tax expense was less than $0.1 million in the three months ended both March 31, 2018 and 2017. The tax expense reflects current state income taxes. Due to net operating losses carried forward to 2018 and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018. Due to net taxable losses in 2017, no current federal income tax expense was recorded in that year. Since our deferred tax assets are fully offset by a valuation allowance, income tax expense does not reflect deferred tax expenses.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under debt facilities and collaborative licensing and milestone revenue. As of March 31, 2018, we had an accumulated deficit of $398.5 million, cash and cash equivalents, short-term investments and long-term investments of $361.5 million and working capital of $370.4 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statement of Cash Flows Data:	2018	2017
Net cash provided by (used in):
Operating activities	$(2,689)	$6
Investing activities	(10,293)	(143,836)
Financing activities	419	216,856
Net increase (decrease) in cash and cash equivalents	$(12,563)	$73,026

Operating Activities

During the three months ended March 31, 2018, our net cash used in operating activities was $2.7 million compared to net cash provided by operating activities of less than $0.1 million during the three months ended March 31, 2017. The decrease of $2.7 million was driven by increased spending for our nerve block sNDA and the related AADPAC meeting in February 2018, increased interest payments related to our 2022 Notes and increased legal expenditures.

Investing Activities

During the three months ended March 31, 2018, our net cash used in investing activities was $10.3 million, which reflected $2.8 million of short-term and long-term investment purchases (net of maturities), purchases of fixed assets of $5.2 million and contingent consideration payments of $2.3 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego, California.

During the three months ended March 31, 2017, our net cash used in investing activities was $143.8 million, which reflected $138.1 million of short-term investment purchases (net of maturities) primarily from the net proceeds of the 2022 Notes, purchases of fixed assets of $3.6 million and contingent consideration payments of $2.1 million to Skyepharma. Major fixed asset purchases included expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England and facility upgrades at our Science Center Campus.

Financing Activities

During the three months ended March 31, 2018, our net cash provided by financing activities was $0.4 million, which consisted of proceeds from the exercise of stock options.

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

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At March 31, 2018, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at March 31, 2018 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

See Note 7, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes.

2019 Convertible Senior Notes

On January 23, 2013, we completed a private offering of $120.0 million in aggregate principal amount of our 2019 Notes, and entered into an indenture agreement with respect to the 2019 Notes. The 2019 Notes accrue interest at a rate of 3.25% per annum, payable semiannually in arrears on February 1 and August 1 of each year, and mature on February 1, 2019. As of March 31, 2018, the outstanding principal on the 2019 Notes was approximately $0.3 million.

See Note 7, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2019 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments, long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and to service our indebtedness through at least May 3, 2019. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

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

•
the cost and timing of potential milestone payments to Skyepharma, which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products, including EXPAREL, are met, or upon the first commercial sale in a major E.U. country;

•	costs related to legal and regulatory issues;

•	the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval;

•	the costs for the development and commercialization of other product candidates; and

•
the extent to which we acquire or invest in products, businesses and technologies, including our investment in TELA Bio, Inc., or TELA Bio, for which we may be required to invest up to an additional $10.0 million under certain performance scenarios or upon our own election.

We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of March 31, 2018, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Critical Accounting Policies and Use of Estimates
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2017.
Revenue Recognition
Our sources of revenue include (i) sales of EXPAREL in the U.S.; (ii) sales of our bupivacaine liposome injectable suspension product for use in animal health indications in the U.S.; (iii) royalties based on sales of our bupivacaine liposome injectable suspension product for use in animal health indications and (iv) license fees and milestone payments. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for transferring those goods.
Net Product Sales
We sell EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users which include hospitals, ambulatory surgery centers and doctors. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. We record EXPAREL revenue at the time the product is delivered to the end-user. We also recognize revenue from products manufactured and supplied to commercial partners upon shipment, such as our bupivacaine liposome injectable suspension product for use in animal health indications. Prior to the shipment of manufactured products, we conduct initial product release and stability testing in accordance with the FDA’s current Good Manufacturing Practices.
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, wholesaler service fees and volume rebates and chargebacks. The calculation of some of these items requires management to make estimates based on sales data, contracts and other related information that may become known in the future. We review the adequacy of our provisions on a quarterly basis.
Returns Allowances
We allow customers to return product that is damaged or received in error. In addition, we allow EXPAREL to be returned beginning six months prior to, and twelve months following product expiration. We estimate our sales returns reserve using the expected value method based on our historical return rates and related product return data. The returns reserve is recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses.
Prompt Payment Discounts
The prompt payment reserve is based upon discounts offered to wholesalers as an incentive to meet certain payment terms. We accrue discounts to wholesalers using the most likely amount method based on contractual terms of agreements and historical experience. We account for these discounts at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
Wholesaler Service Fees
Our customers include major and regional wholesalers with whom we have contracted a fee for service based on a percentage of gross product sales. This fee for service is recorded as a reduction to gross product sales and an increase to accrued expenses at the time of sale, and is recorded using the most likely amount method based on the contracted percentage.
Volume Rebates and Chargebacks
Volume rebates and chargeback reserves are recorded using the most likely amount method based upon contracted discounts and promotional offers we provide to certain end-users. Volume rebates are recorded at the time of sale as a reduction to gross product sales and an increase in accrued expenses. Chargeback reserves are recorded at the time of sale as a reduction to gross product sales and a reduction to accounts receivable.
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the three months ended March 31, 2018 and 2017 (in thousands):

March 31, 2018	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2017	$821	$657	$839	$696	$3,013
Provision	156	1,527	1,171	1,307	4,161
Payments/Credits	(151)	(1,546)	(1,321)	(1,289)	(4,307)
Balance at March 31, 2018	$826	$638	$689	$714	$2,867

March 31, 2017	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2016	$1,346	$595	$735	$1,124	$3,800
Provision	178	1,394	1,053	895	3,520
Payments/Credits	(274)	(1,436)	(1,202)	(968)	(3,880)
Balance at March 31, 2017	$1,250	$553	$586	$1,051	$3,440
Total reductions of gross product sales from sales-related allowances and accruals were $4.2 million and $3.5 million, or 5.3% and 4.9% of gross product sales for the three months ended March 31, 2018 and 2017, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in chargebacks driven by higher volume.

Contractual Obligations
There are no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2017.  For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash, cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2018 by approximately $1.4 million.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2018, the estimated fair value of the 2022 Notes was $916 per $1,000 principal amount. See Note 7, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At March 31, 2018, $345.0 million of principal remains outstanding on the 2022 Notes.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2017 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	First Amendment to Co-Promotion Agreement, dated April 19, 2018, between the Registrant and DePuy Synthes Sales, Inc.*

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended March 31 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

†    Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	May 3, 2018	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 3, 2018	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)