Form 10-Q
period 2018-06-30
Pacira Pharmaceuticals, Inc.
filed 2018-08-02
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of July 26, 2018, 40,960,416 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$116,871	$54,126
Short-term investments	254,450	257,221
Accounts receivable, net	35,641	31,658
Inventories, net	42,053	41,411
Prepaid expenses and other current assets	6,039	6,694
Total current assets	455,054	391,110
Long-term investments	1,601	60,047
Fixed assets, net	111,276	107,046
Goodwill	59,912	55,197
Equity investment	14,146	14,146
Other assets	692	825
Total assets	$642,681	$628,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,260	$14,658
Accrued expenses and current portion of deferred revenue	38,434	41,159
Convertible senior notes	330	324
Income taxes payable	—	76
Total current liabilities	53,024	56,217
Convertible senior notes	283,258	276,173
Other liabilities	15,886	16,498
Total liabilities	352,168	348,888
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 40,954,969 shares issued and outstanding at June 30, 2018; 40,668,877 shares issued and outstanding at December 31, 2017	41	41
Additional paid-in capital	686,888	669,032
Accumulated deficit	(395,871)	(389,136)
Accumulated other comprehensive loss	(545)	(454)
Total stockholders’ equity	290,513	279,483
Total liabilities and stockholders’ equity	$642,681	$628,371

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Net product sales	$80,717	$70,139	$155,004	$138,564
Collaborative licensing and milestone revenue	3,000	130	3,000	336
Royalty revenue	390	665	710	1,317
Total revenues	84,107	70,934	158,714	140,217
Operating expenses:
Cost of goods sold	20,916	23,811	43,801	48,392
Research and development	12,239	18,856	26,617	35,487
Selling, general and administrative	44,249	39,552	88,439	81,672
Product discontinuation	162	4,495	252	4,495
Total operating expenses	77,566	86,714	159,109	170,046
Income (loss) from operations	6,541	(15,780)	(395)	(29,829)
Other (expense) income:
Interest income	1,533	1,224	2,906	1,738
Interest expense	(5,397)	(5,226)	(10,553)	(7,815)
Loss on early extinguishment of debt	—	(11)	—	(3,732)
Other, net	(78)	80	(4)	89
Total other expense, net	(3,942)	(3,933)	(7,651)	(9,720)
Income (loss) before income taxes	2,599	(19,713)	(8,046)	(39,549)
Income tax expense	(35)	(30)	(70)	(60)
Net income (loss)	$2,564	$(19,743)	$(8,116)	$(39,609)

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$0.06	$(0.49)	$(0.20)	$(1.01)
Weighted average common shares outstanding:
Basic	40,796	40,160	40,751	39,079
Diluted	41,694	40,160	40,751	39,079

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$2,564	$(19,743)	$(8,116)	$(39,609)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	356	18	(91)	(34)
Total other comprehensive income (loss)	356	18	(91)	(34)
Comprehensive income (loss)	$2,920	$(19,725)	$(8,207)	$(39,643)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2017	40,669	$41	$669,032	$(389,136)	$(454)	$279,483
Cumulative effect adjustment of the adoption of Accounting Standards Update 2014-09 (Note 2)	—	—	—	1,361	—	1,361
Cumulative effect adjustment of the adoption of Accounting Standards Update 2018-07 (Note 2)	—	—	(20)	20	—	—
Exercise of stock options	103	—	1,492	—	—	1,492
Vested restricted stock units	148	—	—	—	—	—
Shares issued under employee stock purchase plan	35	—	952	—	—	952
Stock-based compensation	—	—	15,432	—	—	15,432
Net unrealized loss on investments	—	—	—	—	(91)	(91)
Net loss	—	—	—	(8,116)	—	(8,116)
Balance at June 30, 2018	40,955	$41	$686,888	$(395,871)	$(545)	$290,513

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2018	2017
		(Note 2)
Operating activities:
Net loss	$(8,116)	$(39,609)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets	5,610	6,813
Amortization of unfavorable lease obligation and debt issuance costs	786	524
Amortization of debt discount	6,283	4,362
Loss on early extinguishment of debt	—	3,732
Loss on disposal of fixed assets	10	2,030
Stock-based compensation	15,432	14,744
Changes in operating assets and liabilities:
Accounts receivable, net	(3,640)	2,470
Inventories, net	(642)	(2,324)
Prepaid expenses and other assets	102	1,849
Accounts payable	(2,826)	2,149
Accrued expenses and income taxes payable	(2,303)	8,402
Other liabilities	325	(1,480)
Net cash provided by operating activities	11,021	3,662
Investing activities:
Purchases of fixed assets	(7,818)	(8,771)
Purchases of investments	(182,749)	(274,791)
Sales of investments	244,562	82,782
Payment of contingent consideration	(4,715)	(4,206)
Net cash provided by (used in) investing activities	49,280	(204,986)
Financing activities:
Proceeds from exercise of stock options	1,492	2,613
Proceeds from shares issued under employee stock purchase plan	952	1,056
Proceeds from 2022 convertible senior notes	—	345,000
Repayment of 2019 convertible senior notes	—	(118,191)
Payment of debt issuance and financing costs	—	(11,000)
Costs for conversions of convertible senior notes	—	(284)
Net cash provided by financing activities	2,444	219,194
Net increase in cash and cash equivalents	62,745	17,870
Cash and cash equivalents, beginning of period	54,126	35,944
Cash and cash equivalents, end of period	$116,871	$53,814
Supplemental cash flow information:
Cash paid for interest	$4,102	$2,384
Cash paid for income taxes, net of refunds	$146	$133
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2019 convertible senior notes	$—	$120,960
Retirement of equity component of 2019 convertible senior notes	$—	$(126,326)
Net increase in accrued fixed assets	$2,032	$2,294
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

The condensed consolidated financial statements at June 30, 2018, and for the three and six month periods ended June 30, 2018 and 2017, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2017 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Largest wholesaler	33%	35%	33%	35%
Second largest wholesaler	29%	29%	30%	29%
Third largest wholesaler	25%	25%	26%	25%
Total	87%	89%	89%	89%

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

The Company adopted this standard on January 1, 2018 using the modified retrospective method and recorded a cumulative effect adjustment of $1.4 million to accumulated deficit upon adoption—with the impact related to the acceleration of $1.0 million of deferred revenue and $0.4 million of royalties. Under the modified retrospective method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable revenue accounting guidance, ASC 605. The implementation of ASC 606 did not have a material impact on the Company’s consolidated statements of operations because the timing of revenue recognition for EXPAREL product sales did not change. The Company is recognizing existing collaborative licensing, milestone and royalty revenue earlier, subject to the variable consideration constraints, than it would have under the previous standard. If ASC 605 had been applied to each of the first and second quarters of 2018, deferred revenue would have been $1.0 million higher on the consolidated balance sheet, with $0.1 million in accrued expenses and current portion of deferred revenue and $0.9 million in other liabilities. Under ASC 605, royalty revenue and accounts receivable for both the three and six months ended June 30, 2018 would have been lower by $0.4 million.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. The Company chose to early adopt ASU 2018-07 in June 2018 and recorded a cumulative effect adjustment of less than $0.1 million to accumulated deficit upon adoption.

Recent Accounting Pronouncements Not Adopted as of June 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently issued clarifications and corrections to the update by issuing ASU 2018-10 in July 2018. This update requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment for items such as initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or financing. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while financing leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). This update also introduces new disclosure requirements for leasing arrangements. The standard will become effective for the Company beginning January 1, 2019. Early adoption is permitted, although the Company does not expect to do so. The Company is currently evaluating the impact of ASU 2016-02 on its consolidated financial statements. For operating leases it will result in the recognition of lease liabilities and corresponding right-of-use assets upon adoption, which will have a material impact on the Company’s consolidated balance sheet. The Company does not believe the adoption of this ASU will have a significant impact on its consolidated statements of operations, stockholders’ equity or cash flows. At adoption, this update will be applied using a modified retrospective approach. Refer to Note 13, Commitments and Contingencies, for further discussion on the Company’s leases.

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

NOTE 3—REVENUE

Revenue from Contracts with Customers

The Company’s sources of revenue include (i) sales of EXPAREL in the U.S.; (ii) sales of its bupivacaine liposome injectable suspension product for use in animal health indications in the U.S.; (iii) royalties based on sales of its bupivacaine liposome injectable suspension product for use in animal health indications; and (iv) license fees and milestone payments. The majority of the Company’s revenue is derived from sales of EXPAREL. The Company does not consider revenue from other product sales, collaborative licensing, milestones and royalties to be material sources of its consolidated revenue. As such, the following disclosure only relates to revenue associated with net EXPAREL product sales.

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

At contract inception, the Company assesses the goods promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying individual performance obligations, the Company considers all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. The Company’s contracts with customers require it to transfer an individual distinct product, which represents a single performance obligation. The Company’s performance obligation with respect to its product sales are satisfied at a point in time, which transfers control upon delivery of EXPAREL to its customers. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred, the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time.

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2018	2017	2018	2017
Net product sales:
EXPAREL	$80,430	$69,773	$154,464	$137,474
Other product sales	287	366	540	1,090
Total net product sales	$80,717	$70,139	$155,004	$138,564

NOTE 4—INVENTORIES

The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$16,070	$16,500
Work-in-process	7,331	8,371
Finished goods	18,652	16,540
Total	$42,053	$41,411

NOTE 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Machinery and laboratory equipment	$41,809	$39,002
Leasehold improvements	34,932	34,933
Computer equipment and software	7,448	7,086
Office furniture and equipment	1,420	1,603
Construction in progress	79,670	73,632
Total	165,279	156,256
Less: accumulated depreciation	(54,003)	(49,210)
Fixed assets, net	$111,276	$107,046

For the three months ended June 30, 2018 and 2017, depreciation expense was $2.8 million and $3.7 million, respectively. For each of the three and six month periods ended June 30, 2018 and 2017, capitalized interest on the construction of manufacturing sites was $0.2 million.

For the six months ended June 30, 2018 and 2017, depreciation expense was $5.6 million and $6.8 million, respectively. For the six months ended June 30, 2018 and 2017, capitalized interest on the construction of manufacturing sites was $0.6 million and $0.4 million, respectively.

At June 30, 2018 and December 31, 2017, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $65.2 million and $59.8 million, respectively.

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

The first milestone was met in April 2012, resulting in a $10.0 million payment to Skyepharma. The Company recorded this payment net of a $2.0 million contingent consideration liability recognized at the time of the Acquisition, resulting in $8.0 million recorded as goodwill. In September 2014, the Company recorded an $8.0 million milestone in connection with achieving $100.0 million of annual EXPAREL net sales collected, and in June 2016, the Company recorded another $8.0 million milestone for achieving $250.0 million of annual EXPAREL net sales collected. For purposes of meeting future potential milestone payments, with certain exceptions, annual net sales are measured on a rolling quarterly basis. Cumulatively through June 30, 2018, the Company has recorded an additional $35.9 million as goodwill for earn-out payments that are based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL. Any remaining earn-out payments will also be treated as additional costs of the Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2017	$55,197
Percentage payments on collections of net sales of DepoBupivacaine products	4,715
Balance at June 30, 2018	$59,912

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

The total debt composition of the 2022 Notes is as follows (in thousands):

	June 30,	December 31,
	2018	2017
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(6,675)	(7,482)
Discount on debt	(55,067)	(61,345)
Total debt, net of debt discount and deferred financing costs	$283,258	$276,173

The net proceeds from the issuance of the 2022 Notes were $334.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2022 Notes were used by the Company to repurchase the majority of its then-outstanding 3.25% convertible senior notes due 2019 in privately-negotiated transactions.

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2018, this condition for conversion was not met.

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

As of June 30, 2018, the 2022 Notes had a market price of $934 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at June 30, 2018 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2022 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $274.1 million was calculated using a 7.45% assumed borrowing rate. The equity component of $70.9 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2022 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. That equity component is treated as a discount on the liability component of the 2022 Notes, which is amortized over the five-year term of the 2022 Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The total debt composition of the 2019 Notes is as follows (in thousands):

	June 30,	December 31,
	2018	2017
3.25% convertible senior notes due 2019	$338	$338
Deferred financing costs	(1)	(2)
Discount on debt	(7)	(12)
Total debt, net of debt discount and deferred financing costs	$330	$324

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

The 2019 Notes are convertible at any time. As of June 30, 2018, the 2019 Notes had a market price of $1,320 per $1,000 principal amount, compared to an estimated conversion value of $1,291 per $1,000 principal amount. In the event that the remaining 2019 Notes are converted, the Company would be required to repay approximately $0.3 million of principal value in cash and settle approximately $0.1 million of the conversion premium in cash, common stock or a combination of cash and shares of its common stock, at the Company’s option as of June 30, 2018.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$2,051	$2,053	$4,102	$3,242
Amortization of debt issuance costs	406	389	808	590
Amortization of debt discount	3,170	2,951	6,283	4,362
Capitalized interest and other (Note 5)	(230)	(167)	(640)	(379)
Total	$5,397	$5,226	$10,553	$7,815

Effective interest rate on convertible senior notes	7.81%	7.81%	7.81%	7.70%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at June 30, 2018 are calculated utilizing market quotations from an over-the-counter trading market for these instruments (Level 2). The carrying amount and fair value of the Company’s convertible senior notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
June 30, 2018		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$283,258	$—	$322,351	$—
3.25% convertible senior notes due 2019 (2)	$330	$—	$446	$—

(1) The closing price of the Company’s common stock was $32.05 per share at June 30, 2018 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

(2) The closing price of the Company’s common stock was $32.05 per share at June 30, 2018 compared to a conversion price of $24.82 per share which, if converted, would result in a conversion premium of less than ten thousand shares of the Company’s common stock or $0.1 million of cash. The maximum conversion premium that can be due on the 2019 Notes is approximately ten thousand shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. Net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At June 30, 2018, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At June 30, 2018, all short-term and long-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$47,341	$—	$(152)	$47,189
Commercial paper	72,447	8	(3)	72,452
Corporate bonds	135,206	—	(397)	134,809
Subtotal	254,994	8	(552)	254,450
Long-term:
Corporate bonds	1,602	—	(1)	1,601
Subtotal	1,602	—	(1)	1,601
Total	$256,596	$8	$(553)	$256,051

December 31, 2017 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$28,338	$—	$(37)	$28,301
Commercial paper	48,999	—	(23)	48,976
Corporate bonds	180,119	—	(175)	179,944
Subtotal	257,456	—	(235)	257,221
Long-term:
Asset-backed securities	23,836	—	(79)	23,757
Corporate bonds	36,430	—	(140)	36,290
Subtotal	60,266	—	(219)	60,047
Total	$317,722	$—	$(454)	$317,268
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.
TELA Bio, Inc.
In October 2017, the Company made a cash investment of $15.0 million in Series B Preferred Stock of TELA Bio Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. In conjunction with the investment in TELA Bio, the Company acquired an option to purchase an additional $10.0 million of Series B Preferred Stock under the same terms and conditions as existed on the initial purchase date. The purchase option expires on September 15, 2018. If the Company does not exercise its purchase option, the Company may be required to invest up to $10.0 million in Series B Preferred Stock under certain conditions. This contingent purchase obligation expires on October 31, 2018.
The investment in TELA Bio, the purchase option and the contingent purchase obligation were recorded at fair value based on integrated valuation pricing models. These models included both unobservable and observable market inputs including option purchase price, volatility and projected liquidity date. The equity investment in the Series B Preferred Stock was recorded at $14.1 million and the purchase option was recorded in prepaid expenses and other current assets at $0.9 million. The fair value of the contingent purchase obligation was determined to be de minimis.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of June 30, 2018, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 31%, 28% and 24%, respectively. At December 31, 2017, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 35%, 30% and 27%, respectively. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of June 30, 2018 and December 31, 2017, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 9—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of goods sold	$1,046	$1,395	$2,252	$2,770
Research and development	951	647	1,648	1,304
Selling, general and administrative	5,050	5,303	11,532	10,670
Total	$7,047	$7,345	$15,432	$14,744

Stock-based compensation from:
Stock options (employee awards)	$4,827	$5,741	$11,182	$11,658
Stock options (consultant awards)	202	29	241	83
Restricted stock units (employee awards)	1,819	1,389	3,609	2,611
Employee stock purchase plan	199	186	400	392
Total	$7,047	$7,345	$15,432	$14,744

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2018:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	4,951,493	$43.51
Granted	1,683,007	38.33
Exercised	(103,263)	14.45
Forfeited	(242,188)	44.43
Expired	(253,483)	64.19
Outstanding at June 30, 2018	6,035,566	41.65

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	499,546	$47.32
Granted	327,779	38.33
Vested	(147,844)	49.70
Forfeited	(42,722)	45.86
Unvested at June 30, 2018	636,759	42.23

The weighted average fair value of stock options granted during the six months ended June 30, 2018 was $18.85 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Six Months Ended June 30, 2018
Expected dividend yield	None
Risk-free interest rate	2.78%
Expected volatility	53.2%
Expected term of options	5.21 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2018, 34,985 shares were purchased and issued under the ESPP.

NOTE 10—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended June 30,
Net unrealized gains (losses) from available for sale investments:	2018	2017
Balance at beginning of period	$(454)	$(30)
Other comprehensive loss before reclassifications	(91)	(34)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(545)	$(64)

NOTE 11—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method) as well as the conversion of the excess conversion value on the 2022 Notes. As discussed in Note 7, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method. The Company must settle the principal of its 2019 Notes in cash and also intends to settle any conversion premium in cash.

Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three months ended June 30, 2017 and the six months ended June 30, 2018 and 2017, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$2,564	$(19,743)	$(8,116)	$(39,609)
Denominator:
Weighted average common shares outstanding	40,796	40,160	40,751	39,079
Computation of diluted securities:
Dilutive effect of stock options	807	—	—	—
Dilutive effect of RSUs	87	—	—	—
Dilutive effect of ESPP purchase options	4	—	—	—
Weighted average common shares outstanding—diluted	41,694	40,160	40,751	39,079
Net loss per share:
Basic and diluted net income (loss) per common share	$0.06	$(0.49)	$(0.20)	$(1.01)

The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of stock options	3,918	5,092	5,094	5,102
Weighted average number of RSUs	367	375	483	364
Conversion premium on the 2019 Notes	—	9	—	817
Weighted average ESPP purchase options	5	36	33	37
Total	4,290	5,512	5,610	6,320

NOTE 12—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes:
Domestic	$592	$(18,950)	$(9,221)	$(38,269)
Foreign	2,007	(763)	1,175	(1,280)
Total income (loss) before income taxes	$2,599	$(19,713)	$(8,046)	$(39,549)

The Company recorded income tax expense of less than $0.1 million in both the three and six month periods ended June 30, 2018 and 2017, respectively. The tax provisions reflect current state income taxes. Due to net operating losses, or NOLs, carried forward to 2018 and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018. The utilization of the Company’s NOLs did not result in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs. Due to net taxable losses in 2017, no current federal income tax expense was recorded in that year. The tax provisions do not reflect deferred tax expenses because the Company’s deferred tax assets are fully offset by a valuation allowance.

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

As of June 30, 2018, aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2018 (remaining six months)	$3,933
2019	8,122
2020	7,604
2021	5,245
2022	5,366
2023 through 2028	19,577
Total	$49,847

Litigation

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including those related to patents, product liability and government investigations. Except as described below, the Company is not presently a party to any legal proceedings which it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

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

In the three and six months ended June 30, 2018, the Company recorded a non-recurring charge of $0.2 million and $0.3 million, respectively, related to the discontinuation of its DepoCyt(e) manufacturing activities for lease costs, asset retirement obligations and other estimated exit costs.

In the three and six months ended June 30, 2017, the Company recorded a non-recurring charge of $5.0 million related to the discontinuation of its DepoCyt(e) manufacturing activities, including $0.5 million for DepoCyt(e) related inventory, which was recorded in cost of goods sold, and $4.5 million for the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, the write-off of property, plant and equipment, employee severance, asset retirement obligations and other estimated exit costs.

As of June 30, 2018, a summary of the Company’s costs and reserves related to the DepoCyt(e) discontinuation are as follows (in thousands):

	Lease Costs	Asset Retirement Obligations and Other Discontinuation Costs	Total
Balance at December 31, 2017	$1,274	$236	$1,510
Charges incurred	216	36	252
Cash payments made	(668)	(31)	(699)
Other	80	16	96
Balance at June 30, 2018	$902	$257	$1,159

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
Nuance Biotech Co. Ltd.

In June 2018, the Company entered into an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, the Company agreed to be the sole supplier of EXPAREL to Nuance and has granted Nuance the exclusive rights to develop and commercialize EXPAREL in China. The Company received an upfront payment of $3.0 million in July 2018 and is eligible to receive future milestone payments of up to $60.0 million that are triggered by filing for and securing regulatory approval(s) and annual sales in China exceeding certain levels. The Company is also entitled to tiered royalties as a percentage of net sales.

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

Overview
Pacira is committed to driving innovation in postsurgical pain management by improving patient outcomes through the use of opioid-reducing strategies. Our product pipeline is based on our proprietary DepoFoam extended release drug delivery technology, for use primarily in hospitals and ambulatory surgery centers. EXPAREL, an opioid free, amide-type local anesthetic, is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than four million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers.

We expect to continue to incur significant expenses as we pursue the expanded use of EXPAREL in additional indications and opportunities; advance our earlier-stage pipeline; seek FDA approvals for product candidates; develop our sales and marketing capabilities to prepare for their commercial launch; expand and enhance our manufacturing capacity for EXPAREL and support regulatory and legal matters.
Highlights and Recent Events

•
In June 2018, we entered into an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, we have agreed to be the sole supplier of EXPAREL to Nuance and have granted Nuance the exclusive rights to develop and commercialize EXPAREL in China. We received an upfront payment of $3.0 million in July 2018 and are eligible to receive future milestone payments of up to $60.0 million that are triggered by filing for and securing regulatory approval(s) and annual sales in China exceeding certain levels. We are also entitled to tiered royalties as a percentage of net sales.

•
In June 2018, we announced a partnership with MEDNAX, Inc., a national health solutions partner specializing in anesthesiology, neonatology, maternal-fetal medicine, other pediatric services, radiology and management services, to address the ongoing use of opioids during and after cesarean surgery by launching a national collaborative aimed at addressing the implementation of an Enhanced Recovery after Cesarean Surgery (ERACSTM) program.

•
In June 2018, we announced further collaboration with Aetna, one of the nation’s leading diversified health care benefits companies. Aetna has updated its online provider directory, DocFind, to help members easily identify surgeons who are committed to offering opioid alternatives, including EXPAREL, to manage postsurgical pain.

EXPAREL
Interscalene brachial plexus block

Nerve block is a general term used to refer to the injection of local anesthetic onto a nerve or bundle of nerves for regional pain control. Traditionally, nerve blocks are single injections of short-acting anesthetics and as a result, have a limited duration of action. When extended pain management is required, a catheter has been used to deliver bupivacaine continuously using an external pump. EXPAREL is designed to provide extended pain management using a single injection.

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
Phase 4 Trials

We are investing in Phase 4 trials in key surgical procedures with EXPAREL as the foundation of a multimodal analgesic regimen. We are currently enrolling a study in cesarean section, and we are preparing to initiate trials in hip fracture and spine surgeries. In surgical settings where we are seeing positive outcomes for EXPAREL as part of an enhanced recovery after surgery, or ERAS, protocol (such as colorectal and breast reconstruction procedures), we are investing in training around the protocol and collecting real-world data on the standard-of-care without EXPAREL compared to an EXPAREL-based ERAS protocol. Our Phase 4 strategy is designed to support clinician education on procedure-specific best-practice care for improved patient outcomes and customer satisfaction within our approved indications.

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

We are working with the FDA to advance programs for infiltration as well as nerve block in the pediatric setting. We have completed our first pharmacokinetic and safety study in children aged 12 to 17 undergoing corrective spine surgery and are preparing to submit our protocol to the FDA for an extended pharmacokinetic and safety study that will include children aged 6 to 17 who are undergoing cardiovascular or spine surgeries.

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
We have an active Investigational New Drug (IND) application for DepoMLX and are in the process of determining the most appropriate next step for clinical development.
We are also evaluating other potential DepoFoam compounds, and formulation work is underway for a number of pipeline candidates.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenues

Net product sales are primarily sales of EXPAREL in the U.S. Other product sales include sales of our bupivacaine liposome injectable suspension to a third party licensee for use in animal health indications and sales of Depocyt(e) to third party licensees in the U.S. and Europe prior to the discontinuation of DepoCyt(e) production in June 2017. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Net product sales:
EXPAREL	$80,430	$69,773	15%	$154,464	$137,474	12%
Other product sales	287	366	(22)%	540	1,090	(50)%
Total net product sales	80,717	70,139	15%	155,004	138,564	12%
Collaborative licensing and milestone revenue	3,000	130	100% +	3,000	336	100% +
Royalty revenue	390	665	(41)%	710	1,317	(46)%
Total revenues	$84,107	$70,934	19%	$158,714	$140,217	13%

EXPAREL revenue grew 15% and 12% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to increases in sales volumes of 20% and 17%, respectively, offset by a shift in product mix and an increase in chargebacks. The demand for EXPAREL has continued to increase as a result of the expansion of the EXPAREL label to include brachial plexus nerve block and the success of our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, which are both driving growth in new and existing accounts due to the continued adoption of EXPAREL as a critical component of multimodal pain management strategies for soft tissue and orthopedic procedures.

Other product sales decreased 22% and 50% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases were primarily due to the discontinuation of DepoCyt(e) in June 2017, partially offset by an increase in sales of our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for use in animal health indications.

Royalty revenue primarily reflects royalties earned on sales to Aratana. Royalty revenue decreased 41% and 46% in the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily due to the discontinuation of DepoCyt(e), partially offset by increased royalties from Aratana.

The increase in collaborative licensing and milestone revenue in the three and six months ended June 30, 2018 was the result of a $3.0 million upfront payment earned under our license agreement with Nuance for the development and commercialization of EXPAREL in China.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Cost of goods sold	$20,916	$23,811	(12)%	$43,801	$48,392	(9)%
Gross margin	75%	66%		72%	65%

The 9 and 7 percentage point improvements in our gross margins for the three and six months ended June 30, 2018 versus 2017, respectively, were primarily due to lower manufacturing costs per vial resulting from increased utilization of our facilities to manufacture EXPAREL, impacting gross margins by approximately 4% and 2%, respectively. In addition, gross margins improved by 3% in both the three and six months ended June 30, 2018 versus the same periods in 2017 as a result of scrapped lots of DepoCyt(e) that were expensed in the first six months of 2017 before the manufacture of the product was discontinued. The upfront payment earned under our license agreement with Nuance of $3.0 million also impacted gross margins by 1% in both the three and six months ended June 30, 2018 versus 2017, respectively. Excluding the $3.0 million upfront payment earned from Nuance, the gross margins were 74% and 72% in the three and six months ended June 30, 2018, respectively.
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

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Clinical development	$3,778	$12,674	(70)%	$8,963	$23,437	(62)%
Product development and other	7,510	5,535	36%	16,006	10,746	49%
Stock-based compensation	951	647	47%	1,648	1,304	26%
Total research and development expense	$12,239	$18,856	(35)%	$26,617	$35,487	(25)%
% of total revenues	15%	27%		17%	25%

Total research and development expense decreased 35% and 25% in the three and six months ended June 30, 2018 versus 2017, respectively.

The decreases in clinical development expense in both the three and six months ended June 30, 2018 versus 2017 are primarily due to the prior completion of our two Phase 3 trials evaluating EXPAREL as a single-dose nerve block for prolonged regional analgesia. Enrollment in these studies began in the second quarter of 2016 and concluded in June 2017. There were also decreases in costs related to investigator-initiated studies and the completion of product-related bioequivalence trials. The decreases in clinical development expense were partially offset by increased clinical infrastructure spend, including personnel and an in-house clinical trial database in both periods presented. In the six month period ended June 30, 2018 versus 2017, the decrease was also partially offset by an increased investment supporting our sNDA submission for nerve block and expenses related to an FDA Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC) meeting held in February 2018.

Product development and other expenses increased in the three and six months ended June 30, 2018 versus the same periods in 2017 primarily due to increased expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and additional expenditures for DepoMLX.

Stock-based compensation increased $0.3 million in both the three and six months ended June 30, 2018 versus the same periods in 2017 primarily due to an increase in the number of awards granted in the second half of 2017 and the first half of 2018.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Sales and marketing	$27,118	$22,613	20%	$52,240	$47,788	9%
General and administrative	12,081	11,636	4%	24,667	23,214	6%
Stock-based compensation	5,050	5,303	(5)%	11,532	10,670	8%
Total selling, general and administrative expense	$44,249	$39,552	12%	$88,439	$81,672	8%
% of total revenues	53%	56%		56%	58%

Total selling, general and administrative expenses increased 12% and 8% during the three and six months ended June 30, 2018 versus 2017, respectively.

Sales and marketing expenses increased 20% and 9% in the three and six months ended June 30, 2018 versus the same periods in 2017, respectively. We have expanded our public affairs campaign focused on driving policy change to improve patient access to non-opioid treatment options. There were also increases in selling and promotional activities to support the growth of EXPAREL, including initiatives and commissions related to our co-promotion agreement with DePuy Synthes, which are linked to incremental sales and vial mix, as well as additional marketing spend for the commercial launch of EXPAREL as a brachial plexus nerve block that we expect to continue during the remainder of 2018. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs to create product awareness within key surgical markets. We also continue to support multiple educational programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign to educate patients about non-opioid treatment options.

General and administrative expenses increased 4% and 6% in the three and six months ended June 30, 2018 versus 2017, respectively, primarily due to legal expenditures related to a DOJ subpoena received in April 2015.

Stock-based compensation decreased $0.3 million in the three month period ended June 30, 2018 versus the same period in 2017, primarily due to an increase in open positions and accelerated stock-based compensation expense that occurred in the first quarter of 2018, partially offset by an increase in awards granted. Stock-based compensation increased $0.9 million in the six month period ended June 30, 2018 versus the same period in 2017, primarily due to additional awards granted and accelerated stock-based compensation expense.

Product Discontinuation Expenses

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Product discontinuation	$162	$4,495	(96)%	$252	$4,495	(94)%

In June 2017, we discontinued production of DepoCyt(e) due to persistent technical issues specific to the DepoCyt(e) manufacturing process and recorded a $5.0 million non-recurring charge, of which $0.5 million was related to DepoCyt(e) related inventory and recorded in cost of goods sold. The other $4.5 million charged to product discontinuation expense related to the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, the write-off of property, plant and equipment, employee severance, asset retirement obligations and other estimated exit costs.
In the three and six months ended June 30, 2018, we recorded charges of $0.2 million and $0.3 million, respectively, related to the discontinuation of our DepoCyt(e) manufacturing activities. These charges relate to the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, asset retirement obligations and other estimated exit costs.
Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Interest income	$1,533	$1,224	25%	$2,906	$1,738	67%
Interest expense	(5,397)	(5,226)	3%	(10,553)	(7,815)	35%
Loss on early extinguishment of debt	—	(11)	(100)%	—	(3,732)	(100)%
Other, net	(78)	80	N/A	(4)	89	N/A
Total other expense, net	$(3,942)	$(3,933)	—%	$(7,651)	$(9,720)	(21)%

Total other expense, net remained flat in the three months ended June 30, 2018 versus 2017 due to a $0.2 million increase in amortization of debt discount related to our $345.0 million of 2.375% convertible senior notes due 2022, or 2022 Notes, and a $0.1 million increase in foreign exchange losses, offset by a $0.3 million increase in interest income due to higher overall returns on our investments.

Total other expense, net decreased by 21% in the six months ended June 30, 2018 versus the same period in 2017 due to a $3.7 million loss on early extinguishment of debt in the six months ended June 30, 2017 arising from the repurchase of $118.2 million of our 3.25% convertible senior notes due in 2019, or 2019 Notes. Interest income increased $1.2 million in the six months ended June 30, 2018 as a result of additional proceeds from the 2022 Notes, and interest expense increased $2.7 million versus 2017 due to the 2022 Notes issuance.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Income tax expense	$35	$30	17%	$70	$60	17%
Effective tax rate	0%	0%		0%	0%

Income tax expense was less than $0.1 million in the three and six months ended both June 30, 2018 and 2017. The tax expense reflects current state income taxes. Due to net operating losses carried forward to 2018 and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018. Due to net taxable losses in 2017, no current federal income tax expense was recorded in that year. Since our deferred tax assets are fully offset by a valuation allowance, income tax expense does not reflect deferred tax expenses.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under debt facilities and collaborative licensing and milestone revenue. As of June 30, 2018, we had an accumulated deficit of $395.9 million, cash and cash equivalents, short-term and long-term investments of $372.9 million and working capital of $402.0 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statement of Cash Flows Data:	2018	2017
Net cash provided by (used in):
Operating activities	$11,021	$3,662
Investing activities	49,280	(204,986)
Financing activities	2,444	219,194
Net increase in cash and cash equivalents	$62,745	$17,870

Operating Activities

During the six months ended June 30, 2018, our net cash provided by operating activities was $11.0 million compared to $3.7 million during the six months ended June 30, 2017. The increase of $7.4 million was primarily attributable to a 12% increase in net product sales of EXPAREL, partially offset by the associated increased commissions related to our co-promotion agreement with DePuy Synthes, spending for our expanded public affairs campaign focused on driving policy change to improve patient access to those non-opioid treatment options, and increased legal expenditures.

Investing Activities

During the six months ended June 30, 2018, our net cash provided by investing activities was $49.3 million, which reflected $61.8 million of short-term and long-term investment maturities (net of purchases), partially offset by purchases of fixed assets of $7.8 million and contingent consideration payments of $4.7 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego, California.

During the six months ended June 30, 2017, our net cash used in investing activities was $205.0 million, which reflected $192.0 million of short-term investment purchases (net of maturities) primarily from the net proceeds of the 2022 Notes, purchases of fixed assets of $8.8 million and contingent consideration payments of $4.2 million related to the March 2007 acquisition of Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus.

Financing Activities

During the six months ended June 30, 2018, our net cash provided by financing activities was $2.4 million, which consisted of proceeds from the exercise of stock options of $1.5 million and $1.0 million from the issuance of shares under our ESPP.

During the six months ended June 30, 2017, our net cash provided by financing activities was $219.2 million, which consisted of proceeds from the issuance of the 2022 Notes of $345.0 million, partially offset by $11.0 million of debt issuance and financing costs. In addition, a portion of the proceeds from the 2022 Notes was used to retire $118.2 million in principal of the 2019 Notes and for $0.3 million in related costs. Proceeds from the exercise of stock options were $2.6 million and proceeds from the issuance of shares under our ESPP were $1.1 million.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At June 30, 2018, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at June 30, 2018 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

See Note 7, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes and our other indebtedness.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments, long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and to service our indebtedness through at least August 2, 2019. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue to expand the commercialization of EXPAREL;

•
the cost and timing of expanding our manufacturing facilities for EXPAREL and other product candidates, including costs associated with certain technical transfer activities and the construction of manufacturing suites at Patheon’s facility;

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of June 30, 2018, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Revenue Recognition
Our sources of revenue include (i) sales of EXPAREL in the U.S.; (ii) sales of our bupivacaine liposome injectable suspension product for use in animal health indications in the U.S.; (iii) royalties based on sales of our bupivacaine liposome injectable suspension product for use in animal health indications; and (iv) license fees and milestone payments. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration that we expect to be entitled to in exchange for transferring those goods.
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
The following tables provide a summary of activity with respect to our sales related allowances and accruals for the six months ended June 30, 2018 and 2017 (in thousands):

June 30, 2018	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2017	$821	$657	$839	$696	$3,013
Provision	326	3,180	2,439	2,899	8,844
Payments/Credits	(427)	(3,171)	(2,428)	(2,807)	(8,833)
Balance at June 30, 2018	$720	$666	$850	$788	$3,024

June 30, 2017	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2016	$1,346	$595	$735	$1,124	$3,800
Provision	361	2,829	2,134	2,040	7,364
Payments/Credits	(612)	(2,861)	(2,258)	(1,857)	(7,588)
Balance at June 30, 2017	$1,095	$563	$611	$1,307	$3,576
Total reductions of gross product sales from sales-related allowances and accruals were $8.8 million and $7.4 million, or 5.4% and 5.1% of gross product sales for the six months ended June 30, 2018 and 2017, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in chargebacks driven by higher volume.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash, cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2018 by approximately $1.0 million.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2018, the estimated fair value of the 2022 Notes was $934 per $1,000 principal amount. See Note 7, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At June 30, 2018, $345.0 million of principal remains outstanding on the 2022 Notes.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	Executive Employment Agreement, dated March 13, 2013, between the Registrant and Richard Scranton, M.D.*†

10.2	Amendment No. 1 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and Richard Scranton, M.D.*†

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

†    Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	August 2, 2018	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	August 2, 2018	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)