Form 10-Q
period 2018-09-30
Pacira Pharmaceuticals, Inc.
filed 2018-11-01
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 28, 2018, 41,114,217 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$230,941	$54,126
Short-term investments	155,468	257,221
Accounts receivable, net	34,266	31,658
Inventories, net	44,884	41,411
Prepaid expenses and other current assets	6,490	6,694
Total current assets	472,049	391,110
Long-term investments	—	60,047
Fixed assets, net	110,063	107,046
Goodwill	62,040	55,197
Equity investment	14,146	14,146
Other assets	747	825
Total assets	$659,045	$628,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,795	$14,658
Accrued expenses and current portion of deferred revenue	40,359	41,159
Convertible senior notes	334	324
Income taxes payable	35	76
Total current liabilities	54,523	56,217
Convertible senior notes	286,893	276,173
Other liabilities	16,363	16,498
Total liabilities	357,779	348,888
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 41,061,181 shares issued and outstanding at September 30, 2018; 40,668,877 shares issued and outstanding at December 31, 2017	41	41
Additional paid-in capital	697,977	669,032
Accumulated deficit	(396,511)	(389,136)
Accumulated other comprehensive loss	(241)	(454)
Total stockholders’ equity	301,266	279,483
Total liabilities and stockholders’ equity	$659,045	$628,371

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Net product sales	$82,708	$66,951	$237,713	$205,515
Collaborative licensing and milestone revenue	—	26	3,000	361
Royalty revenue	740	358	1,450	1,676
Total revenues	83,448	67,335	242,163	207,552
Operating expenses:
Cost of goods sold	19,065	18,228	62,866	66,621
Research and development	14,897	11,775	41,514	47,262
Selling, general and administrative	44,179	40,644	132,619	122,316
Product discontinuation	1,259	260	1,511	4,754
Total operating expenses	79,400	70,907	238,510	240,953
Income (loss) from operations	4,048	(3,572)	3,653	(33,401)
Other (expense) income:
Interest income	1,586	1,068	4,493	2,805
Interest expense	(5,642)	(5,127)	(16,195)	(12,942)
Loss on early extinguishment of debt	—	—	—	(3,732)
Other, net	(694)	79	(699)	169
Total other expense, net	(4,750)	(3,980)	(12,401)	(13,700)
Loss before income taxes	(702)	(7,552)	(8,748)	(47,101)
Income tax benefit (expense)	62	(45)	(8)	(105)
Net loss	$(640)	$(7,597)	$(8,756)	$(47,206)

Net loss per share:
Basic and diluted net loss per common share	$(0.02)	$(0.19)	$(0.21)	$(1.19)
Weighted average common shares outstanding:
Basic and diluted	40,995	40,463	40,833	39,540

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(640)	$(7,597)	$(8,756)	$(47,206)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	305	(3)	213	(37)
Total other comprehensive income (loss)	305	(3)	213	(37)
Comprehensive loss	$(335)	$(7,600)	$(8,543)	$(47,243)

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2017	40,669	$41	$669,032	$(389,136)	$(454)	$279,483
Cumulative effect adjustment of the adoption of Accounting Standards Update 2014-09 (Note 2)	—	—	—	1,361	—	1,361
Cumulative effect adjustment of the adoption of Accounting Standards Update 2018-07 (Note 2)	—	—	(20)	20	—	—
Exercise of stock options	207	—	4,474	—	—	4,474
Vested restricted stock units	150	—	—	—	—	—
Shares issued under employee stock purchase plan	35	—	952	—	—	952
Stock-based compensation	—	—	23,539	—	—	23,539
Net unrealized gain on investments	—	—	—	—	213	213
Net loss	—	—	—	(8,756)	—	(8,756)
Balance at September 30, 2018	41,061	$41	$697,977	$(396,511)	$(241)	$301,266

See accompanying condensed notes to consolidated financial statements.

PACIRA PHARMACEUTICALS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
		(Note 2)
Operating activities:
Net loss	$(8,756)	$(47,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets	9,114	10,174
Amortization of unfavorable lease obligation and debt issuance costs	1,186	884
Amortization of debt discount	9,512	7,365
Loss on early extinguishment of debt	—	3,732
Loss on disposal of fixed assets	10	2,139
Stock-based compensation	23,539	23,407
Loss on unexercised investment purchase option	854	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,265)	2,916
Inventories, net	(3,473)	(7,834)
Prepaid expenses and other assets	(1,412)	3,734
Accounts payable	(1,400)	2,898
Accrued expenses and income taxes payable	(71)	1,644
Other liabilities	812	(2,999)
Net cash provided by operating activities	27,650	854
Investing activities:
Purchases of fixed assets	(12,271)	(14,190)
Purchases of investments	(182,750)	(436,017)
Sales of investments	345,602	223,962
Payment of contingent consideration	(6,842)	(6,219)
Net cash provided by (used in) investing activities	143,739	(232,464)
Financing activities:
Proceeds from exercise of stock options	4,474	5,304
Proceeds from shares issued under employee stock purchase plan	952	1,056
Proceeds from 2022 convertible senior notes	—	345,000
Repayment of 2019 convertible senior notes	—	(118,193)
Payment of debt issuance and financing costs	—	(11,000)
Costs for conversions of convertible senior notes	—	(285)
Net cash provided by financing activities	5,426	221,882
Net increase (decrease) in cash and cash equivalents	176,815	(9,728)
Cash and cash equivalents, beginning of period	54,126	35,944
Cash and cash equivalents, end of period	$230,941	$26,216
Supplemental cash flow information:
Cash paid for interest	$4,108	$6,896
Cash paid for income taxes, net of refunds	$146	$133
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2019 convertible senior notes	$—	$120,960
Retirement of equity component of 2019 convertible senior notes	$—	$(126,328)
Net increase (decrease) in accrued fixed assets	$(130)	$3,054
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated financial statements at September 30, 2018, and for the three and nine month periods ended September 30, 2018 and 2017, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2017 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

Concentration of Major Customers

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgical centers and physicians. The table below includes the percentage of sales processed by the Company’s three largest wholesalers in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Largest wholesaler	34%	34%	34%	35%
Second largest wholesaler	30%	30%	30%	29%
Third largest wholesaler	26%	26%	26%	26%
Total	90%	90%	90%	90%

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

The Company adopted this standard on January 1, 2018 using the modified retrospective method and recorded a cumulative effect adjustment of $1.4 million to accumulated deficit upon adoption—with the impact related to the acceleration of $1.0 million of deferred revenue and $0.4 million of royalties. Under the modified retrospective method of adoption, the comparative information in the consolidated financial statements has not been revised and continues to be reported under the previously applicable revenue accounting guidance, ASC 605. The implementation of ASC 606 did not have a material impact on the Company’s consolidated statements of operations because the timing of revenue recognition for EXPAREL product sales did not change. The Company is recognizing existing collaborative licensing, milestone and royalty revenue earlier, subject to the variable consideration constraints, than it would have under the previous standard. If ASC 605 had been applied to each of the first three quarters of 2018, deferred revenue would have been $1.0 million higher on the consolidated balance sheet, with $0.1 million in accrued expenses and current portion of deferred revenue and $0.9 million in other liabilities. Under ASC 605, royalty revenue and accounts receivable for the three and nine months ended September 30, 2018 would have been lower by $0.3 million and $0.7 million, respectively.

For additional information regarding the Company’s revenue, see Note 3, Revenue.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes accounting for equity investments and presentation and disclosure requirements for financial instruments. ASU 2016-01 does not apply to equity investments in consolidated subsidiaries or those accounted for under the equity method of accounting. Equity investments with readily determinable fair values will be measured at fair value with changes in fair value recognized in net income (loss). Entities have the option to measure equity investments without readily determinable fair values either at fair value or at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The standard also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 became effective for the Company beginning January 1, 2018. The Company has elected to measure equity investments without readily determinable fair values at cost minus impairment and adjusted for changes in observable prices when available. The guidance related to equity investments without readily determinable fair values is being applied prospectively to the Company’s investment in TELA Bio, Inc. The adoption of ASU 2016-01 may increase volatility in the Company’s net income (loss) as changes in observable prices of equity investments without readily determinable fair values will be recorded in net income (loss). The implementation of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. Refer to Note 8, Financial Instruments, for further information on the Company’s financial instruments.

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

Recent Accounting Pronouncements Not Adopted as of September 30, 2018

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and subsequently issued clarifications and corrections to the update by issuing ASU 2018-10 in July 2018. This update requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. Upon adoption, the lease liability will be equal to the present value of future lease payments and a right-of-use, or ROU, asset will be based on the lease liability, subject to adjustment for items such as initial direct costs. For income statement purposes, the new standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or financing. Operating leases will continue to result in straight-line expense while financing leases will result in a front-loaded expense pattern (similar to current accounting guidance by lessees for operating and capital leases, respectively, under ASC 840).
There are a number of practical expedients available to the Company at transition. The transition practical expedients are that the Company may elect to not re-assess: (i) whether its contracts contain a lease under the new definition, (ii) the classification of those leases and (iii) the accounting for any initial direct costs previously incurred. In addition, the Company may apply hindsight in determining the lease terms on its existing leases and any potential impairments that may exist on the ROU assets to be recognized at adoption, and the Company may elect to not recognize an ROU asset and lease liability for those leases with a remaining lease term of 12 months or less.
Upon adoption, ROU assets and lease liabilities will be recognized on the Company’s consolidated balance sheets. The lease liability recognized upon adoption will be based upon the present value of the sum of the remaining minimum lease payments (as previously identified under ASC 840) and any amounts probable of being owed under a residual value guarantee (if applicable), to be determined using the discount rate then in effect. The interest rate will be based on the Company’s ability to borrow on a collateralized basis over a similar remaining term and in a similar economic environment. The ROU asset to be recorded will be based on the lease liability and adjusted for any prepaid or accrued lease payments, the remaining balance of any lease incentives, the unamortized initial direct costs and impairments (if applicable).
The standard is effective for the Company beginning January 1, 2019. The Company has the option to adopt the new standard using one of two methods: retrospectively to each prior reporting period presented with a cumulative effect adjustment recognized at the beginning of the earliest comparative period presented, or at the beginning of the period of adoption through a cumulative-effect adjustment. If the latter method is elected, the ROU assets and lease liabilities will be reflected in the Company’s consolidated financial statements only for periods beginning on or after January 1, 2019.
The Company continues to evaluate the impact of ASU 2016-02 on its consolidated financial statements. The recognition of lease liabilities and corresponding ROU assets will have a material impact on the Company’s consolidated balance sheet. The Company does not believe the adoption of this standard will have a significant impact on its consolidated statements of operations, stockholders’ equity or cash flows. Refer to Note 13, Commitments and Contingencies, for further information on the Company’s existing leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. This update also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This standard will become effective for the Company beginning January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allows for clear communication of information that is most important to the users of financial statements. There were certain required disclosures that have been removed or modified. In addition, the update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard will become effective for the Company beginning January 1, 2020, with early adoption permitted. The Company will continue to evaluate the impact of ASU 2018-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update provides guidance to determine which implementation costs to capitalize as they relate to the service contract and which costs to expense. In addition, the update further defines the term of the hosting arrangement to include the non-cancelable period of the arrangement plus periods covered by (i) an option to extend the arrangement if the customer is reasonably certain to exercise that option, (ii) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option and (iii) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. Any expense related to the capitalized implementation costs should be recorded in the same financial statement line item in the consolidated statements of operations as the fees associated with the hosting element of the arrangement, and the payments for capitalized implementation costs should be classified in the same manner as payments made for fees associated with the hosting element in the consolidated statements of cash flows. This standard will become effective for the Company beginning January 1, 2020. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.
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

Accounts Receivable

The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers and doctors. Payment terms generally range from zero to 37 days from the date of the transaction, and accordingly, there is no significant financing component.

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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2018	2017	2018	2017
Net product sales:
EXPAREL	$82,226	$66,780	$236,690	$204,254
Other product sales	482	171	1,023	1,261
Total net product sales	$82,708	$66,951	$237,713	$205,515

NOTE 4—INVENTORIES

The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$16,329	$16,500
Work-in-process	12,013	8,371
Finished goods	16,542	16,540
Total	$44,884	$41,411

NOTE 5—FIXED ASSETS

Fixed assets, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2018	2017
Machinery and laboratory equipment	$60,408	$39,002
Leasehold improvements	53,126	34,933
Computer equipment and software	8,085	7,086
Office furniture and equipment	1,420	1,603
Construction in progress	44,531	73,632
Total	167,570	156,256
Less: accumulated depreciation	(57,507)	(49,210)
Fixed assets, net	$110,063	$107,046

For the three months ended September 30, 2018 and 2017, depreciation expense was $3.5 million and $3.4 million, respectively. For the three months ended September 30, 2018 and 2017, capitalized interest on the construction of manufacturing sites was less than $0.1 million and $0.3 million, respectively.

For the nine months ended September 30, 2018 and 2017, depreciation expense was $9.1 million and $10.2 million, respectively. For the both the three and nine months ended September 30, 2018 and 2017, capitalized interest on the construction of manufacturing sites was $0.7 million.

At September 30, 2018 and December 31, 2017, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $65.1 million and $59.8 million, respectively. During the three and nine months ended September 30, 2018, the Company placed into service $35.7 million of the leasehold improvements and manufacturing process equipment located in England.

NOTE 6—GOODWILL

In March 2007, the Company acquired from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma, its California operating subsidiary (the “Skyepharma Acquisition”). The Company’s goodwill arose from contingent milestone and earn-out payments to Skyepharma in connection with the Skyepharma Acquisition. The Skyepharma Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the acquisition date. In connection with the Skyepharma Acquisition, the Company agreed to certain earn-out payments as well as milestone payments for DepoBupivacaine products, including EXPAREL, as follows:

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

For purposes of meeting future potential milestone payments, with certain exceptions, annual net sales are measured on a rolling quarterly basis. As part of the Skyepharma Acquisition, the Company agreed to pay certain earn-out payments based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL, for the term during which such sales were covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. The last patents during which a valid claim existed expired on September 18, 2018. Any remaining payments will be treated as additional costs of the Skyepharma Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

The change in the carrying value of goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2017	$55,197
Percentage payments on collections of net sales of DepoBupivacaine products	6,843
Balance at September 30, 2018	$62,040

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

The total debt composition of the 2022 Notes is as follows (in thousands):

	September 30,	December 31,
	2018	2017
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(6,265)	(7,482)
Discount on debt	(51,842)	(61,345)
Total debt, net of debt discount and deferred financing costs	$286,893	$276,173

The net proceeds from the issuance of the 2022 Notes were $334.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2022 Notes were used by the Company to repurchase the majority of its then-outstanding 3.25% convertible senior notes due 2019 in privately-negotiated transactions.

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2018, this condition for conversion was not met.

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

As of September 30, 2018, the 2022 Notes had a market price of $1,063 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2018 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

The total debt composition of the 2019 Notes is as follows (in thousands):

	September 30,	December 31,
	2018	2017
3.25% convertible senior notes due 2019	$338	$338
Deferred financing costs	(1)	(2)
Discount on debt	(3)	(12)
Total debt, net of debt discount and deferred financing costs	$334	$324

In March 2017, the Company used part of the net proceeds from the issuance of the 2022 Notes discussed above to repurchase $117.7 million aggregate principal of the 2019 Notes in privately-negotiated transactions for an aggregate of approximately $118.2 million in cash and the issuance of an aggregate of approximately 2.5 million shares of common stock. The partial repurchase of the 2019 Notes resulted in a $3.7 million loss on early debt extinguishment. In May 2017, the Company repurchased $0.5 million aggregate principal of the 2019 Notes in a privately-negotiated transaction for an aggregate of approximately $0.5 million in cash and the issuance of an aggregate of approximately 10,000 shares of common stock.

The 2019 Notes are convertible at any time. As of September 30, 2018, the 2019 Notes had a market price of $1,985 per $1,000 principal amount, compared to an estimated conversion value of $1,980 per $1,000 principal amount. In the event that the remaining 2019 Notes are converted, the Company would be required to repay approximately $0.3 million of principal value in cash and settle approximately $0.3 million of the conversion premium in cash, common stock or a combination of cash and shares of its common stock, at the Company’s option as of September 30, 2018.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$2,051	$2,051	$6,153	$5,293
Amortization of debt issuance costs	411	393	1,219	984
Amortization of debt discount	3,228	3,003	9,512	7,365
Capitalized interest and other (Note 5)	(48)	(320)	(689)	(700)
Total	$5,642	$5,127	$16,195	$12,942

Effective interest rate on convertible senior notes	7.81%	7.81%	7.81%	7.75%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at September 30, 2018 are calculated utilizing market quotations from an over-the-counter trading market for these instruments (Level 2). The carrying amount and fair value of the Company’s convertible senior notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
September 30, 2018		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$286,893	$—	$366,563	$—
3.25% convertible senior notes due 2019 (2)	$334	$—	$671	$—

(1) The closing price of the Company’s common stock was $49.15 per share at September 30, 2018 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

(2) The closing price of the Company’s common stock was $49.15 per share at September 30, 2018 compared to a conversion price of $24.82 per share which, if converted, would result in a conversion premium of less than 10,000 shares of the Company’s common stock or $0.3 million of cash. The maximum conversion premium that can be due on the 2019 Notes is approximately 10,000 shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. Net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At September 30, 2018, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At September 30, 2018, all short-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$32,565	$—	$(72)	$32,493
Commercial paper	16,154	—	(2)	16,152
Corporate bonds	106,990	2	(169)	106,823
Total	$155,709	$2	$(243)	$155,468

December 31, 2017 Debt Securities	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$28,338	$—	$(37)	$28,301
Commercial paper	48,999	—	(23)	48,976
Corporate bonds	180,119	—	(175)	179,944
Subtotal	257,456	—	(235)	257,221
Long-term:
Asset-backed securities	23,836	—	(79)	23,757
Corporate bonds	36,430	—	(140)	36,290
Subtotal	60,266	—	(219)	60,047
Total	$317,722	$—	$(454)	$317,268
Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.
TELA Bio, Inc.
In October 2017, the Company made a cash investment of $15.0 million in Series B Preferred Stock of TELA Bio Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. In conjunction with its investment in TELA Bio, the Company acquired an option to purchase an additional $10.0 million of Series B Preferred Stock under the same terms and conditions as existed on the initial purchase date.
The investment in TELA Bio and the purchase option were recorded at fair value based on integrated valuation pricing models. As of December 31, 2017, the equity investment in the TELA Bio Series B Preferred Stock was recorded at $14.1 million and the purchase option was recorded in prepaid expenses and other current assets at $0.9 million. The purchase option expired unexercised on September 15, 2018. Accordingly, the Company recorded a loss of $0.9 million on the unexercised purchase option, which was recorded in other income (expense) in its consolidated statements of operations in the three and nine months ended September 30, 2018.
Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of September 30, 2018, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 31% and 27%, respectively. At December 31, 2017, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 35%, 30% and 27%, respectively. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of September 30, 2018 and December 31, 2017, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 9—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of goods sold	$1,179	$1,502	$3,431	$4,272
Research and development	1,122	824	2,770	2,128
Selling, general and administrative	5,807	6,337	17,338	17,007
Total	$8,108	$8,663	$23,539	$23,407

Stock-based compensation from:
Stock options (employee awards)	$5,270	$6,310	$16,452	$17,968
Stock options (consultant awards)	209	36	449	118
Restricted stock units (employee awards)	2,479	2,161	6,088	4,772
Employee stock purchase plan	150	156	550	549
Total	$8,108	$8,663	$23,539	$23,407

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2018:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2017	4,951,493	$43.51
Granted	1,838,762	38.51
Exercised	(207,337)	21.58
Forfeited	(413,950)	42.48
Expired	(303,999)	65.81
Outstanding at September 30, 2018	5,864,969	41.63

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2017	499,546	$47.32
Granted	329,929	38.32
Vested	(149,982)	49.78
Forfeited	(81,658)	44.16
Unvested at September 30, 2018	597,835	42.18

The weighted average fair value of stock options granted during the nine months ended September 30, 2018 was $18.90 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Nine Months Ended September 30, 2018
Expected dividend yield	None
Risk-free interest rate	2.78%
Expected volatility	53.2%
Expected term of options	5.15 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2018, 34,985 shares were purchased and issued under the ESPP.

NOTE 10—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Nine Months Ended September 30,
Net unrealized gains (losses) from available for sale investments:	2018	2017
Balance at beginning of period	$(454)	$(30)
Other comprehensive income (loss) before reclassifications	213	(37)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(241)	$(67)

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
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2018 and 2017, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(640)	$(7,597)	$(8,756)	$(47,206)
Denominator:
Weighted average common shares outstanding	40,995	40,463	40,833	39,540
Net loss per share:
Basic and diluted net loss per common share	$(0.02)	$(0.19)	$(0.21)	$(1.19)

The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of stock options	5,988	5,405	5,392	5,203
Weighted average number of RSUs	618	549	528	426
Conversion premium on the 2019 Notes	—	5	—	546
Weighted average ESPP purchase options	29	22	32	32
Total	6,635	5,981	5,952	6,207

NOTE 12—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) before income taxes:
Domestic	$1,839	$(6,867)	$(7,382)	$(45,136)
Foreign	(2,541)	(685)	(1,366)	(1,965)
Total loss before income taxes	$(702)	$(7,552)	$(8,748)	$(47,101)

The Company recorded an income tax benefit of less than $0.1 million in the three months ended September 30, 2018. The Company recorded income tax expense of less than or equal to $0.1 million in the three and nine months ended September 30, 2017 and nine months ended September 30, 2018. The tax provision for 2018 reflects alternative minimum tax (AMT) credit refunds receivable pursuant to Public Law No. 115-97 (formerly known as the Tax Cuts and Jobs Act), offset by current state income taxes. Due to net operating losses, or NOLs, carried forward to 2018 and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018. The tax provision for 2017 reflects current state income taxes. Due to net taxable losses, no current federal income tax expense was recorded in 2017. The utilization of the Company’s NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its EXPAREL manufacturing, research and development, warehouse and DepoCyt(e) facilities in San Diego, California, and its corporate headquarters in Parsippany, New Jersey.

As of September 30, 2018, aggregate annual minimum payments due under the Company’s lease obligations are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2018 (remaining three months)	$2,002
2019	8,089
2020	7,570
2021	5,245
2022	5,366
2023 through 2028	19,577
Total	$47,849

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

In the three and nine months ended September 30, 2018, the Company recorded non-recurring charges of $1.3 million and $1.5 million, respectively, related to the discontinuation of its DepoCyt(e) manufacturing activities for lease costs, asset retirement obligations and other estimated exit costs. The charges incurred in 2018 represent additional lease and facility costs due to the fact that the Company has not been able to sub-lease the property considering the short period of time remaining on the Company’s existing lease.
In the three and nine months ended September 30, 2017, the Company recorded non-recurring charges of $0.3 million and $5.3 million, respectively, related to the discontinuation of its DepoCyt(e) manufacturing activities, including $0.1 million and $0.6 million, respectively, for DepoCyt(e) related inventory, which is recorded in cost of goods sold. The remaining components of the charge consisted of $0.2 million and $4.7 million, respectively, for the remaining lease costs less an estimate of potential sublease income for the facility where DepoCyt(e) was manufactured, the write-off of property, plant and equipment, employee severance, asset retirement obligations and other estimated exit costs.
As of September 30, 2018, a summary of the Company’s costs and reserves related to the DepoCyt(e) discontinuation are as follows (in thousands):

	Lease Costs	Asset Retirement Obligations and Other Discontinuation Costs	Total
Balance at December 31, 2017	$1,274	$236	$1,510
Charges incurred	1,468	43	1,511
Cash payments made	(993)	(81)	(1,074)
Other	120	16	136
Balance at September 30, 2018	$1,869	$214	$2,083

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

We expect to continue to incur significant expenses as we pursue the expanded use of EXPAREL in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL and other product candidates; invest in sales and marketing resources; expand and enhance our manufacturing capacity for EXPAREL; invest in products, businesses and technologies and support legal matters.

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

In April 2018, we announced that the FDA approved our sNDA to broaden the use of EXPAREL to include administration via interscalene brachial plexus block to produce postsurgical regional analgesia. With this approval, EXPAREL is the first long-acting, single-dose nerve block available for patients undergoing upper extremity surgeries, such as total shoulder arthroplasty or rotator cuff repair. The sNDA approval was based on positive data from a Phase 3 study of EXPAREL in brachial plexus block for shoulder surgeries, in which EXPAREL demonstrated statistical significance relative to placebo for the primary endpoint of cumulative pain scores over 48 hours as measured by the area under the curve (P<0.0001). EXPAREL also achieved statistical significance versus placebo for the study’s key secondary endpoints as follows: total postsurgical opioid consumption through 48 hours (P<0.0001); opioid-free subjects through 48 hours (P<0.01) and time to first opioid rescue through 48 hours (P<0.0001).
Phase 4 Trials

We are investing in Phase 4 trials in key surgical procedures with EXPAREL as the foundation of a multimodal analgesic regimen to generate new data and best-practice administration techniques for enhancements or alternative uses of EXPAREL. We are currently enrolling a study in cesarean section, and we are preparing to initiate trials in hip fracture and spine surgeries.

In surgical settings where we are seeing positive outcomes for EXPAREL as part of an enhanced recovery after surgery, or ERAS, protocol (such as colorectal and breast reconstruction procedures), we are investing in training around the protocol and collecting real-world data on the standard-of-care without EXPAREL compared to an EXPAREL-based ERAS protocol. Our Phase 4 strategy also supports clinician education on procedure-specific best-practice care for improved patient outcomes and customer satisfaction within our approved indications.

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

We are working with the FDA to advance programs for infiltration as well as nerve block in the pediatric setting. We have completed our first pharmacokinetic and safety study in children aged 12 to 17 undergoing corrective spine surgery and have submitted our protocol to the FDA for an extended pharmacokinetic and safety study that will include children aged 6 to 17 who are undergoing cardiovascular or spine surgeries.

Product Pipeline

We are focused on becoming a premier provider of innovative non-opioid pain management and regenerative health solutions through a three-pronged approach:

•First, given the safety profile and flexibility of our DepoFoam platform, we are advancing a development plan for intrathecal delivery of a non-opioid analgesic for acute and chronic pain. This program is underway with EXPAREL, as well as other local anesthetic and novel active pharmaceutical ingredient (API) products.

•Second, we have several DepoFoam-based products in preclinical development, including DepoMeloxicam, a long-acting non-steroidal anti-inflammatory drug. Following data readouts from animal and other feasibility studies for these candidates, we will determine the best programs to advance into the clinic.

•Third, business development where our team is selectively evaluating opportunities in orthopedic surgery, osteoarthritis and additional products and technologies of interest to surgeons and anesthesiologists.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

Net product sales primarily consist of sales of EXPAREL in the U.S. Other product sales include sales of our bupivacaine liposome injectable suspension to a third party licensee for use in animal health indications and sales of Depocyt(e) to third party licensees in the U.S. and Europe prior to the discontinuation of DepoCyt(e) production in June 2017. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Net product sales:
EXPAREL	$82,226	$66,780	23%	$236,690	$204,254	16%
Other product sales	482	171	100% +	1,023	1,261	(19)%
Total net product sales	82,708	66,951	24%	237,713	205,515	16%
Collaborative licensing and milestone revenue	—	26	(100)%	3,000	361	100% +
Royalty revenue	740	358	100% +	1,450	1,676	(13)%
Total revenues	$83,448	$67,335	24%	$242,163	$207,552	17%

EXPAREL revenue grew 23% and 16% in the three and nine months ended September 30, 2018, versus 2017, respectively, primarily due to increases in sales volumes of 29% and 21%, respectively, offset primarily by a shift in EXPAREL product sizes. The demand for EXPAREL has continued to increase as a result of the expansion of the EXPAREL label in April 2018 to include brachial plexus nerve block and the success of our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, which are driving growth in new and existing accounts due to the continued adoption of EXPAREL as a critical component of multimodal pain management strategies for soft tissue and orthopedic procedures.

Other product sales increased over 100% in the three months ended September 30, 2018, compared to the same period in 2017, due to an increase in sales of our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for use in animal health indications. Other product sales decreased 19% in the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the discontinuation of DepoCyt(e) in June 2017, partially offset by an increase in sales of our bupivacaine liposome injectable suspension to Aratana.

Royalty revenue in the three months ended September 30, 2018 primarily reflects royalties earned on sales to Aratana. Royalty revenue decreased 13% in the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to the discontinuation of DepoCyt(e), partially offset by increased royalties from Aratana.

The increase in collaborative licensing and milestone revenue in the nine months ended September 30, 2018 was the result of a $3.0 million upfront payment earned under a license agreement with Nuance Biotech Co. Ltd. for the development and commercialization of EXPAREL in China.

The following tables provide a summary of activity with respect to our sales related allowances and accruals for the nine months ended September 30, 2018 and 2017 (in thousands):

September 30, 2018	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2017	$821	$657	$839	$696	$3,013
Provision	500	4,873	3,719	4,493	13,585
Payments/Credits	(715)	(4,827)	(3,806)	(4,353)	(13,701)
Balance at September 30, 2018	$606	$703	$752	$836	$2,897

September 30, 2017	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2016	$1,346	$595	$735	$1,124	$3,800
Provision	536	4,200	3,182	3,015	10,933
Payments/Credits	(923)	(4,229)	(3,314)	(3,265)	(11,731)
Balance at September 30, 2017	$959	$566	$603	$874	$3,002
Total reductions of gross product sales from sales-related allowances and accruals were $13.6 million and $10.9 million, or 5.4% and 5.1% of gross product sales for the nine months ended September 30, 2018 and 2017, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in discounting driven by higher volume from customers with discount contracts.
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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Cost of goods sold	$19,065	$18,228	5%	$62,866	$66,621	(6)%
Gross margin	77%	73%		74%	68%

The improvements in our gross margins for the three and nine months ended September 30, 2018 versus 2017 were primarily due to lower manufacturing costs per vial resulting from increased utilization of our facilities to manufacture EXPAREL, impacting gross margins by approximately 4% in both periods. In addition, gross margins improved by 2% in the nine months ended September 30, 2018 versus the same period in 2017 as a result of scrapped lots of DepoCyt(e) that were expensed in the first half of 2017 before the manufacture of the product was discontinued in June 2017.
Research and Development Expenses

Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including Phase 4 trials that we are conducting to generate new data and best-practice administration techniques for EXPAREL and stock-based compensation expenses. Clinical development expenses include costs for clinical personnel, clinical trials performed by third-party contract research organizations, materials and supplies, database management and other third-party fees. Product development and other research and development expenses include development costs for our products and medical information expenses, which include personnel, equipment, materials and contractor costs for process development and product candidates, toxicology studies, development costs related to significant scale-ups of our manufacturing capacity, facility costs for our research space and regulatory activities related to unapproved products and indications. Stock-based compensation expense relates to the costs of stock option grants to employees and non-employees, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Clinical development	$3,869	$6,301	(39)%	$12,832	$29,738	(57)%
Product development and other	9,906	4,650	100% +	25,912	15,396	68%
Stock-based compensation	1,122	824	36%	2,770	2,128	30%
Total research and development expense	$14,897	$11,775	27%	$41,514	$47,262	(12)%
% of total revenues	18%	17%		17%	23%

Total research and development expense increased 27% and decreased 12% in the three and nine months ended September 30, 2018 versus 2017, respectively.

The decreases in clinical development expense in both the three and nine months ended September 30, 2018 versus 2017 are primarily due to the prior completion of our two Phase 3 trials evaluating EXPAREL as a single-dose nerve block for prolonged regional analgesia. Enrollment in these studies concluded in June 2017. There were also decreases in costs related to the completion of product-related bioequivalence trials. The decreases in clinical development expense were partially offset by increased costs related to investigator initiated studies to generate new data for EXPAREL in the three months ended September 30, 2018 versus 2017 along with increased clinical personnel. In the nine months ended September 30, 2018 versus 2017, the decrease was partially offset by costs supporting our sNDA submission for nerve block, expenses related to an FDA Anesthetic and Analgesic Drug Products Advisory Committee (AADPAC) meeting held in February 2018 and increased clinical personnel.

Product development and other expenses increased in the three and nine months ended September 30, 2018 versus the same periods in 2017 due to development costs related to a significant scale-up of our manufacturing capacity for EXPAREL in Swindon, England in partnership with Patheon, additional expenditures for DepoMLX as well as increased regulatory expense related to EXPAREL in certain territories not yet approved (including the E.U.) and indications and products currently in development.

Stock-based compensation increased in the three and nine months ended September 30, 2018 versus 2017, respectively, primarily due to an increase in personnel as well as the number of awards granted in the second half of 2017 and the first half of 2018.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to our marketing partners for the promotion and sale of EXPAREL, expenses related to communicating health outcome benefits of EXPAREL and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Sales and marketing	$27,354	$24,557	11%	$79,595	$72,344	10%
General and administrative	11,018	9,750	13%	35,686	32,965	8%
Stock-based compensation	5,807	6,337	(8)%	17,338	17,007	2%
Total selling, general and administrative expense	$44,179	$40,644	9%	$132,619	$122,316	8%
% of total revenues	53%	60%		55%	59%

Total selling, general and administrative expenses increased 9% and 8% during the three and nine months ended September 30, 2018 versus 2017, respectively.

Sales and marketing expenses increased 11% and 10% in the three and nine months ended September 30, 2018 versus the same periods in 2017, respectively. In 2018, we expanded our public affairs campaign focused on driving policy change to improve patient access to non-opioid treatment options. There were also increases in selling and promotional activities to support the growth of EXPAREL, including additional sales representatives focused on the outpatient market, initiatives and commissions related to our co-promotion agreement with DePuy Synthes and additional marketing spend for the commercial launch of EXPAREL as a brachial plexus nerve block which is expected to continue during the remainder of 2018. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs to create product awareness within key surgical markets. We also continue to support multiple educational programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign to educate patients about non-opioid treatment options.

General and administrative expenses increased 13% and 8% in the three and nine months ended September 30, 2018 versus 2017, respectively. The increase in the three and nine months ended September 30, 2018 versus 2017 was primarily due to an increase in business development activities. The increase in the nine months ended September 30, 2018 versus 2017 also included an increase in legal expenditures related to a DOJ subpoena received in April 2015.

Stock-based compensation decreased 8% in the three month period ended September 30, 2018 versus the same period in 2017, primarily due to an increase in open positions, partially offset by accelerated stock-based compensation expense that occurred in the third quarter of 2018. Stock-based compensation increased 2% in the nine month period ended September 30, 2018 versus the same period in 2017, primarily due to additional awards granted and accelerated stock-based compensation expense.

Product Discontinuation Expenses

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Product discontinuation	$1,259	$260	100% +	$1,511	$4,754	(68)%

In the three and nine months ended September 30, 2018, we recorded non-recurring charges of $1.3 million and $1.5 million, respectively, related to the discontinuation of our DepoCyt(e) manufacturing activities for lease costs, asset retirement obligations and other estimated exit costs. The charges incurred in 2018 represent additional lease and facility costs due the fact that we have not been able to sub-lease the property considering the short period of time remaining on our existing lease.
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

Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Interest income	$1,586	$1,068	49%	$4,493	$2,805	60%
Interest expense	(5,642)	(5,127)	10%	(16,195)	(12,942)	25%
Loss on early extinguishment of debt	—	—	N/A	—	(3,732)	(100)%
Other, net	(694)	79	N/A	(699)	169	N/A
Total other expense, net	$(4,750)	$(3,980)	19%	$(12,401)	$(13,700)	(9)%

Total other expense, net increased 19% in the three months ended September 30, 2018 versus 2017 primarily due to a $0.9 million loss on an unexercised purchase option related to an investment which expired on September 15, 2018 and an increase in amortization of debt discount related to our $345.0 million of 2.375% convertible senior notes due 2022, or 2022 Notes, which was offset by a commensurate increase in interest income due to higher overall returns on our investments.

Total other expense, net decreased by 9% in the nine months ended September 30, 2018 versus the same period in 2017 due to a $3.7 million loss on early extinguishment of debt in the nine months ended September 30, 2017 arising from the repurchase of $118.2 million of our 3.25% convertible senior notes due in 2019, or 2019 Notes. Interest income increased $1.7 million in the nine months ended September 30, 2018 as a result of additional proceeds from the 2022 Notes, and interest expense increased $3.3 million due to the 2022 Notes issuance. Also included in other, net was the $0.9 million loss on the unexercised purchase option.

Income Tax Benefit (Expense)

The following table provides information regarding our income tax benefit (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2018	2017		2018	2017
Income tax benefit (expense)	$62	$(45)	N/A	$(8)	$(105)	(92)%
Effective tax rate	0%	0%		0%	0%

Our income tax benefit was less than $0.1 million in the three months ended September 30, 2018 versus income tax expense of less than $0.1 million in the three months ended September 30, 2017. Income tax expense was less than or equal to $0.1 million in the nine months ended both September 30, 2018 and 2017. The income tax expense for the three and nine months ended September 30, 2018 reflects alternative minimum tax (AMT) credit refunds receivable pursuant to Public Law No. 115-97 (formerly known as the Tax Cuts and Jobs Act), offset by current state income taxes. Due to net operating losses carried forward to 2018 and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018. The tax expense for the three and nine months ended September 30, 2017 reflects current state income taxes. Due to net taxable losses in 2017, no current federal income tax expense was recorded in that year. Since our deferred tax assets are fully offset by a valuation allowance, income tax expense does not reflect deferred tax expenses.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under debt facilities and collaborative licensing and milestone revenue. As of September 30, 2018, we had an accumulated deficit of $396.5 million, cash and cash equivalents and short-term investments of $386.4 million and working capital of $417.5 million.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statement of Cash Flows Data:	2018	2017
Net cash provided by (used in):
Operating activities	$27,650	$854
Investing activities	143,739	(232,464)
Financing activities	5,426	221,882
Net increase (decrease) in cash and cash equivalents	$176,815	$(9,728)

Operating Activities

During the nine months ended September 30, 2018, net cash provided by operating activities was $27.7 million compared to $0.9 million during the nine months ended September 30, 2017. The increase of $26.8 million was primarily attributable to a 16% increase in net product sales of EXPAREL, partially offset by the associated increased commissions related to our co-promotion agreement with DePuy Synthes, increased spending for our expanded public affairs campaign focused on driving policy change to improve patient access to non-opioid treatment options and increased legal expenditures. The overall increase in operating cash flows was also offset by an increase in working capital, primarily due to the increase in receivables from increased sales of EXPAREL along with an increase in work-in-process inventory to support an increase in demand.

Investing Activities

During the nine months ended September 30, 2018, net cash provided by investing activities was $143.7 million, which reflected $162.9 million of short-term and long-term investment maturities (net of purchases), partially offset by purchases of fixed assets of $12.3 million and contingent consideration payments of $6.8 million related to the March 2007 acquisition of the California operating subsidiary of Skyepharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego, California.

During the nine months ended September 30, 2017, net cash used in investing activities was $232.5 million, which reflected $212.1 million of short-term and long-term investment purchases (net of maturities) primarily from the net proceeds of the 2022 Notes, purchases of fixed assets of $14.2 million and contingent consideration payments of $6.2 million related to the March 2007 acquisition of Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Patheon and facility upgrades at our Science Center Campus in San Diego, California.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $5.4 million, which consisted of proceeds from the exercise of stock options of $4.5 million and $1.0 million from the issuance of shares under our ESPP.

During the nine months ended September 30, 2017, net cash provided by financing activities was $221.9 million, which consisted of proceeds from the issuance of the 2022 Notes of $345.0 million, partially offset by $11.0 million of debt issuance and financing costs. In addition, a portion of the net proceeds from the 2022 Notes was used to retire $118.2 million in principal of the 2019 Notes and for $0.3 million in related costs. Proceeds from the exercise of stock options were $5.3 million and proceeds from the issuance of shares under our ESPP were $1.1 million.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At September 30, 2018, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at September 30, 2018 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and to service our indebtedness through at least November 1, 2019. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue to expand the commercialization of EXPAREL;

•
the cost and timing of expanding our manufacturing facilities for EXPAREL and other product candidates, including costs associated with certain technical transfer activities and the construction of an additional manufacturing suite at Patheon’s facility;

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
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2018, except for operating leases, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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

Equity Investment
We hold an equity investment which we account for under the cost method. The equity investment does not have a readily determinable fair value. Effective January 1, 2018, we elected to measure this equity investment at its fair value at acquisition, minus any impairment and adjusted for changes in observable prices when available.
The investment is reviewed on a regular basis for possible impairment. Factors considered in the review include whether a significant deterioration in earnings, credit rating, asset quality or business prospects has occurred, in addition to whether there has been a significant adverse change in regulations, economic market, technology, or issuances of the same or similar investment to a third party.
Contractual Obligations
Contractual obligations relating to our indebtedness, lease obligations and purchase obligations are reported in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.  In addition to those obligations, under the terms of our Manufacturing and Supply Agreement with Patheon, we are committed to pay a minimum amount of approximately $7.9 million annually (subject to exchange rate and annual inflation adjustments) for the use of two manufacturing suites in effect through May 2028, with an option to terminate with three years written notice.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash, cash equivalent and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2018 by approximately $0.4 million.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2018, the estimated fair value of the 2022 Notes was $1,063 per $1,000 principal amount. See Note 7, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At September 30, 2018, all $345.0 million of principal remains outstanding on the 2022 Notes.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

101
The following materials from the Quarterly Report on Form 10-Q of Pacira Pharmaceuticals, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statement of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA PHARMACEUTICALS, INC. (REGISTRANT)

Dated:	November 1, 2018	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	November 1, 2018	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)