Form 10-Q
period 2019-03-31
Pacira BioSciences, Inc.
filed 2019-05-02
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-35060

PACIRA BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5 Sylvan Way, Suite 300 Parsippany, New Jersey, 07054
(Address and Zip Code of Principal Executive Offices)

(973) 254-3560
(Registrant’s Telephone Number, Including Area Code)

PACIRA PHARMACEUTICALS, INC.
(Former name, former address and formal fiscal year, if changed since last report)

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

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PCRX	Nasdaq Global Select Market

As of April 28, 2019, 41,296,937 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$215,036	$132,526
Short-term investments	197,406	250,928
Accounts receivable, net	39,766	38,000
Inventories, net	47,028	48,569
Prepaid expenses and other current assets	9,437	7,946
Total current assets	508,673	477,969
Long-term investments	—	25,871
Fixed assets, net	107,051	108,670
Right-of-use assets, net	26,686	—
Goodwill	62,040	62,040
Equity investment	14,146	14,146
Other assets	560	657
Total assets	$719,156	$689,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,369	$14,368
Accrued expenses	39,696	45,865
Lease liabilities	5,583	—
Convertible senior notes	—	338
Income taxes payable	343	90
Total current liabilities	58,991	60,661
Convertible senior notes	294,356	290,592
Lease liabilities	29,297	—
Other liabilities	8,993	16,874
Total liabilities	391,637	368,127
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 41,288,703 shares issued and outstanding at March 31, 2019; 41,222,799 shares issued and outstanding at December 31, 2018	41	41
Additional paid-in capital	718,449	709,691
Accumulated deficit	(391,153)	(388,226)
Accumulated other comprehensive income (loss)	182	(280)
Total stockholders’ equity	327,519	321,226
Total liabilities and stockholders’ equity	$719,156	$689,353

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Net product sales	$90,906	$74,287
Royalty revenue	407	320
Total revenues	91,313	74,607
Operating expenses:
Cost of goods sold	27,303	22,885
Research and development	14,384	14,378
Selling, general and administrative	48,518	44,191
Product discontinuation	29	90
Total operating expenses	90,234	81,544
Income (loss) from operations	1,079	(6,937)
Other (expense) income:
Interest income	2,156	1,374
Interest expense	(5,814)	(5,157)
Other, net	61	75
Total other expense, net	(3,597)	(3,708)
Loss before income taxes	(2,518)	(10,645)
Income tax expense	(253)	(35)
Net loss	$(2,771)	$(10,680)

Net loss per share:
Basic and diluted net loss per common share	$(0.07)	$(0.26)
Weighted average common shares outstanding:
Basic and diluted	41,240	40,707

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(2,771)	$(10,680)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	462	(447)
Total other comprehensive income (loss)	462	(447)
Comprehensive loss	$(2,309)	$(11,127)

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2018	41,223	$41	$709,691	$(388,226)	$(280)	$321,226
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-02 (Note 2)	—	—	—	(156)	—	(156)
Exercise of stock options	62	—	1,557	—	—	1,557
Vested restricted stock units	4	—	—	—	—	—
Stock-based compensation	—	—	7,434	—	—	7,434
Retirement of equity component of 2019 convertible senior notes	—	—	(233)	—	—	(233)
Net unrealized gain on investments	—	—	—	—	462	462
Net loss	—	—	—	(2,771)	—	(2,771)
Balance at March 31, 2019	41,289	$41	$718,449	$(391,153)	$182	$327,519

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2017	40,669	$41	$669,032	$(389,136)	$(454)	$279,483
Cumulative effect adjustment of the adoption of Accounting Standards Update 2014-09	—	—	—	1,361	—	1,361
Exercise of stock options	46	—	419	—	—	419
Vested restricted stock units	5	—	—	—	—	—
Stock-based compensation	—	—	8,385	—	—	8,385
Net unrealized loss on investments	—	—	—	—	(447)	(447)
Net loss	—	—	—	(10,680)	—	(10,680)
Balance at March 31, 2018	40,720	$41	$677,836	$(398,455)	$(901)	$278,521

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(2,771)	$(10,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets	3,600	2,762
Amortization of unfavorable lease obligation and debt issuance costs	420	391
Amortization of debt discount	3,345	3,113
Loss on disposal of fixed assets	—	10
Stock-based compensation	7,434	8,385
Changes in operating assets and liabilities:
Accounts receivable, net	(1,766)	798
Inventories, net	1,540	1,368
Prepaid expenses and other assets	(1,644)	(1,210)
Accounts payable	(1,442)	106
Accrued expenses and income taxes payable	(5,166)	(7,623)
Other liabilities	(51)	(109)
Net cash provided by (used in) operating activities	3,499	(2,689)
Investing activities:
Purchases of fixed assets	(2,018)	(5,184)
Purchases of investments	(22,688)	(130,580)
Sales of investments	103,187	127,764
Payment of contingent consideration	—	(2,293)
Net cash provided by (used in) investing activities	78,481	(10,293)
Financing activities:
Proceeds from exercises of stock options	1,101	419
Repayment of 2019 convertible senior notes	(338)	—
Conversion premium on convertible senior notes	(233)	—
Net cash provided by financing activities	530	419
Net increase (decrease) in cash and cash equivalents	82,510	(12,563)
Cash and cash equivalents, beginning of period	132,526	54,126
Cash and cash equivalents, end of period	$215,036	$41,563
Supplemental cash flow information:
Cash paid for interest	$5	$4,102
Non-cash investing and financing activities:
Net decrease in accrued fixed assets	$(37)	$(233)
See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a leader in developing, manufacturing and commercializing non-opioid pain management and regenerative health solutions dedicated to advancing and improving outcomes for health care practitioners and their patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States in April 2012. EXPAREL utilizes DepoFoam®, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In April 2019, the Company added the iovera°®, or Iovera, system to its commercial offering with its acquisition of MyoScience, Inc., or MyoScience. The Iovera system is a handheld cryoanalgesia device used to deliver precise, controlled doses of cold temperature only to targeted nerves.

The Company changed its name from Pacira Pharmaceuticals, Inc. to Pacira BioSciences, Inc. upon completing the acquisition of MyoScience in April 2019 in order to better reflect a broadening portfolio of innovative non-opioid pain management and regenerative health solutions. See Note 16, Subsequent Events, for more information.
Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies, reliance on revenue from two products, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated financial statements at March 31, 2019, and for the three month periods ended March 31, 2019 and 2018, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2018 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

Concentration of Major Customers

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgical centers and physicians. The table below includes the percentage of net product sales processed by the Company’s three largest wholesalers in each period presented:

	Three Months Ended March 31,
	2019	2018
Largest wholesaler	36%	34%
Second largest wholesaler	29%	31%
Third largest wholesaler	26%	26%
Total	91%	91%

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), and subsequently issued clarifications and corrections to the update by issuing ASU 2018-10 in July 2018. This update required lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. For income statement purposes, the new standard retained a dual model similar to Accounting Standards Codification, or ASC, 840, requiring leases to be classified as either operating or financing. Operating leases continue to result in straight-line expense while financing leases result in a front-loaded expense pattern (similar to previous accounting guidance by lessees for operating and capital leases, respectively, under ASC 840).
The Company adopted ASU 2016-02 on January 1, 2019 using the effective date method. There were a number of practical expedients available to the Company at transition which it elected to apply upon adoption. The Company did not re-assess (i) whether its contracts contained a lease under the new definition of a lease and (ii) the classification of those leases. There were no initial direct costs previously capitalized on the consolidated balance sheet. In addition, the Company applied hindsight in the determination of the lease terms, in the assessment of the likelihood that a lease renewal, termination or purchase option will be exercised, and in the assessment of any potential impairments that existed on the right-of-use, or ROU, assets recognized at adoption. The Company also elected not to recognize a ROU asset and lease liability for those leases with a remaining lease term of 12 months or less.
At adoption on January 1, 2019, the lease liability was equal to the present value of future lease payments and a ROU asset was recorded based on the lease liability, adjusted for items such as prepaid and accrued lease payments. The Company recorded $36.5 million of lease liabilities and $27.6 million of ROU assets as of January 1, 2019, the difference representing previously recorded lease-related assets and liabilities. There was a cumulative-effect adjustment to retained earnings of $0.2 million upon adoption. Refer to Note 6, Leases, for further information on the Company’s existing leases.
The lease liability recognized upon adoption was based upon the present value of the sum of the remaining minimum lease payments (as previously identified under ASC 840), determined using the discount rate as of the date of adoption. The discount rate was based on the Company’s incremental borrowing rate on a collateralized basis over a similar remaining term and in a similar economic environment.
Recent Accounting Pronouncements Not Adopted as of March 31, 2019

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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides amendments to the recognition and measurement of certain financial assets and financial liabilities. One of those amendments requires that equity securities without readily determinable fair values accounted for under the measurement alternative be re-measured when an orderly transaction is identified for an identical or similar investment of the same issuer. This standard will become effective for the Company beginning January 1, 2020. The Company is currently evaluating the impact of ASU 2019-04 on its consolidated financial statements.
Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or not significant to the consolidated financial statements of the Company.
Leases

Effective January 1, 2019, the Company recognizes ROU assets and lease liabilities at the commencement of its lease agreements. The leases are evaluated at commencement to determine whether they should be classified as operating or financing leases. Lease costs associated with operating leases are recognized on a straight-line basis, while lease costs for financing leases are recognized over the lease term using the effective interest method. To date, the Company does not have any financing leases. The amount of ROU assets and lease liabilities to be recognized is impacted by the type of lease payments, the lease term and the incremental borrowing rate. Variable lease payments are not included at commencement and are recognized in the period in which they are incurred. The lease term is based on the contractual term and is adjusted for any renewal options or termination rights that are reasonably certain to be exercised. The incremental borrowing rate is based on the rate the Company estimates it would pay on a collateralized basis over a similar term in a similar economic environment.

NOTE 3—REVENUE

Revenue from Contracts with Customers

The Company’s sources of revenue include (i) sales of EXPAREL in the United States, or U.S.; (ii) sales of its bupivacaine liposome injectable suspension product for use in animals in the U.S.; (iii) royalties based on sales of its bupivacaine liposome injectable suspension product for use in animals and (iv) license fees and milestone payments. The majority of the Company’s revenue is derived from net product sales of EXPAREL. The Company does not consider revenue from other product sales, collaborative licensing, milestones and royalties to be material sources of its consolidated revenue. As such, the following disclosure only relates to revenue associated with net EXPAREL product sales.

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

At contract inception, the Company assesses the goods promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying individual performance obligations, the Company considers all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. The Company’s contracts with customers require it to transfer an individual distinct product, which represents a single performance obligation. The Company’s performance obligation with respect to its product sales is satisfied at a point in time, which transfers control upon delivery of EXPAREL to its customers. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred, the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time.

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended March 31,

	2019	2018
Net product sales:
EXPAREL	$90,615	$74,034
Other product sales	291	253
Total net product sales	$90,906	$74,287

NOTE 4—INVENTORIES

The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$19,978	$19,193
Work-in-process	11,141	9,711
Finished goods	15,909	19,665
Total	$47,028	$48,569

NOTE 5—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and laboratory equipment	$67,913	$67,431
Leasehold improvements	59,886	57,955
Computer equipment and software	8,188	8,131
Office furniture and equipment	1,576	1,548
Construction in progress	34,646	35,163
Total	172,209	170,228
Less: accumulated depreciation	(65,158)	(61,558)
Fixed assets, net	$107,051	$108,670

For the three months ended March 31, 2019 and 2018, depreciation expense was $3.6 million and $2.8 million, respectively. For the three months ended March 31, 2019 and 2018, capitalized interest on the construction of manufacturing sites was zero and $0.4 million, respectively.

At March 31, 2019 and December 31, 2018, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in England in the amount of $63.4 million and $64.6 million, respectively.

NOTE 6—LEASES

The Company leases its EXPAREL manufacturing, research and development, warehouse and former DepoCyt(e) manufacturing facilities in San Diego, California, and its corporate headquarters in Parsippany, New Jersey. These leases have remaining terms between one year and nine years, some of which provide renewal options at the then-current market value, along with one that contains the right to terminate the lease after four years. A renewal option has been included in the measurement of the operating lease liability associated with one facility. The Company also has a lease with Thermo Fisher Scientific Pharma Services (“Thermo Fisher”) (formerly Patheon UK Limited), for the use of Thermo Fisher’s facility in Swindon, England, which is embedded in agreements the Company has with Thermo Fisher. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating lease costs:
Fixed lease costs	$1,443	$1,490
Variable lease costs	381	402
Total	$1,824	$1,892
Supplemental cash flow information related to operating leases is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$2,050
Right-of-use assets recorded in exchange for lease obligations	$34,780

The Company has elected to net the amortization of the ROU asset and the reduction of the lease liability principal in accrued expenses in the condensed consolidated statement of cash flows.

The Company has measured its operating lease liabilities at an estimated discount rate in which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

March 31, 2019
Weighted average remaining lease term	6.59 years
Weighted average discount rate	8.10%

Maturities of the Company’s operating lease liabilities are as follows, and include a renewal option to extend the lease on one facility (in thousands):

Year	Aggregate Minimum Payments Due
2019 (remaining nine months)	$6,090
2020	7,700
2021	5,539
2022	5,671
2023	5,806
2024 through 2028	14,788
Total lease payments	45,594

Less: imputed interest	(10,714)
Total operating lease liabilities	$34,880

As of December 31, 2018, aggregate annual minimum payments due under the Company’s lease obligations were as follows (in thousands):

Year	Aggregate Minimum Payments Due
2019	$8,140
2020	7,621
2021	5,295
2022	5,417
2023	5,543
2024 through 2028	14,329
Total	$46,345

NOTE 7—GOODWILL

In March 2007, the Company acquired from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma, its California operating subsidiary named Pacira Pharmaceuticals, Inc. (the “Skyepharma Acquisition”). The Company’s goodwill arose in April 2012 from a contingent milestone payment to Skyepharma in connection with the Skyepharma Acquisition. The Skyepharma Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the Skyepharma Acquisition date. In connection with the Skyepharma Acquisition, the Company agreed to milestone payments for DepoBupivacaine products, including EXPAREL, as follows:

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

As part of the Skyepharma Acquisition, the Company agreed to pay certain earn-out payments based on a percentage of net sales of DepoBupivacaine products collected, including EXPAREL, for the term during which such sales were covered by a valid claim in certain patent rights related to EXPAREL and other biologics products. The last patents for which a valid claim existed expired on September 18, 2018 and thus, the only remaining obligations to Skyepharma are the two unmet milestone payments totaling $36.0 million. Any remaining milestone payments will be treated as additional costs of the Skyepharma Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.
There was no change in the carrying value of goodwill during the three months ended March 31, 2019. The balance at both March 31, 2019 and December 31, 2018 was $62.0 million.
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

The total debt composition of the 2022 Notes is as follows (in thousands):

	March 31,	December 31,
	2019	2018
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(5,430)	(5,850)
Discount on debt	(45,214)	(48,558)
Total debt, net of debt discount and deferred financing costs	$294,356	$290,592

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2019, this condition for conversion was not met.

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

As of March 31, 2019, the 2022 Notes had a market price of $985 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at March 31, 2019 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Convertible Senior Notes Due 2019

On February 1, 2019, the Company’s 3.25% convertible senior notes due 2019, or 2019 Notes, matured, and the Company paid the remaining $0.3 million of principal in full, plus a $0.2 million conversion premium in cash. The 2019 Notes accrued interest at a fixed rate of 3.25% per year and were payable semiannually in arrears on February 1 and August 1 of each year.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Contractual interest expense	$2,049	$2,051
Amortization of debt issuance costs	420	402
Amortization of debt discount	3,345	3,113
Capitalized interest and other (Note 5)	—	(409)
Total	$5,814	$5,157

Effective interest rate on convertible senior notes	7.81%	7.81%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at March 31, 2019 are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The carrying amount and fair value of the Company’s convertible senior notes are as follows (in thousands):

Financial Liabilities Carried at Historical Cost	Carrying Value	Fair Value Measurements Using
March 31, 2019		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)	$294,356	$—	$339,825	$—

(1) The closing price of the Company’s common stock was $38.06 per share at March 31, 2019 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. Net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At March 31, 2019, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At March 31, 2019, all short-term investments were rated A or better by Standard & Poor’s.

The following summarizes the Company’s investments at March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$20,342	$46	$(4)	$20,384
Commercial paper	48,791	40	(1)	48,830
Corporate bonds	128,091	107	(6)	128,192
Total	$197,224	$193	$(11)	$197,406

December 31, 2018 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$34,873	$—	$(33)	$34,840
Commercial paper	45,035	—	(30)	45,005
Corporate bonds	171,289	—	(206)	171,083
Subtotal	251,197	—	(269)	250,928
Long-term:
Asset-backed securities	9,383	5	—	9,388
Corporate bonds	16,499	—	(16)	16,483
Subtotal	25,882	5	(16)	25,871
Total	$277,079	$5	$(285)	$276,799

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

 As of March 31, 2019, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 39%, 29% and 26%, respectively. At December 31, 2018, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 32% and 29%, respectively. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of March 31, 2019 and December 31, 2018, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 10—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of goods sold	$1,091	$1,207
Research and development	1,218	697
Selling, general and administrative	5,125	6,481
Total	$7,434	$8,385

Stock-based compensation from:
Stock options (employee awards)	$4,930	$6,356
Stock options (consultant awards)	191	38
Restricted stock units (employee awards)	2,107	1,790
Employee stock purchase plan	206	201
Total	$7,434	$8,385

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2019:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	5,722,818	$41.69
Granted	257,080	39.40
Exercised	(62,116)	25.07
Forfeited	(96,411)	41.06
Expired	(24,700)	69.39
Outstanding at March 31, 2019	5,796,671	41.65

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	577,964	$42.14
Granted	—	—
Vested	(3,788)	43.07
Forfeited	(20,448)	40.00
Unvested at March 31, 2019	553,728	42.21

The weighted average fair value of stock options granted during the three months ended March 31, 2019 was $19.38 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Three Months Ended March 31, 2019
Expected dividend yield	None
Risk-free interest rate	2.48%
Expected volatility	53.8%
Expected term of options	5.13 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the three months ended March 31, 2019, no shares were purchased and issued under the ESPP.

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
Net unrealized gains (losses) from available for sale investments:	2019	2018
Balance at beginning of period	$(280)	$(454)
Other comprehensive income (loss) before reclassifications	462	(447)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$182	$(901)

NOTE 12—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs, the purchase of shares from the ESPP (using the treasury stock method) as well as the conversion of the excess conversion value on the 2022 Notes. As discussed in Note 8, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method. The Company settled the principal and conversion premium of its 2019 Notes in cash.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for each of the three month periods ended March 31, 2019 and 2018, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.

The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(2,771)	$(10,680)
Denominator:
Weighted average common shares outstanding	41,240	40,707
Net loss per share:
Basic and diluted net loss per common share	$(0.07)	$(0.26)

The following outstanding stock options, RSUs, conversion premiums on the Company’s convertible senior notes and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average number of stock options	5,792	5,034
Weighted average number of RSUs	559	489
Conversion premium on the 2019 Notes	—	4
Weighted average ESPP purchase options	37	31
Total	6,388	5,558

NOTE 13—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Income (loss) before income taxes:
Domestic	$1,819	$(9,813)
Foreign	(4,337)	(832)
Total loss before income taxes	$(2,518)	$(10,645)

The Company recorded income tax expense of $0.3 million in the three months ended March 31, 2019 and less than $0.1 million in the three months ended March 31, 2018. The tax provisions for 2018 and 2019 reflect current state income taxes. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018 or 2019. The utilization of the Company’s NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

In both of the three month periods ended March 31, 2019 and 2018, the Company recorded charges of less than $0.1 million related to the discontinuation of its DepoCyt(e) manufacturing activities. Both periods included charges for asset retirement obligations and other contract and exit costs. The three month period ended March 31, 2018 also included lease charges. At January 1, 2019, there was a balance sheet reclassification from the lease cost reserves related to the DepoCyt(e) discontinuation to lease liabilities in the amount of $1.5 million, recognized as part of the transition to the new lease accounting standard. See Note 2, Summary of Significant Accounting Policies, for more information.

Cash payments related to the DepoCyt(e) manufacturing facility are expected to continue through the end of the lease term in August 2020.

As of March 31, 2019, a summary of the Company’s costs and reserves related to the DepoCyt(e) discontinuation are as follows (in thousands):

	Lease Costs	Asset Retirement Obligations and Other Discontinuation Costs	Total
Balance at December 31, 2018	$1,970	$282	$2,252
Charges incurred	—	11	11
Cash payments made	—	(71)	(71)
Reclassifications	(1,970)	455	(1,515)
Balance at March 31, 2019	$—	$677	$677

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
NOTE 16—SUBSEQUENT EVENTS

On April 9, 2019, the Company acquired MyoScience, a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), under which MyoScience became a wholly-owned subsidiary of the Company. MyoScience currently markets the Iovera system, a novel, FDA-approved non-opioid treatment that immediately alleviates pain for up to 90 days by applying intense cold to targeted nerves in a process called cryoanalgesia. After the closing of the acquisition, the Company changed its corporate name to Pacira BioSciences, Inc., in order to better reflect a broadening portfolio of innovative non-opioid pain management and regenerative health solutions. MyoScience was renamed Pacira CryoTech, Inc., while the Company’s California operating subsidiary retained the name Pacira Pharmaceuticals, Inc. The Company’s common stock continues to trade on the Nasdaq Global Select Market under the symbol “PCRX.”

The consideration included an initial payment of $120.0 million, subject to adjustment based on customary post-closing purchase price adjustments and indemnification obligations. The Merger Agreement also provides for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of the Company’s common stock if achieved in 2020. The Company funded the initial payment from cash on hand.

The primary assets and liabilities of the business purchased include intellectual property, other intangible assets, equipment, inventory, receivables, payables and accrued expenses. Due to the relatively short time from the date of acquisition to the completion of these financial statements, the initial accounting for the acquisition is not complete, nor is the preliminary evaluation of the fair value for significant assets and liabilities, including intangible assets. The Company will provide the preliminary purchase price allocation as an amendment to its current report on Form 8-K filed on April 9, 2019.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) and in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC.
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; our ability to realize the anticipated benefits and synergies from the acquisition of MyoScience, Inc., or MyoScience; the ability to successfully integrate iovera°® and MyoScience into the Company’s existing business; the commercial success of iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDA; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and our ability to successfully construct a second EXPAREL manufacturing suite through our partnership with Thermo Fisher Scientific Pharma Services (formerly Patheon UK Limited), or Thermo Fisher. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other reports as filed with the SEC.
Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries. In addition, references in this Quarterly Report on Form 10-Q to DepoCyt(e) mean DepoCyt® when discussed in the context of the United States, or U.S., and Canada and DepoCyte® when discussed in the context of the European Union, or E.U.

Overview
Pacira is a leader in developing, manufacturing and commercializing non-opioid pain management and regenerative health solutions dedicated to advancing and improving outcomes for health care practitioners and their patients. Our long-acting, local analgesic EXPAREL was commercially launched in April 2012. EXPAREL utilizes DepoFoam, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than five million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers.

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

MyoScience Acquisition

On April 9, 2019, we acquired MyoScience, a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), under which MyoScience became a wholly-owned subsidiary of us. MyoScience currently markets the iovera°, or Iovera, system, a novel, FDA-approved non-opioid treatment that immediately alleviates pain for up to 90 days by applying intense cold to targeted nerves in a process called cryoanalgesia. After the closing of the acquisition, we changed our corporate name to Pacira BioSciences, Inc., in order to better reflect a broadening portfolio of innovative non-opioid pain management and regenerative health solutions. MyoScience was renamed Pacira CryoTech, Inc., while our Company’s California operating subsidiary retained the name Pacira Pharmaceuticals, Inc. Our common stock continues to trade on the Nasdaq Global Select Market under the symbol “PCRX.”

The consideration included an initial payment of $120.0 million, subject to adjustment based on customary post-closing purchase price adjustments and indemnification obligations. The Merger Agreement also provides for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of our common stock if achieved in 2020. We funded the initial payment from cash on hand.

EXPAREL
Interscalene brachial plexus block

Nerve block is a general term used to refer to the injection of local anesthetic onto a nerve or bundle of nerves for regional pain control. Traditionally, nerve blocks are single injections of short-acting anesthetics and as a result, have a limited duration of action. When extended pain management is required, a catheter has been used to deliver bupivacaine continuously using an external pump. EXPAREL provides long-lasting pain control in a single-dose and avoids the common problems associated with pumps and catheters, such as migration, leaking, malfunction, infection and patient compliance.

Brachial plexus blocks are emerging as a mainstay of postsurgical pain control for upper extremity procedures. We believe the use of EXPAREL as an interscalene brachial plexus block offers the opportunity to:

•turn off pain at the surgical site;
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
Phase 4 Trials

We are expanding the clinical evidence for EXPAREL through Phase 4 clinical trials across several surgical specialties.

In January 2019, we reported positive topline results from a Phase 4 study of EXPAREL in patients undergoing Cesarean section, or C-section. The study compared an EXPAREL transversus abdominis plane, or TAP, block to a bupivacaine TAP block and achieved its primary endpoint with a statistically significant reduction in total postsurgical opioid consumption through 72 hours (p<0.05). EXPAREL also achieved statistical significance for reduction in pain intensity scores through 72 hours (p<0.05). The study also achieved statistical significance (p<0.05) for relevant additional endpoints, including: (i) reduced total opioid consumption at one and two weeks following C-section and (ii) an increased percentage of opioid-spared patients, a composite endpoint, which was defined as patients who took no more than one oxycodone 10mg tablet (or equivalent) and graded their bother or stress from the following opioid-related adverse events as “not at all”: vomiting, itching, sweating, freezing or dizziness. These data have been accepted for presentation at the Annual Meeting of the Society for Obstetric Anesthesia and Perinatology on May 4, 2019. The full study results will be submitted for publication in the peer-reviewed medical literature.

Patient enrollment is underway in a second C-section study, which is known as CHOICE. This multicenter, randomized, active controlled study is evaluating the efficacy and safety of EXPAREL when administered via infiltration into the TAP versus the standard of care in patients undergoing elective C-section. The study’s primary objective is to compare total opioid consumption through 72 hours. The study is designed to evaluate a completely opioid-free arm with EXPAREL, including opioid-free spinal anesthesia.

We are also activating sites for a Phase 4 study in spine surgeries and a Phase 4 study in hip fracture procedures.

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

We have completed our first pharmacokinetic and safety study in children aged 12 to 17 undergoing corrective spine surgery. We are currently enrolling patients in a multicenter study to evaluate the pharmacokinetics and safety of EXPAREL for postsurgical analgesia via infiltration in pediatric patients aged 6 to less than 17 years undergoing various types of surgeries. We are also working with the FDA to define a program to study the administration of EXPAREL as a nerve block in the pediatric setting.

Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. We have prioritized Europe, Canada and China. In the E.U., we have secured a positive opinion for our Pediatric Investigation Plan (PIP) and we plan to submit our Marketing Authorization Application (MAA) around the middle of 2019. In Canada, which is a concentrated market driven by four provinces, we are planning a New Drug Submission around the middle of 2019. We do not intend to pursue a commercial partnership to commercialize EXPAREL in Europe or Canada. In China, we have received feedback from the National Medical Products Administration, or NMPA, regarding the regulatory requirements for securing approval of EXPAREL. We believe we have the necessary clarity from the NMPA, and we are in the process of finalizing our regulatory path forward. We also have an agreement with Nuance Biotech Co. Ltd., a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL in China.

Product Pipeline

Given the proven safety, flexibility and customizability of our DepoFoam platform for acute, sub-acute and chronic pain applications, we have several DepoFoam-based products in preclinical development. Following data readouts from animal and other feasibility studies for these candidates, we have prioritized two programs for clinical development: (i) the intrathecal delivery of a DepoFoam-based local anesthetic, other than bupivacaine, for acute and chronic pain and (ii) DepoDexmedetomidine, a sedative-analgesic for end-of-life pain and painful conditions in the elderly.

In parallel, our business development team continues to pursue innovative acquisition targets that align with our strategy and are complementary to EXPAREL. In April 2019, we added the Iovera system to our commercial offering through the acquisition of MyoScience, and we are thoughtfully pursuing additional opportunities that are of great interest to the surgical and anesthesia audiences we are already calling on today. Our goal is to build a portfolio of customer-focused non-opioid solutions to improve patients’ journeys along the neural pain pathway.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenues

Net product sales primarily consist of sales of EXPAREL in the U.S. Other product sales include sales of our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for use in animals. Any licensing, milestone and royalty revenues are from our collaborative licensing agreement with Aratana.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2019	2018
Net product sales:
EXPAREL	$90,615	$74,034	22%
Other product sales	291	253	15%
Total net product sales	90,906	74,287	22%
Royalty revenue	407	320	27%
Total revenues	$91,313	$74,607	22%

EXPAREL revenue grew 22% in the three months ended March 31, 2019 versus the same period in 2018, primarily due to an increase in unit volume of 30%, partially offset by the mix of EXPAREL product sizes. The demand for EXPAREL has continued to increase as a result of a number of key growth initiatives, such as the expansion of the EXPAREL label in April 2018 to include brachial plexus nerve block, the success of our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, and the continued implementation of EXPAREL-based ERAS protocols across a wide range of surgical procedures, all of which are driving growth in new and existing accounts due to the continued adoption of EXPAREL as a critical component of multimodal pain management strategies for soft tissue and orthopedic procedures.

Other product sales increased 15% in the three months ended March 31, 2019, compared to the same period in 2018, due to an increase in sales of our bupivacaine liposome injectable suspension to Aratana for use in animals.

Royalty revenue in the three months ended March 31, 2019 reflects royalties earned on sales to Aratana. Royalty revenue increased 27% in the three months ended March 31, 2019, compared to the same period in 2018.

The following tables provide a summary of activity with respect to our sales related allowances and accruals for the three months ended March 31, 2019 and 2018 (in thousands):

March 31, 2019	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2018	$344	$779	$1,167	$1,010	$3,300
Provision	173	1,873	1,418	1,959	5,423
Payments / Adjustments	(141)	(1,829)	(1,741)	(1,685)	(5,396)
Balance at March 31, 2019	$376	$823	$844	$1,284	$3,327

March 31, 2018	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2017	$821	$657	$839	$696	$3,013
Provision	156	1,527	1,171	1,307	4,161
Payments / Adjustments	(151)	(1,546)	(1,321)	(1,289)	(4,307)
Balance at March 31, 2018	$826	$638	$689	$714	$2,867

Total reductions of gross product sales from sales-related allowances and accruals were $5.4 million and $4.2 million, or 5.6% and 5.3% of gross product sales, for the three months ended March 31, 2019 and 2018, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in discounting driven by higher volume from customers with discount contracts.
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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2019	2018
Cost of goods sold	$27,303	$22,885	19%
Gross margin	70%	69%

The improvement in our gross margin for the three months ended March 31, 2019 versus the same period in 2018 was primarily attributable to a reduction in capacity expansion expenses resulting from the commencement of commercial production of EXPAREL at our custom manufacturing suite in Swindon, England, under our partnership with Thermo Fisher.
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

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2019	2018
Clinical development	$5,176	$6,795	(24)%
Product development and other	7,990	6,886	16%
Stock-based compensation	1,218	697	75%
Total research and development expense	$14,384	$14,378	—%
% of total revenues	16%	19%

Total research and development expense remained flat for the three months ended March 31, 2019 versus the same period in 2018.

Clinical development expense decreased by 24% in the three months ended March 31, 2019 versus the same period in 2018 primarily due to costs incurred in the first quarter of 2018 to support our sNDA submission for nerve block, including expenses related to an FDA Anesthetic and Analgesic Drug Products Advisory Committee meeting held in February 2018. There was also a reduction in costs related to investigator-initiated studies. The decrease in clinical development expense was partially offset by startup activities related to our Phase 3 Pediatric and Phase 4 Opioid Free C-Section and Spine trials.

Product development and other expenses increased by 16% in the three months ended March 31, 2019 versus the same period in 2018 primarily due to development costs related to a significant scale-up of our manufacturing capacity for EXPAREL in an additional suite in Swindon, England in partnership with Thermo Fisher and additional subarachnoid toxicology studies. These increases were partially offset by a decrease in spend for product development batches run for our pipeline candidates.

Stock-based compensation increased by 75% in the three months ended March 31, 2019 versus the same period in 2018 primarily due to an increase in personnel as well as the number of equity awards granted in the second half of 2018.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2019	2018
Sales and marketing	$31,556	$25,123	26%
General and administrative	11,837	12,587	(6)%
Stock-based compensation	5,125	6,481	(21)%
Total selling, general and administrative expense	$48,518	$44,191	10%
% of total revenues	53%	59%

Total selling, general and administrative expenses increased 10% in the three months ended March 31, 2019 versus the same period in 2018.

Sales and marketing expenses increased 26% in the three months ended March 31, 2019 versus the same period in 2018. During the three months ended March 31, 2019, we increased selling and promotional activities to support the growth of EXPAREL, including growing a team in the field consisting of account managers focused on the outpatient market, initiatives and commissions related to our co-promotion agreements with DePuy Synthes and additional marketing spend for the launch of ambulatory and dental reimbursement codes, which became effective on January 1, 2019. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options.

General and administrative expenses decreased 6% in the three months ended March 31, 2019 versus the same period in 2018 primarily due to a decrease in legal expenditures, partially offset by costs incurred to support the acquisition of MyoScience.

Stock-based compensation decreased 21% in the three months ended March 31, 2019 versus the same period in 2018 primarily due to accelerated stock-based compensation expense that occurred in the first quarter of 2018.

Product Discontinuation Expenses

	Three Months Ended March 31,		% Increase / (Decrease)

	2019	2018
Product discontinuation	$29	$90	(68)%

In both of the three month periods ended March 31, 2019 and 2018, we recorded charges of less than $0.1 million related to the discontinuation of our DepoCyt(e) manufacturing activities for asset retirement obligations and other contract and exit costs.
Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2019	2018
Interest income	$2,156	$1,374	57%
Interest expense	(5,814)	(5,157)	13%
Other, net	61	75	N/A
Total other expense, net	$(3,597)	$(3,708)	(3)%
Total other expense, net decreased 3% in the three months ended March 31, 2019 versus the same period in 2018 primarily due to a $0.8 million increase in interest income due to higher overall returns on our investments, offset by the combination of an increase in interest expense related to the amortization of the discount on our 2.375% convertible senior notes due 2022, or 2022 Notes, and the absence of capitalized interest related to the completion of our first manufacturing suite in Swindon, England in 2018.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2019	2018
Income tax expense	$253	$35	100% +
Effective tax rate	(10)%	0%

Our income tax expense was $0.3 million in the three months ended March 31, 2019 and less than $0.1 million in the three months ended March 31, 2018. The income tax expense for the three months ended March 31, 2019 and 2018 reflects current state income taxes. Due to net operating losses carried forward to 2018 and 2019, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018 or 2019. Since our deferred tax assets are fully offset by a valuation allowance, income tax expense does not reflect deferred tax expenses.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under prior debt facilities and collaborative licensing and milestone revenue. As of March 31, 2019, we had an accumulated deficit of $391.2 million, cash and cash equivalents and short-term investments of $412.4 million and working capital of $449.7 million. On April 9, 2019, we completed our acquisition of MyoScience for $120.0 million in cash. Refer to Note 16, Subsequent Events, to our condensed consolidated financial statements for more information on the acquisition of MyoScience.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statement of Cash Flows Data:	2019	2018
Net cash provided by (used in):
Operating activities	$3,499	$(2,689)
Investing activities	78,481	(10,293)
Financing activities	530	419
Net increase (decrease) in cash and cash equivalents	$82,510	$(12,563)

Operating Activities

During the three months ended March 31, 2019, net cash provided by operating activities was $3.5 million compared to net cash used in operating activities of $2.7 million during the three months ended March 31, 2018. The increase of $6.2 million was primarily attributable to a 22% increase in net product sales of EXPAREL and the timing of interest payments related to our 2022 Notes. These increases were partially offset by increased sales commissions related to our co-promotion agreement with DePuy Synthes and costs to grow sales and marketing teams focused on the outpatient market and the launch of ambulatory and dental reimbursement codes, which became effective on January 1, 2019. The overall increase in operating cash flows was also partially offset by an increase in working capital.

Investing Activities

During the three months ended March 31, 2019, net cash provided by investing activities was $78.5 million, which reflected $80.5 million of short-term investment maturities (net of purchases), partially offset by purchases of fixed assets of $2.0 million. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher, and facility upgrades at our Science Center Campus in San Diego, California.

During the three months ended March 31, 2018, net cash used in investing activities was $10.3 million, which reflected $2.8 million of short-term and long-term investment purchases (net of maturities), purchases of fixed assets of $5.2 million and contingent consideration payments of $2.3 million related to the March 2007 acquisition of Skyepharma Holding, Inc., or Skyepharma. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher, and facility upgrades at our Science Center Campus in San Diego, California.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.5 million, which consisted of proceeds from the exercise of stock options of $1.1 million, partially offset by $0.6 million of payments made to retire our 3.25% convertible senior notes due 2019.

During the three months ended March 31, 2018, net cash provided by financing activities was $0.4 million, which consisted of proceeds from the exercise of stock options.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At March 31, 2019, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at March 31, 2019 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes and our other indebtedness.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and to service our indebtedness through at least May 2, 2020. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue to expand the commercialization of EXPAREL, including outside of the U.S.;

•	the costs of successfully integrating MyoScience, now known as Pacira CryoTech, into our existing business and expanding the commercialization of Iovera;

•
the cost and timing of future expansion of our manufacturing facilities for EXPAREL and other product candidates, including the construction of an additional manufacturing suite at Thermo Fisher’s facility in Swindon, England;

•	the timing of and extent to which the holders of our 2022 Notes elect to convert their notes;

•
the cost and timing of potential milestone payments to Skyepharma, which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products, including EXPAREL, are met, or upon the first commercial sale in a major E.U. country;

•	the cost and timing of potential milestone payments to MyoScience security holders, which could be up to an aggregate of $100.0 million if certain regulatory and commercial milestones are met;

•	costs related to legal and regulatory issues;

•	the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval;

•	the costs for the development and commercialization of other product candidates; and

•	the extent to which we acquire or invest in products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of March 31, 2019, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
Critical Accounting Policies and Use of Estimates
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2018.
Contractual Obligations
There are no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018.

As discussed above with the MyoScience acquisition, under the definitive agreement and plan of merger, MyoScience security holders will be eligible to receive up to an additional $100.0 million in contingent payments upon the achievement of certain regulatory and commercial milestones.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2019 by approximately $0.8 million.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2019, the estimated fair value of the 2022 Notes was $985 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At March 31, 2019, all $345.0 million of principal remains outstanding on the 2022 Notes.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

We may be unable to successfully integrate the business and personnel of MyoScience, and may not realize the anticipated synergies and benefits of such acquisition.

We completed the acquisition of MyoScience on April 9, 2019. We may not realize the expected benefits from such acquisition because of integration difficulties or other challenges.

The success of the MyoScience acquisition will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the business with our existing business. The integration process may be complex, costly and time-consuming. The potential difficulties we may face in integrating the operations of MyoScience include, among others:

•	failure to successfully implement our business plans for the combined business;

•	unexpected losses of key employees, customers or suppliers, and the complexities associated with integrating personnel from another company;

•	unanticipated issues in conforming MyoScience’s standards, processes, procedures and controls with our operations;

•	coordinating new product and process development;

•	increasing the scope, geographic diversity and complexity of our operations;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our or MyoScience’s existing business relationships;

•	unanticipated changes in applicable laws and regulations;

•	unanticipated expenses and liabilities associated with the acquisition of MyoScience; and

•	other difficulties in the assimilation of MyoScience operations, technologies, products and systems.
Any acquired companies and businesses may have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities. There may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation.

If we experience difficulties with the integration process or if the business of MyoScience deteriorates, the anticipated cost savings, growth opportunities and other synergies of the MyoScience acquisition may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated March 4, 2019, by and among Pacira Pharmaceuticals, Inc., PS Merger, Inc., MyoScience, Inc., and Fortis Advisors LLC, as the securityholders’ representative. (1) # +

4.1	Specimen Certificate Evidencing Shares of Common Stock.*

10.1	Executive Employment Agreement, dated May 29, 2017, between the Registrant and Dennis McLoughlin.* †

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

†    Denotes management contract or compensatory plan or arrangement.

#
Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

+	Confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	May 2, 2019	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 2, 2019	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)