Form 10-Q
period 2019-06-30
Pacira BioSciences, Inc.
filed 2019-08-08
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 4, 2019, 41,635,099 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

ASSETS	June 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$59,737	$132,526
Short-term investments	232,502	250,928
Accounts receivable, net	41,147	38,000
Inventories, net	52,697	48,569
Prepaid expenses and other current assets	8,526	7,946
Total current assets	394,609	477,969
Long-term investments	25,362	25,871
Fixed assets, net	105,492	108,670
Right-of-use assets, net	36,494	—
Goodwill	100,538	62,040
Intangible assets, net	108,320	—
Equity investment and other assets	17,028	14,803
Total assets	$787,843	$689,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,347	$14,368
Accrued expenses	51,907	45,865
Lease liabilities	6,172	—
Convertible senior notes	—	338
Contingent consideration	11,500	—
Income taxes payable	78	90
Total current liabilities	83,004	60,661
Convertible senior notes	298,185	290,592
Lease liabilities	39,041	—
Contingent consideration	16,970	—
Other liabilities	8,993	16,874
Total liabilities	446,193	368,127
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 41,606,082 shares issued and outstanding at June 30, 2019; 41,222,799 shares issued and outstanding at December 31, 2018	42	41
Additional paid-in capital	729,531	709,691
Accumulated deficit	(388,423)	(388,226)
Accumulated other comprehensive income (loss)	500	(280)
Total stockholders’ equity	341,650	321,226
Total liabilities and stockholders’ equity	$787,843	$689,353

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$101,824	$80,717	$192,730	$155,004
Collaborative licensing and milestone revenue	—	3,000	—	3,000
Royalty revenue	780	390	1,187	710
Total revenues	102,604	84,107	193,917	158,714
Operating expenses:
Cost of goods sold	25,201	20,916	52,505	43,801
Research and development	17,827	12,239	32,210	26,617
Selling, general and administrative	49,126	44,249	96,431	88,439
Amortization of acquired intangible assets	1,770	—	1,770	—
Acquisition-related charges and product discontinuation, net	3,405	162	4,647	252
Total operating expenses	97,329	77,566	187,563	159,109
Income (loss) from operations	5,275	6,541	6,354	(395)
Other (expense) income:
Interest income	1,817	1,533	3,973	2,906
Interest expense	(5,878)	(5,397)	(11,691)	(10,553)
Other, net	(87)	(78)	(26)	(4)
Total other expense, net	(4,148)	(3,942)	(7,744)	(7,651)
Income (loss) before income taxes	1,127	2,599	(1,390)	(8,046)
Income tax benefit (expense)	1,603	(35)	1,349	(70)
Net income (loss)	$2,730	$2,564	$(41)	$(8,116)

Net income (loss) per share:
Basic net income (loss) per common share	$0.07	$0.06	$(0.00)	$(0.20)
Diluted net income (loss) per common share	$0.06	$0.06	$(0.00)	$(0.20)
Weighted average common shares outstanding:
Basic	41,384	40,796	41,312	40,751
Diluted	42,345	41,694	41,312	40,751

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$2,730	$2,564	$(41)	$(8,116)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	318	356	780	(91)
Total other comprehensive income (loss)	318	356	780	(91)
Comprehensive income (loss)	$3,048	$2,920	$739	$(8,207)

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at March 31, 2019	41,289	$41	$718,449	$(391,153)	$182	$327,519
Exercise of stock options	97	—	2,029	—	—	2,029
Vested restricted stock units	184	1	—	—	—	1
Shares issued under employee stock purchase plan	36	—	1,270	—	—	1,270
Stock-based compensation	—	—	7,783	—	—	7,783
Net unrealized gain on investments	—	—	—	—	318	318
Net income	—	—	—	2,730	—	2,730
Balance at June 30, 2019	41,606	$42	$729,531	$(388,423)	$500	$341,650

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at March 31, 2018	40,720	$41	$677,836	$(398,455)	$(901)	$278,521
Cumulative effect adjustment of the adoption of Accounting Standards Update 2018-07	—	—	(20)	20	—	—
Exercise of stock options	57	—	1,073	—	—	1,073
Vested restricted stock units	143	—	—	—	—	—
Shares issued under employee stock purchase plan	35	—	952	—	—	952
Stock-based compensation	—	—	7,047	—	—	7,047
Net unrealized gain on investments	—	—	—	—	356	356
Net income	—	—	—	2,564	—	2,564
Balance at June 30, 2018	40,955	$41	$686,888	$(395,871)	$(545)	$290,513

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2018	41,223	$41	$709,691	$(388,226)	$(280)	$321,226
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-02 (Note 2)	—	—	—	(156)	—	(156)
Exercise of stock options	159	—	3,586	—	—	3,586
Vested restricted stock units	188	1	—	—	—	1
Shares issued under employee stock purchase plan	36	—	1,270	—	—	1,270
Stock-based compensation	—	—	15,217	—	—	15,217
Retirement of equity component of 2019 convertible senior notes	—	—	(233)	—	—	(233)
Net unrealized gain on investments	—	—	—	—	780	780
Net loss	—	—	—	(41)	—	(41)
Balance at June 30, 2019	41,606	$42	$729,531	$(388,423)	$500	$341,650

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2017	40,669	$41	$669,032	$(389,136)	$(454)	$279,483
Cumulative effect adjustment of the adoption of Accounting Standards Update 2014-09	—	—	—	1,361	—	1,361
Cumulative effect adjustment of the adoption of Accounting Standards Update 2018-07	—	—	(20)	20	—	—
Exercise of stock options	103	—	1,492	—	—	1,492
Vested restricted stock units	148	—	—	—	—	—
Shares issued under employee stock purchase plan	35	—	952	—	—	952
Stock-based compensation	—	—	15,432	—	—	15,432
Net unrealized loss on investments	—	—	—	—	(91)	(91)
Net loss	—	—	—	(8,116)	—	(8,116)
Balance at June 30, 2018	40,955	$41	$686,888	$(395,871)	$(545)	$290,513

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(41)	$(8,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	8,881	5,610
Amortization of unfavorable lease obligation and debt issuance costs	844	786
Amortization of debt discount	6,749	6,283
Loss on disposal of fixed assets	157	10
Stock-based compensation	15,217	15,432
Changes in operating assets and liabilities (net of MyoScience, Inc. acquisition):
Accounts receivable, net	(2,141)	(3,640)
Inventories, net	(2,519)	(642)
Prepaid expenses and other assets	(1,163)	102
Accounts payable	(1,321)	(2,826)
Accrued expenses and income taxes payable	1,844	(2,303)
Other liabilities	(245)	325
Net cash provided by operating activities	26,262	11,021
Investing activities:
Acquisition of MyoScience, Inc. (net of cash acquired)	(118,683)	—
Purchases of fixed assets	(4,070)	(7,818)
Purchases of investments	(141,960)	(182,749)
Sales of investments	163,017	244,562
Payment of contingent consideration	—	(4,715)
Equity Investment	(1,622)	—
Net cash (used in) provided by investing activities	(103,318)	49,280
Financing activities:
Proceeds from exercises of stock options	3,568	1,492
Proceeds from shares issued under employee stock purchase plan	1,270	952
Repayment of 2019 convertible senior notes	(338)	—
Conversion premium on 2019 convertible senior notes	(233)	—
Net cash provided by financing activities	4,267	2,444
Net (decrease) increase in cash and cash equivalents	(72,789)	62,745
Cash and cash equivalents, beginning of period	132,526	54,126
Cash and cash equivalents, end of period	$59,737	$116,871
Supplemental cash flow information:
Cash paid for interest	$4,102	$4,102
Cash paid for income taxes, net of refunds	$490	$146
Non-cash investing and financing activities:
Net increase in contingent consideration liabilities	$28,470	$—
Net (decrease) increase in accrued fixed assets	$(682)	$2,032

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a leading provider of non-opioid pain management options to advance and improve outcomes for health care practitioners and their patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States in April 2012. EXPAREL utilizes DepoFoam®, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In April 2019, the Company added iovera°® to its commercial offering with its acquisition of MyoScience, Inc., or MyoScience. The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves.

The Company changed its name from Pacira Pharmaceuticals, Inc. to Pacira BioSciences, Inc. upon completing the acquisition of MyoScience in order to better reflect a broadening portfolio of innovative non-opioid pain management and regenerative health solutions. See Note 4, MyoScience Acquisition, for more information.
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

The condensed consolidated financial statements at June 30, 2019, and for the three and six month periods ended June 30, 2019 and 2018, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2018 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

Concentration of Major Customers

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgery centers and physicians. The Company sells its bupivacaine liposome injectable suspension to a third party licensee and sells iovera° directly to end users. The table below includes the percentage of revenue comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Largest wholesaler	32%	33%	34%	33%
Second largest wholesaler	29%	29%	29%	30%
Third largest wholesaler	26%	25%	26%	26%
Total	87%	87%	89%	89%

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
The Company adopted ASU 2016-02 on January 1, 2019 using the effective date method. There were practical expedients available to the Company at transition that it elected to apply upon adoption. The Company did not re-assess (i) whether its contracts contained a lease under the new definition of a lease and (ii) the classification of those leases. There were no initial direct costs previously capitalized on the consolidated balance sheet. In addition, the Company applied hindsight in the determination of the lease terms, in the assessment of the likelihood that a lease renewal, termination or purchase option will be exercised, and in the assessment of any potential impairments that existed on the right-of-use, or ROU, assets recognized at adoption. The Company also elected not to recognize a ROU asset and lease liability for those leases with a remaining lease term of 12 months or less.
At adoption on January 1, 2019, the lease liability was equal to the present value of future lease payments and a ROU asset was recorded based on the lease liability, adjusted for items such as prepaid and accrued lease payments. The Company recorded $36.5 million of lease liabilities and $27.6 million of ROU assets as of January 1, 2019, the difference representing previously recorded lease-related assets and liabilities. There was a cumulative-effect adjustment to retained earnings of $0.2 million upon adoption. Refer to Note 7, Leases, for further information on the Company’s existing leases.
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
Recent Accounting Pronouncements Not Adopted as of June 30, 2019

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

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update provides guidance to determine which implementation costs to capitalize as they relate to the service contract and which costs to expense. In addition, the update further defines the term of the hosting arrangement to include the non-cancelable period of the arrangement plus periods covered by (i) an option to extend the arrangement if the customer is reasonably certain to exercise that option; (ii) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option and (iii) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. Any expense related to the capitalized implementation costs should be recorded in the same financial statement line item in the consolidated statements of operations as the fees associated with the hosting element of the arrangement, and the payments for capitalized implementation costs should be classified in the same manner as payments made for fees associated with the hosting element in the consolidated statements of cash flows. This standard will become effective for the Company beginning January 1, 2020. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements.
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
Significant Accounting Policies
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

Acquisitions

In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values with some exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are generally recognized at fair value. If fair value cannot be determined, the asset or liability is recognized if probable and reasonably estimable; if these criteria are not met, no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Accordingly, the Company may be required to value assets at fair value measures that do not reflect the Company’s intended use of those assets. Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company’s condensed consolidated financial statements after the date of the acquisition. If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an acquisition of assets rather than as a business combination and, therefore, no goodwill would be recorded.

Contingent Consideration

Subsequent to an acquisition, the Company measures contingent consideration arrangements at fair value for each period with changes in fair value recognized in the consolidated statements of operations as acquisition-related charges. Changes in contingent consideration can result from increases or decreases in estimated sales, costs of goods sold, adjustments to discount rates, updates in the assumed achievement or timing of milestones or changes in the assumed probability associated with either regulatory approvals or specified levels of Medicare reimbursements. In the absence of new information, changes in fair value reflect the passage of time towards achievement of the milestones, and is accrued based on an accretion schedule.

Intangible Assets

Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets are recorded at cost, net of accumulated amortization. The Company evaluates the recoverability of intangible assets periodically and takes into account events and circumstances which may indicate that an impairment exists.

Segment Reporting

The Company is managed and operated as a single business focused on the discovery, development, manufacture, marketing, distribution and sale of non-opioid pain management options. The Company is managed by a single management team, and, consistent with the organizational structure, the Chief Executive Officer and Chairman manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one reportable operating segment to evaluate performance, allocate resources, set operational targets and forecast future period financial results.

NOTE 3—REVENUE

Revenue from Contracts with Customers

The Company’s sources of revenue include (i) sales of EXPAREL/bupivacaine liposome injectable suspension in the United States, or U.S.; (ii) sales of iovera° in the U.S.; (iii) royalties based on sales of its bupivacaine liposome injectable suspension product for use in animals and (iv) license fees and milestone payments. The majority of the Company’s revenue is derived from net product sales of EXPAREL. As such, the following disclosure only relates to revenue associated with net EXPAREL product sales.

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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Net Product Sales	2019	2018	2019	2018
EXPAREL / bupivacaine liposome injectable suspension	$99,789	$80,717	$190,695	$155,004
iovera°	2,035	—	2,035	—
Total net product sales	$101,824	$80,717	$192,730	$155,004

NOTE 4—MYOSCIENCE ACQUISITION

On April 9, 2019, the Company acquired MyoScience (the “MyoScience Acquisition”), a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), under which MyoScience became a wholly-owned subsidiary of the Company and was renamed Pacira CryoTech, Inc., or CryoTech. The MyoScience Acquisition added iovera° to the Company’s commercial offering. The iovera° system is a novel, FDA-approved, non-opioid treatment that immediately alleviates pain for up to 90 days by applying intense cold to only targeted nerves in a process called cryoanalgesia.

The consideration included an initial cash payment of $120.0 million, subject to adjustment based on customary post-closing purchase price adjustments and indemnification obligations, and the fair value of contingent consideration in the amount of $28.5 million. The contingent consideration consists of contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of the Company’s common stock if achieved in 2020. Per the terms of the Merger Agreement, the Company’s obligation to make milestone payments are limited to those milestones achieved between January 1, 2019 and December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement.

The Company has accounted for the MyoScience Acquisition using the acquisition method of accounting and, accordingly, has included the assets acquired, liabilities assumed and results of operations in the condensed consolidated financial statements from April 10, 2019 onward, the day following the acquisition date. The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to the value of combining iovera° and EXPAREL as a safe and effective non-opioid multimodal regimen for pain management, as well as the synergies of merging operations. The primary assets and liabilities of the business acquired include developed technology and customer relationship intangible assets, equipment, inventory, receivables, payables and accrued expenses. Inventory has been recorded at its estimated selling price less costs of distribution and a reasonable profit, and the intangible assets acquired (including developed technology and customer relationships) have been recorded at fair value as determined by the Company’s management with the assistance of a third-party valuation specialist. The acquired goodwill and intangible assets are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of acquired goodwill and intangible assets. See Note 8, Goodwill and Intangible Assets, for more information.

The total consideration for the MyoScience Acquisition was $148.5 million, which consisted of the following (in thousands):

Purchase Price	Amount
Cash Paid	$120,029
Fair value of contingent consideration	28,470
Total	$148,499

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change the carrying value of goodwill. The Company is finalizing its valuation of the intangible assets, tax analyses and working capital adjustments and anticipates finalizing the purchase price allocation as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. The following tables set forth the preliminary allocation of the MyoScience Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

Amounts Recognized at the Acquisition Date (Unaudited)
ASSETS ACQUIRED
Current assets	$5,275
Non-current assets (other than intangible assets)	1,044
Intangible assets (excluding goodwill)	110,090
Total assets acquired (excluding goodwill)	$116,409

LIABILITIES ASSUMED
Current liabilities	$4,436
Deferred tax liabilities, net	1,828
Other non-current liabilities	144
Total liabilities assumed	6,408
Total identifiable net assets acquired	110,001
Goodwill	38,498
Total consideration transferred	$148,499

CryoTech results from the acquisition date of April 10, 2019 through June 30, 2019, which are included in the condensed consolidated statements of operations, are as follows (in thousands):

Classification in Condensed Consolidated Statements of Operations	Acquisition Date Through June 30, 2019
Total revenues	$2,035
Net loss	$(2,547)

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and six months ended June 30, 2019 and 2018, as if the MyoScience Acquisition had occurred on January 1, 2018. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2018, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$102,913	$85,238	$196,366	$160,804
Net income (loss)	$4,234	$(3,519)	$(4,742)	$(20,496)
Pro forma basic net income (loss) per share	$0.10	$(0.09)	$(0.11)	$(0.50)
Pro forma diluted net income (loss) per share	$0.10	$(0.09)	$(0.11)	$(0.50)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and MyoScience. The summary pro forma financial information primarily reflects the following pro forma adjustments:

•
Removal of the acquisition-related transaction fees and costs, including certain stock-based compensation and other compensation expenses related to the acquisition, from the three and six month periods ended June 30, 2019;

•	Removal of the income tax benefit resulting from the Company decreasing its existing valuation allowance on deferred tax assets from the three and six month periods ended June 30, 2019;

•	Removal of MyoScience’s loss on extinguishment of debt and warrant expense in the three and six month periods ended June 30, 2019;

•	Removal of MyoScience’s interest expense;

•	Adjustments to the Company’s interest income for the cash used to acquire MyoScience; and

•	The addition of amortization expense on the acquired developed technology and customer relationship intangible assets.

NOTE 5—INVENTORIES

The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$19,014	$19,193
Work-in-process	10,983	9,711
Finished goods	22,700	19,665
Total	$52,697	$48,569

NOTE 6—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$68,285	$67,431
Leasehold improvements	60,110	57,955
Computer equipment and software	8,354	8,131
Office furniture and equipment	1,614	1,548
Construction in progress	35,775	35,163
Total	174,138	170,228
Less: accumulated depreciation	(68,646)	(61,558)
Fixed assets, net	$105,492	$108,670

For the three months ended June 30, 2019 and 2018, depreciation expense was $3.5 million and $2.8 million, respectively. For the three months ended June 30, 2019 there was no capitalized interest on the construction of manufacturing sites, and for the three months ended June 30, 2018, capitalized interest was $0.2 million.

For the six months ended June 30, 2019 and 2018, depreciation expense was $7.1 million and $5.6 million, respectively. For the six months ended June 30, 2019 there was no capitalized interest on the construction of manufacturing sites, and for the six months ended June 30, 2018, capitalized interest was $0.6 million.

At June 30, 2019 and December 31, 2018, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $63.4 million and $64.6 million, respectively.

NOTE 7—LEASES

The Company leases its EXPAREL manufacturing, research and development, warehouse and former DepoCyt(e) manufacturing facilities in San Diego, California, its iovera° manufacturing, research and development and warehouse facility in Fremont, California and its corporate headquarters in Parsippany, New Jersey. These leases have remaining terms between one year and eleven years, some of which provide renewal options at the then-current market value, along with one that contains the right to terminate the lease after four years. The Company also has a lease with Thermo Fisher Scientific Pharma Services (“Thermo Fisher”) (formerly Patheon UK Limited), for the use of their facility in Swindon, England, which is embedded in agreements the Company has with Thermo Fisher. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis.
The Company’s iovera° facility in Fremont, California, consists of approximately 20,000 square feet of mixed use manufacturing, research and development and office space. For a description of the Company’s other properties, refer to its Annual Report on Form 10-K for the year ended December 31, 2018.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Lease Costs	2019	2018	2019	2018
Fixed lease costs	$1,516	$1,600	2,959	3,090
Variable lease costs	449	408	829	810
Total	$1,965	$2,008	$3,788	$3,900
Supplemental cash flow information related to operating leases is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for operating lease liabilities, net of lease incentive	$3,121
Right-of-use assets recorded in exchange for lease obligations	$38,419

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
The Company has measured its operating lease liabilities at an estimated discount rate in which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

June 30, 2019
Weighted average remaining lease term	9.77 years
Weighted average discount rate	7.62%

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2019 (remaining six months)	$4,166
2020	7,662
2021	5,359
2022	5,486
2023	5,616
2024 through 2030	37,208
Total lease payments	65,497

Less: imputed interest	(20,284)
Total operating lease liabilities	$45,213

The Company has entered into two lease agreements (not included in the table above) for which there are future obligations but the leases have not yet commenced as of June 30, 2019 (in thousands):

Year	Aggregate Minimum Payments Due
2019 (remaining six months)	$124
2020	2,530
2021	4,797
2022	4,937
2023	5,081
2024 through 2030	35,848
Total future lease payments	$53,317

As of December 31, 2018, aggregate annual minimum payments due under the Company’s lease obligations were as follows (in thousands):

Year	Aggregate Minimum Payments Due
2019	$8,140
2020	7,621
2021	5,295
2022	5,417
2023	5,543
2024 through 2030	14,329
Total	$46,345

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill

Skyepharma Acquisition

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
There was no change in the carrying value of goodwill related to the Skyepharma Acquisition during the three and six months ended June 30, 2019.

MyoScience Acquisition

In connection with the MyoScience Acquisition, the Company recorded goodwill totaling $38.5 million. The acquired goodwill is currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of this acquired goodwill. See Note 4, MyoScience Acquisition, for more information.

The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):

Carrying Value of Goodwill
Balance at December 31, 2018	$62,040
Goodwill arising from the MyoScience Acquisition	38,498
Balance at June 30, 2019	$100,538

Intangible Assets

MyoScience Acquisition

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):

June 30, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(1,768)	$108,232	14 Years
Customer relationships	90	(2)	88	10 Years
Total intangible assets	$110,090	$(1,770)	$108,320

There were no intangible assets, net at December 31, 2018. Amortization expense on intangible assets for the three and six months ended June 30, 2019 was $1.8 million. There was no amortization expense on intangible assets for the three and six months ended June 30, 2018.

For the remaining six months of 2019, amortization expense on intangible assets will be $3.9 million. Assuming no changes in the gross carrying amount of the intangible assets, the future amortization expense on intangible assets will be $7.9 million annually through 2032 and $2.2 million in 2033. The acquired intangible assets are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of these acquired intangible assets.

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

The total debt composition of the 2022 Notes is as follows (in thousands):

	June 30,	December 31,
	2019	2018
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(5,006)	(5,850)
Discount on debt	(41,809)	(48,558)
Total debt, net of debt discount and deferred financing costs	$298,185	$290,592

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2019, this condition for conversion was not met.

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

As of June 30, 2019, the 2022 Notes had a market price of $1,027 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at June 30, 2019 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$2,049	$2,051	$4,098	$4,102
Amortization of debt issuance costs	424	406	844	808
Amortization of debt discount	3,405	3,170	6,749	6,283
Capitalized interest and other (Note 6)	—	(230)	—	(640)
Total	$5,878	$5,397	$11,691	$10,553

Effective interest rate on convertible senior notes	7.81%	7.81%	7.81%	7.81%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at June 30, 2019 are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis. The carrying amount and fair values of the Company’s convertible senior notes and acquisition-related contingent consideration are as follows (in thousands):

Financial Liabilities	Carrying Value	Fair Value Measurements Using
June 30, 2019		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)(2)	$298,185	$—	$354,272	$—
Acquisition-related contingent consideration (3)	$28,470	$—	$—	$28,470

(1) The closing price of the Company’s common stock was $43.49 per share at June 30, 2019 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.
(2) Reported at historical cost.
(3) Reported at fair value on a recurring basis.

Financial Liabilities Measured at Fair Value on a Recurring Basis

The Company has recognized contingent consideration in the amount of $28.5 million as of June 30, 2019. The contingent consideration was recognized as part of the MyoScience Acquisition. The contingent consideration is recognized at fair value on a recurring basis, based on a Level 3 measurement. The Company has measured the fair value of its contingent consideration, using both the discounted cash method and a Monte Carlo simulation. Key assumptions include the probabilities of achievement and estimated date of achievement, future forecasts and the Company’s credit risk. There was no change in the fair value of the contingent consideration since acquisition. The remaining term of the milestone achievement period is 4.7 years. Refer to Note 4, MyoScience Acquisition, for more information.

Investments

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. Net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At June 30, 2019, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At June 30, 2019, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.

The following summarizes the Company’s investments at June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$28,045	$77	$—	$28,122
Commercial paper	50,533	80	—	50,613
Corporate bonds	153,483	285	(1)	153,767
Subtotal	232,061	442	(1)	232,502
Long-term:
Asset-backed securities	3,726	12	—	3,738
Corporate bonds	21,577	48	(1)	21,624
Subtotal	25,303	60	(1)	25,362
Total	$257,364	$502	$(2)	$257,864

December 31, 2018 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$34,873	$—	$(33)	$34,840
Commercial paper	45,035	—	(30)	45,005
Corporate bonds	171,289	—	(206)	171,083
Subtotal	251,197	—	(269)	250,928
Long-term:
Asset-backed securities	9,383	5	—	9,388
Corporate bonds	16,499	—	(16)	16,483
Subtotal	25,882	5	(16)	25,871
Total	$277,079	$5	$(285)	$276,799

Certain assets and liabilities are measured at fair value on a nonrecurring basis, including assets and liabilities acquired in a business combination, any related contingent consideration arising from an acquisition and long-lived assets, which would be recognized at fair value if deemed to be impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.

TELA Bio, Inc.

At December 31, 2018, the Company held a $14.1 million investment in convertible preferred B shares of TELA Bio, Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. In June 2019, the Company made an additional cash investment of $1.6 million in TELA Bio’s convertible preferred B shares.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of June 30, 2019, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 31%, 30% and 27%, respectively. At December 31, 2018, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 32% and 29%, respectively. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of June 30, 2019 and December 31, 2018, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 11—STOCK PLANS

Stock Incentive Plans

In June 2019, the Company’s stockholders approved the Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan. The 2011 Plan was amended to increase the number of shares of common stock authorized for issuance as equity awards under the plan by 3,000,000 shares.

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of goods sold	$1,156	$1,046	$2,247	$2,252
Research and development	1,257	951	2,475	1,648
Selling, general and administrative	5,370	5,050	10,495	11,532
Total	$7,783	$7,047	$15,217	$15,432

Stock-based compensation from:
Stock options (employee awards)	$5,322	$4,827	$10,252	$11,182
Stock options (consultant awards)	56	202	247	241
Restricted stock units (employee awards)	2,204	1,819	4,311	3,609
Employee stock purchase plan	201	199	407	400
Total	$7,783	$7,047	$15,217	$15,432

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2019:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	5,722,818	$41.69
Granted	1,492,239	43.00
Exercised	(159,470)	22.49
Forfeited	(154,524)	41.09
Expired	(99,454)	56.22
Outstanding at June 30, 2019	6,801,609	42.23

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	577,964	$42.14
Granted	302,918	43.57
Vested	(188,047)	45.48
Forfeited	(31,612)	40.87
Unvested at June 30, 2019	661,223	41.91

The weighted average fair value of stock options granted during the six months ended June 30, 2019 was $21.08 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Six Months Ended June 30, 2019
Expected dividend yield	None
Risk-free interest rate	2.07%
Expected volatility	53.9%
Expected term of options	5.21 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2019, 35,766 shares were purchased and issued through the ESPP.

NOTE 12—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended June 30,
Net unrealized gains (losses) from available for sale investments:	2019	2018
Balance at beginning of period	$(280)	$(454)
Other comprehensive income (loss) before reclassifications	780	(91)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$500	$(545)

NOTE 13—NET INCOME (LOSS) PER SHARE

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
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for each of the six month periods ended June 30, 2019 and 2018, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$2,730	$2,564	$(41)	$(8,116)
Denominator:
Weighted average common shares outstanding—basic	41,384	40,796	41,312	40,751
Computation of diluted securities:
Dilutive effect of stock options	810	807	—	—
Dilutive effect of RSUs	148	87	—	—
Dilutive effect of ESPP purchase options	3	4	—	—
Weighted average common shares outstanding—diluted	42,345	41,694	41,312	40,751
Net income (loss) per share:
Basic net income (loss) per common share	$0.07	$0.06	$(0.00)	$(0.20)
Diluted net income (loss) per common share	$0.06	$0.06	$(0.00)	$(0.20)

The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of stock options	4,426	3,918	5,932	5,094
Weighted average number of RSUs	190	367	570	483
Weighted average ESPP purchase options	—	5	36	33
Total	4,616	4,290	6,538	5,610

NOTE 14—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income (loss) before income taxes:
Domestic	$3,760	$592	$5,580	$(9,221)
Foreign	(2,633)	2,007	(6,970)	1,175
Total income (loss) before income taxes	$1,127	$2,599	$(1,390)	$(8,046)

For the three months ended June 30, 2019 and 2018, the Company recorded an income tax benefit of $1.6 million and an income tax expense of less than $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded an income tax benefit of $1.3 million and an income tax expense of $0.1 million, respectively. The income tax benefit for the three and six months ended June 30, 2019 is primarily related to the MyoScience Acquisition and a $1.8 million reduction in the Company’s valuation allowance on its deferred tax assets due to the acquisition. The tax provisions recorded for the three and six months ended June 30, 2018 reflect current state income taxes. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018 or 2019. The utilization of the Company’s NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

NOTE 15—ACQUISITION–RELATED CHARGES AND PRODUCT DISCONTINUATION, NET

The Company recognized acquisition-related charges of $3.4 million and $4.6 million in the three and six months ended June 30, 2019, respectively, related to the Myoscience Acquisition. Of the total for the six months ended June 30, 2019, $4.0 million represented advisory costs, including legal, financial, accounting and tax services. The other $0.6 million represented separation costs, asset write-downs and other restructuring charges. The Company did not incur any acquisition-related charges in 2018. See Note 4, MyoScience Acquisition, for more information.

In addition to the acquisition-related charges, the Company recorded costs for product discontinuation related to its DepoCyt(e) discontinuation activities of less than $0.1 million in both the three and six months ended June 30, 2019. Product discontinuation charges were $0.2 million and $0.3 million in the three and six months ended June 30, 2018, respectively.

MyoScience Restructuring Activities

In conjunction with the MyoScience Acquisition, the Company initiated a restructuring through a headcount reduction in the sales and administrative functions. In addition, the Company terminated a number of existing distributor agreements that were maintained by MyoScience. These eliminations resulted in the write-off of demonstration equipment held by former employees and distributors.

DepoCyt(e) Discontinuation

In June 2017, the Company’s board of directors approved the discontinuation of all future production of DepoCyt® (U.S. and Canada) and DepoCyte® (European Union) due to persistent technical issues specific to the DepoCyt(e) manufacturing process. As of June 30, 2017, the Company had ceased all production of DepoCyt(e). Cash payments related to the DepoCyt(e) manufacturing facility are expected to continue through the end of its lease term in August 2020.

In April 2018, the Company received formal notice of the termination of a Supply Agreement and a Distribution Agreement (and all related agreements as subsequently amended) from Mundipharma International Corporation Limited and Mundipharma Medical Company, respectively. The Company may be required to make additional payments or incur additional costs relating to the DepoCyt(e) discontinuation that could be material to the Company’s results of operations and/or cash flows in a given period.

Summary of Restructuring Activities and DepoCyt(e) Discontinuation Costs

At January 1, 2019, there was a balance sheet reclassification from the lease cost reserves related to the DepoCyt(e) discontinuation to lease liabilities in the amount of $1.5 million, recognized as part of the transition to the ASU 2016-02. See Note 2, Summary of Significant Accounting Policies, for more information. The Company’s restructuring and DepoCyt(e) discontinuation costs as of June 30, 2019 are summarized below (in thousands):

	Acquisition-Related Separation Costs	Acquisition-Related Asset Write-Downs	DepoCyt(e) Lease Costs	Asset Retirement Obligations, Other Restructuring and Discontinuation Costs	Total
Balance at December 31, 2018	$—	$—	$1,970	$282	$2,252
Charges incurred	390	193	—	56	639
Cash payments made	(144)	—	—	(156)	(300)
Other, including non-cash activity	—	(193)	—	—	(193)
Reclassifications	—	—	(1,970)	455	(1,515)
Balance at June 30, 2019	$246	$—	$—	$637	$883

NOTE 16—COMMITMENTS AND CONTINGENCIES

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; our ability to realize the anticipated benefits and synergies from the acquisition of MyoScience, Inc., or MyoScience; the ability to successfully integrate iovera°® and MyoScience into the Company’s existing business; the commercial success of iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and our ability to successfully construct an additional EXPAREL manufacturing suite in Swindon, England. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
Pacira is a leading provider of non-opioid pain management options to advance and improve outcomes for health care practitioners and their patients. Our long-acting, local analgesic EXPAREL was commercially launched in April 2012. EXPAREL utilizes DepoFoam, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than five million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves, which we sell directly to end users.

We expect to continue to incur significant expenses as we pursue the expanded use of EXPAREL and iovera° in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL, iovera° and other product candidates; invest in sales and marketing resources for EXPAREL and iovera°; expand and enhance our manufacturing capacity for EXPAREL and iovera°; invest in products, businesses and technologies and support legal matters.

MyoScience Acquisition

On April 9, 2019, we acquired MyoScience (the “MyoScience Acquisition”), a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), under which MyoScience became our wholly-owned subsidiary and was renamed Pacira CryoTech, Inc., or CryoTech. The acquisition added iovera° to our commercial offering. The iovera° system is a novel, FDA-approved, non-opioid treatment that has been shown to immediately alleviate pain for up to 90 days by applying intense cold to targeted nerves in a process called cryoanalgesia.

The consideration included an initial cash payment of $120.0 million, subject to adjustment based on customary post-closing purchase price adjustments and indemnification obligations. The Merger Agreement also provides for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of our common stock if achieved in 2020. After the closing of the acquisition, we changed our corporate name to Pacira BioSciences, Inc. to better reflect our vision of becoming a global leader in non-opioid pain management and regenerative medicine. Our Company’s California operating subsidiary retained the name Pacira Pharmaceuticals, Inc. and our common stock continues to trade on the Nasdaq Global Select Market under the symbol “PCRX.”

EXPAREL
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

In January 2019, we reported positive topline results from a Phase 4 study of EXPAREL in patients undergoing Cesarean section, or C-section. The study compared an EXPAREL transversus abdominis plane, or TAP, block to a bupivacaine TAP block and achieved its primary endpoint with a statistically significant reduction in total postsurgical opioid consumption through 72 hours (p<0.05). EXPAREL also achieved statistical significance for reduction in pain intensity scores through 72 hours (p<0.05). The study also achieved statistical significance (p<0.05) for relevant additional endpoints, including: (i) reduced total opioid consumption at one and two weeks following C-section and (ii) an increased percentage of opioid-spared patients, a composite endpoint, which was defined as patients who took no more than one oxycodone 10mg tablet (or equivalent) and graded their bother or stress from the following opioid-related adverse events as “not at all”: vomiting, itching, sweating, freezing or dizziness. These data were presented at the Annual Meeting of the Society for Obstetric Anesthesia and Perinatology in May 2019. The full study results will be submitted for publication in the peer-reviewed medical literature.

Patient enrollment is underway in a second C-section study (known as “CHOICE”). This multicenter, randomized, active controlled study is evaluating the efficacy and safety of EXPAREL when administered via infiltration into the TAP versus the standard of care in patients undergoing elective C-section. The study’s primary objective is to compare total opioid consumption through 72 hours. The study is designed to evaluate a completely opioid-free arm with EXPAREL, including opioid-free spinal anesthesia.

We are also activating sites for a Phase 4 study in spine surgeries (known as “FUSION”) and a Phase 4 study in hip fracture procedures (known as “RESTORE”).

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

We have completed our first pharmacokinetic and safety study in children aged 12 to 17 undergoing corrective spine surgery. We are currently enrolling patients in a multicenter study (known as “PLAY”) to evaluate the pharmacokinetics and safety of EXPAREL for postsurgical analgesia via infiltration in pediatric patients aged 6 to less than 17 years undergoing various types of surgeries. We are also in discussions with the FDA to define a safe dose for the administration of EXPAREL as a brachial plexus nerve block in the pediatric setting.

Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. We have prioritized Europe, Canada and China. In the E.U., we have secured a positive opinion for our Pediatric Investigation Plan (PIP) and in June 2019 our Marketing Authorization Application, or MAA, was validated by the European Medicines Agency (EMA). In Canada, which is a concentrated market driven by four provinces, we are planning a New Drug Submission in the second half of 2019. We do not intend to pursue a commercial partnership to commercialize EXPAREL in Europe or Canada. In China, we have an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL. We have received feedback from the National Medical Products Administration, or NMPA, regarding the regulatory requirements for securing approval of EXPAREL. We believe we have the necessary clarity from the NMPA, and we are in the process of finalizing our regulatory path forward.

iovera°
iovera° and EXPAREL for Non-Opioid Pain Management

We view iovera° as being highly complementary to EXPAREL as a non-opioid therapy that delivers cryoanalgesia via a handheld device to alleviate pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery. Initially, we will focus on two broad patient care opportunities.

Our first priority is iovera° and EXPAREL for opioid-sparing pain management for the total knee arthroplasty, or TKA, patient, with iovera° being administered before surgery and EXPAREL administered during surgery. As many as 30 percent of presurgical patients with end-stage knee osteoarthritis use prescription opioids. With iovera°, our goal is to provide patients with several months of non-opioid pain control to allow them to prepare for surgery with an appropriate regimen. We also believe that EXPAREL for surgical pain control and EXPAREL plus iovera° for postsurgical pain control will support rapid functional recovery and a return to daily activities, including normal sleep.

The second target market is iovera° for osteoarthritis patients who have failed conservative treatments, such as non-steroidal anti-inflammatory drugs or viscosupplementation, and are seeking drug-free, opioid-free, surgery-free pain management for several months. We are targeting patients who are seeking an active lifestyle such as golfing, playing tennis or hiking, as well as patients who desire to delay surgery for personal reasons.

Osteoarthritis of the Knee

Our near-term therapeutic focus for iovera° will be osteoarthritis of the knee, where there is already a growing body of clinical data demonstrating success with the iovera° treatment. There are 14 million individuals in the U.S. who have symptomatic knee osteoarthritis, and nearly 2 million are under the age of 45. Surgical intervention is typically a last resort for patients suffering from osteoarthritis of the knee. In one study, the majority of the patients suffering from osteoarthritis of the knee experienced pain and system relief beyond 150 days after being treated with iovera°.

Preliminary findings demonstrated reductions in opioids, including:

•
The daily morphine equivalent was significantly lower at 72 hours (p<0.05), 6 weeks (p<0.05) and 12 weeks (p<0.05), with an overall 35 percent reduction in daily morphine equivalents across the 12-week postoperative period in the iovera° treatment group.

•
Patients who were administered iovera° were far less likely to take opioids six weeks after surgery. The number of patients taking opioids six weeks after TKA in the control group was three times the number of patients taking opioids in the cryoanalgesia group (14% vs. 44%, p<0.01).

•	Patients in the iovera° group demonstrated a statistically significant reduction in pain scores from the baseline at 72 hours (p<0.05) and at 12 weeks (p<0.05).

We believe these data validate iovera° as a clinically meaningful non-opioid alternative for patients undergoing TKA, and that iovera° offers the opportunity to provide patients with non-opioid pain control well in advance of any necessary surgical intervention through a number of key product attributes:

•	iovera° is safe and effective with immediate pain relief that can last for several months as the nerve regenerates over time;

•	iovera° is repeatable;

•	The technology does not risk damage to the surrounding tissue;

•	It is a convenient handheld device with a single-use procedure-specific smart tip;

•	iovera° can be delivered precisely using ultrasound guidance or an anatomical landmark.

We believe the combination of iovera° and EXPAREL will become the preferred procedural solution that will empower patients and their healthcare providers to take control of the patients’ osteoarthritis journey, while minimizing the need for opioids. We plan to invest in clinical initiatives to demonstrate the value proposition of iovera°. Our initial focus will be iovera° and EXPAREL as a multimodal solution for TKA and anterior cruciate ligament (ACL) repair surgeries.

Product Pipeline

Given the proven safety, flexibility and customizability of our DepoFoam platform for acute, sub-acute and chronic pain applications, we have several DepoFoam-based products in preclinical development. Following data readouts from animal and other feasibility studies for these candidates, we have prioritized two programs for clinical development: (i) the intrathecal delivery of a DepoFoam-based levobupivacaine for acute and chronic pain and (ii) DepoDexmedetomidine, a sedative-analgesic for end-of-life pain and painful conditions in the elderly.

In April 2019, we added iovera° to our commercial offering through the acquisition of MyoScience, and we are looking to continue to develop products that broaden the scope of its applications and improve functionality for current and future end users. This will be accomplished through enhancements across the product line, which is comprised of single-use disposable units as well as non-disposable handheld devices.

In parallel, our business development team continues to pursue innovative acquisition targets that align with our strategy and are complementary to EXPAREL and iovera° by thoughtfully pursuing additional opportunities that are of great interest to the surgical and anesthesia audiences we are already calling on today. Our goal is to build a portfolio of customer-focused non-opioid and regenerative health solutions to improve patients’ journeys along the neural pain pathway.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for use in animals in the U.S., and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Net product sales:
EXPAREL	$98,868	$80,430	23%	$189,482	$154,464	23%
Bupivacaine liposome injectable suspension	921	287	100% +	1,213	540	100% +
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	99,789	80,717	24%	190,695	155,004	23%
iovera°	2,035	—	N/A	2,035	—	N/A
Total net product sales	101,824	80,717	26%	192,730	155,004	24%
Collaborative licensing and milestone revenue	—	3,000	(100)%	—	3,000	(100)%
Royalty revenue	780	390	100%	1,187	710	67%
Total revenues	$102,604	$84,107	22%	$193,917	$158,714	22%

EXPAREL revenue grew 23% in each of the three and six months ended June 30, 2019 compared to the same periods in 2018, primarily due to an increase in net product sales of EXPAREL units of 27% and 28%, respectively, partially offset by the sales mix of EXPAREL product sizes. The demand for EXPAREL has continued to increase as a result of a number of key growth initiatives, such as the expansion of the EXPAREL label in April 2018 to include brachial plexus nerve block, the success of our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, and the continued implementation of EXPAREL-based ERAS protocols across a wide range of surgical procedures, all of which are driving growth in new and existing accounts due to the continued adoption of EXPAREL as a critical component of multimodal pain management strategies for soft tissue and orthopedic procedures. There was also an increase in sales of our bupivacaine liposome injectable suspension to Aratana for use in animals.

As part of the MyoScience Acquisition, we acquired iovera°. The net product sales of $2.0 million for the three and six months ended June 30, 2019 are attributable to the post-closing period of April 10, 2019 to June 30, 2019. Thus far, we have seen the greatest iovera° demand as pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee.

The collaborative licensing and milestone revenue recorded in the three and six months ended June 30, 2018 relates to a $3.0 million upfront payment earned under a license agreement with Nuance for the development and commercialization of EXPAREL in China. There was no collaborative licensing and milestone revenue through the first six months of 2019.

Royalty revenue reflects the royalties earned on sales to Aratana. Royalty revenue increased 100% and 67% in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 as a result of increased sales to Aratana.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the six months ended June 30, 2019 and 2018 (in thousands):

June 30, 2019	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2018	$344	$779	$1,167	$1,010	$3,300
Provision	363	3,905	2,989	4,645	11,902
Payments / Adjustments	(191)	(3,877)	(3,177)	(4,274)	(11,519)
Balance at June 30, 2019	$516	$807	$979	$1,381	$3,683

June 30, 2018	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2017	$821	$657	$839	$696	$3,013
Provision	326	3,180	2,439	2,899	8,844
Payments / Adjustments	(427)	(3,171)	(2,428)	(2,807)	(8,833)
Balance at June 30, 2018	$720	$666	$850	$788	$3,024
Total reductions to gross product sales from sales-related allowances and accruals were $11.9 million and $8.8 million, or 5.8% and 5.4% of gross product sales, for the six months ended June 30, 2019 and 2018, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in discounting driven by higher volume from customers with discount contracts.
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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Cost of goods sold	$25,201	$20,916	20%	$52,505	$43,801	20%
Gross margin	75%	75%		73%	72%

Gross margin was flat for the three months ended June 30, 2019 versus the same period in 2018 and improved 1 percentage point in the six months ended June 30, 2019 versus 2018. In both the three and six month periods, gross margin increased by 1 percentage point as a result of having completed our capacity expansion project for the commercial production of EXPAREL at our custom manufacturing suite in Swindon, England (under our partnership with Thermo Fisher Scientific Pharma Services, or Thermo Fisher). Offsetting this increase in the three months ended June 30, 2019 versus 2018 was a 1 percentage point decrease as the result of lower gross margin from iovera°.

Research and Development Expenses

Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including Phase 4 trials that we are conducting to generate new data for EXPAREL and iovera° and stock-based compensation expense. Clinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, materials and supplies, database management and other third-party fees. Product development and other research and development expenses include development costs for our products and medical information expenses, which include personnel, equipment, materials and contractor costs for process development and product candidates, toxicology studies, development costs related to significant scale-ups of our manufacturing capacity, facility costs for our research space and regulatory activities related to unapproved products and indications. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Clinical development	$6,352	$3,778	68%	$10,892	$8,963	22%
Product development and other	10,218	7,510	36%	18,843	16,006	18%
Stock-based compensation	1,257	951	32%	2,475	1,648	50%
Total research and development expense	$17,827	$12,239	46%	$32,210	$26,617	21%
% of total revenues	17%	15%		17%	17%

Total research and development expense increased 46% and 21% in the three and six months ended June 30, 2019 versus the same periods in 2018, respectively.

The increases of 68% and 22% in clinical development expense in both the three and six months ended June 30, 2019 versus 2018, respectively, are primarily related to ongoing enrollment in our Phase 3 Pediatric (“PLAY”) and Phase 4 Opioid Free C-Section (“CHOICE”) clinical trials, as well as startup activities related to our Phase 4 Spine (“FUSION”) and Hip Fracture (“RESTORE”) clinical trials. In the three month period ended June 30, 2019 versus 2018, there were also increases in costs related to investigator-initiated studies and clinical drug supply costs in support of our ongoing trials.

Product development and other expense increased by 36% and 18% in the three and six months ended June 30, 2019 versus the same respective periods in 2018, primarily due to development costs related to a significant scale-up of our manufacturing capacity for EXPAREL in an additional suite in Swindon, England in partnership with Thermo Fisher, additional subarachnoid toxicology studies, increased spend on EXPAREL support for in vitro release testing and our MAA filing in Europe.

Stock-based compensation increased by 32% and 50% in the three and six months ended June 30, 2019 versus the same respective periods in 2018, primarily due to an increase in personnel as well as the number of equity awards granted in both the first half of 2019 and the second half of 2018.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to our marketing partners for the promotion and sale of EXPAREL and iovera°, expenses related to communicating the health outcome benefits of EXPAREL and iovera° and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Sales and marketing	$32,312	$27,118	19%	$63,869	$52,240	22%
General and administrative	11,444	12,081	(5)%	22,067	24,667	(11)%
Stock-based compensation	5,370	5,050	6%	10,495	11,532	(9)%
Total selling, general and administrative expense	$49,126	$44,249	11%	$96,431	$88,439	9%
% of total revenues	48%	53%		50%	56%

Total selling, general and administrative expenses increased 11% and 9% in the three and six months ended June 30, 2019 versus 2018, respectively.

Sales and marketing expenses increased 19% and 22% in the three and six months ended June 30, 2019 versus the same respective periods in 2018. The increases were driven by additional selling and promotional activities to support the growth of

EXPAREL, including growing a team in the field consisting of account managers focused on the outpatient market, initiatives and commissions related to our co-promotion agreement with DePuy Synthes and additional marketing spend for the launch of ambulatory and dental reimbursement codes, which became effective on January 1, 2019. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we began investing in marketing initiatives and customer outreach for iovera° as a result of the MyoScience Acquisition.

General and administrative expenses decreased 5% and 11% in the three and six months ended June 30, 2019 versus the same periods in 2018, respectively, primarily due to a decrease in legal, business development, and information technology expenditures. The decreases in both periods were partially offset by additional administrative support related to Pacira CryoTech.

Stock-based compensation increased 6% in the three months ended June 30, 2019 versus the same period in 2018, primarily due to an increase in personnel and the number of equity grants awarded. In the six months ended June 30, 2019 versus 2018, stock-based compensation decreased 9%, primarily attributable to accelerated expense that occurred in the first quarter of 2018.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Amortization of acquired intangible assets	$1,770	$—	N/A	$1,770	$—	N/A
As part of the MyoScience Acquisition we acquired intangible assets consisting of developed technology and customer relationships, with estimated useful lives of 14 and 10 years, respectively. Beginning in the second quarter of 2019, these are being amortized on a straight-line basis. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related Charges and Product Discontinuation Expenses

The following table provides a summary of the costs related to the MyoScience Acquisition and our DepoCyt(e) discontinuation activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Acquisition-related charges	$3,357	$—	N/A	$4,570	$—	N/A
Product discontinuation	48	162	(70)%	77	252	(69)%
Total acquisition-related charges and product discontinuation, net	$3,405	$162	100% +	$4,647	$252	100% +

For the acquisition of MyoScience, we recognized charges of $3.4 million and $4.6 million in the three and six months ended June 30, 2019, respectively. Of the total for the six months ended June 30, 2019, $4.0 million represented advisory costs, including legal, financial, accounting and tax services. The additional $0.6 million represented separation costs and asset write-downs. We did not incur any acquisition-related charges in 2018.
In the three months ended June 30, 2019 and 2018, we recorded charges of less than $0.1 million and $0.2 million, respectively, related to the discontinuation of our DepoCyt(e) manufacturing activities for asset retirement obligations and other contract and exit costs. We recorded charges of $0.1 million and $0.3 million for these same activities during the six months ended June 30, 2019 and 2018, respectively.

Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Interest income	$1,817	$1,533	19%	$3,973	$2,906	37%
Interest expense	(5,878)	(5,397)	9%	(11,691)	(10,553)	11%
Other, net	(87)	(78)	12%	(26)	(4)	(100%) +
Total other expense, net	$(4,148)	$(3,942)	5%	$(7,744)	$(7,651)	1%
Total other expense, net increased 5% and 1% in the three and six months ended June 30, 2019 versus 2018, respectively, primarily due to an increase in interest expense related to the amortization of the discount on our 2.375% convertible senior notes due 2022, or 2022 Notes, and the absence of capitalized interest related to the completion of our first manufacturing suite in Swindon, England in 2018. The increased interest expense was partially offset by an increase in interest income due to higher overall returns on our investments.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Income tax (benefit) expense	$(1,603)	$35	N/A	$(1,349)	$70	N/A
Effective tax rate	(142)%	1%		97%	(1)%

For the three months ended June 30, 2019 and 2018, we recorded an income tax benefit of $1.6 million and an income tax expense of less than $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, we recorded an income tax benefit of $1.3 million and an income tax expense of $0.1 million, respectively. The income tax benefit for the three and six months ended June 30, 2019 is primarily related to the MyoScience Acquisition and a $1.8 million reduction in our valuation allowance on our deferred tax assets due to the acquisition which was partially offset by an increase in state income taxes. The tax provisions recorded for the three and six months ended June 30, 2018 reflect current state income taxes. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018 or 2019. The utilization of our NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under prior debt facilities and collaborative licensing and milestone revenue. As of June 30, 2019, we had an accumulated deficit of $388.4 million, cash and cash equivalents, short-term and long-term investments of $317.6 million and working capital of $311.6 million. On April 9, 2019, we acquired MyoScience for $120.0 million in cash and contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of our common stock if achieved in 2020. Refer to Note 4, MyoScience Acquisition, to our condensed consolidated financial statements for more information.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statement of Cash Flows Data:	2019	2018
Net cash provided by (used in):
Operating activities	$26,262	$11,021
Investing activities	(103,318)	49,280
Financing activities	4,267	2,444
Net increase (decrease) in cash and cash equivalents	$(72,789)	$62,745

Operating Activities

During the six months ended June 30, 2019, net cash provided by operating activities was $26.3 million compared to net cash provided by operating activities of $11.0 million during the six months ended June 30, 2018. The increase of $15.3 million was primarily attributable to a 23% increase in net product sales of EXPAREL. This increase was partially offset by increased sales commissions related to our co-promotion agreement with DePuy Synthes, costs to grow our sales and marketing teams focused on the outpatient market and the launch of ambulatory and dental reimbursement codes for EXPAREL (which became effective on January 1, 2019), costs related to the MyoScience Acquisition and subsequent investment in marketing initiatives to grow the reach of iovera°.

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $103.3 million, which reflected cash used to fund the MyoScience Acquisition of $118.7 million (net of $1.3 million of cash acquired), purchases of fixed assets of $4.1 million, and an additional $1.6 million investment in TELA Bio Inc., partially offset by $21.1 million of short-term investment maturities (net of purchases). Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher, and facility upgrades at our Science Center Campus in San Diego, California.

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

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $4.3 million, which consisted of proceeds from the exercise of stock options of $3.6 million and $1.3 million from the issuance of shares through our ESPP, partially offset by $0.6 million of payments made to retire our 3.25% convertible senior notes due 2019.

During the six months ended June 30, 2018, our net cash provided by financing activities was $2.4 million, which consisted of proceeds from the exercise of stock options of $1.5 million and $1.0 million from the issuance of shares through our ESPP.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At June 30, 2019, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at June 30, 2019 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes and our other indebtedness.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and to service our indebtedness through at least August 8, 2020. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

•	our ability to successfully continue to expand the commercialization of EXPAREL, including outside of the U.S.;

•	the costs of successfully integrating MyoScience (now known as Pacira CryoTech) into our existing business and expanding the commercialization of iovera°;

•
the cost and timing of additional expansion of our manufacturing facilities for EXPAREL and other product candidates, including the construction of an additional manufacturing suite at Thermo Fisher’s facility in Swindon, England;

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
Off-Balance Sheet Arrangements
Other than two lease agreements for which there are future obligations but the leases have not yet commenced, we do not have any material off-balance sheet arrangements as of June 30, 2019, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Valuation of Acquired Intangible Assets and Goodwill
We recognize acquired intangible assets and goodwill as part of an acquisition accounted for as a business combination. Intangible assets acquired are identified and then recognized based on their fair values as of the acquisition date. Discounted cash flow models have been used to measure their fair values, which require the use of significant estimates and assumptions including but not limited to:

•	projecting regulatory approvals and specified levels of Medicare reimbursements;

•	estimating future cash flows from product sales and the costs to manufacture those products; and

•	estimating the discount rates.
Goodwill represents the excess of consideration transferred over the fair value of the net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but is subject to impairment testing. We test our goodwill for impairment at least annually or when a triggering event occurs that may indicate a potential impairment by assessing qualitative factors or performing quantitative analysis in determining whether it is more likely than not that the fair value of net assets are below their carrying amounts.
Valuation of Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Subsequently, we re-value the contingent consideration and record any increases or decreases as an adjustment to income (loss) from operations in the condensed consolidated statements of operations. Changes to contingent consideration can result from increases or decreases in estimated sales, costs of goods sold, adjustments to the discount rates, updates in the assumed achievement or timing of milestones or changes in the assumed probability associated with either regulatory approvals or specific levels of Medicare reimbursements. The assumptions in determining the value of contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on income (loss) from operations in a given period.
Contractual Obligations
Except as discussed in Note 7, Leases, there are no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018.

As discussed above with the MyoScience Acquisition, under the definitive agreement and plan of merger, MyoScience security holders will be eligible to receive up to an additional $100.0 million in contingent payments upon the achievement of certain regulatory and commercial milestones. Refer to Note 8, Goodwill and Intangible Assets, for more information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2019 by approximately $1.3 million.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2019, the estimated fair value of the 2022 Notes was $1,027 per $1,000 principal amount. See Note 9, Debt, for further discussion of the 2022 Notes. At June 30, 2019, all $345.0 million of principal remains outstanding on the 2022 Notes.

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

On April 9, 2019, we acquired MyoScience (now CryoTech). As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of CryoTech. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. CryoTech accounted for 19% of our total assets and 1% of our total revenue as of and for the six months ended June 30, 2019.
Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
As a result of the acquisition of MyoScience (now CryoTech), we have commenced a project to evaluate the processes and procedures of CryoTech’s internal control over financial reporting and incorporate CryoTech’s internal control over financial reporting into our internal control over financial reporting framework. In addition, as a result of the MyoScience Acquisition, we have implemented new processes and controls over accounting for an acquisition, including determining the fair value of the assets acquired and liabilities assumed. Except for the activities described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Amended and Restated 2011 Stock Incentive Plan. †

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

*                                     Filed herewith.

**                              Furnished herewith.

†    Denotes management contract or compensatory plan or arrangement.

#
Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Company hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

+	Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on March 5, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	August 8, 2019	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	August 8, 2019	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)