Form 10-Q
period 2019-09-30
Pacira BioSciences, Inc.
filed 2019-11-08
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 3, 2019, 41,730,807 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

ASSETS	September 30, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$85,139	$132,526
Short-term investments	180,505	250,928
Accounts receivable, net	42,573	38,000
Inventories, net	60,238	48,569
Prepaid expenses and other current assets	10,392	7,946
Total current assets	378,847	477,969
Long-term investments	70,577	25,871
Fixed assets, net	104,856	108,670
Right-of-use assets, net	35,756	—
Goodwill	99,547	62,040
Intangible assets, net	106,354	—
Equity investment and other assets	11,552	14,803
Total assets	$807,489	$689,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,064	$14,368
Accrued expenses	61,002	45,865
Lease liabilities	5,043	—
Convertible senior notes	—	338
Contingent consideration	13,591	—
Income taxes payable	138	90
Total current liabilities	95,838	60,661
Convertible senior notes	302,081	290,592
Lease liabilities	38,882	—
Contingent consideration	22,206	—
Other liabilities	2,320	16,874
Total liabilities	461,327	368,127
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 41,700,320 shares issued and outstanding at September 30, 2019; 41,222,799 shares issued and outstanding at December 31, 2018	42	41
Additional paid-in capital	740,183	709,691
Accumulated deficit	(394,510)	(388,226)
Accumulated other comprehensive income (loss)	447	(280)
Total stockholders’ equity	346,162	321,226
Total liabilities and stockholders’ equity	$807,489	$689,353

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Net product sales	$104,350	$82,708	$297,080	$237,713
Collaborative licensing and milestone revenue	—	—	—	3,000
Royalty revenue	335	740	1,522	1,450
Total revenues	104,685	83,448	298,602	242,163
Operating expenses:
Cost of goods sold	22,304	19,065	74,809	62,866
Research and development	20,255	14,897	52,466	41,514
Selling, general and administrative	50,128	44,179	146,559	132,619
Amortization of acquired intangible assets	1,967	—	3,736	—
Acquisition-related charges and product discontinuation, net	7,618	1,259	12,266	1,511
Total operating expenses	102,272	79,400	289,836	238,510
Income from operations	2,413	4,048	8,766	3,653
Other (expense) income:
Interest income	1,736	1,586	5,709	4,493
Interest expense	(5,940)	(5,642)	(17,631)	(16,195)
Other, net	(4,025)	(694)	(4,051)	(699)
Total other expense, net	(8,229)	(4,750)	(15,973)	(12,401)
Loss before income taxes	(5,816)	(702)	(7,207)	(8,748)
Income tax (expense) benefit	(271)	62	1,079	(8)
Net loss	$(6,087)	$(640)	$(6,128)	$(8,756)

Net loss per share:
Basic and diluted net loss per common share	$(0.15)	$(0.02)	$(0.15)	$(0.21)
Weighted average common shares outstanding:
Basic and diluted	41,645	40,995	41,423	40,833

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(6,087)	$(640)	$(6,128)	$(8,756)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(53)	304	727	213
Total other comprehensive income (loss)	(53)	304	727	213
Comprehensive loss	$(6,140)	$(336)	$(5,401)	$(8,543)

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at June 30, 2019	41,606	$42	$729,531	$(388,423)	$500	$341,650
Exercise of stock options	92	—	1,408	—	—	1,408
Vested restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	9,244	—	—	9,244
Net unrealized loss on investments	—	—	—	—	(53)	(53)
Net loss	—	—	—	(6,087)	—	(6,087)
Balance at September 30, 2019	41,700	$42	$740,183	$(394,510)	$447	$346,162

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at June 30, 2018	40,955	$41	$686,888	$(395,871)	$(545)	$290,513
Exercise of stock options	104	—	2,981	—	—	2,981
Vested restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	8,108	—	—	8,108
Net unrealized gain on investments	—	—	—	—	304	304
Net loss	—	—	—	(640)	—	(640)
Balance at September 30, 2018	41,061	$41	$697,977	$(396,511)	$(241)	$301,266

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (In thousands) (Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2018	41,223	$41	$709,691	$(388,226)	$(280)	$321,226
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-02 (Note 2)	—	—	—	(156)	—	(156)
Exercise of stock options	251	1	4,994	—	—	4,995
Vested restricted stock units	190	—	—	—	—	—
Shares issued under employee stock purchase plan	36	—	1,270	—	—	1,270
Stock-based compensation	—	—	24,461	—	—	24,461
Retirement of equity component of 2019 convertible senior notes	—	—	(233)	—	—	(233)
Net unrealized gain on investments	—	—	—	—	727	727
Net loss	—	—	—	(6,128)	—	(6,128)
Balance at September 30, 2019	41,700	$42	$740,183	$(394,510)	$447	$346,162

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2017	40,669	$41	$669,032	$(389,136)	$(454)	$279,483
Cumulative effect adjustment of the adoption of Accounting Standards Update 2014-09	—	—	—	1,361	—	1,361
Cumulative effect adjustment of the adoption of Accounting Standards Update 2018-07	—	—	(20)	20	—	—
Exercise of stock options	207	—	4,474	—	—	4,474
Vested restricted stock units	150	—	—	—	—	—
Shares issued under employee stock purchase plan	35	—	952	—	—	952
Stock-based compensation	—	—	23,539	—	—	23,539
Net unrealized gain on investments	—	—	—	—	213	213
Net loss	—	—	—	(8,756)	—	(8,756)
Balance at September 30, 2018	41,061	$41	$697,977	$(396,511)	$(241)	$301,266

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(6,128)	$(8,756)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	14,486	9,114
Amortization of unfavorable lease obligation and debt issuance costs	1,273	1,186
Amortization of debt discount	10,216	9,512
Loss on disposal and impairment of fixed assets	998	10
Stock-based compensation	24,461	23,539
Changes in contingent consideration (after MyoScience, Inc. acquisition)	7,327	—
Loss on investment and other non-operating income, net	3,957	854
Changes in operating assets and liabilities (net of MyoScience, Inc. acquisition):
Accounts receivable, net	(3,567)	(2,265)
Inventories, net	(9,967)	(3,473)
Prepaid expenses and other assets	(2,451)	(1,412)
Accounts payable	829	(1,400)
Accrued expenses and income taxes payable	4,004	(71)
Other liabilities	(822)	812
Net cash provided by operating activities	44,616	27,650
Investing activities:
Acquisition of MyoScience, Inc. (net of cash acquired)	(118,683)	—
Purchases of fixed assets	(5,662)	(12,271)
Purchases of investments	(220,091)	(182,750)
Sales of investments	248,365	345,602
Payment of contingent consideration	—	(6,842)
Equity Investment	(1,622)	—
Net cash (used in) provided by investing activities	(97,693)	143,739
Financing activities:
Proceeds from exercises of stock options	4,991	4,474
Proceeds from shares issued under employee stock purchase plan	1,270	952
Repayment of 2019 convertible senior notes	(338)	—
Conversion premium on 2019 convertible senior notes	(233)	—
Net cash provided by financing activities	5,690	5,426
Net (decrease) increase in cash and cash equivalents	(47,387)	176,815
Cash and cash equivalents, beginning of period	132,526	54,126
Cash and cash equivalents, end of period	$85,139	$230,941
Supplemental cash flow information:
Cash paid for interest	$4,102	$4,108
Cash paid for income taxes, net of refunds	$702	$146
Non-cash investing and financing activities:
Net increase in contingent consideration liabilities	$28,470	$—
Net increase (decrease) in accrued fixed assets	$1,663	$(130)

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

The condensed consolidated financial statements at September 30, 2019, and for the three and nine month periods ended September 30, 2019 and 2018, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2018 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

Concentration of Major Customers

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgery centers and physicians. The Company sells its bupivacaine liposome injectable suspension for use in animals to a third party licensee and sells iovera° directly to end users. The table below includes the percentage of revenue comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Largest wholesaler	34%	34%	34%	34%
Second largest wholesaler	29%	30%	29%	30%
Third largest wholesaler	27%	26%	26%	26%
Total	90%	90%	89%	90%

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
Recent Accounting Pronouncements Not Adopted as of September 30, 2019

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better form their credit loss estimates. This update also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This standard will become effective for the Company beginning January 1, 2020, with early adoption permitted. The Company does not expect there to be a significant impact from the adoption of ASU 2016-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The purpose of the update is to improve the effectiveness of the fair value measurement disclosures that allows for clear communication of information that is most important to the users of financial statements. There were certain required disclosures that have been removed or modified. In addition, the update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard will become effective for the Company beginning January 1, 2020. The Company does not expect there to be a significant impact from the adoption of ASU 2018-13 on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update provides guidance to determine which implementation costs to capitalize as they relate to the service contract and which costs to expense. In addition, the update further defines the term of the hosting arrangement to include the non-cancelable period of the arrangement plus periods covered by (i) an option to extend the arrangement if the customer is reasonably certain to exercise that option; (ii) an option to terminate the arrangement if the customer is reasonably certain not to exercise the termination option and (iii) an option to extend (or not to terminate) the arrangement in which exercise of the option is in the control of the vendor. Any expense related to the capitalized implementation costs should be recorded in the same financial statement line item in the consolidated statements of operations as the fees associated with the hosting element of the arrangement, and the payments for capitalized implementation costs should be classified in the same manner as payments made for fees associated with the hosting element in the consolidated statements of cash flows. This standard will become effective for the Company beginning January 1, 2020. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company expects to apply ASU 2018-15 on a prospective basis. The Company will apply this standard to future implementation costs incurred. The impact of ASU 2018-15 will be dependent upon future projects entered into by the Company subsequent to the date of adoption.
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides amendments to the recognition and measurement of certain financial assets and financial liabilities. One of those amendments requires that equity securities without readily determinable fair values accounted for under the measurement alternative be re-measured when an orderly transaction is identified for an identical or similar investment of the same issuer. This standard will become effective for the Company beginning January 1, 2020. The Company does not expect there to be a significant impact from the adoption of ASU 2019-04 on its consolidated financial statements.
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

Contingent Consideration

Subsequent to an acquisition, the Company measures contingent consideration arrangements at fair value for each period with changes in fair value recognized in the consolidated statements of operations as acquisition-related charges. Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated sales, costs of goods sold and regulatory approvals. In the absence of new information, changes in fair value reflect the passage of time towards achievement of the milestones, and are accrued based on an accretion schedule.

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

Segment Reporting

The Company is managed and operated as a single business focused on the discovery, development, manufacture, marketing, distribution and sale of non-opioid pain management options. The Company is managed by a single management team, and, consistent with its organizational structure, the Chief Executive Officer and Chairman manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one reportable operating segment to evaluate performance, allocate resources, set operational targets and forecast its future period financial results.

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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Product Sales	2019	2018	2019	2018
EXPAREL / bupivacaine liposome injectable suspension	$101,711	$82,708	$292,406	$237,713
iovera°	2,639	—	4,674	—
Total net product sales	$104,350	$82,708	$297,080	$237,713

NOTE 4—MYOSCIENCE ACQUISITION

On April 9, 2019, the Company acquired MyoScience (the “MyoScience Acquisition”), a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), under which MyoScience became a wholly-owned subsidiary of the Company and was renamed Pacira CryoTech, Inc., or CryoTech. The MyoScience Acquisition added iovera° to the Company’s commercial offering. The iovera° system is a novel, United States Food and Drug Administration, or FDA, approved, non-opioid treatment that immediately alleviates pain for up to 90 days by applying intense cold to only targeted nerves in a process called cryoanalgesia.

The consideration included an initial cash payment of $120.0 million, reduced by $1.0 million for post-closing purchase price adjustments and indemnification obligations incurred to date, and the fair value of contingent consideration in the amount of $28.5 million. The contingent consideration consists of contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of the Company’s common stock if achieved in 2020. Per the terms of the Merger Agreement, the Company’s obligation to make milestone payments is limited to those milestones achieved between January 1, 2019 and December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. In the third quarter of 2019, the Company met a regulatory milestone which was previously accrued and will result in a $7.0 million payment to be made in the fourth quarter of 2019. The Company also expects to meet another regulatory milestone which was previously accrued that would result in a $5.0 million payment to be made in 2020. For more information regarding contingent milestone payments subsequent to September 30, 2019, refer to Note 17, Subsequent Events.

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

The total consideration for the MyoScience Acquisition was $147.5 million, which consisted of the following (in thousands):

Purchase Price	Amount
Cash paid, adjusted for working capital items	$119,038
Fair value of contingent consideration	28,470
Total	$147,508

The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change the carrying value of goodwill. The Company is finalizing its valuation of the intangible assets and tax analyses, and anticipates finalizing the purchase price allocation as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. The following tables set forth the preliminary allocation of the MyoScience Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

Amounts Recognized at the Acquisition Date (Unaudited)
ASSETS ACQUIRED
Current assets	$5,275
Non-current assets (other than intangible assets)	1,044
Intangible assets (excluding goodwill)	110,090
Total assets acquired (excluding goodwill)	$116,409

LIABILITIES ASSUMED
Current liabilities	$4,436
Deferred tax liabilities, net	1,828
Other non-current liabilities	144
Total liabilities assumed	6,408
Total identifiable net assets acquired	110,001
Goodwill	37,507
Total consideration transferred	$147,508

CryoTech results from the acquisition date of April 10, 2019 through September 30, 2019, which are included in the condensed consolidated statements of operations, are as follows (in thousands):

Classification in Condensed Consolidated Statements of Operations	Acquisition Date Through September 30, 2019
Total revenues	$4,674
Net loss	$(5,555)

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three months ended September 30, 2018 and the nine months ended September 30, 2019 and 2018, as if the MyoScience Acquisition had occurred on January 1, 2018. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2018, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2019	2018
Total revenues	$84,916	$301,051	$245,721
Net loss	$(6,944)	$(10,633)	$(27,663)
Pro forma basic and diluted net loss per share	$(0.17)	$(0.26)	$(0.68)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and MyoScience. The summary pro forma financial information primarily reflects the following pro forma adjustments:

•
Removal of the acquisition-related transaction fees and costs, including certain stock-based compensation and other compensation expenses related to the acquisition, from the nine months ended September 30, 2019;

•	Removal of the income tax benefit resulting from the Company decreasing its existing valuation allowance on deferred tax assets from the nine months ended September 30, 2019;

•	Removal of MyoScience’s loss on extinguishment of debt and warrant expense in the nine months ended September 30, 2019;

•	Removal of MyoScience’s interest expense;

•	Adjustments to the Company’s interest income for the cash used to acquire MyoScience; and

•	The addition of amortization expense on the acquired developed technology and customer relationship intangible assets.

NOTE 5—INVENTORIES

The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$18,798	$19,193
Work-in-process	17,472	9,711
Finished goods	23,968	19,665
Total	$60,238	$48,569

The Company is required to perform stability testing on select lots of EXPAREL. In October 2019, a single validation lot of EXPAREL manufactured at the Company’s contract manufacturing site located in the United Kingdom did not meet its required stability specification. The Company has temporarily halted production on the line while it investigates the root cause of the failure. Inventory from this line totals approximately $10.5 million. Depending on the outcome of the investigation and discussions with the FDA, it may be determined that some or all of this inventory may be unsellable. At this stage, no determination of an amount is possible.

NOTE 6—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Machinery and equipment	$68,342	$67,431
Leasehold improvements	60,355	57,955
Computer equipment and software	8,381	8,131
Office furniture and equipment	1,625	1,548
Construction in progress	38,421	35,163
Total	177,124	170,228
Less: accumulated depreciation	(72,268)	(61,558)
Fixed assets, net	$104,856	$108,670

For the three months ended September 30, 2019 and 2018, depreciation expense was $3.6 million and $3.5 million, respectively, and for the three months ended both September 30, 2019 and 2018, there was less than $0.1 million of capitalized interest on the construction of manufacturing sites.

For the nine months ended September 30, 2019 and 2018, depreciation expense was $10.7 million and $9.1 million, respectively. For the nine months ended September 30, 2019 there was less than $0.1 million of capitalized interest on the construction of manufacturing sites, and for the nine months ended September 30, 2018, capitalized interest was $0.7 million.

At September 30, 2019 and December 31, 2018, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $65.1 million and $64.6 million, respectively.

During the nine months ended September 30, 2019, the Company recorded increases to its asset retirement obligations, or AROs, of $0.3 million due to a revision in estimated future cash flows related to the AROs (including those resulting from the MyoScience Acquisition). Accretion expense was $0.1 million and $0.2 million in the three and nine months ended September 30, 2019, respectively.

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
The Company’s facility in Fremont, California, is dedicated to the iovera° product line and consists of approximately 20,000 square feet of mixed use manufacturing, research and development and office space. For a description of the Company’s other material properties, refer to its Annual Report on Form 10-K for the year ended December 31, 2018.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Lease Costs	2019	2018	2019	2018
Fixed lease costs	$1,585	$2,659	4,544	5,750
Variable lease costs	403	495	1,233	1,305
Total	$1,988	$3,154	$5,777	$7,055

Supplemental cash flow information related to operating leases is as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for operating lease liabilities, net of lease incentive	$5,247
Right-of-use assets recorded in exchange for lease obligations	$38,419

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
The Company has measured its operating lease liabilities at an estimated discount rate in which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

September 30, 2019
Weighted average remaining lease term	9.66 years
Weighted average discount rate	7.62%

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2019 (remaining three months)	$2,039
2020	7,662
2021	5,359
2022	5,486
2023	5,616
2024 through 2030	37,208
Total lease payments	63,370

Less: imputed interest	(19,445)
Total operating lease liabilities	$43,925

The Company has entered into three lease agreements (not included in the table above) for which there are future obligations but the leases have not yet commenced as of September 30, 2019 (in thousands):

Year	Aggregate Minimum Payments Due
2019 (remaining three months)	$27
2020	2,607
2021	4,878
2022	4,937
2023	5,081
2024 through 2030	35,848
Total future lease payments	$53,378

As of December 31, 2018, aggregate annual minimum payments due under the Company’s lease obligations were as follows (in thousands):

Year	Aggregate Minimum Payments Due
2019	$8,140
2020	7,621
2021	5,295
2022	5,417
2023	5,543
2024 through 2030	14,329
Total	$46,345

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
There was no change in the carrying value of goodwill related to the Skyepharma Acquisition during the three and nine months ended September 30, 2019.

MyoScience Acquisition

In connection with the MyoScience Acquisition, the Company recorded goodwill totaling $37.5 million. The acquired goodwill is currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of this acquired goodwill. See Note 4, MyoScience Acquisition, for more information.

The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):

Carrying Value of Goodwill
Balance at December 31, 2018	$62,040
Goodwill arising from the MyoScience Acquisition	37,507
Balance at September 30, 2019	$99,547

Intangible Assets

MyoScience Acquisition

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):

September 30, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(3,732)	$106,268	14 Years
Customer relationships	90	(4)	86	10 Years
Total intangible assets	$110,090	$(3,736)	$106,354

There were no intangible assets, net, at December 31, 2018. Amortization expense on intangible assets for the three and nine months ended September 30, 2019 was $2.0 million and $3.7 million, respectively. There was no amortization expense on intangible assets for the three and nine months ended September 30, 2018.

For the remaining three months of 2019, amortization expense on intangible assets will be $2.0 million. Assuming no changes in the gross carrying amount of these intangible assets, the future amortization expense on intangible assets will be $7.9 million annually through 2032 and $2.2 million in 2033. These acquired intangible assets are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of these acquired intangible assets.
NOTE 9—DEBT

Convertible Senior Notes Due 2022

On March 13, 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1st and October 1st of each year. The 2022 Notes mature on April 1, 2022.

The total debt composition of the 2022 Notes is as follows (in thousands):

	September 30,	December 31,
	2019	2018
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(4,577)	(5,850)
Discount on debt	(38,342)	(48,558)
Total debt, net of debt discount and deferred financing costs	$302,081	$290,592

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2019, this condition for conversion was not met.

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

As of September 30, 2019, the 2022 Notes had a market price of $987 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are converted, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2019 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Convertible Senior Notes Due 2019

On February 1, 2019, the Company’s 3.25% convertible senior notes due 2019, or 2019 Notes, matured, and the Company paid the remaining $0.3 million of principal in full, plus a $0.2 million conversion premium in cash. The 2019 Notes accrued interest at a fixed rate of 3.25% per year and were payable semiannually in arrears on February 1st and August 1st of each year.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$2,048	$2,051	$6,146	$6,153
Amortization of debt issuance costs	429	411	1,273	1,219
Amortization of debt discount	3,467	3,228	10,216	9,512
Capitalized interest (Note 6)	(4)	(48)	(4)	(689)
Total	$5,940	$5,642	$17,631	$16,195

Effective interest rate on convertible senior notes	7.81%	7.81%	7.81%	7.81%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes at September 30, 2019 are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount and fair values of the Company’s convertible senior notes and acquisition-related contingent consideration are as follows (in thousands):

Financial Liabilities	Carrying Value	Fair Value Measurements Using
September 30, 2019		Level 1	Level 2	Level 3
2.375% convertible senior notes due 2022 (1)(2)	$302,081	$—	$340,472	$—
Acquisition-related contingent consideration (3)	$35,797	$—	$—	$35,797

(1) The closing price of the Company’s common stock was $38.07 per share at September 30, 2019 compared to a conversion price of $66.89 per share. Currently, the conversion price is above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.
(2) Reported at historical cost.
(3) Reported at fair value on a recurring basis.

Financial Liabilities Measured at Fair Value on a Recurring Basis

The Company has recognized contingent consideration in the amount of $35.8 million as of September 30, 2019. The contingent consideration was recognized as part of the MyoScience Acquisition in April 2019. Refer to Note 4, MyoScience Acquisition, for more information.

The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period until the related contingencies are resolved. For the three and nine months ended September 30, 2019, the Company recognized $7.3 million of fair value adjustments related to contingent consideration, which have been included in acquisition-related charges in the condensed consolidated statements of operations. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones; estimated forecasts of revenue and costs and the discount rate used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of September 30, 2019
Discount rates	5.29% to 5.64%
Probabilities of payment for regulatory milestones	0% to 100% (1)
Projected years of payment for regulatory milestones	2019 to 2023
Projected years of payment for commercial milestones	Up to 4.25 years
(1) One of the regulatory milestones was met during the three months ended September 30, 2019, requiring a payment in the amount of $7.0 million to be made in the fourth quarter of 2019.

The maximum remaining potential payments related to the contingent consideration from the MyoScience Acquisition are $80.0 million.

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Fair Value
Balance at December 31, 2018	$—
New financial liabilities entered into on date of MyoScience Acquisition (April 9, 2019)	28,470
Fair value adjustments and accretion	7,327
Balance at September 30, 2019	$35,797

Investments

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year. Net unrealized gains and losses from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At September 30, 2019, all of the Company’s short-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At September 30, 2019, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.

The following summarizes the Company’s investments at September 30, 2019 and December 31, 2018 (in thousands):

September 30, 2019 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$29,044	$60	$—	$29,104
Commercial paper	34,788	41	—	34,829
Corporate bonds	116,273	299	—	116,572
Subtotal	180,105	400	—	180,505
Long-term:
Asset-backed securities	16,518	23	(7)	16,534
Corporate bonds	54,012	48	(17)	54,043
Subtotal	70,530	71	(24)	70,577
Total	$250,635	$471	$(24)	$251,082

December 31, 2018 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$34,873	$—	$(33)	$34,840
Commercial paper	45,035	—	(30)	45,005
Corporate bonds	171,289	—	(206)	171,083
Subtotal	251,197	—	(269)	250,928
Long-term:
Asset-backed securities	9,383	5	—	9,388
Corporate bonds	16,499	—	(16)	16,483
Subtotal	25,882	5	(16)	25,871
Total	$277,079	$5	$(285)	$276,799

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

TELA Bio, Inc.

At December 31, 2018, the Company held a $14.1 million investment in convertible preferred B shares of TELA Bio, Inc., or TELA Bio, a privately-held surgical reconstruction company that markets its proprietary OviTexTM portfolio of products for ventral hernia repair and abdominal wall reconstruction. In June 2019, the Company made an additional cash investment of $1.6 million in TELA Bio’s convertible preferred B shares. In September 2019, the investment was deemed to be impaired when an offer was made to sell the Company’s shares in TELA Bio for an amount less than the Company’s carrying amount. The fair value of the investment was based on an initial public offering estimated price range less a discount for a lack of liquidity. The Company recognized an impairment charge of $5.4 million, which was recorded in other, net in its consolidated statements of operations for the three and nine months ended September 30, 2019. In the three and nine months ended September 30, 2018, the Company recorded a loss of $0.9 million on an unexercised purchase option in TELA Bio, which was recorded in other, net in its consolidated statements of operations.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of September 30, 2019, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 30% and 29%, respectively. At December 31, 2018, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 32% and 29%, respectively. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. Revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for doubtful accounts receivable are maintained based on historical payment patterns, aging of accounts receivable and the Company’s actual write-off history. As of September 30, 2019 and December 31, 2018, no allowances for doubtful accounts were deemed necessary by the Company on its accounts receivable.

NOTE 11—STOCK PLANS

Stock Incentive Plans

In June 2019, the Company’s stockholders approved the Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan. The 2011 Plan was amended to increase the number of shares of common stock authorized for issuance as equity awards under the plan by 3,000,000 shares.

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of goods sold	$1,243	$1,179	$3,490	$3,431
Research and development	1,297	1,122	3,772	2,770
Selling, general and administrative	6,704	5,807	17,199	17,338
Total	$9,244	$8,108	$24,461	$23,539

Stock-based compensation from:
Stock options (employee awards)	$6,257	$5,270	$16,509	$16,452
Stock options (consultant awards)	161	209	408	449
Restricted stock units (employee awards)	2,639	2,479	6,950	6,088
Employee stock purchase plan	187	150	594	550
Total	$9,244	$8,108	$24,461	$23,539

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2019:

Stock Options	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2018	5,722,818	$41.69
Granted	1,792,978	42.81
Exercised	(251,169)	19.88
Forfeited	(258,353)	41.51
Expired	(125,316)	59.20
Outstanding at September 30, 2019	6,880,958	42.46

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	577,964	$42.14
Granted	303,168	43.57
Vested	(190,586)	45.56
Forfeited	(49,611)	41.04
Unvested at September 30, 2019	640,935	41.88

The weighted average fair value of stock options granted during the nine months ended September 30, 2019 was $20.97 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Nine Months Ended September 30, 2019
Expected dividend yield	None
Risk-free interest rate	2.02%
Expected volatility	53.88%
Expected term of options	5.22 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2019, 35,766 shares were purchased and issued through the ESPP.

NOTE 12—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Nine Months Ended September 30,
Net unrealized gains (losses) from available for sale investments:	2019	2018
Balance at beginning of period	$(280)	$(454)
Other comprehensive income before reclassifications	727	213
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$447	$(241)

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
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for each of the three and nine month periods ended September 30, 2019 and 2018, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(6,087)	$(640)	$(6,128)	$(8,756)
Denominator:
Weighted average common shares outstanding—basic and diluted	41,645	40,995	41,423	40,833
Net loss per share:
Basic and diluted net loss per common share	$(0.15)	$(0.02)	$(0.15)	$(0.21)

The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of stock options	5,443	5,988	4,816	5,392
Weighted average number of RSUs	266	618	154	528
Weighted average ESPP purchase options	33	29	23	32
Total	5,742	6,635	4,993	5,952

NOTE 14—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income (loss) before income taxes:
Domestic	$(3,234)	$1,839	$2,345	$(7,382)
Foreign	(2,582)	(2,541)	(9,552)	(1,366)
Total loss before income taxes	$(5,816)	$(702)	$(7,207)	$(8,748)

For the three months ended September 30, 2019 and 2018, the Company recorded income tax expense of $0.3 million and an income tax benefit of $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded an income tax benefit of $1.1 million and an income tax expense of less than $0.1 million, respectively. The income tax benefit for the nine months ended September 30, 2019 is primarily related to the MyoScience Acquisition and a $1.8 million reduction in the Company’s valuation allowance on its deferred tax assets due to the MyoScience Acquisition, partially offset by current state income taxes. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018 or 2019. The utilization of the Company’s NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

NOTE 15—ACQUISITION–RELATED CHARGES AND PRODUCT DISCONTINUATION, NET

The Company recognized acquisition-related charges of $7.6 million and $12.1 million in the three and nine months ended September 30, 2019, respectively, related to the Myoscience Acquisition. The acquisition-related charges reflect increases in the fair value of contingent consideration in the amount of $7.3 million for both the three and nine month periods ended September 30, 2019. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration. In addition, $0.2 million and $4.1 million of acquisition-related charges, representing advisory costs, including legal, financial, accounting and tax services, were incurred during the three and nine months ended September 30, 2019, respectively. The remaining $0.1 million and $0.7 million incurred in the three and nine months ended September 30, 2019, respectively, represented separation costs, asset write-downs and other restructuring charges. The Company did not incur any acquisition-related charges in 2018. See Note 4, MyoScience Acquisition, for more information.

In addition to the acquisition-related charges, the Company recorded costs for product discontinuation related to its DepoCyt(e) discontinuation activities of less than $0.1 million and $0.1 million in the three and nine months ended September 30, 2019, respectively. Product discontinuation charges were $1.3 million and $1.5 million in the three and nine months ended September 30, 2018, respectively.

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

In April 2018, the Company received formal notice of the termination of a Supply Agreement and a Distribution Agreement (and all related agreements as subsequently amended) from Mundipharma International Corporation Limited and Mundipharma Medical Company, respectively (collectively, “Mundipharma”). The Company is currently engaged in settlement discussions with Mundipharma.
Summary of Acquisition-Related Restructuring Activities and DepoCyt(e) Discontinuation Costs

At January 1, 2019, there was a balance sheet reclassification from the lease cost reserves related to the DepoCyt(e) discontinuation to lease liabilities in the amount of $1.5 million, recognized as part of the transition to the ASU 2016-02. See Note 2, Summary of Significant Accounting Policies, for more information. The Company’s acquisition-related restructuring and DepoCyt(e) discontinuation costs as of September 30, 2019 are summarized below (in thousands):

	Acquisition-Related Separation Costs	Acquisition-Related Asset Write-Downs	DepoCyt(e) Lease Costs	Asset Retirement Obligations, Other Restructuring and Discontinuation Costs	Total
Balance at December 31, 2018	$—	$—	$1,970	$282	$2,252
Charges incurred	480	193	—	167	840
Cash payments made	(321)	—	—	(307)	(628)
Other, including non-cash activity	—	(193)	—	—	(193)
Reclassifications	—	—	(1,970)	455	(1,515)
Balance at September 30, 2019	$159	$—	$—	$597	$756

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

NOTE 17—SUBSEQUENT EVENTS

Contingent Consideration

In November 2019, the Company received new regulatory information and now expects to achieve an additional $10.0 million contingent regulatory milestone related to the MyoScience Acquisition, which can be made in either cash or shares of the Company’s common stock, or a combination thereof, at the election of MyoScience shareholders. As a result, in the fourth quarter of 2019, the Company expects to record a charge to acquisition-related charges of approximately $9.0 million. For more information regarding contingent milestone payments related to the MyoScience Acquisition, refer to Note 4, MyoScience Acquisition.

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; our ability to realize the anticipated benefits and synergies from the acquisition of MyoScience, Inc., or MyoScience; the ability to successfully integrate iovera°® and MyoScience into the Company’s existing business; the commercial success of iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and our ability to successfully construct an additional EXPAREL manufacturing suite in Swindon, England and assumptions associated with contingent consideration payments. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
Pacira is a leading provider of non-opioid pain management options to advance and improve outcomes for health care practitioners and their patients. Our long-acting, local analgesic EXPAREL was commercially launched in April 2012. EXPAREL utilizes DepoFoam, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than six million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves, which we sell directly to end users.

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

The consideration included an initial cash payment of $120.0 million, reduced by $1.0 million for post-closing purchase price adjustments and indemnification obligations incurred to date. The Merger Agreement also provides for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of our common stock if achieved in 2020. Refer to Note 4, MyoScience Acquisition, for more information.

After the closing of the MyoScience Acquisition, we changed our corporate name to Pacira BioSciences, Inc. to better reflect our vision of becoming a global leader in non-opioid pain management and regenerative medicine. Our Company’s California operating subsidiary retained the name Pacira Pharmaceuticals, Inc., and our common stock continues to trade on the Nasdaq Global Select Market under the ticker symbol “PCRX.”

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

In January 2019, we reported positive topline results from a Phase 4 study of EXPAREL in patients undergoing Cesarean section, or C-section. The study compared an EXPAREL transversus abdominis plane, or TAP, block to a bupivacaine TAP block and achieved its primary endpoint with a statistically significant reduction in total postsurgical opioid consumption through 72 hours (p<0.05) while also reducing pain intensity scores through 72 hours. The study also achieved statistical significance (p<0.05) for relevant additional endpoints, including: (i) reduced total opioid consumption at one and two weeks following C-section and (ii) an increased percentage of opioid-spared patients, a composite endpoint, which was defined as patients who took no more than one oxycodone 10mg tablet (or equivalent) and graded their bother or stress from the following opioid-related adverse events as “not at all”: vomiting, itching, sweating, freezing or dizziness. These data were presented at the Annual Meeting of the Society for Obstetric Anesthesia and Perinatology in May 2019. The full study results will be submitted for publication in the peer-reviewed medical literature.

Patient enrollment is ongoing in a second C-section study (known as “CHOICE”). This multicenter, randomized, active controlled study is evaluating the efficacy and safety of EXPAREL when administered via infiltration into the TAP versus the standard of care in patients undergoing elective C-section. The study’s primary objective is to compare total opioid consumption through 72 hours. The study is designed to evaluate a completely opioid-free arm with EXPAREL, including opioid-free spinal anesthesia.

Patient enrollment is underway in a Phase 4 study in spine surgeries (known as “FUSION”) and we are activating sites for a Phase 4 study in hip fracture procedures (known as “RESTORE”).

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

Phase 3 Label Expansion Trials

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

We have completed our first pharmacokinetic and safety study for EXPAREL in children (known as “PLAY”). The study evaluated postsurgical analgesia via infiltration in pediatric patients aged 6 to less than 17 years undergoing various types of surgeries. We expect to report topline results from the PLAY study before the end of 2019. We are also in discussions with the FDA to define a safe dose for the administration of EXPAREL as a brachial plexus nerve block in the pediatric setting.

Lower Extremity Nerve Block

We are launching a Phase 3 lower extremity nerve block study (known as “STRIDE”) that will compare EXPAREL to bupivacaine in patients undergoing foot and ankle surgeries. With positive results, we would file an sNDA to expand the EXPAREL label for this indication. We believe adding the lower extremity nerve block indication to our label would be significant as anesthesia-driven regional approaches using nerve and field blocks continue to take hold as institutional protocol.

Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. We have prioritized Europe, Canada and China. In the E.U., we have secured a positive opinion for our Pediatric Investigation Plan (PIP) and in June 2019 our Marketing Authorization Application, or MAA, was validated by the European Medicines Agency (EMA). In Canada, which is a concentrated market driven by four provinces, we have completed a New Drug Submission to Health Canada, and we are in the process of securing validation. We do not intend to pursue a commercial partnership to commercialize EXPAREL in Europe or Canada. In China, we have an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL. We have received feedback from the National Medical Products Administration, or NMPA, regarding the regulatory requirements for securing approval of EXPAREL. We believe we have the necessary clarity from the NMPA, and we are in the process of finalizing our regulatory path forward.

iovera°
iovera° and EXPAREL for Non-Opioid Pain Management

We view iovera° as being highly complementary to EXPAREL as a non-opioid therapy that delivers cryoanalgesia via a handheld device to alleviate pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery. Initially, we will focus on two broad patient care opportunities.

Our first priority is iovera° and EXPAREL for opioid-sparing pain management for the total knee arthroplasty, or TKA, patient, with iovera° being administered before surgery and EXPAREL administered during surgery. As many as 30 percent of presurgical patients with end-stage knee osteoarthritis use prescription opioids. With iovera°, our goal is to provide patients with several months of non-opioid pain control to allow them to prepare for surgery with an appropriate regimen. We also believe that EXPAREL for surgical pain control and EXPAREL plus iovera° for postsurgical pain control could support rapid functional recovery.

The second target market is iovera° for osteoarthritis patients who have failed conservative treatments, such as non-steroidal anti-inflammatory drugs or viscosupplementation, and are seeking drug-free, opioid-free, surgery-free pain management for several months. We are targeting patients who are seeking an active lifestyle as well as patients who desire to delay surgery for personal reasons.

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

•	Patients in the iovera° group demonstrated a statistically significant reduction in pain scores from their baseline pain scores at 72 hours (p<0.05) and at 12 weeks (p<0.05).

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

We believe the combination of iovera° and EXPAREL will become the preferred procedural solution that will empower patients and their healthcare providers to take control of the patients’ osteoarthritis journey, while minimizing the need for opioids. Our initial focus will be iovera° and EXPAREL as a multimodal solution for TKA. In addition, we also intend to study EXPAREL and iovera° as a multimodal solution for anterior cruciate ligament (ACL) repair surgeries.

Product Pipeline

Given the proven safety, flexibility and customizability of our DepoFoam platform for acute, sub-acute and chronic pain applications, we have several DepoFoam-based products in preclinical development. Following data readouts from animal and other feasibility studies for these candidates, we have prioritized two programs for clinical development: (i) the intrathecal delivery of a DepoFoam-based analgesic for acute and chronic pain and (ii) DepoDexmedetomidine, a sedative-analgesic for end-of-life pain and painful conditions in the elderly.

We plan to invest in clinical initiatives to demonstrate the value proposition of iovera°. We are looking to continue to broaden the scope of iovera° applications and improve its functionality for current and future end users. This will be accomplished through enhancements across the product line, which is comprised of single-use disposable units as well as non-disposable handheld devices.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc. (a wholly owned subsidiary of Elanco Animal Health, Inc.), or Aratana, for use in animals in the U.S., and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Net product sales:
EXPAREL	$101,456	$82,226	23%	$290,938	$236,690	23%
Bupivacaine liposome injectable suspension	255	482	(47)%	1,468	1,023	43%
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	101,711	82,708	23%	292,406	237,713	23%
iovera°	2,639	—	N/A	4,674	—	N/A
Total net product sales	104,350	82,708	26%	297,080	237,713	25%
Collaborative licensing and milestone revenue	—	—	N/A	—	3,000	(100)%
Royalty revenue	335	740	(55)%	1,522	1,450	5%
Total revenues	$104,685	$83,448	25%	$298,602	$242,163	23%

EXPAREL revenue grew 23% in each of the three and nine months ended September 30, 2019 compared to the same periods in 2018, primarily due to an increase in net product sales of EXPAREL units of 27% and 28%, respectively, partially offset by the sales mix of EXPAREL product sizes. The demand for EXPAREL has continued to increase as a result of a number of key growth initiatives, such as the expansion of the EXPAREL label in April 2018 to include brachial plexus nerve block, the success of our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, and the continued implementation of EXPAREL-based ERAS protocols across a wide range of surgical procedures, all of which are driving growth in new and existing accounts due to the continued adoption of EXPAREL as a critical component of multimodal pain management strategies for soft tissue and orthopedic procedures. There was also an increase in sales of our bupivacaine liposome injectable suspension to Aratana for use in animals in the nine months ended September 30, 2019.

As part of the MyoScience Acquisition, we acquired iovera°. Net product sales were $2.6 million and $4.7 million for the three and nine months ended September 30, 2019, respectively (with the nine month figure attributable to the post-closing period of April 10, 2019 to September 30, 2019). Thus far, we have seen the greatest iovera° demand as pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee.

The collaborative licensing and milestone revenue recorded in the nine months ended September 30, 2018 relates to a $3.0 million upfront payment earned under a license agreement with Nuance for the development and commercialization of EXPAREL in China. There was no collaborative licensing and milestone revenue through the first nine months of 2019.

Royalty revenue reflects the royalties earned on sales to Aratana. Royalty revenue decreased 55% in the three months and increased 5% in the nine months ended September 30, 2019 versus 2018, respectively, as a result of the timing of orders placed by Aratana.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the nine months ended September 30, 2019 and 2018 (in thousands):

September 30, 2019	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2018	$344	$779	$1,167	$1,010	$3,300
Provision	558	6,009	4,602	7,593	18,762
Payments / Adjustments	(400)	(5,922)	(4,768)	(7,167)	(18,257)
Balance at September 30, 2019	$502	$866	$1,001	$1,436	$3,805

September 30, 2018	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2017	$821	$657	$839	$696	$3,013
Provision	500	4,873	3,719	4,493	13,585
Payments / Adjustments	(715)	(4,827)	(3,806)	(4,353)	(13,701)
Balance at September 30, 2018	$606	$703	$752	$836	$2,897
Total reductions to gross product sales from sales-related allowances and accruals were $18.8 million and $13.6 million, or 5.9% and 5.4% of gross product sales, for the nine months ended September 30, 2019 and 2018, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in discounting driven by higher sales volume from customers with discount contracts.
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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Cost of goods sold	$22,304	$19,065	17%	$74,809	$62,866	19%
Gross margin	79%	77%		75%	74%

Gross margin improved two percentage points for the three months ended September 30, 2019 versus 2018 and one percentage point for the nine months ended September 30, 2019 versus 2018 as a result of having completed our capacity expansion project for the commercial production of EXPAREL at our custom manufacturing suite in Swindon, England (under our partnership with Thermo Fisher Scientific Pharma Services, or Thermo Fisher). In the three month period ended September 30, 2019, a one percentage point improvement in gross margin was due to manufacturing efficiencies at our Science Center Campus in San Diego, California, which were offset by a one percentage point decrease as the result of lower gross margin from iovera°.

Research and Development Expenses

Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including Phase 4 trials that we are conducting to generate new data for EXPAREL and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Manufacturing and product development expenses include development costs for our products, which include personnel, equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information expenses and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.

The following table provides information regarding our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Clinical and preclinical development	$9,762	$3,928	100% +	$22,956	$13,374	72%
Manufacturing and product development	7,782	8,524	(9)%	20,996	22,003	(5)%
Regulatory and other	1,414	1,323	7%	4,742	3,367	41%
Stock-based compensation	1,297	1,122	16%	3,772	2,770	36%
Total research and development expense	$20,255	$14,897	36%	$52,466	$41,514	26%
% of total revenues	19%	18%		18%	17%

Total research and development expense increased 36% and 26% in the three and nine months ended September 30, 2019 versus the same periods in 2018, respectively.

The increases of more than 100% and 72% in clinical and preclinical development expense in the three and nine months ended September 30, 2019 versus 2018, respectively, are primarily related to completed enrollment in our Phase 3 Pediatric (“PLAY”) clinical trial, ongoing enrollment in our Phase 4 Opioid Free C-Section (“CHOICE”) clinical trial, initial enrollment in our Phase 4 Spine (“FUSION”) clinical trial and start-up activities related to our Hip Fracture (“RESTORE”) clinical trials. In the three and nine month periods ended September 30, 2019 versus 2018, there was also an increase in costs related to investigator-initiated studies and toxicology studies.

Manufacturing and product development expense decreased 9% and 5% in the three and nine months ended September 30, 2019 versus 2018, respectively, primarily due to fewer development costs related to a significant scale-up of our manufacturing capacity for EXPAREL in an additional suite in Swindon, England in partnership with Thermo Fisher, partially offset by increased spend on EXPAREL support for in vitro release testing.

Regulatory and other expense increased 7% in the three months ended September 30, 2019 versus 2018 primarily as the result of our New Drug Submission to Health Canada. In the nine months ended September 30, 2019 versus 2018, a 41% increase was mostly the result of activities to support the dissemination and publication of EXPAREL data, as well as costs related to our MAA and Health Canada submissions for EXPAREL.

Stock-based compensation increased by 16% and 36% in the three and nine months ended September 30, 2019 versus the same respective periods in 2018, primarily due to an increase in personnel as well as the number of equity awards granted in both 2019 and the fourth quarter of 2018.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to our marketing partners for the promotion and sale of EXPAREL and iovera°, expenses related to communicating the health outcome benefits of EXPAREL and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Sales and marketing	$31,913	$27,354	17%	$95,782	$79,595	20%
General and administrative	11,511	11,018	4%	33,578	35,686	(6)%
Stock-based compensation	6,704	5,807	15%	17,199	17,338	(1)%
Total selling, general and administrative expense	$50,128	$44,179	13%	$146,559	$132,619	11%
% of total revenues	48%	53%		49%	55%

Total selling, general and administrative expenses increased 13% and 11% in the three and nine months ended September 30, 2019 versus 2018, respectively.

Sales and marketing expenses increased 17% and 20% in the three and nine months ended September 30, 2019 versus the same respective periods in 2018. The increases were driven by additional selling and promotional activities to support the growth of EXPAREL, including growing a team in the field consisting of account managers focused on the outpatient market, initiatives and commissions related to our co-promotion agreement with DePuy Synthes and additional marketing spend for the launch of ambulatory and dental reimbursement codes, which became effective on January 1, 2019. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we began investing in marketing initiatives and customer outreach for iovera° as a result of the MyoScience Acquisition.

General and administrative expenses increased 4% and decreased 6% in the three and nine months ended September 30, 2019 versus the same periods in 2018, respectively. In the three months ended September 30, 2019 versus 2018, general and administrative expenses increased primarily due to additional administrative support related to CryoTech. In the nine months ended September 30, 2019 versus 2018, general and administrative expenses decreased primarily due to a decrease in legal, business development, and information technology expenditures, partially offset by the additional CryoTech expenditures.

Stock-based compensation increased 15% in the three months ended September 30, 2019 versus the same period in 2018, primarily due to an increase in personnel and the number of equity grants awarded. In the nine months ended September 30, 2019 versus 2018, stock-based compensation decreased 1%, primarily attributable to accelerated expense that occurred in the first quarter of 2018.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Amortization of acquired intangible assets	$1,967	$—	N/A	$3,736	$—	N/A
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
Acquisition-Related Charges and Product Discontinuation Expenses

The following table provides a summary of the costs related to the MyoScience Acquisition and our DepoCyt(e) discontinuation activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Acquisition-related charges	$7,571	$—	N/A	$12,142	$—	N/A
Product discontinuation	47	1,259	(96)%	124	1,511	(92)%
Total acquisition-related charges and product discontinuation, net	$7,618	$1,259	100% +	$12,266	$1,511	100% +

As part of the MyoScience Acquisition, we recognized charges of $7.6 million and $12.1 million in the three and nine months ended September 30, 2019, respectively. Of the total for the three and nine months ended September 30, 2019, $7.3 million reflected increases in the fair value of contingent consideration resulting from revised commercial forecasts (which are tied to future milestone payments). In the nine months ended September 30, 2019, $4.1 million represented advisory costs, including legal, financial, accounting and tax services. The additional $0.7 million represented separation costs and asset write-downs. We did not incur any acquisition-related charges in 2018.
In the three months ended September 30, 2019 and 2018, we recorded charges of less than $0.1 million and $1.3 million, respectively, related to the discontinuation of our DepoCyt(e) manufacturing activities for asset retirement obligations and other contract and exit costs. We recorded charges of $0.1 million and $1.5 million for these same activities during the nine months ended September 30, 2019 and 2018, respectively. Additionally, both the three and nine month periods ended September 30, 2018 included additional lease and facility costs due to the fact that we were not able to sub-lease the property due to the short amount of time remaining on our existing lease.
Other Income (Expense)
The following table provides the components of other income (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Interest income	$1,736	$1,586	9%	$5,709	$4,493	27%
Interest expense	(5,940)	(5,642)	5%	(17,631)	(16,195)	9%
Other, net	(4,025)	(694)	100% +	(4,051)	(699)	100% +
Total other expense, net	$(8,229)	$(4,750)	73%	$(15,973)	$(12,401)	29%
Total other expense, net increased 73% and 29% in the three and nine months ended September 30, 2019 versus 2018, respectively, primarily due to a $5.4 million impairment of our equity investment in TELA Bio, Inc., or TELA Bio, from it having been deemed to be impaired when an offer was made to sell our shares in TELA Bio for an amount less than our carrying amount. There was also more amortization of the discount on our 2.375% convertible senior notes due 2022, or 2022 Notes, and the absence of capitalized interest related to the completion of our first manufacturing suite in Swindon, England in 2018. The increase in other expense, net was partially offset by an increase in interest income due to higher overall returns on our investments and other non-operating income in 2019 and a loss on an unexercised purchase option in TELA Bio which expired in September 2018.

Income Tax Expense (Benefit)

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2019	2018		2019	2018
Income tax expense (benefit)	$271	$(62)	N/A	$(1,079)	$8	N/A
Effective tax rate	(5)%	0%		15%	0%

For the three months ended September 30, 2019 and 2018, we recorded income tax expense of $0.3 million and an income tax benefit of $0.1 million, respectively. For the nine months ended September 30, 2019 and 2018, we recorded an income tax benefit of $1.1 million and income tax expense of less than $0.1 million, respectively. The income tax benefit for the nine months ended September 30, 2019 is primarily related to the MyoScience Acquisition and a $1.8 million reduction in our valuation allowance on our deferred tax assets due to the MyoScience Acquisition, which was partially offset by state income taxes. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2018 or 2019. The utilization of our NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under prior debt facilities and collaborative licensing and milestone revenue. As of September 30, 2019, we had an accumulated deficit of $394.5 million, cash and cash equivalents, short-term and long-term investments of $336.2 million and working capital of $283.0 million. In April 2019, we acquired MyoScience for $119.0 million in cash and contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which up to $25.0 million may be payable in shares of our common stock if achieved in 2020. Refer to Note 4, MyoScience Acquisition, to our condensed consolidated financial statements for more information.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statement of Cash Flows Data:	2019	2018
Net cash provided by (used in):
Operating activities	$44,616	$27,650
Investing activities	(97,693)	143,739
Financing activities	5,690	5,426
Net (decrease) increase in cash and cash equivalents	$(47,387)	$176,815

Operating Activities

During the nine months ended September 30, 2019, net cash provided by operating activities was $44.6 million compared to $27.7 million during the nine months ended September 30, 2018. The increase of $17.0 million was primarily attributable to a 23% increase in net product sales of EXPAREL. This increase was partially offset by increased sales commissions related to our co-promotion agreement with DePuy Synthes, costs to grow our sales and marketing teams focused on the outpatient market and the launch of ambulatory and dental reimbursement codes for EXPAREL (which became effective on January 1, 2019), transaction and other costs related to the MyoScience Acquisition and our subsequent investment in marketing initiatives to grow the reach of iovera°.

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $97.7 million, which reflected cash used to fund the MyoScience Acquisition of $118.7 million (net of $1.3 million of cash acquired), purchases of fixed assets of $5.7 million, and an additional $1.6 million investment in TELA Bio, partially offset by $28.3 million of short-term and long-term investment maturities (net of purchases). Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher, and facility upgrades at our Science Center Campus in San Diego, California.

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

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $5.7 million, which consisted of proceeds from the exercise of stock options of $5.0 million and $1.3 million from the issuance of shares through our ESPP, partially offset by $0.6 million of payments made to retire our 3.25% convertible senior notes due 2019.

During the nine months ended September 30, 2018, net cash provided by financing activities was $5.4 million, which consisted of proceeds from the exercise of stock options of $4.5 million and $1.0 million from the issuance of shares under our ESPP.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At September 30, 2019, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at September 30, 2019 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

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

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and to service our indebtedness through at least November 7, 2020. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:

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

•	the timing of and extent to which the holders of our 2022 Notes elect to convert their notes;

•	costs related to legal and regulatory issues;

•	the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval;

•	the costs of performing additional clinical trials for iovera°;

•	the costs for the development and commercialization of other product candidates; and

•	the extent to which we acquire or invest in products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all.
Off-Balance Sheet Arrangements
Other than three lease agreements for which there are future obligations but the leases have not yet commenced, we do not have any material off-balance sheet arrangements as of September 30, 2019, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.
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
Valuation of Contingent Consideration
We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Subsequently, we re-value the contingent consideration and record any increases or decreases as an adjustment to income (loss) from operations in the condensed consolidated statements of operations. Changes to contingent consideration can result from changes in the assumed achievement and timing of estimated sales, costs of goods sold and regulatory approvals. The assumptions in determining the value of contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on income (loss) from operations in a given period.
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

As discussed above with the MyoScience Acquisition, under the definitive agreement and plan of merger, MyoScience security holders will be eligible to receive up to an additional $100.0 million in contingent payments upon the achievement of certain regulatory and commercial milestones. Refer to Note 4, MyoScience Acquisition, for more information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2019 by approximately $1.6 million.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2019, the estimated fair value of the 2022 Notes was $987 per $1,000 principal amount. See Note 9, Debt, for further discussion of the 2022 Notes. At September 30, 2019, all $345.0 million of principal remains outstanding on the 2022 Notes.

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

On April 9, 2019, we acquired MyoScience (now CryoTech). As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of CryoTech. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. CryoTech accounted for 19% of our total assets and 2% of our total revenue as of and for the nine months ended September 30, 2019.
Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting
As a result of the MyoScience Acquisition, we have commenced a project to evaluate the processes and procedures of CryoTech’s internal control over financial reporting and incorporate CryoTech’s internal control over financial reporting into our internal control over financial reporting framework. In addition, as a result of the MyoScience Acquisition, we have implemented new processes and controls over accounting for an acquisition, including determining the fair value of the assets acquired, liabilities assumed and adjustments to the fair value of contingent consideration. Except for the activities described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we experience difficulties with the integration process or if the business of MyoScience deteriorates, the anticipated cost savings, growth opportunities and other synergies of the MyoScience Acquisition may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts and our stock price may decline as a result.

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

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*                                     Filed herewith.

**                              Furnished herewith.

†    Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	November 7, 2019	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	November 7, 2019	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)