Form 10-Q
period 2020-03-31
Pacira BioSciences, Inc.
filed 2020-05-07
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 3, 2020, 42,120,749 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

ASSETS	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$54,589	$78,228
Short-term investments	263,875	213,722
Accounts receivable, net	38,988	47,530
Inventories, net	59,666	58,296
Prepaid expenses and other current assets	14,476	10,781
Total current assets	431,594	408,557
Long-term investments	35,120	64,798
Fixed assets, net	108,105	104,681
Right-of-use assets, net	37,613	38,124
Goodwill	99,547	99,547
Intangible assets, net	102,421	104,387
Equity investment and other assets	6,979	10,971
Total assets	$821,379	$831,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,850	$12,799
Accrued expenses	44,717	70,427
Lease liabilities	3,968	4,935
Contingent consideration	14,041	18,179
Income taxes payable	1,737	1,333
Total current liabilities	80,313	107,673
Convertible senior notes	310,078	306,045
Lease liabilities	40,189	40,938
Contingent consideration	15,227	19,963
Other liabilities	1,535	1,502
Total liabilities	447,342	476,121
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 42,116,545 shares issued and outstanding at March 31, 2020; 41,908,148 shares issued and outstanding at December 31, 2019	42	42
Additional paid-in capital	766,280	753,978
Accumulated deficit	(391,239)	(399,398)
Accumulated other comprehensive income (loss)	(1,046)	322
Total stockholders’ equity	374,037	354,944
Total liabilities and stockholders’ equity	$821,379	$831,065

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Net product sales	$104,745	$90,906
Royalty revenue	939	407
Total revenues	105,684	91,313
Operating expenses:
Cost of goods sold	29,732	27,303
Research and development	15,819	14,384
Selling, general and administrative	44,780	47,305
Amortization of acquired intangible assets	1,967	—
Acquisition-related (gains) charges and product discontinuation, net	(3,708)	1,242
Total operating expenses	88,590	90,234
Income from operations	17,094	1,079
Other (expense) income:
Interest income	1,589	2,156
Interest expense	(6,022)	(5,814)
Other, net	(4,104)	61
Total other expense, net	(8,537)	(3,597)
Income (loss) before income taxes	8,557	(2,518)
Income tax expense	(398)	(253)
Net income (loss)	$8,159	$(2,771)

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$0.19	$(0.07)
Weighted average common shares outstanding:
Basic	42,032	41,240
Diluted	42,785	41,240

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$8,159	$(2,771)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(1,368)	462
Total other comprehensive income (loss)	(1,368)	462
Comprehensive income (loss)	$6,791	$(2,309)

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2019	41,908	$42	$753,978	$(399,398)	$322	$354,944
Exercise of stock options	208	—	3,455	—	—	3,455
Vested restricted stock units	1	—	—	—	—	—
Stock-based compensation	—	—	8,847	—	—	8,847
Net unrealized loss on investments	—	—	—	—	(1,368)	(1,368)
Net income	—	—	—	8,159	—	8,159
Balance at March 31, 2020	42,117	$42	$766,280	$(391,239)	$(1,046)	$374,037

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2018	41,223	$41	$709,691	$(388,226)	$(280)	$321,226
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-02 (Note 2)	—	—	—	(156)	—	(156)
Exercise of stock options	62	—	1,557	—	—	1,557
Vested restricted stock units	4	—	—	—	—	—
Stock-based compensation	—	—	7,434	—	—	7,434
Retirement of equity component of 2019 convertible senior notes	—	—	(233)	—	—	(233)
Net unrealized gain on investments	—	—	—	—	462	462
Net loss	—	—	—	(2,771)	—	(2,771)
Balance at March 31, 2019	41,289	$41	$718,449	$(391,153)	$182	$327,519

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$8,159	$(2,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	4,821	3,600
Amortization of debt issuance costs	439	420
Amortization of debt discount	3,594	3,345
Loss on disposal and impairment of fixed assets	22	—
Stock-based compensation	8,847	7,434
Changes in contingent consideration	(3,874)	—
Loss on investment	3,971	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,542	(1,766)
Inventories, net	(1,370)	1,540
Prepaid expenses and other assets	(3,674)	(1,644)
Accounts payable	2,868	(1,442)
Accrued expenses and income taxes payable	(24,700)	(5,166)
Other liabilities	(1,173)	(51)
Payment of contingent consideration to MyoScience, Inc. securityholders	(264)	—
Net cash provided by operating activities	6,208	3,499
Investing activities:
Purchases of fixed assets	(6,724)	(2,018)
Purchases of investments	(72,610)	(22,688)
Sales of investments	50,768	103,187
Net cash (used in) provided by investing activities	(28,566)	78,481
Financing activities:
Proceeds from exercises of stock options	3,455	1,101
Repayment of 2019 convertible senior notes	—	(338)
Conversion premium on 2019 convertible senior notes	—	(233)
Payment of contingent consideration to MyoScience, Inc securityholders	(4,736)	—
Net cash (used in) provided by financing activities	(1,281)	530
Net (decrease) increase in cash and cash equivalents	(23,639)	82,510
Cash and cash equivalents, beginning of period	78,228	132,526
Cash and cash equivalents, end of period	$54,589	$215,036
Supplemental cash flow information:
Cash paid for interest	$—	$5
Non-cash investing and financing activities:
Net decrease in accrued fixed assets	$(423)	$(37)

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

Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies, reliance on revenue from two products, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity. For information on the Company’s risks related to the ongoing worldwide novel coronavirus (COVID-19) pandemic, see Part II, Item 1A. “Risk Factors”, included in this Quarterly Report on Form 10-Q.

The Company is managed and operated as a single business focused on the discovery, development, manufacture, marketing, distribution and sale of non-opioid pain management and regenerative health solutions. The Company is managed by a single management team, and consistent with its organizational structure, the Chief Executive Officer and Chairman manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one reportable segment to evaluate performance, allocate resources, set operational targets,and forecast its future period financial results.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC), for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated financial statements at March 31, 2020, and for the three-month periods ended March 31, 2020 and 2019, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2019 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.

Concentration of Major Customers

        The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgery centers and physicians. The Company sells its bupivacaine liposome injectable suspension for veterinary use to a third-party licensee and sells iovera° directly to end users. The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended March 31,
	2020	2019
Largest wholesaler	32%	36%
Second largest wholesaler	31%	29%
Third largest wholesaler	26%	26%
Total	89%	91%

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which was adopted by the Company on January 1, 2019 using the effective date method. At adoption, the Company recorded $36.5 million of lease liabilities and $27.6 million of right-of-use, or ROU, assets as of January 1, 2019, the difference representing previously recorded lease-related assets and liabilities. There was a cumulative-effect adjustment to retained earnings of $0.2 million upon adoption.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company now includes forward-looking information to better form its credit loss estimates. This update also required enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This standard became effective for the Company beginning January 1, 2020. There were no credit losses recognized upon adoption at January 1, 2020.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard became effective for the Company beginning January 1, 2020 and the Company has applied these new disclosure requirements in its condensed consolidated financial statements as of and for the three months ended March 31, 2020.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update provides guidance to determine which implementation costs to capitalize as they relate to the service contract and which costs to expense. Any expense related to the capitalized implementation costs should be recorded in the same financial statement line item in the consolidated statements of operations as the fees associated with the hosting element of the arrangement, and the payments for capitalized implementation costs should be classified in the same manner as payments made for fees associated with the hosting element in the consolidated statements of cash flows. This standard became effective for the Company beginning January 1, 2020. The amendments are to be applied prospectively to all implementation costs incurred after the date of adoption. The Company did not incur any implementation costs in a hosting arrangement during the three months ended March 31, 2020.

Recent Accounting Pronouncements Not Adopted as of March 31, 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard will be effective for the Company beginning January 1, 2021, with early adoption of the amendments permitted. The Company is evaluating the impact from the adoption of ASU 2019-12 on its consolidated financial statements.

NOTE 3—REVENUE

Revenue from Contracts with Customers

The Company’s sources of revenue include (i) sales of EXPAREL in the U.S.; (ii) sales of iovera° in the U.S.; (iii) sales of, and royalties on, its bupivacaine liposome injectable suspension for veterinary use in the U.S. and (iv) license fees and milestone payments. The Company does not consider revenue from sources other than sales of EXPAREL to be material sources of its consolidated revenue. As such, the following disclosure only relates to revenue associated with net EXPAREL product sales.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification (ASC) 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net product sales:
EXPAREL / bupivacaine liposome injectable suspension	$102,475	$90,906
iovera°	2,270	—
Total net product sales	$104,745	$90,906

NOTE 4—MYOSCIENCE ACQUISITION

On April 9, 2019, the Company acquired MyoScience (the “MyoScience Acquisition”), a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger, under which MyoScience became a wholly-owned subsidiary of the Company and was renamed Pacira CryoTech, Inc. The total consideration was $147.5 million, which included a net cash payment of $119.0 million and the fair value of contingent consideration in the amount of $28.5 million. The contingent consideration consisted of contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which $68.0 million are available as of March 31, 2020. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended March 31, 2020, the Company made a $5.0 million cash payment for the achievement of a regulatory milestone. The Company will pay an additional $10.0 million for the achievement of a regulatory milestone in the second quarter of 2020. Up to $5.0 million of this milestone payment may be payable in shares of the Company’s common stock, at the election of former MyoScience shareholders. See Note 10, Financial Instruments, for information on the measurement and amounts recognized on the Company’s condensed consolidated balance sheet for contingent consideration.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three months ended March 31, 2019 as if the MyoScience Acquisition had occurred on January 1, 2019. This pro forma information does not purport to represent what the Company’s actual results would have been and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

Three Months Ended March 31, 2019
Total revenues	$93,453
Net loss	$(8,102)
Pro forma basic and diluted net loss per share	$(0.20)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and MyoScience. The summary pro forma financial information primarily reflects the following pro forma adjustments:

•Removal of the acquisition-related transaction fees and costs from the three months ended March 31, 2019;

•Removal of MyoScience’s interest expense;

•Adjustments to the Company’s interest income for the cash used to acquire MyoScience; and

•The addition of amortization expense on the acquired developed technology and customer relationship intangible assets.

NOTE 5—INVENTORIES

The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$23,162	$20,019
Work-in-process	7,757	14,407
Finished goods	28,747	23,870
Total	$59,666	$58,296

In December 2019, the Company’s contract manufacturer experienced a media fill failure, which is part of the routine aseptic manufacturing requalification program, and an investigation was completed in April 2020. Based on the results of the investigation, the Company does not believe that any additional inventory reserves are required related to the media fill failure, and that all inventory in question has been determined to be sellable. The Company will resume production on this manufacturing line in May 2020.

NOTE 6—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$70,061	$70,078
Leasehold improvements	60,441	60,441
Computer equipment and software	9,003	8,942
Office furniture and equipment	1,882	1,882
Construction in progress	44,912	38,778
Total	186,299	180,121
Less: accumulated depreciation	(78,194)	(75,440)
Fixed assets, net	$108,105	$104,681

For the three months ended March 31, 2020 and 2019, depreciation expense was $2.9 million and $3.6 million, respectively. For the three months ended March 31, 2020 and 2019, there was less than $0.1 million and no capitalized interest on the construction of manufacturing sites, respectively.
At March 31, 2020 and December 31, 2019, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $64.0 million and $64.8 million, respectively.

NOTE 7—LEASES

The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms between five months and 10.4 years, some of which provide renewal options at the then-current market value. The Company also has a lease with Thermo Fisher Scientific Pharma Services, or Thermo Fisher (formerly Patheon UK Limited), for the use of their manufacturing facility in Swindon, England, which is embedded in agreements the Company has with Thermo Fisher. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis.

The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended
	March 31,
Operating Lease Costs	2020	2019
Fixed lease costs	$1,564	$1,443
Variable lease costs	448	381
Total	$2,012	$1,824

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash paid for operating lease liabilities	$2,759	$2,050
Right-of-use assets recorded in exchange for lease obligations	$174	$34,780

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
The Company has measured its operating lease liabilities at an estimated discount rate in which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

March 31, 2020
Weighted average remaining lease term	9.23 years
Weighted average discount rate	7.55%

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2020 (remaining nine months)	$6,116
2021	6,330
2022	5,875
2023	6,013
2024	6,155
2025 through 2030	32,830
Total lease payments	63,319

Less: imputed interest	(19,162)
Total operating lease liabilities	$44,157

The Company has entered into one lease agreement (not included in the table above) for which there are future obligations but the lease has not yet commenced as of March 31, 2020 (in thousands):

Year	Aggregate Minimum Payments Due
2020 (remaining nine months)	$7,124
2021	4,415
2022	4,548
2023	4,684
2024	4,825
2025 through 2030	29,242
Total future lease payments	$54,838

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no change in the carrying value of the Company’s goodwill during the three months ended March 31, 2020. The balance at both December 31, 2019 and March 31, 2020 was $99.5 million.

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

In connection with the Skyepharma Acquisition, the Company agreed to percentage and milestone payments for DepoBupivacaine products, including EXPAREL. The milestone payments are as follows:

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
As of March 31, 2020 the Company has recorded $62.0 million of goodwill related to the Skyepharma Acquisition The two unmet milestone payments totaling $36.0 million are the only remaining obligations to Skyepharma. Any remaining milestone payments will be treated as additional costs of the Skyepharma Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved. For purposes of meeting future potential milestone payments, annual net sales are measured on a rolling quarterly basis.
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

Intangible Assets

MyoScience Acquisition

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):

March 31, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(7,660)	$102,340	14 years
Customer relationships	90	(9)	81	10 years
Total intangible assets	$110,090	$(7,669)	$102,421

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(5,696)	$104,304	14 years
Customer relationships	90	(7)	83	10 years
Total intangible assets	$110,090	$(5,703)	$104,387

Amortization expense on intangible assets for the three months ended March 31, 2020 was $2.0 million. There was no amortization expense on intangible assets for the three months ended March 31, 2019.

Assuming no changes in the gross carrying amount of these intangible assets, amortization expense on intangible assets will be $5.9 million for the remaining nine months of 2020 and the future amortization expense on intangible assets will be $7.9 million annually through 2032 and $2.2 million in 2033.
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

The total debt composition of the 2022 Notes is as follows (in thousands):

	March 31,	December 31,
	2020	2019
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(3,704)	(4,143)
Discount on debt	(31,218)	(34,812)
Total debt, net of debt discount and deferred financing costs	$310,078	$306,045

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2020, this condition for conversion was not met.

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

As of March 31, 2020, the 2022 Notes had a market price of $960 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are settled, the Company would be required to repay the $345.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

As of April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at March 31, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$2,049	$2,049
Amortization of debt issuance costs	439	420
Amortization of debt discount	3,594	3,345
Capitalized interest and other (Note 6)	(60)	—
Total	$6,022	$5,814

Effective interest rate on convertible senior notes	7.81%	7.81%

NOTE 10—FINANCIAL INSTRUMENTS

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the FASB established a three-level hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of fair value measurements are:

•Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•Level 3—Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s equity investment is calculated utilizing market quotations from a major American stock exchange (Level 1). The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying values and fair values of the Company’s financial assets and liabilities at March 31, 2020 are as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets:
Equity investment (3)	$6,053	$6,053	$—	$—
Financial Liabilities:
2.375% convertible senior notes due 2022 (1)(2)	$310,078	$—	$331,200	$—
Acquisition-related contingent consideration (3)	$29,268	$—	$—	$29,268
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $33.53 per share on March 31, 2020 compared to a conversion price of $66.89 per share. Therefore, at March 31, 2020, the conversion price was above the stock price. The maximum conversion premium that can be due on the 2022 Notes is approximately 5.2 million shares of the Company’s common stock, which assumes no increases in the conversion rate for certain corporate events.
(2) Reported at historical cost.
(3) Reported at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a non-recurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.

Financial Liabilities Measured at Fair Value on a Recurring Basis

The Company has recognized contingent consideration related to the MyoScience Acquisition in the amount of $29.3 million as of March 31, 2020. Refer to Note 4, MyoScience Acquisition and Note 15, Acquisition-Related (Gains) Charges and Product Discontinuation, Net, for more information.

The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has, as a result of downward revisions in its forecasted revenues (principally due to the impact of the COVID-19 pandemic), for the three months ended March 31, 2020, recognized $3.9 million of credits related to contingent consideration, which have been included in acquisition-related (gains) charges in the condensed consolidated statements of operations. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts. At March 31, 2020, the weighted average discount rate was 9.7% and the weighted average probability of success for regulatory milestones was 44.6%.

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of March 31, 2020
Discount rates	9.55% to 9.82%
Probabilities of payment for regulatory milestones	3% to 100%
Projected years of payment for regulatory and commercial milestones	2020 to 2023

The maximum remaining potential payments related to the contingent consideration from the MyoScience Acquisition are $68.0 million, including a $10.0 million payment to be made in the second quarter of 2020.

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2019	$38,142
Fair value adjustments and accretion	(3,874)
Payments made	(5,000)
Balance at March 31, 2020	$29,268
Investments

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year but less than two years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At March 31, 2020, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At March 31, 2020, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.

The following summarizes the Company’s investments at March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$57,327	$64	$(130)	$57,261
Commercial paper	28,878	26	—	28,904
Corporate bonds	178,374	54	(718)	177,710
Subtotal	264,579	144	(848)	263,875
Long-term:
Asset-backed securities	6,175	23	—	6,198
Corporate bonds	29,287	4	(369)	28,922
Subtotal	35,462	27	(369)	35,120
Total	$300,041	$171	$(1,217)	$298,995

December 31, 2019 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$43,166	$54	$—	$43,220
Commercial paper	32,250	20	—	32,270
Corporate bonds	138,012	225	(5)	138,232
Subtotal	213,428	299	(5)	213,722
Long-term:
Asset-backed securities	28,064	10	(15)	28,059
Corporate bonds	36,706	37	(4)	36,739
Subtotal	64,770	47	(19)	64,798
Total	$278,198	$346	$(24)	$278,520

At March 31, 2020, the fair values of some of the investments held for sale were less than their amortized costs. These investments had been in unrealized loss positions for less than 12 months. The Company considered whether it intends to sell or is more likely than not to be required to sell those investments prior to the recovery of their amortized cost bases. In addition, the Company considered the present value of future cash flows of those investments and projects that these cash flows will be greater than the amortized costs. For the three months ended March 31, 2020, the Company concluded that the decline in fair value was not a result of credit losses and no credit impairments have been recognized in the condensed consolidated statements of operations.

The Company elects to recognize its interest receivable separate from its available for sale investments. At March 31, 2020 and December 31, 2019, the interest receivable recognized in prepaid expenses and other current assets was $1.6 million and $1.0 million, respectively.
Equity Investment

At March 31, 2020 and December 31, 2019, the Company held an equity investment in TELA Bio, Inc., or TELA Bio, in its condensed consolidated balance sheets in the amount of $6.1 million and $10.0 million, respectively. During the three months ended March 31, 2020, the Company recorded its investment in TELA Bio at fair value, based on a quoted market price, which resulted in an impairment loss in the amount of $4.0 million. There was no impairment loss in the three months ended March 31, 2019. The fair values at both March 31, 2020 and December 31, 2019 were based on Level 1 inputs.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of March 31, 2020, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 29% and 28%, respectively. At December 31, 2019, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 37%, 29% and 26%, respectively. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL revenues are primarily derived from major wholesalers and pharmaceutical companies which generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and actual write-off history. As of March 31, 2020 and December 31, 2019, no allowances for credit losses were deemed necessary by the Company on its accounts receivable.

NOTE 11—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of goods sold	$1,219	$1,091
Research and development	1,186	1,218
Selling, general and administrative	6,442	5,125
Total	$8,847	$7,434

Stock-based compensation from:
Stock options	$6,225	$5,121
Restricted stock units	2,402	2,107
Employee stock purchase plan	220	206
Total	$8,847	$7,434

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2020:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2019	6,706,378	$42.80
Granted	188,450	43.53
Exercised	(207,548)	16.64
Forfeited	(91,069)	41.66
Expired	(14,057)	63.34
Outstanding at March 31, 2020	6,582,154	43.62

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2019	631,141	$41.87
Granted	350	43.27
Vested	(849)	48.16
Forfeited	(15,567)	41.89
Unvested at March 31, 2020	615,075	41.86

The weighted average fair value of stock options granted during the three months ended March 31, 2020 was $20.97 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Three Months Ended March 31, 2020
Expected dividend yield	None
Risk-free interest rate	1.35%
Expected volatility	53.90%
Expected term of options	5.24 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the three months ended March 31, 2020, no shares were purchased and issued through the ESPP.

NOTE 12—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
Net unrealized gains (losses) from available for sale investments:	2020	2019
Balance at beginning of period	$322	$(280)
Other comprehensive income (loss) before reclassifications	(1,368)	462
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$(1,046)	$182

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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs, the purchase of shares from the ESPP (using the treasury stock method) and the conversion of the excess conversion value on the 2022 Notes. As discussed in Note 9, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three months ended March 31, 2019, no potentially dilutive securities have been included in the computation of diluted net loss per share for that period.
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$8,159	$(2,771)
Denominator:
Weighted average common shares outstanding—basic	42,032	41,240
Computation of diluted securities:
Dilutive effect of stock options	585	—
Dilutive effect of RSUs	168	—
Weighted average common shares outstanding—diluted	42,785	41,240
Net income (loss) per share:
Basic and diluted net income (loss) per common share	$0.19	$(0.07)

The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average number of stock options	5,343	5,792
Weighted average number of RSUs	2	559
Weighted average ESPP purchase options	40	37
Total	5,385	6,388

NOTE 14—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Income (loss) before income taxes:
Domestic	$13,046	$1,819
Foreign	(4,489)	(4,337)
Total income (loss) before income taxes	$8,557	$(2,518)

For the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of $0.4 million and $0.3 million, respectively. The tax provisions for 2020 and 2019 reflect current state income taxes. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2020 or 2019. The utilization of the Company’s NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

NOTE 15—ACQUISITION–RELATED (GAINS) CHARGES AND PRODUCT DISCONTINUATION, NET

MyoScience Acquisition

The Company recognized acquisition-related gains related to the MyoScience Acquisition in the amount of $3.7 million and acquisition-related charges of $1.2 million in the three months ended March 31, 2020 and 2019, respectively. The acquisition-related gains primarily reflect the decrease in the fair value of contingent consideration in the amount of $3.9 million for the three months ended March 31, 2020. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration. In the three months ended March 31, 2020 and 2019, the remaining acquisition-related charges of $0.2 million and $1.2 million represented legal, accounting, and other related costs. See Note 4, MyoScience Acquisition, for more information.

DepoCyt(e) Discontinuation

The Company recorded costs related to its DepoCyt(e) discontinuation activities of less than $0.1 million in each of the three month periods ended March 31, 2020 and 2019. The Company ceased all production of DepoCyt(e) as of June 30, 2017. Cash payments for the DepoCyt(e) manufacturing facility are expected to continue through the end of its lease term in August 2020.

Summary of Acquisition-Related Restructuring Activities and DepoCyt(e) Discontinuation Costs

The Company’s acquisition-related restructuring and DepoCyt(e) discontinuation costs as of March 31, 2020 are summarized below (in thousands):

	Severance and Related Costs	Asset Retirement Obligations, Other Restructuring and Discontinuation Costs	Total
Balance at December 31, 2019	$81	$558	$639
Charges incurred	—	166	166
Cash payments made	—	(292)	(292)
Balance at March 31, 2020	$81	$432	$513

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

In April 2015, the Company received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. The Company is cooperating with the government’s inquiry. The Company can make no assurances as to the time or resources that will need to be devoted to this inquiry.

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

NOTE 17—SUBSEQUENT EVENTS

Novel Coronavirus (COVID-19) Pandemic

The Company began experiencing the impact of the global pandemic caused by a novel strain of coronavirus (COVID-19) on its business in mid-March 2020, and has continued to experience sales disruptions into the second quarter of 2020. The principal impact of the COVID-19 pandemic on the Company’s business is that many hospitals, surgical centers and clinicians have suspended elective procedures per the recommendation of the Centers for Disease Control and Prevention (CDC), resulting in a decline in revenue for both EXPAREL and iovera°. The Company expects to continue to be impacted as long as elective surgical procedures are restricted by government action, or by patient or clinician behavior. Also, in response to the COVID-19 pandemic, many hospitals, ambulatory surgical centers and clinicians have restricted sales force access to their sites. While some states are starting to ease or lift elective surgery restrictions, the Company does not know how long other states will mandate stay at home orders or how long it will take the surgical community to return to normal operations. The Company’s manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to the Company’s supply chain. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain and global and U.S. economic conditions; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials; our ability to realize the anticipated benefits and synergies from the acquisition of MyoScience, Inc., or MyoScience; the ability to successfully integrate iovera°® and MyoScience into the Company’s existing business; the commercial success of iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs; the outcome of the U.S. Department of Justice, or DOJ, inquiry; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and our ability to successfully construct an additional EXPAREL manufacturing suite in Swindon, England and assumptions associated with contingent consideration payments. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other reports as filed with the SEC.
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

Overview
Pacira is a leading provider of non-opioid pain management options to advance and improve outcomes for healthcare practitioners and their patients. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes DepoFoam®, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than six million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves. We sell iovera° directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery.

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

Novel Coronavirus (COVID-19) Pandemic

The full long-term impacts of the global emergence of the novel strain of coronavirus (COVID-19) on our business are currently unknown, although we are beginning to see some expected near-term impacts due to the COVID-19 pandemic, as described in more detail below. We have taken precautionary and preemptive actions to address the COVID-19 pandemic, such as implementing additional safety protocols and guidelines at our manufacturing sites and requiring our non-essential personnel to work from home, including our field sales force and clinical education teams which continue to support our customers remotely.

Given that many hospitals, surgical centers and clinics have suspended elective procedures per the recommendation of the Centers for Disease Control and Prevention, or CDC, since mid-March 2020 and continuing into the second quarter of 2020, we expect that EXPAREL and iovera° revenues and our corresponding results of operations will be adversely impacted in the near-term. While some states are starting to ease or lift elective surgery restrictions, we do not know how long other states will mandate stay at home orders or how long it will take the surgical community to return to normal operations. Future results could be impacted by governmental actions, patient or clinical decisions, or poor economic conditions. Because of the rapid and evolving nature of the outbreak of COVID-19, it is not clear what the potential effects may be to our business going forward, including the impacts on our revenues, results of operations or financial condition, particularly if these impacts persist or exacerbate over an extended period of time. For a description of risks facing the Company that relate to the COVID-19 pandemic or any other future pandemic, epidemic or outbreak of contagious disease, see Item 1A. “Risk Factors” below.

Our in-person interactions with surgeons, anesthesiologists and other healthcare professionals have been substantially reduced, and we have offered virtual support as needed. We recently began making limited calls to hospitals and ambulatory surgical centers in select areas where elective surgery bans have been eased or lifted. These precautionary measures will likely continue during the COVID-19 pandemic. In addition, some of our interactive discussion forums and education programs have been delayed or cancelled.

Our EXPAREL and iovera° manufacturing activities remain fully operational (with additional safety protocols in place) as they are deemed essential operations by state and local governments, and we have not experienced disruptions to our supply chain to date.

We expect our second quarter sales of EXPAREL and iovera° to be impacted until governmental action and patient or clinical decisions enable the resumption of elective medical procedures. Furthermore, we expect to offset some of the anticipated impact to revenues through reductions in expenditures, including, but not limited to, those resulting from a decline in commissions related to our co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, the delay of certain clinical trial activities, the cancellations of in-person industry conferences and the suspension of non-essential employee travel. Finally, we anticipate that some of the virtual training activities that have been adopted by our clinical education teams out of necessity could become more commonplace in the future and drive savings on a regular basis in the long-term.

We may take further actions that alter our, our customers’ and our vendors’ normal business operations. We will continue to actively monitor the situation and implement measures recommended by federal, state or local authorities, or that we determine are in the best interests of our patients, employees, partners, suppliers, shareholders and stakeholders.

Recent Highlights

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

• In January 2020, we announced a collaboration with Envision Physician Services to train anesthesiology clinicians on ultrasound-guided regional anesthesia techniques utilizing long-acting local anesthetics like EXPAREL via a series of interactive workshops held across the United States. The program supports ongoing efforts by both organizations to advance the delivery of high-quality, patient-centered care.

• In May 2020, we announced the appointment of Donald C. Manning, M.D., Ph.D., as Chief Medical Officer. Dr. Manning, who brings more than 20 years of experience in biopharmaceutical executive leadership, was most recently, Chief Medical Officer at Adynxx, Inc., a development company focused on advancing disease-modifying products for the treatment of pain management and inflammation. In his new position, Dr. Manning will report directly to David Stack, our chief executive officer and chairman.

EXPAREL

EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks.

Due to the COVID-19 pandemic, our clinical trial activities, including those described below, are currently delayed or experiencing suspended enrollment as a result of the suspension of elective surgical procedures.

Phase 4 Trials

We are expanding the clinical evidence for EXPAREL through Phase 4 clinical trials across several surgical specialties.

In January 2019, we reported positive topline results from a Phase 4 study of EXPAREL in patients undergoing Cesarean section, or C-section. The study compared an EXPAREL transversus abdominis plane, or TAP, block to a bupivacaine TAP block and achieved its primary endpoint with a statistically significant reduction in total postsurgical opioid consumption through 72 hours (p<0.05) while maintaining pain intensity scores through 72 hours. The study also achieved statistical significance (p<0.05) for relevant additional endpoints, including: (i) reduced total opioid consumption at one and two weeks following C-section and (ii) an increased percentage of opioid-spared patients, a composite endpoint, which was defined as patients who took no more than one oxycodone 10mg tablet (or equivalent) and graded their bother or stress from the following opioid-related adverse events as “not at all”: vomiting, itching, sweating, freezing or dizziness. These data were presented at the Annual Meeting of the Society for Obstetric Anesthesia and Perinatology in May 2019. The full study results have been submitted for publication in the peer-reviewed medical literature.

In January 2020, we reported positive topline results from a second C-section study (known as “CHOICE”). The study achieved its primary endpoint with a statistically significant reduction in total postsurgical opioid consumption while maintaining pain scores through 72 hours (p≤0.001). EXPAREL demonstrated statistical significance for the key secondary endpoint of a reduction in the incidence and severity of itching for 72 hours after surgery (p≤0.05). The Phase 4, multicenter, randomized, active-controlled study across 18 clinical sites in the United States, enrolled 169 patients undergoing elective C-section. Patients were randomized (1:1:1) to receive either 150 mcg morphine spinal anesthesia plus a standard of care postoperative pain regimen, 50 mcg morphine spinal anesthesia plus EXPAREL TAP field block or opioid-free spinal anesthesia plus EXPAREL TAP block. Patients in the EXPAREL arms received a protocol-defined postoperative pain management regimen comprised of ketorolac, acetaminophen and ibuprofen. All patients could receive opioid rescue pain medicine upon request for breakthrough pain. Full study results will be submitted for publication in the peer-reviewed medical literature later this year.

We are also advancing a Phase 4 study in spine surgeries (known as “FUSION”). This is a multicenter, prospective, active-controlled, real world, study of EXPAREL in multimodal regimens compared with the standard of care for postsurgical pain management in patients undergoing lumbar posterior spine surgeries.

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

Nerve Block in Lower Extremity Surgery

We have initiated a Phase 3 study for nerve block in lower extremity surgeries (known as “STRIDE”) that is comparing an EXPAREL nerve block in lower extremity surgeries to a bupivacaine nerve block in lower extremity surgeries in patients undergoing foot and ankle surgeries. We plan to enroll patients once COVID-19 surgical restrictions have eased. We believe positive results from this study would support an sNDA submission seeking label expansion to include nerve blocks in lower extremity surgeries. We believe the addition of this indication is significant as anesthesia-driven regional approaches using nerve and field blocks continue to expand as institutional protocols.

Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. We have prioritized Europe, Canada and China. In Europe, we have secured a positive opinion for our Pediatric Investigation Plan (PIP) and in June 2019 our Marketing Authorization Application, or MAA, was validated by the European Medicines Agency, or EMA. In Canada, which is a concentrated market driven by four provinces, Health Canada has validated our New Drug Submission. We do not intend to pursue a commercial partnership to commercialize EXPAREL in Europe or Canada. In China, we have an agreement with Nuance Biotech Co. Ltd., a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL. We have received feedback from the National Medical Products Administration, or NMPA, in China and we are planning to meet with the NMPA to finalize our regulatory path forward.

iovera°

The iovera° System

The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that delivers cryoanalgesia via a handheld device to alleviate pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery. Initially, we will focus on two broad patient care opportunities. The iovera° system is 510(k) cleared in the U.S. for the blocking of pain, pain relief and symptoms associated with osteoarthritis of the knee as well as general surgical use.

Our first priority is iovera° and EXPAREL for opioid-sparing pain management for the total knee arthroplasty, or TKA, patient, with iovera° being administered before surgery and EXPAREL administered during surgery (our “PREPARE” clinical trial). We plan to enroll patients once COVID-19 surgical restrictions have eased. As many as 30 percent of presurgical patients with end-stage knee osteoarthritis use prescription opioids. With iovera°, our goal is to provide patients with several months of non-opioid pain control to allow them to prepare for surgery with an appropriate regimen. We also believe that EXPAREL for surgical pain control and EXPAREL plus iovera° for postsurgical pain control could support rapid functional recovery.

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

Preliminary findings demonstrated reductions in opioids, including:

•The daily morphine equivalent was significantly lower at 72 hours (p<0.05), 6 weeks (p<0.05) and 12 weeks (p<0.05), with an overall 35 percent reduction in daily morphine equivalents across the 12-week postoperative period in the iovera° treatment group.

•Patients who were administered iovera° were far less likely to take opioids six weeks after surgery. The number of patients taking opioids six weeks after TKA in the control group was three times the number of patients taking opioids in the cryoanalgesia group (14% vs. 44%, p<0.01).

•Patients in the iovera° group demonstrated a statistically significant reduction in pain scores from their baseline pain scores at 72 hours (p<0.05) and at 12 weeks (p<0.05).

We believe these data validate iovera° as a clinically meaningful non-opioid alternative for patients undergoing TKA, and that iovera° offers the opportunity to provide patients with non-opioid pain control well in advance of any necessary surgical intervention through a number of key product attributes:

•iovera° is safe and effective with immediate pain relief that can last for several months as the nerve regenerates over time;

•iovera° is repeatable;

•The iovera° technology does not risk damage to the surrounding tissue;

•iovera° is a convenient handheld device with a single-use procedure-specific smart tip; and

•iovera° can be delivered precisely using ultrasound guidance or an anatomical landmark.

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

Product Pipeline

Given the proven safety, flexibility and customizability of our DepoFoam platform for acute, sub-acute and chronic pain applications, we have additional DepoFoam-based products in preclinical development. Following data readouts from animal and other feasibility studies for these candidates, we have prioritized two programs for clinical development: (i) the intrathecal delivery of a DepoFoam-based analgesic for acute and chronic pain and (ii) DepoDexmedetomidine, a sedative-analgesic for end-of-life pain and painful conditions in the elderly.

We plan to invest in clinical initiatives to broaden the scope of iovera° applications and improve its functionality for current and future end users. This will be accomplished through enhancements across the product line, which is comprised of single-use disposable units as well as non-disposable handheld devices.

In parallel, our business development team continues to pursue innovative acquisition targets that align with our strategy and are complementary to EXPAREL and iovera° by thoughtfully pursuing adjacent opportunities that are of great interest to the surgical and anesthesia audiences we are already calling on today. Our goal is to build a portfolio of customer-focused non-opioid and regenerative health solutions to improve patients’ journeys along the neural pain pathway.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for veterinary use in the U.S. and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Net product sales:
EXPAREL	$101,269	$90,615	12%
Bupivacaine liposome injectable suspension	1,206	291	100% +
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	102,475	90,906	13%
iovera°	2,270	—	N/A
Total net product sales	104,745	90,906	15%
Royalty revenue	939	407	100% +
Total revenues	$105,684	$91,313	16%

The 12% increase in net product sales of EXPAREL in the three months ended March 31, 2020 versus 2019 was primarily due to an 11% increase in unit volume and a 6% increase in gross selling price per unit. These increases were partially offset by changes in the sales mix of EXPAREL vial sizes. The demand for EXPAREL has generally continued to increase as a result of a number of key growth initiatives, such as the expansion of the use of EXPAREL to include brachial plexus nerve block, the success of our co-promotion agreement with DePuy Synthes, and the continued implementation of EXPAREL-based opioid-sparing ERAS protocols across a wide range of soft tissue and orthopedic surgical procedures. Net product sales of EXPAREL were impacted during the second half of March 2020 as a result of the suspension of elective surgical procedures related to the COVID-19 pandemic. There was also an increase in sales of our bupivacaine liposome injectable suspension to Aratana for veterinary use in the three months ended March 31, 2020.

As part of the MyoScience Acquisition, we acquired the iovera° system and began recognizing net product sales in April 2019. Net product sales were $2.3 million for the three months ended March 31, 2020. Thus far, we have seen the greatest iovera° demand as pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee. We began to experience an impact to iovera° sales from the COVID-19 pandemic in the second half of March 2020.

We expect that the suspension of elective surgeries will impact our future sales of EXPAREL and iovera° until governmental action and patient or clinical decisions enable the resumption of elective medical procedures.

Royalty revenue reflects the royalties earned on sales to Aratana. Royalty revenue increased by more than 100% in the three months ended March 31, 2020 versus 2019 as a result of the timing of orders placed by Aratana.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the three months ended March 31, 2020 and 2019 (in thousands):

March 31, 2020	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2019	$540	$962	$1,486	$1,816	$4,804
Provision	194	2,106	1,586	2,550	6,436
Payments / Adjustments	(125)	(2,307)	(2,088)	(2,858)	(7,378)
Balance at March 31, 2020	$609	$761	$984	$1,508	$3,862

March 31, 2019	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2018	$344	$779	$1,167	$1,010	$3,300
Provision	173	1,873	1,418	1,959	5,423
Payments / Adjustments	(141)	(1,829)	(1,741)	(1,685)	(5,396)
Balance at March 31, 2019	$376	$823	$844	$1,284	$3,327

Total reductions to gross product sales from sales-related allowances and accruals were $6.4 million and $5.4 million, or 5.8% and 5.6% of gross product sales, for the three months ended March 31, 2020 and 2019, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in discounting driven by higher sales volume from customers with discount contracts.
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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Cost of goods sold	$29,732	$27,303	9%
Gross margin	72%	70%

Gross margin improved two percentage points in the three months ended March 31, 2020 versus 2019. A four percentage point improvement is due to manufacturing efficiencies at our Science Center Campus in San Diego, California, which were partially offset by a two percentage point decrease as a result of unplanned downtime at our custom manufacturing suite in Swindon, England (under our partnership with Thermo Fisher Scientific Pharma Services, or Thermo Fisher).

Despite shelter-in-place orders to combat the COVID-19 pandemic in California and England, there were no interruptions to our EXPAREL operations at either the Science Center Campus or Swindon manufacturing sites as the production of EXPAREL is considered essential. Our Fremont, California facility, where we manufacture iovera°, was closed for three weeks in March 2020 to implement safety protocols and guidelines related to the COVID-19 pandemic. The Fremont facility resumed normal operations in April 2020.

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

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Clinical and preclinical development	$6,359	$5,787	10%
Product development and manufacturing capacity expansion	6,605	6,403	3%
Regulatory and other	1,669	976	71%
Stock-based compensation	1,186	1,218	(3)%
Total research and development expense	$15,819	$14,384	10%
% of total revenues	15%	16%

Total research and development expense increased 10% in the three months ended March 31, 2020 versus 2019.

The 10% increase in clinical and preclinical development expense in the three months ended March 31, 2020 versus 2019 is due to the enrollment and completion of our PEC Block (Breast Augmentation) clinical trial, ongoing enrollment in our Phase 4 Spine (“FUSION”) clinical trial as well as startup activities related to both our Lower Extremity Nerve Block (“STRIDE”) study and a Phase 1 intrathecal clinical trial to evaluate the safety and pharmacokinetics of EXPAREL administered via a single intrathecal injection. These increases were partially offset by the completion of our Phase 3 Pediatric (“PLAY”) clinical trial, our Phase 4 Opioid-Free C-Section (“CHOICE”) clinical trial and our Phase 4 C-Section clinical trial. Due to the COVID-19 pandemic, clinical trial activities are currently delayed or experiencing suspended enrollment as a result of the suspension of elective surgical procedures. As a result, we anticipate a reduction in expenditures related to most of our clinical trial activities in the near-term.

Product development and manufacturing capacity expansion expense increased 3% in the three months ended March 31, 2020 versus 2019. These amounts primarily consist of costs related to the significant scale-up of our manufacturing capacity at the Thermo Fisher site in Swindon, England.

Regulatory and other expense increased 71% in the three months ended March 31, 2020 versus 2019 due to activities related to our European Marketing Authorization Application, or MAA, for EXPAREL and the dissemination and publication of EXPAREL and iovera° data in response to medical information queries.

Stock-based compensation decreased by 3% in the three months ended March 31, 2020 versus 2019 due to fewer equity awards outstanding to research and development personnel.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Sales and marketing	$27,912	$31,556	(12)%
General and administrative	10,426	10,624	(2)%
Stock-based compensation	6,442	5,125	26%
Total selling, general and administrative expense	$44,780	$47,305	(5)%
% of total revenues	42%	52%

Total selling, general and administrative expenses decreased 5% in the three months ended March 31, 2020 versus 2019.

Sales and marketing expenses decreased 12% in the three months ended March 31, 2020 versus 2019. The decrease was primarily driven by a decline in commissions related to our co-promotion agreement with DePuy Synthes as a result of the suspension of elective surgeries due to the COVID-19 pandemic. The decrease was partially offset by additional selling and promotional activities to support the growth of EXPAREL, including expanding our team in the field in order to support our growth plan, initiatives related to our co-promotion agreement with DePuy Synthes and additional marketing spend related to ambulatory and dental reimbursement codes. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we have continued investing in marketing initiatives and customer outreach for iovera°.

In the near-term, we expect reductions in sales and marketing expenditures, including, but not limited to, those resulting from a decline in commissions related to our co-promotion agreement with DePuy Synthes, the cancellations of in-person industry conferences and the suspension of non-essential employee travel.

General and administrative expenses decreased 2% in the three months ended March 31, 2020 versus 2019. The decrease was primarily due to an insurance recovery of $2.1 million for legal expenditures related to our Department of Justice inquiry, which was partially offset by expenditures to support the expansion of the business following the MyoScience Acquisition.

Stock-based compensation increased 26% in the three months ended March 31, 2020 versus 2019, primarily due to an increase in personnel and the number of equity grants awarded.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Amortization of acquired intangible assets	$1,967	$—	N/A
As part of the MyoScience Acquisition we acquired intangible assets consisting of developed technology and customer relationships, with estimated useful lives of 14 and 10 years, respectively. Amortization began in the second quarter of 2019 on a straight-line basis. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related (Gains) Charges and Product Discontinuation

The following table provides a summary of the costs related to the MyoScience Acquisition and our DepoCyt(e) discontinuation activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Acquisition-related (gains) charges	$(3,739)	$1,213	N/A
Product discontinuation	31	29	7%
Total acquisition-related (gains) charges and product discontinuation, net	$(3,708)	$1,242	N/A

As part of the MyoScience Acquisition, we recognized a gain of $3.7 million and charges of $1.2 million in the three months ended March 2020 and 2019, respectively. Of the total for the three months ended March 31, 2020, a $3.9 million decrease in the fair value of contingent consideration was recorded as a result of the impact of the COVID-19 pandemic and the reduced likelihood that certain commercial milestones will be achieved within the eligible timeframe. This decrease was partially offset by $0.2 million in legal, accounting and tax services. The $1.2 million for the three months ended March 31, 2019 represented advisory costs, including legal, financial, accounting and tax services.

In both of the three month periods ended March 31, 2020 and 2019, we recorded charges of less than $0.1 million related to the discontinuation of our DepoCyt(e) manufacturing activities for contract and exit costs.
Other Income (Expense)
The following table provides information regarding other (expense) income during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Interest income	$1,589	$2,156	(26)%
Interest expense	(6,022)	(5,814)	4%
Other, net	(4,104)	61	N/A
Total other expense, net	$(8,537)	$(3,597)	100% +
Total other expense, net increased by more than 100% in the three months ended March 31, 2020 versus 2019, primarily due to a $4.0 million unrealized loss on our equity investment in TELA Bio, Inc., or TELA Bio, due to its significant decrease in market value as of March 31, 2020. There was also more amortization of the discount on our 2.375% convertible senior notes due 2022, or 2022 Notes, and a decrease in interest income due to a decline in interest rates.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2020	2019
Income tax expense	$398	$253	N/A
Effective tax rate	5%	(10)%

For the three months ended March 31, 2020 and 2019, we recorded income tax expense of $0.4 million and $0.3 million, respectively. The income tax expense for the three months ended March 31, 2020 and 2019 reflects current state income taxes. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2020 or 2019. The utilization of our NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired iovera° as part of the MyoScience Acquisition in April 2019. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under prior debt facilities and collaborative licensing and milestone revenue. As of March 31, 2020, we had an accumulated deficit of $391.2 million, cash and cash equivalents, short-term and long-term investments of $353.6 million and working capital of $351.3 million.

As discussed above, we anticipate that the COVID-19 pandemic will result in a reduction of certain commercial and clinical expenditures which would offset some of the revenue impact caused by the COVID-19 pandemic. We currently expect that our cash, short-term and long-term investments on hand will be adequate to cover any potential short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allows for certain measures to increase liquidity for businesses such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We are continuing to evaluate the overall impact of the CARES Act on our business. We currently expect to benefit from the provision to defer the payment of certain employer payroll taxes of approximately $4.0 million for calendar year 2020, with half of these payments due at each of December 31, 2021 and December 31, 2022, respectively.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statement of Cash Flows Data:	2020	2019
Net cash provided by (used in):
Operating activities	$6,208	$3,499
Investing activities	(28,566)	78,481
Financing activities	(1,281)	530
Net (decrease) increase in cash and cash equivalents	$(23,639)	$82,510
Operating Activities

During the three months ended March 31, 2020, net cash provided by operating activities was $6.2 million compared to $3.5 million during the three months ended March 31, 2019. The increase of $2.7 million was primarily attributable to a 12% increase in net product sales of EXPAREL. This increase was partially offset by increased expenditures related to our ongoing clinical trials, our European MAA for EXPAREL, growing a team of account managers focused on the outpatient market for EXPAREL as well as marketing initiatives and customer outreach for iovera°.

Investing Activities

During the three months ended March 31, 2020, net cash used in investing activities was $28.6 million, which reflected $21.8 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $6.7 million. Major fixed asset purchases included equipment for a new EXPAREL capacity expansion project at our Science Center Campus.

During the three months ended March 31, 2019, net cash provided by investing activities was $78.5 million, which reflected $80.5 million of short-term investment maturities (net of purchases), partially offset by purchases of fixed assets of $2.0 million. Major fixed asset purchases included continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher, and facility upgrades at our Science Center Campus.

Financing Activities

During the three months ended March 31, 2020, net cash used in financing activities was $1.3 million, which consisted of $4.7 million of contingent consideration payments made to MyoScience securityholders, partially offset by proceeds from the exercise of stock options of $3.5 million.

During the three months ended March 31, 2019, net cash provided by financing activities was $0.5 million, which consisted of proceeds from the exercise of stock options of $1.1 million, partially offset by $0.6 million of payments made to retire our 3.25% convertible senior notes due 2019.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At March 31, 2020, the outstanding principal on the 2022 Notes was $345.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at March 31, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

As of April 1, 2020, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption.

See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and to service our indebtedness through at least May 7, 2021. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
•the impact of the COVID-19 pandemic, including the amounts and delays of suspended surgical procedures, clinical trials and general economic conditions;
•our ability to successfully continue to expand the commercialization of EXPAREL, including outside of the U.S.;
•the costs of expanding the commercialization of iovera°, including outside of the U.S.;
•the cost and timing of expanding our manufacturing facilities for EXPAREL and other product candidates, including the construction of an additional manufacturing suite at Thermo Fisher’s facility in Swindon, England and an EXPAREL capacity expansion project at our Science Center Campus;
•the cost and timing of potential milestone payments to MyoScience security holders, which could be up to an aggregate of $68.0 million if certain regulatory and commercial milestones are met, which includes a milestone payment of $10.0 million to be paid in the second quarter of 2020;
•the cost and timing of potential milestone payments to Skyepharma, which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products, including EXPAREL, are met, or upon the first commercial sale in the United Kingdom, France, Germany, Italy or Spain;
•the timing of and extent to which the holders of our 2022 Notes elect to convert their notes;
•costs related to legal and regulatory issues;
•the costs of performing additional clinical trials for EXPAREL, including the pediatric trials required by the FDA as a condition of approval;
•the costs of performing additional clinical trials for iovera°;
•the costs for the development and commercialization of other product candidates; and
•the extent to which we acquire or invest in products, businesses and technologies.

We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all. In particular, capital market disruptions or negative economic conditions may hinder our access to capital.

Off-Balance Sheet Arrangements
Other than one lease agreement that has not yet commenced for which there are future obligations, we do not have any material off-balance sheet arrangements as of March 31, 2020, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Critical Accounting Policies and Use of Estimates
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2019.

Contractual Obligations
There have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2020 by approximately $1.8 million.

We have an equity investment in the common stock of TELA Bio (traded on the Nasdaq Global Select Market under the ticker symbol “TELA”). Changes in the stock price of TELA Bio will affect the value of our investment, and we could incur realized or unrealized losses on all or a part of the value of this investment. At March 31, 2020, the value of our investment in TELA Bio was $6.1 million. A hypothetical 10% decrease in the market price of TELA Bio stock would have caused a decrease in our carrying amount by $0.6 million. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein for additional information on our investment in TELA Bio.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2020, the estimated fair value of the 2022 Notes was $960 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At March 31, 2020, all $345.0 million of principal remains outstanding on the 2022 Notes.

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

On April 9, 2019, we acquired MyoScience (now Pacira CryoTech, Inc., or CryoTech). As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of CryoTech. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. CryoTech legacy systems continue to be used for inventory and costs of goods sold for the three months ended March 31, 2020, which accounted for less than 1% of the Company’s assets and less than 5% of its cost of goods sold.

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. We are cooperating with the government’s inquiry. We can make no assurances as to the time or resources that will need to be devoted to this inquiry or its final outcome.

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

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 and those set forth below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

A pandemic, epidemic or outbreak of a contagious disease (such as the novel coronavirus (COVID-19) pandemic), or fear of such an event, could have a material adverse effect on our business, operating results and financial condition.

A pandemic, epidemic or outbreak of an infectious disease, including the current COVID-19 pandemic, or other public health crisis, could have a material adverse effect on our business, financial condition and operations, including but not limited to our revenue and cash flows, including potential decreases in sales, manufacturing issues, supply issues and delays in payments by our customers. For example, as a result of the COVID-19 pandemic, elective surgeries have been suspended since the second half of March 2020 in many jurisdictions, and it is unknown when such elective surgeries will resume, whether due to governmental restrictions, patient or clinical decisions or general economic conditions. A prolonged suspension of elective surgeries by governmental restrictions or action would cause net sales of our products to decrease. In addition, due to health concerns from the COVID-19 pandemic or negative economic conditions, patients and clinicians could cancel or defer elective procedures or otherwise avoid medical treatment, which would result in reduced patient volumes and revenues, which could potentially continue over an extended period of time.

Business disruptions could include disruptions or restrictions to our workforce, including the ability of our sales teams to interact with our customers and healthcare professionals to educate them on the benefits of our products and perform typical sales activities. For example, the ongoing COVID-19 pandemic has required our sales representatives to work from home and has prevented them from the usual practice of calling on our customers and healthcare professionals in person in a healthcare setting, including hospitals and ambulatory surgical centers. In addition, any temporary closures of our manufacturing facilities or the facilities of our suppliers and contract manufacturers (and the resulting impact on production or our products) or the workforce at such facilities, could cause delays in the shipment or production of our products. If our customers experience disruptions to their businesses and cash flows, we could experience delays or difficulties with the collection of our accounts receivable. Any sustained impacts and business disruptions to our facilities or workforce, our customers, our suppliers, or our contract manufacturers would likely adversely impact our cash flows, sales and operating results.

Ultimately, the extent to which COVID-19 or other public health crises could impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on elective surgeries, travel and other activity through quarantines/social distancing and other measures, public reactions to these factors and more.

The extent to which COVID-19 impacts our business, revenues and results of operations will depend on future developments, which are highly uncertain, constantly changing and cannot be predicted. This includes new information that may emerge concerning the severity of COVID-19, the spread and proliferation of COVID-19 around the world, the duration of the outbreak and the actions taken to contain COVID-19 or treat its impact, among others.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Executive Employment Agreement, dated June 19, 2019, between the Registrant and Max Reinhardt.†

10.2	Executive Employment Agreement, dated April 24, 2017, between the Registrant and Roy Winston.†

10.3	Fourth through Eleventh Amendments to Commercial Outsourcing Services Agreement, between the Registrant and Integrated Commercialization Solutions, Inc.#

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*                                     Filed herewith.

**                              Furnished herewith.

†                              Denotes management contract or compensatory plan or arrangement.

#                              Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	May 7, 2020	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 7, 2020	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)