Form 10-Q
period 2020-06-30
Pacira BioSciences, Inc.
filed 2020-08-06
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 2, 2020, 42,742,176 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

ASSETS	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$78,552	$78,228
Short-term investments	248,240	213,722
Accounts receivable, net	44,013	47,530
Inventories, net	66,690	58,296
Prepaid expenses and other current assets	18,328	10,781
Total current assets	455,823	408,557
Long-term investments	8,261	64,798
Fixed assets, net	113,297	104,681
Right-of-use assets, net	77,799	38,124
Goodwill	99,547	99,547
Intangible assets, net	100,454	104,387
Equity investment and other assets	10,930	10,971
Total assets	$866,111	$831,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,160	$12,799
Accrued expenses	47,684	70,427
Lease liabilities	7,620	4,935
Contingent consideration	4,504	18,179
Income taxes payable	1,615	1,333
Total current liabilities	70,583	107,673
Convertible senior notes	314,182	306,045
Lease liabilities	73,888	40,938
Contingent consideration	16,326	19,963
Other liabilities	2,984	1,502
Total liabilities	477,963	476,121
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 42,608,257 shares issued and outstanding at June 30, 2020; 41,908,148 shares issued and outstanding at December 31, 2019	43	42
Additional paid-in capital	785,124	753,978
Accumulated deficit	(398,509)	(399,398)
Accumulated other comprehensive income	1,490	322
Total stockholders’ equity	388,148	354,944
Total liabilities and stockholders’ equity	$866,111	$831,065

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$75,216	$101,824	$179,961	$192,730
Royalty revenue	289	780	1,228	1,187
Total revenues	75,505	102,604	181,189	193,917
Operating expenses:
Cost of goods sold	22,305	25,201	52,037	52,505
Research and development	13,620	17,827	29,440	32,210
Selling, general and administrative	43,342	49,126	88,122	96,431
Amortization of acquired intangible assets	1,967	1,770	3,933	1,770
Acquisition-related charges (gains) and product discontinuation, net	1,418	3,405	(2,290)	4,647
Total operating expenses	82,652	97,329	171,242	187,563
Income (loss) from operations	(7,147)	5,275	9,947	6,354
Other (expense) income:
Interest income	1,323	1,817	2,911	3,973
Interest expense	(5,456)	(5,878)	(11,477)	(11,691)
Other, net	3,969	(87)	(136)	(26)
Total other expense, net	(164)	(4,148)	(8,702)	(7,744)
Income (loss) before income taxes	(7,311)	1,127	1,245	(1,390)
Income tax benefit (expense)	42	1,603	(356)	1,349
Net income (loss)	$(7,269)	$2,730	$889	$(41)

Net income (loss) per share:
Basic net income (loss) per common share	$(0.17)	$0.07	$0.02	$(0.00)
Diluted net income (loss) per common share	$(0.17)	$0.06	$0.02	$(0.00)
Weighted average common shares outstanding:
Basic	42,221	41,384	42,126	41,312
Diluted	42,221	42,345	42,861	41,312

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(7,269)	$2,730	$889	$(41)
Other comprehensive income:
Net unrealized gain on investments	2,536	318	1,168	780
Total other comprehensive income	2,536	318	1,168	780
Comprehensive income (loss)	$(4,733)	$3,048	$2,057	$739

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at March 31, 2020	42,117	$42	$766,280	$(391,240)	$(1,046)	$374,036
Exercise of stock options	220	1	8,201	—	—	8,202
Vested restricted stock units	234	—	—	—	—	—
Shares issued under employee stock purchase plan	37	—	1,421	—	—	1,421
Stock-based compensation	—	—	9,222	—	—	9,222
Net unrealized gain on investments	—	—	—	—	2,536	2,536
Net loss	—	—	—	(7,269)	—	(7,269)
Balance at June 30, 2020	42,608	$43	$785,124	$(398,509)	$1,490	$388,148

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at March 31, 2019	41,289	$41	$718,449	$(391,153)	$182	$327,519
Exercise of stock options	97	—	2,029	—	—	2,029
Vested restricted stock units	184	1	—	—	—	1
Shares issued under employee stock purchase plan	36	—	1,270	—	—	1,270
Stock-based compensation	—	—	7,783	—	—	7,783
Net unrealized gain on investments	—	—	—	—	318	318
Net income	—	—	—	2,730	—	2,730
Balance at June 30, 2019	41,606	$42	$729,531	$(388,423)	$500	$341,650

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(In thousands)
(Unaudited)

	Common Stock			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount					Total
Balance at December 31, 2019	41,908	$42		$753,978	$(399,398)	$322	$354,944
Exercise of stock options	427	1		11,655	—	—	11,656
Vested restricted stock units	236	—		—	—	—	—
Shares issued under employee stock purchase plan	37	—	—	1,421	—	—	1,421
Stock-based compensation	—	—		18,070	—	—	18,070
Net unrealized gain on investments	—	—		—	—	1,168	1,168
Net income	—	—		—	889	—	889
Balance at June 30, 2020	42,608	$43		$785,124	$(398,509)	$1,490	$388,148

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2018	41,223	$41	$709,691	$(388,226)	$(280)	$321,226
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-02 (Note 2)	—	—	—	(156)	—	(156)
Exercise of stock options	159	—	3,586	—	—	3,586
Vested restricted stock units	188	1	—	—	—	1
Shares issued under employee stock purchase plan	36	—	1,270	—	—	1,270
Stock-based compensation	—	—	15,217	—	—	15,217
Retirement of equity component of 2019 convertible senior notes	—	—	(233)	—	—	(233)
Net unrealized gain on investments	—	—	—	—	780	780
Net loss	—	—	—	(41)	—	(41)
Balance at June 30, 2019	41,606	$42	$729,531	$(388,423)	$500	$341,650

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$889	$(41)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of fixed assets and amortization of intangible assets	9,810	8,881
Amortization of debt issuance costs	883	844
Amortization of debt discount	7,254	6,749
Loss on disposal and impairment of fixed assets	22	157
Stock-based compensation	18,070	15,217
Changes in contingent consideration	(2,312)	—
Gain on investment	(8)	—
Changes in operating assets and liabilities (net of MyoScience, Inc. acquisition):
Accounts receivable, net	3,517	(2,141)
Inventories, net	(8,394)	(2,519)
Prepaid expenses and other assets	(1,701)	(1,163)
Accounts payable	(3,517)	(1,321)
Accrued expenses and income taxes payable	(21,468)	1,844
Other liabilities	(3,052)	(245)
Payment of contingent consideration to MyoScience, Inc. securityholders	(9,409)	—
Net cash (used in) provided by operating activities	(9,416)	26,262
Investing activities:
Acquisition of MyoScience, Inc. (net of cash acquired)	—	(118,683)
Purchases of fixed assets	(15,630)	(4,070)
Purchases of investments	(72,263)	(141,960)
Sales of investments	95,450	163,017
Equity Investment	—	(1,622)
Net cash provided by (used in) investing activities	7,557	(103,318)
Financing activities:
Proceeds from exercises of stock options	6,353	3,568
Proceeds from shares issued under employee stock purchase plan	1,421	1,270
Repayment of 2019 convertible senior notes	—	(338)
Conversion premium on 2019 convertible senior notes	—	(233)
Payment of contingent consideration to MyoScience, Inc securityholders	(5,591)	—
Net cash provided by financing activities	2,183	4,267
Net increase (decrease) in cash and cash equivalents	324	(72,789)
Cash and cash equivalents, beginning of period	78,228	132,526
Cash and cash equivalents, end of period	$78,552	$59,737
Supplemental cash flow information:
Cash paid for interest	$4,097	$4,102
Cash paid for income taxes, net of refunds	$80	$490
Non-cash investing and financing activities:
Net increase in contingent consideration liabilities	$—	$28,470
Net decrease in accrued fixed assets	$(1,115)	$(682)

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is a leading provider of non-opioid pain management and regenerative health solutions to advance and improve outcomes for health care practitioners and their patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States in April 2012. EXPAREL utilizes DepoFoam®, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience. The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves.

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

The Company is managed and operated as a single business focused on the discovery, development, manufacture, marketing, distribution and sale of non-opioid pain management and regenerative health solutions. The Company is managed by a single management team, and consistent with its organizational structure, the Chief Executive Officer and Chairman manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one reportable segment to evaluate performance, allocate resources, set operational targets and forecast its future financial results.

Novel Coronavirus (COVID-19) Pandemic

During the second quarter of 2020, the Company’s net product sales were negatively impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19), which mandated significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020; however, the Company does not know how long other states will mandate stay at home orders, how long it will take the surgical community to return to normal operations or if states will return to placing restrictions on elective surgical procedures. The Company’s manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to the Company’s supply chain. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

The condensed consolidated financial statements at June 30, 2020, and for the three and six-month periods ended June 30, 2020 and 2019, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2019 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Largest wholesaler	32%	32%	31%	34%
Second largest wholesaler	30%	29%	31%	29%
Third largest wholesaler	24%	26%	25%	26%
Total	86%	87%	87%	89%

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
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard became effective for the Company beginning January 1, 2020 and the Company has applied these new disclosure requirements in its condensed consolidated financial statements as of and for the three and six months ended June 30, 2020.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update provides guidance to determine which implementation costs to capitalize as they relate to the service contract and which costs to expense. Any expense related to the capitalized implementation costs should be recorded in the same financial statement line item in the consolidated statements of operations as the fees associated with the hosting element of the arrangement, and the payments for capitalized implementation costs should be classified in the same manner as payments made for fees associated with the hosting element in the consolidated statements of cash flows. This standard became effective for the Company beginning January 1, 2020. The amendments are to be applied prospectively to all implementation costs incurred after the date of adoption. The Company did not incur any implementation costs in a hosting arrangement during the three and six months ended June 30, 2020.

Recent Accounting Pronouncements Not Adopted as of June 30, 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocation, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard will be effective for the Company beginning January 1, 2021, with early adoption of the amendments permitted. The Company is evaluating the impact from the adoption of ASU 2019-12 on its consolidated financial statements.

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

Net Product Sales

The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users, namely hospitals, ambulatory surgery centers and healthcare provider offices. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL revenue is recorded at the time the product is delivered to the end-user.

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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net product sales:
EXPAREL / bupivacaine liposome injectable suspension	$73,821	$99,789	$176,296	$190,695
iovera°	1,395	2,035	3,665	2,035
Total net product sales	$75,216	$101,824	$179,961	$192,730

NOTE 4—MYOSCIENCE ACQUISITION

On April 9, 2019, the Company acquired MyoScience (the “MyoScience Acquisition”), a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger, under which MyoScience became a wholly-owned subsidiary of the Company and was renamed Pacira CryoTech, Inc. The total consideration was $147.5 million, which included a net cash payment of $119.0 million and the fair value of contingent consideration in the amount of $28.5 million. The contingent consideration consisted of contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which $58.0 million are available as of June 30, 2020. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the six months ended June 30, 2020, the Company made $15.0 million of cash payments for the achievement of two regulatory milestones. See Note 10, Financial Instruments, for information on the measurement and amounts recognized on the Company’s condensed consolidated balance sheets for contingent consideration.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and six months ended June 30, 2019 as if the MyoScience Acquisition had occurred on January 1, 2019. This pro forma information does not purport to represent what the Company’s actual results would have been and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Total revenues	$102,913	$196,366
Net income (loss)	$4,234	$(4,742)
Pro forma basic and diluted net income (loss) loss per share	$0.10	$(0.11)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and MyoScience. The summary pro forma financial information primarily reflects the following pro forma adjustments:

•Removal of the acquisition-related transaction fees and costs, including certain stock-based compensation and other compensation expenses related to the acquisition;

•Removal of the income tax benefit resulting from the Company decreasing its existing valuation allowance;

•Removal of MyoScience's loss on extinguishment of debt and warrant expense;

•Removal of MyoScience’s interest expense;

•Adjustments to the Company’s interest income for the cash used to acquire MyoScience; and

•The addition of amortization expense on the acquired developed technology and customer relationship intangible assets.

NOTE 5—INVENTORIES

The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$23,894	$20,019
Work-in-process	9,699	14,407
Finished goods	33,097	23,870
Total	$66,690	$58,296

In December 2019, the Company’s contract manufacturer experienced a media fill failure, which is part of the routine aseptic manufacturing requalification program, and an investigation was completed in April 2020. Based on the results of the investigation, the Company determined that no inventory reserves are required related to the media fill failure, and that all inventory in question has been determined to be sellable. The Company resumed production on this manufacturing line in May 2020.

NOTE 6—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Machinery and equipment	$74,436	$70,078
Leasehold improvements	60,856	60,441
Computer equipment and software	10,608	8,942
Office furniture and equipment	2,003	1,882
Construction in progress	46,611	38,778
Total	194,514	180,121
Less: accumulated depreciation	(81,217)	(75,440)
Fixed assets, net	$113,297	$104,681

For the three months ended June 30, 2020 and 2019, depreciation expense was $3.0 million and $3.5 million, respectively. For the three months ended June 30, 2020 and 2019, there was $0.7 million and no capitalized interest on the construction of manufacturing sites, respectively.

For the six months ended June 30, 2020 and 2019, depreciation expense was $5.9 million and $7.1 million, respectively. For the six months ended June 30, 2020 and 2019, there was $0.8 million and no capitalized interest on the construction of manufacturing sites, respectively.
At June 30, 2020 and December 31, 2019, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $65.4 million and $64.8 million, respectively.

During the six months ended June 30, 2020, the Company established an asset retirement obligation of $0.2 million related to a new building lease which contains manufacturing, research and development and office space at its Science Center Campus in San Diego, California.

NOTE 7—LEASES

The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms up to 10.2 years, some of which provide renewal options at the then-current market value. The Company also has a lease with Thermo Fisher Scientific Pharma Services, or Thermo Fisher (formerly Patheon UK Limited), for the use of their manufacturing facility in Swindon, England, which is embedded in agreements the Company has with Thermo Fisher. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Lease Costs	2020	2019	2020	2019
Fixed lease costs	$2,422	$1,516	$3,986	$2,959
Variable lease costs	601	449	1,049	829
Total	$3,023	$1,965	$5,035	$3,788

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Cash paid for operating lease liabilities	$8,503	$3,121
Right-of-use assets recorded in exchange for lease obligations	$42,101	$38,419

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
The Company has measured its operating lease liabilities at an estimated discount rate in which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

June 30, 2020
Weighted average remaining lease term	9.55 years
Weighted average discount rate	6.88%

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2020 (remaining six months)	$7,497
2021	10,745
2022	10,423
2023	10,697
2024	10,980
2025 through 2030	62,072
Total lease payments	112,414

Less: imputed interest	(30,906)
Total operating lease liabilities	$81,508

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no change in the carrying value of the Company’s goodwill during the three and six months ended June 30, 2020. The balance at both December 31, 2019 and June 30, 2020 was $99.5 million.

Skyepharma Acquisition

In March 2007, the Company acquired from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma, its California operating subsidiary named Pacira Pharmaceuticals, Inc. (the “Skyepharma Acquisition”). The Skyepharma Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the Skyepharma Acquisition date. As of June 30, 2020 the Company has recorded $62.0 million of goodwill related to the Skyepharma Acquisition.

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

Intangible Assets

MyoScience Acquisition

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):

June 30, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(9,625)	$100,375	14 years
Customer relationships	90	(11)	79	10 years
Total intangible assets	$110,090	$(9,636)	$100,454

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(5,696)	$104,304	14 years
Customer relationships	90	(7)	83	10 years
Total intangible assets	$110,090	$(5,703)	$104,387

Amortization expense on intangible assets for the three and six months ended June 30, 2020 was $2.0 million and $3.9 million, respectively. There was $1.8 million of amortization expense on intangible assets for both the three and six months ended June 30, 2019.

Assuming no changes in the gross carrying amount of these intangible assets, amortization expense on intangible assets will be $3.9 million for the remaining six months of 2020 and the future amortization expense on intangible assets will be $7.9 million annually through 2032 and $2.2 million in 2033.
NOTE 9—DEBT

Convertible Senior Notes Due 2025

On July 10, 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of 0.75% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture, or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.75% per year, payable semiannually in arrears on February 1st and August 1st of each year, beginning on February 1, 2021. The 2025 Notes mature on August 1, 2025. The Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash (including accrued interest). For more information on the 2025 Notes, see Note 17, Subsequent Events.

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

The total debt composition of the 2022 Notes is as follows (in thousands):

	June 30,	December 31,
	2020	2019
2.375% convertible senior notes due 2022	$345,000	$345,000
Deferred financing costs	(3,260)	(4,143)
Discount on debt	(27,558)	(34,812)
Total debt, net of debt discount and deferred financing costs	$314,182	$306,045

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than or equal to 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2020, this condition for conversion was not met.

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

As of June 30, 2020, the 2022 Notes had a market price of $1,096 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are settled, the Company would be required to repay the $345.0 million in principal value ($160.0 million following the July 2020 repurchase of $185.0 million aggregate principal of 2022 Notes discussed above and in Note 17, Subsequent Events) and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

As of April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. This condition was not met during the quarter ended June 30, 2020. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at June 30, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$2,048	$2,049	$4,097	$4,098
Amortization of debt issuance costs	444	424	883	844
Amortization of debt discount	3,660	3,405	7,254	6,749
Capitalized interest and other (Note 6)	(696)	—	(757)	—
Total	$5,456	$5,878	$11,477	$11,691

Effective interest rate on convertible senior notes	7.81%	7.81%	7.81%	7.81%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s equity investment is calculated utilizing market quotations from a major American stock exchange (Level 1). The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying values and fair values of the Company’s financial assets and liabilities at June 30, 2020 are as follows (in thousands):

	Carrying Value		Fair Value Measurements Using
			Level 1	Level 2	Level 3
Financial Assets:
Equity investment (3)	$10,032		$10,032	$—	$—
Financial Liabilities:
2.375% convertible senior notes due 2022 (1)	$314,182	(2)	$—	$378,206	$—
Acquisition-related contingent consideration (3)	$20,830		$—	$—	$20,830
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $52.47 per share on June 30, 2020 compared to a conversion price of $66.89 per share. Therefore, at June 30, 2020, the conversion price was above the stock price. The maximum conversion premium that could have been due on the 2022 Notes at June 30, 2020 was approximately 5.2 million shares of the Company’s common stock, which subsequently became 2.4 million shares after the July 2020 redemption of $185 million of aggregate principal 2022 Notes (see Note 17, Subsequent Events, for more information). These figures assume no increases in the conversion rate for certain corporate events.
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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The Company has recognized contingent consideration related to the MyoScience Acquisition in the amount of $20.8 million as of June 30, 2020. Refer to Note 4, MyoScience Acquisition and Note 15, Acquisition-Related (Gains) Charges and Product Discontinuation, Net, for more information.

The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has, as a result of revisions to its forecasted revenues (principally due to the impact of the COVID-19 pandemic), for the three and six month periods ended June 30, 2020, recognized $1.6 million of charges and $2.3 million of gains related to contingent consideration, respectively, which have been included in acquisition-related charges (gains) in the condensed consolidated statements of operations. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts. At June 30, 2020, the weighted average discount rate was 5.96% and the weighted average probability of success for regulatory milestones was 22.4%. There were no changes in the fair value of contingent consideration in the three and six months ended June 30, 2019.

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of June 30, 2020
Discount rates	5.94% to 6.03%
Probabilities of payment for regulatory milestones	3% to 100%
Projected years of payment for regulatory and commercial milestones	2020 to 2023

The maximum remaining potential payments related to the contingent consideration from the MyoScience Acquisition are $58.0 million.

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2019	$38,142
Fair value adjustments and accretion	(2,312)
Payments made	(15,000)
Balance at June 30, 2020	$20,830

Investments

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year but less than two years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At June 30, 2020, all of the Company’s short-term and long-term investments are classified as available for sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.

The following summarizes the Company’s investments at June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$61,567	$471	$—	$62,038
Commercial paper	15,472	22	—	15,494
Corporate bonds	169,767	941	—	170,708
Subtotal	246,806	1,434	—	248,240
Long-term:
Corporate bonds	8,205	56	—	8,261
Subtotal	8,205	56	—	8,261
Total	$255,011	$1,490	$—	$256,501

December 31, 2019 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$43,166	$54	$—	$43,220
Commercial paper	32,250	20	—	32,270
Corporate bonds	138,012	225	(5)	138,232
Subtotal	213,428	299	(5)	213,722
Long-term:
Asset-backed securities	28,064	10	(15)	28,059
Corporate bonds	36,706	37	(4)	36,739
Subtotal	64,770	47	(19)	64,798
Total	$278,198	$346	$(24)	$278,520

At June 30, 2020, there were no investments held for sale that were less than their amortized cost.

The Company elects to recognize its interest receivable separate from its available for sale investments. At June 30, 2020 and December 31, 2019, the interest receivable recognized in prepaid expenses and other current assets was $1.7 million and $1.4 million, respectively.

Equity Investment

At both June 30, 2020 and December 31, 2019, the Company held an equity investment in TELA Bio, Inc., or TELA Bio, in its condensed consolidated balance sheets in the amount of $10.0 million. The Company records its investment in TELA Bio at fair value based on a quoted market price, which resulted in an unrealized gain in the amount of $4.0 million during the three months ended June 30, 2020 and an unrealized gain of less than $0.1 million in the six months ended June 30, 2020. The fair values at both June 30, 2020 and December 31, 2019 were based on Level 1 inputs.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of June 30, 2020, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 33%, 30% and 26%. At December 31, 2019, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 37%, 29% and 26%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of June 30, 2020 and December 31, 2019, the Company did not deem any allowances for credit losses on its accounts receivable necessary.

NOTE 11—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of goods sold	$1,284	$1,156	$2,503	$2,247
Research and development	1,357	1,257	2,544	2,475
Selling, general and administrative	6,581	5,370	13,023	10,495
Total	$9,222	$7,783	$18,070	$15,217

Stock-based compensation from:
Stock options	$6,388	$5,378	$12,614	$10,499
Restricted stock units	2,636	2,204	5,037	4,311
Employee stock purchase plan	198	201	419	407
Total	$9,222	$7,783	$18,070	$15,217

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2020:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2019	6,706,378	$42.80
Granted	1,346,703	46.72
Exercised	(427,606)	27.26
Forfeited	(150,954)	41.93
Expired	(31,982)	61.24
Outstanding at June 30, 2020	7,442,539	44.34

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2019	631,141	$41.87
Granted	564,326	47.35
Vested	(235,835)	41.91
Forfeited	(32,059)	42.72
Unvested at June 30, 2020	927,573	45.16

The weighted average fair value of stock options granted during the six months ended June 30, 2020 was $22.05 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Six Months Ended June 30, 2020
Expected dividend yield	None
Risk-free interest rate	0.57%
Expected volatility	53.48%
Expected term of options	5.36 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2020, 36,668 shares were purchased and issued through the ESPP.

NOTE 12—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended June 30,
Net unrealized gains (losses) from available for sale investments:	2020	2019
Balance at beginning of period	$322	$(280)
Other comprehensive income before reclassifications	1,168	780
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$1,490	$500

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
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three months ended June 30, 2020 and the six months ended June 30, 2019, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(7,269)	$2,730	$889	$(41)
Denominator:
Weighted average common shares outstanding—basic	42,221	41,384	42,126	41,312
Computation of diluted securities:
Dilutive effect of stock options	—	810	567	—
Dilutive effect of RSUs	—	148	168	—
Dilutive effect of ESPP purchase options	—	3	—	—
Weighted average common shares outstanding—diluted	42,221	42,345	42,861	41,312
Net income (loss) per share:
Basic net income (loss) per common share	$(0.17)	$0.07	$0.02	$(0.00)
Diluted net income (loss) per common share	$(0.17)	$0.06	$0.02	$(0.00)

The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of stock options	6,804	4,426	5,327	5,932
Weighted average number of RSUs	681	190	186	570
Weighted average ESPP purchase options	37	—	20	36
Total	7,522	4,616	5,533	6,538

NOTE 14—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) before income taxes:
Domestic	$(6,645)	$3,760	$6,400	$5,580
Foreign	(666)	(2,633)	(5,155)	(6,970)
Total income (loss) before income taxes	$(7,311)	$1,127	$1,245	$(1,390)

For the three months ended June 30, 2020 and 2019, the Company recorded an income tax benefit of less than $0.1 million and $1.6 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded income tax expense of $0.4 million and an income tax benefit of $1.3 million, respectively. The tax provisions recorded for 2020 and 2019 reflect current state income taxes. The income tax benefit for the three and six months ended June 30, 2019 is primarily related to the MyoScience Acquisition and a $1.8 million reduction in the Company’s valuation allowance on its deferred tax assets due to the acquisition. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2020 or 2019. The utilization of the Company’s NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs. However, if the Company’s results of operations continue to improve, the Company may be required to reverse some or all of the valuation allowance on its deferred tax assets in the second half of 2020.

NOTE 15—ACQUISITION–RELATED (GAINS) CHARGES AND PRODUCT DISCONTINUATION, NET

MyoScience Acquisition

The Company recognized acquisition-related charges related to the MyoScience Acquisition in the amount of $1.6 million and acquisition-related gains of $2.2 million in the three and six months ended June 30, 2020, respectively. The majority of these charges and gains represented changes in the fair value of contingent consideration. In these three and six month periods, there were also charges of less than $0.1 million and $0.1 million, respectively, for legal, accounting and other related costs. The Company recognized acquisition-related charges of $3.4 million and $4.6 million in the three and six months ended June 30, 2019, respectively, related to separation costs, asset write-downs and other restructuring charges. There were no changes in the value of contingent consideration in the three and six months ended June 30, 2019. See Note 10, Financial Instruments, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.

DepoCyt(e) Discontinuation

The Company recorded gains related to its DepoCyt(e) discontinuation activities of $0.2 million and $0.1 million in the three and six month periods ended June 30, 2020, respectively. The Company recorded costs for its DepoCyt(e) discontinuation activities of $0.1 million in both the three and six month periods ended June 30, 2019. The Company ceased all production of DepoCyt(e) as of June 30, 2017. Cash payments for the DepoCyt(e) manufacturing facility are expected to be finalized in the third quarter of 2020.

Summary of Acquisition-Related Restructuring Activities and DepoCyt(e) Discontinuation Costs

The Company’s acquisition-related restructuring and DepoCyt(e) discontinuation costs as of June 30, 2020 are summarized below (in thousands):

	Severance and Related Costs	Asset Retirement Obligations, Other Restructuring and Discontinuation Costs	Total
Balance at December 31, 2019	$81	$558	$639
Charges incurred	—	21	21
Cash payments made	(81)	(449)	(530)
Balance at June 30, 2020	$—	$130	$130

NOTE 16—COMMITMENTS AND CONTINGENCIES

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including those related to patents, product liability and government investigations. The Company is not presently a party to any legal proceedings that it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Department of Justice Inquiry Settlement

In April 2015, the Company received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey pertaining to marketing and promotional practices related to EXPAREL. In July 2020, the Company formally entered into settlement agreements that resolved all outstanding investigations and claims by the United States Department of Justice, the United States Department of Health and Human Services, various States Attorneys’ General and a private plaintiff. This agreement concludes a five-year investigation related to the sale and marketing of EXPAREL. Under the various settlement agreements, the Company paid a global settlement of $3.5 million, which was previously recorded in acquisition-related charges, product discontinuation and other in the consolidated financial statements for the year ended December 31, 2019. The Company expressly denies all allegations and contentions and has admitted no wrongdoing in connection with the settlement agreements. The Company has been given assurances that this concludes the investigation that originated from the U.S. Department of Justice subpoena in April 2015.

NOTE 17—SUBSEQUENT EVENTS

Convertible Senior Notes Due 2025

On July 10, 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of its 2025 Notes and entered into the 2025 Indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.75% per year, payable semiannually in arrears on February 1st and August 1st of each year, beginning on February 1, 2021. The 2025 Notes mature on August 1, 2025. The net proceeds from the issuance of the 2025 Notes were approximately $389.9 million, after deducting commissions and the estimated offering expenses payable by the Company. A portion of the net proceeds from the 2025 Notes were used by the Company to repurchase $185.0 million of its then-outstanding 2022 Notes in privately-negotiated transactions for a total of $211.1 million of cash (including accrued interest). For more information, see Note 9, Debt.

Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only under the following circumstances:
(i) during any calendar quarter commencing after the calendar quarter ending on September 30, 2020 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
(ii) during the five business day period immediately after any five consecutive trading day period (the ‘‘measurement period’’) in which the trading price (as defined in the 2025 Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;
(iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or
(iv) if the Company calls the 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date.

On or after February 3, 2025, until the close of business on the second scheduled trading day immediately preceding August 1, 2025, holders may convert their 2025 Notes at any time.

Upon conversion, holders will receive the principal amount of their 2025 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 40 consecutive trading days during the observation period (as more fully described in the 2025 Indenture). For both the principal and excess conversion value, holders may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the 2025 Notes is 13.9324 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $71.78 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2025 Notes represents a premium of approximately 32.5% to the closing sale price of $54.17 per share of the Company’s common stock on the Nasdaq Global Select Market on July 7, 2020, the date that the Company priced the private offering of the 2025 Notes.

Prior to August 1, 2023, the Company may not redeem the 2025 Notes. On or after August 1, 2023 (but, in the case of a redemption of less than all of the outstanding 2025 Notes, no later than the 40th scheduled trading day immediately before the maturity date), the Company may redeem for cash all or part of the 2025 Notes if the last reported sale price (as defined in the 2025 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for (i) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related notice of redemption and (ii) the trading day immediately before the date the Company sends such notice. The redemption price will equal the sum of (i) 100% of the principal amount of the 2025 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change ” (as defined in the 2025 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2025 Notes.

If the Company undergoes a fundamental change, as defined in the 2025 Indenture, subject to certain conditions, holders of the 2025 Notes may require the Company to repurchase for cash all or part of their 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a ‘‘make-whole fundamental change’’ (as defined in the 2025 Indenture) occurs prior to August 1, 2025, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with the make-whole fundamental change.

The 2025 Notes are the Company’s general unsecured obligations that rank senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the 2025 Notes, and equal in right of payment to the Company’s unsecured indebtedness. The 2025 Notes are also effectively junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness, and are structurally subordinated to any debt or other liabilities (including trade payables) of the Company’s subsidiaries.

The 2025 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The 2025 Indenture contains customary events of default with respect to the 2025 Notes, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the 2025 Notes will automatically become due and payable.

Termination of Agreement with DePuy Synthes Sales, Inc.

In July 2020, the Company announced the termination of the Co-Promotion Agreement, dated January 24, 2017 between the Company and DePuy Synthes Sales Inc. to jointly market and promote the use of EXPAREL for orthopedic procedures in the United States. The Company currently estimates termination-related costs or payments to be up to $12.0 million, which will be recorded in selling, general and administrative expenses.

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain and global and U.S. economic conditions; the impact of the COVID-19 pandemic on our business, including our revenues, financial condition and results of operations; the cost and timing of an early termination payment to DePuy Synthes Sales, Inc., or DePuy Synthes; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL®(bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL; our ability to realize the anticipated benefits and synergies from the acquisition of MyoScience, Inc., or MyoScience; the success of our sales and manufacturing efforts in support of the commercialization of iovera°®; the rate and degree of market acceptance of iovera°; the size and growth of the potential markets for iovera° and our ability to serve those markets; our plans to expand the use of iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs; the Company’s plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and our ability to successfully construct an additional EXPAREL manufacturing suite in Swindon, England and assumptions associated with contingent consideration payments. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other reports as filed with the SEC, including this Quarterly Report on Form 10-Q.
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

Overview
Pacira is a leading provider of non-opioid pain management options to advance and improve outcomes for healthcare practitioners and their patients. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes DepoFoam®, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than seven million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves.

We sell iovera° directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery.

We expect to continue to pursue the expanded use of EXPAREL and iovera° in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL, iovera° and other product candidates; invest in sales and marketing resources for EXPAREL and iovera°; expand and enhance our manufacturing capacity for EXPAREL and iovera°; invest in products, businesses and technologies and support legal matters.

Novel Coronavirus (COVID-19) Pandemic

During the second quarter of 2020, our net product sales were negatively impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19), which mandated significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020; however, we do not know how long other states will mandate stay at home orders or how long it will take the surgical community to return to normal operations. Our manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. Our Fremont, California facility, where we manufacture iovera°, was closed for three weeks in March 2020 to implement safety protocols and guidelines, and resumed normal operations in April 2020. To date, there have been no material impacts to our supply chain. With the reopening of many states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ambulatory surgical centers. Our offices have re-opened on a voluntary basis with strict safety and hygiene guidelines implemented; however we continue to encourage remote working wherever possible.

The situation remains dynamic and is subject to rapid and possibly material changes. It is not clear what the potential effects may be to our business going forward, including the impact on our revenues, results of operations or financial condition, particularly if these conditions persist or exacerbate over an extended period of time, including if and when states will return to placing restrictions on elective surgical procedures. Additional negative impacts may also arise from the COVID-19 pandemic that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted. We have also taken advantage of some of the provisions of the Coronavirus Aid, Relief and Economic Security (CARES) Act, mainly by deferring the payment of certain employer payroll taxes. For more information, see “Liquidity and Capital Resources” below.

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

Recent Highlights

• In August 2020, we announced that the FDA has accepted the submission of our sNDA seeking expansion of the EXPAREL label to include single-dose infiltration to provide postsurgical analgesia in children aged six and over. The expected action date by the FDA under the Prescription Drug User Fee Act, or PDUFA, is March 22, 2021.

• In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of 0.75% convertible senior notes due 2025, or 2025 Notes. We used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million aggregate principal of our 2.375% convertible senior notes due 2022, or 2022 Notes, in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash (including accrued interest). For more information, see Note 17, Subsequent Events, to our condensed consolidated financial statements included herein and “Liquidity and Capital Resources” below.

• In July 2020, we announced the termination of the Co-Promotion Agreement, dated January 24, 2017 between us and DePuy Synthes to jointly market and promote the use of EXPAREL for orthopedic procedures in the United States. We currently estimate termination-related costs or payments to be up to $12.0 million, which will be recorded in selling, general and administrative expenses. For more information, see Note 17, Subsequent Events, to our condensed consolidated financial statements included herein.

EXPAREL

EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks.

Due to the COVID-19 pandemic, our clinical trial activities, including those described below, have experienced delays due to the postponement or suspension of elective surgical procedures.

Phase 4 Trials

We are expanding the clinical evidence for EXPAREL through Phase 4 clinical trials across several surgical specialties.

We have completed two successful studies of EXPAREL in patients undergoing Cesarean section, or C-section. The first study compared an EXPAREL transversus abdominis plane, or TAP, block to a bupivacaine TAP block.

This was a multicenter, randomized, double-blind study across 13 clinical sites in the United States, in patients undergoing elective C-section and receiving spinal anesthesia and a multimodal analgesic regimen. Patients were randomized (1:1) to receive EXPAREL 266 mg plus bupivacaine HCl 50 mg or bupivacaine HCl 50 mg alone administered via TAP field block after delivery. Effectiveness was evaluated in a pre-specified modified intent-to-treat (mITT) population which met the study criteria regarding proper administration of TAP and multimodal regimen (N=136). Key findings include:

•Significant reduction in total opioid consumption with EXPAREL plus bupivacaine HCl versus bupivacaine HCl
•52% reduction through 72 hours, the primary endpoint of the study (least squares mean [LSM] standard error [SE], 15.5 [6.67] vs 32.0 [6.25] mg, respectively; p=0.012)
•49% reduction at one week (LSM [SE], 23.3 [9.75] vs 45.8 [9.13] mg, respectively; p=0.018)

•41% reduction of opioid consumption at two weeks, although results did not reach statistical significance (LSM [SE], 28.2 [11.20] vs 47.8 [10.49] mg, respectively; p=0.054)

•Significantly higher percentage of opioid-spared patients with EXPAREL versus bupivacaine HCl, defined as patients who took no more than one oxycodone 10 mg tablet (or equivalent) with no opioid-related side effects through 72 hours
•The percentage of opioid-spared patients was 2.2 times higher in the EXPAREL group vs bupivacaine HCl group (54% vs 25%, respectively; p=0.001)

These data were published in the peer reviewed journal, Anesthesia and Analgesia, in August 2020.

In January 2020, we reported positive topline results from a second C-section study (known as “CHOICE”). The study achieved its primary endpoint with a statistically significant reduction in total postsurgical opioid consumption while maintaining pain scores through 72 hours (p≤0.001). EXPAREL demonstrated statistical significance for the key secondary endpoint of a reduction in the incidence and severity of itching for 72 hours after surgery (p≤0.05). The Phase 4, multicenter, randomized, active-controlled study across 18 clinical sites in the United States, enrolled 167 patients undergoing elective C-section. Patients were randomized (1:1:1) to receive either 150 mcg morphine spinal anesthesia plus a standard of care postoperative pain regimen, 50 mcg morphine spinal anesthesia plus EXPAREL TAP field block or morphine-free spinal anesthesia plus EXPAREL TAP block. Patients in the EXPAREL arms received a protocol-defined postoperative pain management regimen comprised of ketorolac, acetaminophen and ibuprofen. All patients could receive opioid rescue pain medicine upon request for breakthrough pain. Full study results will be submitted for publication in the peer-reviewed medical literature later this year.

We recently discontinued enrollment in our Phase 4 study in spine surgeries (known as “FUSION”). This multicenter, prospective, active-controlled, real world, study compared EXPAREL in multimodal regimens to the standard of care for postsurgical pain management in patients undergoing lumbar posterior spine surgeries. While the use of EXPAREL continues to significantly expand in spinal procedures, medical practice is rapidly evolving with regional approaches becoming more widespread and procedures shifting to the 23-hour stay environment. Given this changing treatment landscape, we closed enrollment early as the protocol was becoming less feasible and less reflective of current practice. The data from approximately 65 FUSION study subjects will be analyzed with the intent to create either a future study or registry for this patient population.

In surgical settings where we are seeing positive outcomes for EXPAREL as part of an enhanced recovery after surgery, or ERAS, protocol (such as colorectal, breast reconstruction and hip fracture procedures), we are investing in training around the protocol and collecting real-world data on the standard-of-care without EXPAREL compared to an EXPAREL-based ERAS protocol. Our Phase 4 strategy also supports clinician education on procedure-specific best-practice care for improved patient outcomes and customer satisfaction within our approved indications.

Phase 3 Label Expansion Trials

Pediatrics

In December 2019, we reported positive topline results from our Phase 3 registration study (known as “PLAY”) of EXPAREL administered as a single-dose infiltration in pediatric patients undergoing spinal or cardiac surgeries. Overall findings were consistent with the pharmacokinetic and safety profiles for adult patients with no safety concerns identified at a dose of 4 mg/kg. Based on the positive data from the PLAY study, we submitted an sNDA to the FDA seeking expansion of the EXPAREL label to include single-dose infiltration to provide postsurgical analgesia in children aged six and over. The sNDA has been filed with the FDA with a PDUFA action date of March 22, 2021.

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

Nerve Block in Lower Extremity Surgery

We are initiating a Phase 3 study for nerve block in lower extremity surgeries (known as “STRIDE”) that is comparing EXPAREL nerve blocks in lower extremity surgeries to bupivacaine nerve blocks in lower extremity surgeries in patients undergoing foot and ankle surgeries. We have been working closely with the FDA on the design of this study to maximize the chances of supporting an sNDA submission seeking label expansion to include nerve blocks in lower extremity surgeries should the study hit its primary endpoints. We believe the addition of this indication is significant as anesthesia-driven regional approaches using nerve and field blocks continue to expand as institutional protocols.

Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. We have prioritized Europe, Canada and China. In Europe, we have secured a positive opinion for our Pediatric Investigation Plan (PIP) and in June 2019 our Marketing Authorization Application, or MAA, was validated by the European Medicines Agency, or EMA. The MAA is currently in late-stage review as we work towards E.U. approval. In Canada, which is a concentrated market driven by four provinces, Health Canada has validated our New Drug Submission. We do not intend to pursue a commercial partnership to commercialize EXPAREL in Europe or Canada. In China, we have an agreement with Nuance Biotech Co. Ltd., a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL. We have completed a pharmacokinetic study requested by the National Medical Products Administration, or NMPA, in China, and we are planning to meet with the NMPA to finalize our regulatory path forward.

iovera°

The iovera° System

The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that delivers cryoanalgesia via a handheld device to alleviate pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery. Initially, we will focus on two broad patient care opportunities. The iovera° system is 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain, pain relief and symptoms associated with osteoarthritis of the knee as well as general surgical use.

Our commercial strategy for iovera° focuses on two broad market segments. First, iovera° and EXPAREL for opioid-sparing pain management for the total knee arthroplasty, or TKA, patient, with iovera° being administered before surgery and

EXPAREL administered during surgery. Later this year, we expect to begin enrollment in our PREPARE study that will evaluate iovera° and EXPAREL for TKA. As many as 30 percent of presurgical patients with end-stage knee osteoarthritis use prescription opioids. With iovera°, our goal is to provide patients with several months of non-opioid pain control to allow them to prepare for surgery with an appropriate regimen. We also believe that EXPAREL for surgical pain control and EXPAREL plus iovera° for postsurgical pain control could support rapid functional recovery.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for veterinary use in the U.S. and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Net product sales:
EXPAREL	$73,046	$98,868	(26)%	$174,315	$189,482	(8)%
Bupivacaine liposome injectable suspension	775	921	(16)%	1,981	1,213	63%
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	73,821	99,789	(26)%	176,296	190,695	(8)%
iovera°	1,395	2,035	(31)%	3,665	2,035	80%
Total net product sales	75,216	101,824	(26)%	179,961	192,730	(7)%
Royalty revenue	289	780	(63)%	1,228	1,187	3%
Total revenues	$75,505	$102,604	(26)%	$181,189	$193,917	(7)%

The 26% and 8% decreases in net product sales of EXPAREL in the three and six months ended June 30, 2020 versus 2019, respectively, was primarily due to the significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives due to the COVID-19 pandemic, beginning in mid-March 2020. For the three and six months ended June 30, 2020, there were decreases of 29% and 12%, respectively, in gross unit volume combined with changes in the sales mix of EXPAREL vial sizes. These decreases were partially offset by an increase in gross selling price per unit. The demand for EXPAREL has generally continued to increase as a result of ambulatory surgical centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care.

As part of the acquisition of MyoScience (the “MyoScience Acquisition”), we acquired the iovera° system and began recognizing net product sales in April 2019. Net product sales decreased 31% in the three months and increased 80% in the six months ended June 30, 2020 versus 2019, respectively, due to the impact of the COVID-19 pandemic and the timing of the acquisition in 2019. Thus far, we have seen the greatest iovera° demand as pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee.

Any continued or renewed governmental suspension of elective surgeries would impact our future sales of EXPAREL and iovera°, as would patient or clinical decisions during the ongoing COVID-19 pandemic.

Royalty revenue reflects the royalties earned on sales to Aratana. Royalty revenue decreased 63% in the three months and increased 3% in the six months ended June 30, 2020 versus 2019, respectively, as a result of the timing of orders placed by Aratana.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the six months ended June 30, 2020 and 2019 (in thousands):

June 30, 2020	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2019	$540	$962	$1,486	$1,816	$4,804
Provision	334	3,609	2,759	4,640	11,342
Payments / Adjustments	(142)	(3,704)	(3,398)	(4,868)	(12,112)
Balance at June 30, 2020	$732	$867	$847	$1,588	$4,034

June 30, 2019	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2018	$344	$779	$1,167	$1,010	$3,300
Provision	363	3,905	2,989	4,645	11,902
Payments / Adjustments	(191)	(3,877)	(3,177)	(4,274)	(11,519)
Balance at June 30, 2019	$516	$807	$979	$1,381	$3,683

Total reductions to gross product sales from sales-related allowances and accruals were $11.3 million and $11.9 million, or 5.9% and 5.8% of gross product sales, for the six months ended June 30, 2020 and 2019, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to an increase in discounting driven by higher sales volume from customers with discount contracts.
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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Cost of goods sold	$22,305	$25,201	(11)%	$52,037	$52,505	(1)%
Gross margin	70%	75%		71%	73%

Gross margin decreased five percentage points in the three months ended June 30, 2020 versus 2019. Of the decrease, two percentage points related to inventory write-offs, two percent percentage points were the result of unplanned downtime at our custom manufacturing suite in Swindon, England (under our partnership with Thermo Fisher Scientific Pharma Services, or Thermo Fisher) and one percentage point was due to lower gross margin on iovera°.

Gross margin decreased two percentage points in the six months ended June 30, 2020 versus 2019. There was a two percentage point decrease due to inventory write-offs and a two percentage point decrease as a result of unplanned downtime at our custom manufacturing suite in Swindon, England (under our partnership with Thermo Fisher), which were partially offset by a two percentage point increase due to lower cost of product sold for EXPAREL produced at the Swindon site.

Despite shelter-in-place orders to combat the COVID-19 pandemic in California and England, there were no interruptions to our EXPAREL operations at either the Science Center Campus or Swindon manufacturing sites as a result of the COVID-19 pandemic as the production of EXPAREL is considered essential. Our Fremont, California facility, where we manufacture iovera°, was closed for three weeks in March 2020 to implement safety protocols and guidelines related to the COVID-19 pandemic. The Fremont facility resumed normal operations in April 2020.

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

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Clinical and preclinical development	$4,363	$7,669	(43)%	$10,648	$13,193	(19)%
Product development and manufacturing capacity expansion	6,084	6,812	(11)%	12,688	13,213	(4)%
Regulatory and other	1,816	2,089	(13)%	3,560	3,329	7%
Stock-based compensation	1,357	1,257	8%	2,544	2,475	3%
Total research and development expense	$13,620	$17,827	(24)%	$29,440	$32,210	(9)%
% of total revenues	18%	17%		16%	17%

Total research and development expense decreased 24% and 9% in the three and six months ended June 30, 2020 versus 2019, respectively.

The 43% and 19% decreases in clinical and preclinical development expense in the three and six months ended June 30, 2020 versus 2019, respectively, is due to the completion of our Phase 3 pediatric (“PLAY”) clinical trial, our two Phase 4 C-Section trials and our pediatric pharmacokinetic study. In addition, due to the COVID-19 pandemic, enrollment in our spine (“FUSION”) trial was suspended. Subsequently, we made the strategic decision to conclude enrollment in the FUSION study early due to protocol feasibility given the rapid evolution of medical practice for spinal procedures. The data from approximately 65 FUSION study subjects will be analyzed with the intent to create either a future study or registry for this patient population. These decreases were partially offset by our pectoral field block clinical trial in breast augmentation, as well as startup activities related to both our lower extremity nerve block (“STRIDE”) clinical trial and a Phase 1 intrathecal clinical trial to evaluate the safety and pharmacokinetics of EXPAREL administered via a single intrathecal injection.

Product development and manufacturing capacity expansion expense decreased 11% and 4% in the three and six months ended June 30, 2020 versus 2019, respectively. These decreases are mainly due to our progress in constructing the significant scale-up of our manufacturing capacity at the Thermo Fisher site in Swindon, England as the project advances from the development phase to the registration phase.

Regulatory and other expense decreased 13% in the three months ended June 30, 2020 versus 2019 due to activities related to our European Marketing Authorization Application, or MAA, for EXPAREL in 2019. For the six months ended June 30, 2020 versus 2019, these expenditures increased 7% due to increased publications of EXPAREL and iovera° abstracts.

Stock-based compensation increased by 8% and 3% in the three and six months ended June 30, 2020 versus 2019, primarily due to an increase in the number of equity awards granted.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Sales and marketing	$25,356	$32,312	(22)%	$53,268	$63,869	(17)%
General and administrative	11,405	11,444	0%	21,831	22,067	(1)%
Stock-based compensation	6,581	5,370	23%	13,023	10,495	24%
Total selling, general and administrative expense	$43,342	$49,126	(12)%	$88,122	$96,431	(9)%
% of total revenues	57%	48%		49%	50%
Total selling, general and administrative expenses decreased 12% and 9% in the three and six months ended June 30, 2020 versus 2019, respectively.

Sales and marketing expenses decreased 22% and 17% in the three and six months ended June 30, 2020 versus 2019, respectively. The decrease was primarily driven by a decline in commissions related to our co-promotion agreement with DePuy Synthes as a result of the suspension of elective surgeries due to the COVID-19 pandemic. Marketing spend decreased due to the cancellations of in person meetings, medical conferences, travel and higher utilization of lower cost virtual meetings due to the COVID-19 pandemic. These were partially offset by higher Sales and Marketing compensation due to increased headcount. We are continuing our marketing investment in EXPAREL—including educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. We are also nearing completion of the build-out of a 20,000 square foot innovation and training center in Tampa, Florida, which will allow for interactive customer training—hands-on and/or virtually—related to both infiltration technique and best practice regional approaches to improve patient care. Additionally, we have continued investing in marketing initiatives and customer outreach for iovera°.

In the near-term, we expect that sales and marketing expenditures will continue to be impacted by the COVID-19 pandemic and its resultant effects on elective surgeries, sales commissions, cancellations of in-person industry conferences and the suspension of non-essential employee travel. These potential reductions in expenditures could be partially offset by a termination fee related to our Co-Promotion Agreement with DePuy Synthes. For more information, see Note 17, Subsequent Events, to our condensed consolidated financial statements included herein.

General and administrative expenses were flat for the three months ended June 30, 2020 versus 2019 and decreased 1% in the six months ended June 30, 2020 versus 2019. The decrease was primarily due to lower legal expenditures related to our U.S. Department of Justice subpoena received in April 2015, which was partially offset by expenditures to support the expansion of the business following the MyoScience Acquisition.

Stock-based compensation increased 23% and 24% in the three and six months ended June 30, 2020 versus 2019, respectively, primarily due to an increase in personnel and the number of equity grants awarded.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Amortization of acquired intangible assets	$1,967	$1,770	11%	$3,933	$1,770	100% +
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
Acquisition-Related Charges (Gains) and Product Discontinuation, Net

The following table provides a summary of the costs related to the MyoScience Acquisition and our DepoCyt(e) discontinuation activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Acquisition-related charges (gains)	$1,577	$3,357	(53)%	$(2,162)	$4,570	N/A
Product discontinuation charges (gains)	(159)	48	N/A	(128)	77	N/A
Total acquisition-related charges (gains) and product discontinuation, net	$1,418	$3,405	(58)%	$(2,290)	$4,647	N/A

As part of the MyoScience Acquisition, we recognized acquisition-related charges in the amount of $1.6 million and acquisition-related gains of $2.2 million in the three and six months ended June 30, 2020, respectively. The majority of these charges and gains represented changes in the fair value of contingent consideration. In these three and six month periods, there were also charges of less than $0.1 million and $0.1 million, respectively, for legal, accounting and other related costs. We recognized acquisition-related charges of $3.4 million and $4.6 million in the three and six months ended June 30, 2019, respectively, related to separation costs, asset write-downs and other restructuring charges. There were no changes in the value of contingent consideration in the three and six months ended June 30, 2019. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.
In the three and six months ended June 30, 2020, we recorded gains of $0.2 million and $0.1 million, respectively, related to asset retirement obligations and exiting the former DepoCyt(e) production facility. We recorded charges of less than $0.1 million in both of the three and six month periods ended June 30, 2019 for contract and exit costs related to the discontinuation of DepoCyt(e).
Other Income (Expense)
The following table provides information regarding other (expense) income during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Interest income	$1,323	$1,817	(27)%	$2,911	$3,973	(27)%
Interest expense	(5,456)	(5,878)	(7)%	(11,477)	(11,691)	(2)%
Other, net	3,969	(87)	N/A	(136)	(26)	100% +
Total other expense, net	$(164)	$(4,148)	(96)%	$(8,702)	$(7,744)	12%
Total other expense, net decreased by 96% in the three months ended June 30, 2020 versus 2019, primarily due to a $4.0 million unrealized gain on our equity investment in TELA Bio, Inc., or TELA Bio, due to the fluctuations in market value as of June 30, 2020. There was also a reduction in interest income due to a decline in interest rates that was partially offset by a reduction in interest expense due to increased capitalized interest related to a new EXPAREL capacity expansion project at our Science Center Campus.
Total other expense, net increased by 12% in the six months ended June 30, 2020 versus 2019, primarily due to a $1.1 million reduction in interest income due to a decline in interest rates.

Income Tax (Benefit) Expense

The following table provides information regarding our income tax (benefit) expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Income tax (benefit) expense	$(42)	$(1,603)	(97)	$356	$(1,349)	N/A
Effective tax rate	(1)%	(142)%		29%	97%

For the three months ended June 30, 2020 and 2019, we recorded an income tax benefit of less than $0.1 million and $1.6 million, respectively. For the six months ended June 30, 2020 and 2019, we recorded income tax expense of $0.4 million and an income tax benefit of $1.3 million, respectively. The tax provisions recorded for 2020 and 2019 reflect current state income taxes. The income tax benefit for the three and six months ended June 30, 2019 is primarily related to the MyoScience Acquisition and a $1.8 million reduction in our valuation allowance on our deferred tax assets due to the acquisition. Due to net operating losses, or NOLs, carried forward, and the repeal of the corporate minimum tax, no current federal income tax expense was recorded for 2020 or 2019. The utilization of our NOLs has not resulted in any deferred federal tax expense because there was a full valuation allowance recorded with respect to the NOLs. However, if our results of operations continue to improve, we may be required to reverse some or all of the valuation allowance on our deferred tax assets in the second half of 2020.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired iovera° as part of the MyoScience Acquisition in April 2019. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under prior debt facilities and collaborative licensing and milestone revenue. As of June 30, 2020, we had an accumulated deficit of $398.5 million, cash and cash equivalents, short-term and long-term investments of $335.1 million and working capital of $385.2 million. The net cash proceeds from the July 2020 issuance of $402.5 million aggregate principal of the 2025 Notes was $178.8 million, after deducting fees and estimated offering expenses of $12.6 million and using $211.1 million to retire $185.0 million of our existing 2022 Notes. For more information, see Note 17, Subsequent Events, to our condensed consolidated financial statements included herein.

As discussed above, we anticipate that the COVID-19 pandemic will continue to result in a reduction of certain commercial and clinical expenditures which would offset some of the revenue declines caused by the COVID-19 pandemic. We currently expect that our cash, short-term and long-term investments on hand will be adequate to cover any potential short-term liquidity needs (especially considering the issuance of the 2025 Notes in July 2020), and that we would be able to access other sources of financing should the need arise.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allows for certain measures to increase liquidity for businesses such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We are continuing to evaluate the overall impact of the CARES Act on our business. We currently expect to benefit from the provision to defer the payment of certain employer payroll taxes of approximately $3.8 million for calendar year 2020, of which $1.2 million has been deferred as of June 30, 2020. Half of these deferrals are due at each of December 31, 2021 and December 31, 2022, respectively.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statement of Cash Flows Data:	2020	2019
Net cash provided by (used in):
Operating activities	$(9,416)	$26,262
Investing activities	7,557	(103,318)
Financing activities	2,183	4,267
Net increase (decrease) in cash and cash equivalents	$324	$(72,789)

Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $9.4 million, compared to $26.3 million provided by operating activities during the six months ended June 30, 2019. The decrease of $35.7 million was primarily attributable to an 8% decrease in net product sales of EXPAREL caused by the COVID-19 pandemic and contingent consideration payments made to MyoScience securityholders—$9.4 million of which was classified as an operating outflow with the remaining $5.6 million classified as a financing outflow. This decrease also included additional expenditures related to growing a team of account managers focused on the outpatient market for EXPAREL as well as marketing initiatives and customer outreach for iovera°.

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $7.6 million, which reflected $23.2 million of short-term and long-term investment maturities (net of purchases) and purchases of fixed assets of $15.6 million. Major fixed asset purchases included equipment for a new EXPAREL capacity expansion project at our Science Center Campus and continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher.

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

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $2.2 million, which consisted of proceeds from the exercise of stock options of $6.4 million and $1.4 million from the issuance of shares through our ESPP, partially offset by $5.6 million of contingent consideration payments made to MyoScience securityholders.

During the six months ended June 30, 2019, net cash provided by financing activities was $4.3 million, which consisted of proceeds from the exercise of stock options of $3.6 million and $1.3 million from the issuance of shares through our ESPP, partially offset by $0.6 million of payments made to retire our 3.25% convertible senior notes due 2019.

2025 Convertible Senior Notes

On July 10, 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes and entered into an indenture, or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.75% per annum, payable in arrears on February 1 and August 1 of each year, beginning on February 1, 2021. The 2025 Notes mature on August 1, 2025.

On or after February 3, 2025, until the close of business on the second scheduled trading day immediately preceding August 1, 2025, holders may convert their 2025 Notes at any time. Upon conversion, holders will receive the principal amount of their 2025 Notes and any excess conversion value. For both the principal and excess conversion value, holders may receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our option. The initial conversion rate for the 2025 Notes is 13.9324 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $71.78 per share of our common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Prior to the close of business on the business day immediately preceding February 3, 2025, holders may convert the 2025 Notes under certain circumstances, including if during any given calendar quarter, our stock price closes at or above 130% of the conversion price then applicable during a period of at least 20 out of the last 30 consecutive trading days of the previous quarter.

On or after August 1, 2023, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2025 Notes if the last reported sale price (as defined in the 2025 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption.

See Note 17, Subsequent Events, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At June 30, 2020, the outstanding principal on the 2022 Notes was $345.0 million. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest, reducing the current outstanding principal on the 2022 Notes to $160.0 million.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at June 30, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

As of April 1, 2020, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. This condition was not met during the quarter ended June 30, 2020.

See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and 2025 Notes and to service our indebtedness through at least August 6, 2021. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
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
•the cost and timing of potential remaining milestone payments to MyoScience security holders, which could be up to an aggregate of $58.0 million if certain regulatory and commercial milestones are met;
•the cost and timing of potential milestone payments to Skyepharma, which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products, including EXPAREL, are met, or upon the first commercial sale in the United Kingdom, France, Germany, Italy or Spain;
•the cost and timing of an early termination payment to DePuy Synthes, which we currently estimate to be up to $12.0 million;
•the timing of and extent to which the holders of our 2022 Notes and 2025 Notes elect to convert their notes;
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
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all. In particular, capital market disruptions or negative economic conditions, especially in light of the COVID-19 pandemic, may hinder our access to capital.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of June 30, 2020, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Contractual Obligations
Other than the issuance of $402.5 million of aggregate principal of our 2025 Notes and concurrent repurchase of $185.0 million aggregate principal of our 2022 Notes in July 2020 discussed above, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper and asset-backed securities, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2020 by approximately $1.1 million.

We have an equity investment in the common stock of TELA Bio (traded on the Nasdaq Global Select Market under the ticker symbol “TELA”). Changes in the stock price of TELA Bio will affect the value of our investment, and we could incur realized or unrealized losses on all or a part of the value of this investment. At June 30, 2020, the value of our investment in TELA Bio was $10.0 million, and a hypothetical 10% decrease in the market price of TELA Bio stock would have caused a decrease in our carrying amount by $1.0 million. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein for additional information on our investment in TELA Bio.

In July 2020, we issued $402.5 million in aggregate principal amount of our 2025 Notes, which mature in August 2025. Holders may convert their 2025 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2025 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. See Note 17, Subsequent Events, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2020, the estimated fair value of the 2022 Notes was $1,096 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At June 30, 2020, all $345.0 million of principal remained outstanding on the 2022 Notes, which was subsequently reduced to $160.0 million after the July 2020 repurchase of $185.0 million aggregate principal of the 2022 Notes.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, our management integrated internal controls for the acquired MyoScience business into our existing controls. Other than the controls enhanced or implemented to integrate the MyoScience business, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Department of Justice Inquiry Settlement

In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey pertaining to marketing and promotional practices related to EXPAREL. In July 2020, we formally entered into settlement agreements that resolved all outstanding investigations and claims by the U.S. Department of Justice, the United States Department of Health and Human Services, various States Attorneys’ General and a private plaintiff. This agreement concludes a five-year investigation related to the sale and marketing of EXPAREL. Under the various settlement agreements, we paid a global settlement of $3.5 million, which was previously recorded in acquisition-related charges, product discontinuation and other in the consolidated financial statements for the year ended December 31, 2019. We expressly deny all allegations and contentions and have admitted no wrongdoing in connection with the settlement agreements. We have been given assurances that this concludes the investigation that originated from the U.S. Department of Justice subpoena in April 2015.

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

A pandemic, epidemic or outbreak of an infectious disease, including the current COVID-19 pandemic, or other public health crisis, could have a material adverse effect on our business, financial condition and operations, including but not limited to our revenue and cash flows, including potential decreases in sales, manufacturing issues, supply issues and delays in payments by our customers. For example, as a result of the COVID-19 pandemic, elective surgeries were suspended in many jurisdictions, and while elective surgery restrictions have lifted in most states beginning in April of 2020, we do not know if, and how, future restrictions may affect the surgical communities’ return to, or redefining of, normal operations, whether due to governmental restrictions, institutional, patient or clinical decisions or general economic conditions. A prolonged suspension of elective surgeries by governmental restrictions or action would cause net sales of our products to decrease, including if and when states resume shutdowns or restrict elective surgical procedures again. In addition, due to health concerns from the COVID-19 pandemic or negative economic conditions, patients and clinicians could cancel or defer elective procedures or otherwise avoid medical treatment, which would result in reduced patient volumes and revenues, which could potentially continue over an extended period of time.

Business disruptions could include disruptions or restrictions to our workforce, including the ability of our sales teams to interact with our customers and healthcare professionals to educate them on the benefits of our products and perform typical sales activities. For example, the ongoing COVID-19 pandemic had significantly impacted the ability of our sales representatives to access customers and healthcare professionals through personal interactions within the healthcare setting, including hospitals and ambulatory surgical centers. With the reopening of many states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ambulatory surgical centers. However, we are unable to predict if such in-person engagement will continue as the pandemic persists. In addition, any temporary closures of our manufacturing facilities or the facilities of our suppliers and contract manufacturers (and the resulting impact on production or our products) or the workforce at such facilities, could cause delays in the shipment or production of our products. We may also face delays if our suppliers have to extend our lead times for raw materials and/or are not able to supply us with adequate quantities needed for production. If our customers experience disruptions to their businesses and cash flows, we could experience delays or difficulties with the collection of our accounts receivable. Any sustained impacts and business disruptions to our facilities or workforce, our customers, our suppliers, or our contract manufacturers would likely adversely impact our cash flows, sales and operating results.

Ultimately, the extent to which COVID-19 or other public health crises could continue to impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on elective surgeries, travel and other activity through quarantines/social distancing and other measures, public reactions to these factors and more.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Pacira BioSciences, Inc. Deferred Compensation Plan.(1)†

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*                                     Filed herewith.

**                              Furnished herewith.

† Denotes management contract or compensatory plan or arrangement

(1) Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 11, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	August 6, 2020	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	August 6, 2020	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)