Form 10-Q
period 2020-09-30
Pacira BioSciences, Inc.
filed 2020-10-30
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2020, 43,443,699 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

ASSETS	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$125,244	$78,228
Short-term investments	406,881	213,722
Accounts receivable, net	46,143	47,530
Inventories, net	68,542	58,296
Prepaid expenses and other current assets	11,710	10,781
Total current assets	658,520	408,557
Long-term investments	44,062	64,798
Fixed assets, net	125,527	104,681
Right-of-use assets, net	76,047	38,124
Goodwill	99,547	99,547
Intangible assets, net	98,487	104,387
Deferred tax assets	104,122	—
Equity investment and other assets	13,957	10,971
Total assets	$1,220,269	$831,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,008	$12,799
Accrued expenses	60,403	70,427
Lease liabilities	7,455	4,935
Contingent consideration	5,406	18,179
Income taxes payable	—	1,333
Total current liabilities	86,272	107,673
Convertible senior notes	456,464	306,045
Lease liabilities	72,448	40,938
Contingent consideration	16,176	19,963
Other liabilities	4,219	1,502
Total liabilities	635,579	476,121
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 43,312,638 shares issued and outstanding at September 30, 2020; 41,908,148 shares issued and outstanding at December 31, 2019	43	42
Additional paid-in capital	852,190	753,978
Accumulated deficit	(268,390)	(399,398)
Accumulated other comprehensive income	847	322
Total stockholders’ equity	584,690	354,944
Total liabilities and stockholders’ equity	$1,220,269	$831,065

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Net product sales	$116,889	$104,350	$296,850	$297,080
Royalty revenue	595	335	1,823	1,522
Total revenues	117,484	104,685	298,673	298,602
Operating expenses:
Cost of goods sold	29,993	22,304	82,031	74,809
Research and development	14,651	20,255	44,090	52,466
Selling, general and administrative	52,561	50,128	140,683	146,559
Amortization of acquired intangible assets	1,967	1,967	5,900	3,736
Acquisition-related charges (gains) and product discontinuation, net	692	7,618	(1,599)	12,266
Total operating expenses	99,864	102,272	271,105	289,836
Income from operations	17,620	2,413	27,568	8,766
Other (expense) income:
Interest income	1,025	1,736	3,936	5,709
Interest expense	(7,132)	(5,940)	(18,609)	(17,631)
Loss on early extinguishment of debt	(8,071)	—	(8,071)	—
Other, net	2,708	(4,025)	2,571	(4,051)
Total other expense, net	(11,470)	(8,229)	(20,173)	(15,973)
Income (loss) before income taxes	6,150	(5,816)	7,395	(7,207)
Income tax benefit (expense)	123,969	(271)	123,613	1,079
Net income (loss)	$130,119	$(6,087)	$131,008	$(6,128)

Net income (loss) per share:
Basic net income (loss) per common share	$3.03	$(0.15)	$3.09	$(0.15)
Diluted net income (loss) per common share	$2.94	$(0.15)	$3.02	$(0.15)
Weighted average common shares outstanding:
Basic	42,928	41,645	42,393	41,423
Diluted	44,275	41,645	43,333	41,423

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$130,119	$(6,087)	$131,008	$(6,128)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments	(643)	(53)	525	727
Total other comprehensive income (loss)	(643)	(53)	525	727
Comprehensive income (loss)	$129,476	$(6,140)	$131,533	$(5,401)

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at June 30, 2020	42,608	$43	$785,124	$(398,509)	$1,490	$388,148
Exercise of stock options	703	—	24,582	—	—	24,582
Vested restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	10,954	—	—	10,954
Retirement of equity component of 2022 convertible senior notes (Note 9)	—	—	(33,089)	—	—	(33,089)
Equity component of 2025 convertible senior notes issued, net of deferred taxes of $20,450 (Note 9)	—	—	64,619	—	—	64,619
Net unrealized loss on investments	—	—	—	—	(643)	(643)
Net income	—	—	—	130,119	—	130,119
Balance at September 30, 2020	43,313	$43	$852,190	$(268,390)	$847	$584,690

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at June 30, 2019	41,606	$42	$729,531	$(388,423)	$500	$341,650
Exercise of stock options	92	—	1,408	—	—	1,408
Vested restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	9,244	—	—	9,244
Net unrealized loss on investments	—	—	—	—	(53)	(53)
Net loss	—	—	—	(6,087)	—	(6,087)
Balance at September 30, 2019	41,700	$42	$740,183	$(394,510)	$447	$346,162

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2019	41,908	$42	$753,978	$(399,398)	$322	$354,944
Exercise of stock options	1,130	1	36,237	—	—	36,238
Vested restricted stock units	238	—	—	—	—	—
Shares issued under employee stock purchase plan	37	—	1,421	—	—	1,421
Stock-based compensation	—	—	29,024	—	—	29,024
Retirement of equity component of 2022 convertible senior notes (Note 9)	—	—	(33,089)	—	—	(33,089)
Equity component of 2025 convertible senior notes issued, net of deferred taxes of $20,450 (Note 9)	—	—	64,619	—	—	64,619
Net unrealized gain on investments	—	—	—	—	525	525
Net income	—	—	—	131,008	—	131,008
Balance at September 30, 2020	43,313	$43	$852,190	$(268,390)	$847	$584,690

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2018	41,223	$41	$709,691	$(388,226)	$(280)	$321,226
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-02 (Note 2)	—	—	—	(156)	—	(156)
Exercise of stock options	251	1	4,994	—	—	4,995
Vested restricted stock units	190	—	—	—	—	—
Shares issued under employee stock purchase plan	36	—	1,270	—	—	1,270
Stock-based compensation	—	—	24,461	—	—	24,461
Retirement of equity component of 2019 convertible senior notes	—	—	(233)	—	—	(233)
Net unrealized gain on investments	—	—	—	—	727	727
Net loss	—	—	—	(6,128)	—	(6,128)
Balance at September 30, 2019	41,700	$42	$740,183	$(394,510)	$447	$346,162

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$131,008	$(6,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Reversal of deferred tax valuation allowance	(124,572)	—
Depreciation of fixed assets and amortization of intangible assets	14,847	14,486
Amortization of debt issuance costs	1,512	1,273
Amortization of debt discount	12,684	10,216
Loss on early extinguishment of debt	8,071	—
Loss on disposal and impairment of fixed assets	22	998
Stock-based compensation	29,024	24,461
Changes in contingent consideration (after MyoScience, Inc. acquisition)	(1,560)	7,327
(Gain) loss on investment and other non-operating income, net	(2,779)	3,957
Changes in operating assets and liabilities (net of MyoScience, Inc. acquisition):
Accounts receivable, net	1,386	(3,567)
Inventories, net	(10,246)	(9,967)
Prepaid expenses and other assets	(382)	(2,451)
Accounts payable	(1,117)	829
Accrued expenses and income taxes payable	(16,454)	4,004
Other liabilities	(1,670)	(822)
Payment of contingent consideration to MyoScience, Inc. securityholders	(9,409)	—
Net cash provided by operating activities	30,365	44,616
Investing activities:
Acquisition of MyoScience, Inc. (net of cash acquired)	—	(118,683)
Purchases of fixed assets	(23,393)	(5,662)
Purchases of investments	(326,664)	(220,091)
Sales of investments	154,767	248,365
Equity investment	—	(1,622)
Net cash used in investing activities	(195,290)	(97,693)
Financing activities:
Proceeds from exercises of stock options	35,980	4,991
Proceeds from shares issued under employee stock purchase plan	1,421	1,270
Proceeds from debt component of the 2025 convertible senior notes	314,708	—
Proceeds from equity component of the 2025 convertible senior notes	87,792	—
Repayment of 2019 convertible senior notes	—	(338)
Repayment of 2022 convertible senior notes	(176,793)	—
Retirement of equity component of the 2022 convertible senior notes	(33,089)	—
Conversion premium on the 2019 convertible senior notes	—	(233)
Payment of debt issuance and financing costs	(12,487)	—
Payment of contingent consideration to MyoScience, Inc. securityholders	(5,591)	—
Net cash provided by financing activities	211,941	5,690
Net increase (decrease) in cash and cash equivalents	47,016	(47,387)
Cash and cash equivalents, beginning of period	78,228	132,526
Cash and cash equivalents, end of period	$125,244	$85,139
See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Cash paid for interest	$5,305	$4,102
Cash paid for income taxes, net of refunds	$2,329	$702
Non-cash investing and financing activities:
Net increase in contingent consideration liabilities	$—	$28,470
Net increase in accrued fixed assets	$6,423	$1,663

See accompanying condensed notes to consolidated financial statements.

PACIRA BIOSCIENCES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the leading provider of non-opioid pain management solutions to advance and improve outcomes for health care practitioners and their patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States in April 2012. EXPAREL utilizes DepoFoam®, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience. The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves.

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

The Company is managed and operated as a single business focused on the development, manufacture, marketing, distribution and sale of non-opioid pain management and regenerative health solutions. The Company is managed by a single management team, and consistent with its organizational structure, the Chief Executive Officer and Chairman manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one reportable segment to evaluate performance, allocate resources, set operational targets and forecast its future financial results.

Novel Coronavirus (COVID-19) Pandemic

During 2020, the Company’s net product sales were negatively impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19), which mandated significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020; however, the Company does not know how long it will take the surgical community to return to normal operations or if states will return to placing restrictions on elective surgical procedures. The Company’s manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to the Company’s supply chain. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

The condensed consolidated financial statements at September 30, 2020, and for the three and nine-month periods ended September 30, 2020 and 2019, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2019 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Largest wholesaler	31%	34%	31%	34%
Second largest wholesaler	30%	29%	31%	29%
Third largest wholesaler	25%	27%	25%	26%
Total	86%	90%	87%	89%

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company now includes forward-looking information to better form its credit loss estimates. This update also required enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. This standard became effective for the Company beginning January 1, 2020 and there were no credit losses recognized upon adoption.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. The update added the following disclosures: (i) changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and (ii) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The standard became effective for the Company beginning January 1, 2020 and the Company has applied these new disclosure requirements in its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update provides guidance to determine which implementation costs to capitalize as they relate to the service contract and which costs to expense. Any expense related to the capitalized implementation costs should be recorded in the same financial statement line item in the consolidated statements of operations as the fees associated with the hosting element of the arrangement, and the payments for capitalized implementation costs should be classified in the same manner as payments made for fees associated with the hosting element in the consolidated statements of cash flows. This standard became effective for the Company beginning January 1, 2020. The amendments are to be applied prospectively to all implementation costs incurred after the date of adoption. The Company did not incur any implementation costs in a hosting arrangement during the three and nine months ended September 30, 2020.

Recent Accounting Pronouncements Not Adopted as of September 30, 2020
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amends the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard allows certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocations, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard will be effective for the Company beginning January 1, 2021, with early adoption of the amendments permitted. The Company is evaluating the impact from the adoption of ASU 2019-12 on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative, and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, the new guidance requires diluted EPS calculations to be prepared using the if-converted method, instead of the treasury stock method. The guidance must be applied in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted no earlier than for fiscal years beginning after December 15, 2020. The Company has the option to adopt the new guidance using a modified retrospective method of transition, which would then be applied to transactions outstanding at the time of adoption, or the full retrospective method. The Company is evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements.

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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net product sales:
EXPAREL / bupivacaine liposome injectable suspension	$114,163	$101,711	$290,459	$292,406
iovera°	2,726	2,639	6,391	4,674
Total net product sales	$116,889	$104,350	$296,850	$297,080

NOTE 4—MYOSCIENCE ACQUISITION

On April 9, 2019, the Company acquired MyoScience (the “MyoScience Acquisition”), a privately-held medical device company, pursuant to the terms of an Agreement and Plan of Merger, under which MyoScience became a wholly-owned subsidiary of the Company and was renamed Pacira CryoTech, Inc. The total consideration was $147.5 million, which included a net cash payment of $119.0 million and the fair value of contingent consideration in the amount of $28.5 million. The contingent consideration consisted of contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which $58.0 million are available as of September 30, 2020. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the nine months ended September 30, 2020, the Company made $15.0 million of cash payments for the achievement of two regulatory milestones. See Note 10, Financial Instruments, for information on the measurement and amounts recognized in the Company’s condensed consolidated financial statements for contingent consideration. See Note 16, Commitments and Contingencies, for information on a dispute regarding the achievement of certain milestone payments.

Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the nine months ended September 30, 2019 as if the MyoScience Acquisition had occurred on January 1, 2019. This pro forma information does not purport to represent what the Company’s actual results would have been and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

Nine Months Ended September 30, 2019
Total revenues	$301,051
Net loss	$(10,633)
Pro forma basic and diluted net loss per share	$(0.26)

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

•Removal of MyoScience’s loss on extinguishment of debt and warrant expense;

•Removal of MyoScience’s interest expense;

•Adjustments to the Company’s interest income for the cash used to acquire MyoScience; and

•The addition of amortization expense on the acquired developed technology and customer relationship intangible assets.

NOTE 5—INVENTORIES

The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$27,614	$20,019
Work-in-process	12,080	14,407
Finished goods	28,848	23,870
Total	$68,542	$58,296

In December 2019, the Company’s contract manufacturer experienced a media fill failure, as part of its routine aseptic manufacturing requalification program, and an investigation was completed in April 2020. Based on the results of the investigation, the Company determined that no inventory reserves are required related to the media fill failure, and that all inventory in question has been determined to be sellable. The Company resumed production on this manufacturing line in May 2020.

NOTE 6—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Machinery and equipment	$75,489	$70,078
Leasehold improvements	60,915	60,441
Computer equipment and software	11,178	8,942
Office furniture and equipment	2,242	1,882
Construction in progress	59,990	38,778
Total	209,814	180,121
Less: accumulated depreciation	(84,287)	(75,440)
Fixed assets, net	$125,527	$104,681

For the three months ended September 30, 2020 and 2019, depreciation expense was $3.1 million and $3.6 million, respectively. For the three months ended September 30, 2020 and 2019, there was $0.7 million and less than $0.1 million of capitalized interest on the construction of manufacturing sites, respectively.

For the nine months ended September 30, 2020 and 2019, depreciation expense was $8.9 million and $10.7 million, respectively. For the nine months ended September 30, 2020 and 2019, there was $1.5 million and less than $0.1 million of capitalized interest on the construction of manufacturing sites, respectively.
At September 30, 2020 and December 31, 2019, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $66.8 million and $64.8 million, respectively.

During the nine months ended September 30, 2020, the Company established an asset retirement obligation of $0.2 million related to a new building lease which contains manufacturing, research and development and office space at its Science Center Campus in San Diego, California.

NOTE 7—LEASES

The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms up to 9.9 years, some of which provide renewal options at the then-current market value. The Company also has a lease with Thermo Fisher Scientific Pharma Services, or Thermo Fisher (formerly Patheon UK Limited), for the use of their manufacturing facility in Swindon, England, which is embedded in agreements the Company has with Thermo Fisher. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Lease Costs	2020	2019	2020	2019
Fixed lease costs	$3,099	$1,585	$7,085	$4,544
Variable lease costs	611	403	1,661	1,233
Total	$3,710	$1,988	$8,746	$5,777

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for lease ROU assets and liabilities	$11,251	$5,247
ROU assets recorded in exchange for lease obligations	$42,101	$38,419

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
The Company has measured its operating lease liabilities at an estimated discount rate in which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

September 30, 2020
Weighted average remaining lease term	9.39 years
Weighted average discount rate	6.88%

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2020 (remaining three months)	$4,501
2021	10,745
2022	10,423
2023	10,697
2024	10,980
2025 through 2030	62,072
Total lease payments	109,418

Less: imputed interest	(29,515)
Total operating lease liabilities	$79,903

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

Goodwill

There was no change in the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2020. The balance at both September 30, 2020 and December 31, 2019 was $99.5 million.

Skyepharma Acquisition

In March 2007, the Company acquired from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma, its California operating subsidiary named Pacira Pharmaceuticals, Inc. (the “Skyepharma Acquisition”). The Skyepharma Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the Skyepharma Acquisition date. As of September 30, 2020, the Company has recorded $62.0 million of goodwill related to the Skyepharma Acquisition.

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

Intangible Assets

MyoScience Acquisition

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):

September 30, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(11,590)	$98,410	14 years
Customer relationships	90	(13)	77	10 years
Total intangible assets	$110,090	$(11,603)	$98,487

December 31, 2019	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Estimated Useful Life
Developed technology	$110,000	$(5,696)	$104,304	14 years
Customer relationships	90	(7)	83	10 years
Total intangible assets	$110,090	$(5,703)	$104,387

Amortization expense on intangible assets for the three and nine months ended September 30, 2020 was $2.0 million and $5.9 million, respectively. There was $2.0 million and $3.7 million of amortization expense on intangible assets for the three and nine months ended September 30, 2019, respectively.

Assuming no changes in the gross carrying amount of these intangible assets, amortization expense on intangible assets will be $2.0 million for the remaining three months of 2020 and the future amortization expense on intangible assets will be $7.9 million annually through 2032 and $2.2 million in 2033.

NOTE 9—DEBT

Convertible Senior Notes Due 2025

On July 10, 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of its 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture, or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per year, payable semiannually in arrears on February 1st and August 1st of each year, beginning on February 1, 2021. The 2025 Notes mature on August 1, 2025.

The total debt composition of the 2025 Notes is as follows (in thousands):

	September 30,	December 31,
	2020	2019
0.750% convertible senior notes due 2025	$402,500	$—
Deferred financing costs	(9,373)	—
Discount on debt	(84,346)	—
Total debt, net of debt discount and deferred financing costs	$308,781	$—

The net proceeds from the issuance of the 2025 Notes were approximately $390.0 million, after deducting commissions and the offering expenses by the Company. A portion of the net proceeds from the 2025 Notes were used by the Company to repurchase $185.0 million in aggregate principal amount of its outstanding 2.375% convertible senior notes due 2022 in privately-negotiated transactions for a total of $211.1 million of cash (including accrued interest).

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

During the quarter ended September 30, 2020, none of these conditions for conversion were met.

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

As of September 30, 2020, the 2025 Notes had a market price of $1,096 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2025 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.

Under ASC 470-20, Debt with Conversion and Other Options, an entity must separately account for the liability and equity components of convertible debt instruments (such as the 2025 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument is valued in a manner that reflects the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $314.7 million was calculated using a 5.78% assumed borrowing rate. The equity component of $87.8 million, representing the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes and is recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. The equity component is treated as a discount on the liability component of the 2025 Notes, which is amortized over the five-year term of the 2025 Notes using the effective interest rate method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. A deferred tax liability was recognized in the amount of $20.5 million, with the offsetting amount recorded in additional paid-in capital. See Note 14, Income Taxes, for information regarding the Company's deferred taxes.

The Company allocated the total transaction costs of approximately $12.5 million related to the issuance of the 2025 Notes to the liability and equity components of the 2025 Notes based on their relative values. Transaction costs attributable to the liability component are amortized to interest expense over the five-year term of the 2025 Notes, and transaction costs attributable to the equity component totaling $2.7 million are netted with the equity component in stockholders’ equity.

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

Convertible Senior Notes Due 2022

On March 13, 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1st and October 1st of each year. The 2022 Notes mature on April 1, 2022. As discussed above, in July 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of $211.1 million in cash (including accrued interest). The partial repurchase of the 2022 Notes resulted in an $8.1 million loss on early extinguishment of debt.

The total debt composition of the 2022 Notes is as follows (in thousands):

	September 30,	December 31,
	2020	2019
2.375% convertible senior notes due 2022	$160,000	$345,000
Deferred financing costs	(1,299)	(4,143)
Discount on debt	(11,018)	(34,812)
Total debt, net of debt discount and deferred financing costs	$147,683	$306,045

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than or equal to 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2020, this condition for conversion was not met.

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

As of September 30, 2020, the 2022 Notes had a market price of $1,149 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are settled, the Company would be required to repay the remaining $160.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

As of April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. This condition was not met during the quarter ended September 30, 2020. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

While the 2022 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,764	$2,048	$5,861	$6,146
Amortization of debt issuance costs	629	429	1,512	1,273
Amortization of debt discount	5,430	3,467	12,684	10,216
Capitalized interest and other (Note 6)	(691)	(4)	(1,448)	(4)
Total	$7,132	$5,940	$18,609	$17,631

Effective interest rate on convertible senior notes	6.78%	7.81%	7.35%	7.81%

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s equity investment is calculated utilizing market quotations from a major American stock exchange (Level 1). The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying values and fair values of the Company’s financial assets and liabilities at September 30, 2020 are as follows (in thousands):

	Carrying Value		Fair Value Measurements Using
			Level 1	Level 2	Level 3
Financial Assets:
Equity investment (3)	$12,803		$12,803	$—	$—
Financial Liabilities:
2.375% convertible senior notes due 2022 (1)	$147,683	(2)	$—	$183,800	$—
0.750% convertible senior notes due 2025 (1)	$308,781	(2)	$—	$441,241	$—
Acquisition-related contingent consideration (3)	$21,582		$—	$—	$21,582
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $60.12 per share on September 30, 2020 compared to a conversion price of $66.89 per share for the 2022 Notes and $71.78 per share for the 2025 Notes. Therefore, at September 30, 2020, the conversion price was above the stock price. The maximum conversion premium that could have been due on the 2022 Notes and 2025 Notes at September 30, 2020 was approximately 2.4 million and 5.6 million shares, respectively, of the Company’s common stock. These figures assume no increases in the conversion rate for certain corporate events.
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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The Company has recognized contingent consideration related to the MyoScience Acquisition in the amount of $21.6 million as of September 30, 2020. Refer to Note 4, MyoScience Acquisition and Note 15, Acquisition-Related Charges and Product Discontinuation, Net, for more information.

The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has, in the three and nine month periods ended September 30, 2020, recognized $0.8 million of charges and $1.6 million of gains, respectively, related to contingent consideration as a result of revisions to the probabilities of regulatory milestones being met, which have been included in acquisition-related charges (gains) in the condensed consolidated statements of operations. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts. At September 30, 2020, the weighted average discount rate was 6.09% and the weighted average probability of success for regulatory milestones was 25.2%. There were $7.3 million in changes in the fair value of contingent consideration in the three and nine months ended September 30, 2019.

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of September 30, 2020
Discount rates	6.04% to 6.15%
Probabilities of payment for regulatory milestones	3% to 100%
Projected years of payment for regulatory and commercial milestones	2021 to 2023

The maximum remaining potential payments related to the contingent consideration from the MyoScience Acquisition are $58.0 million as of September 30, 2020.

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2019	$38,142
Fair value adjustments and accretion	(1,560)
Payments made	(15,000)
Balance at September 30, 2020	$21,582

Investments

Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and corporate bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At September 30, 2020, all of the Company’s short-term and long-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.

The following summarizes the Company’s investments at September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$57,729	$259	$—	$57,988
Commercial paper	137,298	41	—	137,339
Corporate bonds	158,368	550	(6)	158,912
U.S. Treasury notes	52,642	2	(2)	52,642
Subtotal	406,037	852	(8)	406,881
Long-term:
U.S. Treasury notes	44,059	6	(3)	44,062
Subtotal	44,059	6	(3)	44,062
Total	$450,096	$858	$(11)	$450,943

December 31, 2019 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$43,166	$54	$—	$43,220
Commercial paper	32,250	20	—	32,270
Corporate bonds	138,012	225	(5)	138,232
Subtotal	213,428	299	(5)	213,722
Long-term:
Asset-backed securities	28,064	10	(15)	28,059
Corporate bonds	36,706	37	(4)	36,739
Subtotal	64,770	47	(19)	64,798
Total	$278,198	$346	$(24)	$278,520

At September 30, 2020, there were no investments held for sale that were materially less than their amortized cost.

The Company elects to recognize its interest receivable separate from its available-for-sale investments. At September 30, 2020 and December 31, 2019, the interest receivable recognized in prepaid expenses and other current assets was $1.6 million and $1.4 million, respectively.

Equity Investment

At September 30, 2020 and December 31, 2019, the Company held an equity investment in TELA Bio, Inc., or TELA Bio, in its condensed consolidated balance sheets in the amount of $12.8 million and $10.0 million, respectively. The Company records its investment in TELA Bio at fair value based on a quoted market price based on Level 1 inputs, which resulted in an unrealized gain in the amount of $2.8 million during both the three and nine months ended September 30, 2020, which are recorded in other, net income (expense) in the condensed consolidated statements of operations.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of September 30, 2020, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 33%, 28% and 27%. At December 31, 2019, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 37%, 29% and 26%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL revenues are primarily derived from major wholesalers and pharmaceutical companies that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of September 30, 2020 and December 31, 2019, the Company did not deem any allowances for credit losses on its accounts receivable necessary.

NOTE 11—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of goods sold	$1,546	$1,243	$4,050	$3,490
Research and development	1,401	1,297	3,944	3,772
Selling, general and administrative	8,007	6,704	21,030	17,199
Total	$10,954	$9,244	$29,024	$24,461

Stock-based compensation from:
Stock options	$7,181	$6,418	$19,795	$16,917
Restricted stock units	3,552	2,639	8,589	6,950
Employee stock purchase plan	221	187	640	594
Total	$10,954	$9,244	$29,024	$24,461

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2020:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2019	6,706,378	$42.80
Granted	1,470,003	47.27
Exercised	(1,129,762)	32.08
Forfeited	(403,467)	41.90
Expired	(44,177)	61.63
Outstanding at September 30, 2020	6,598,975	45.56

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2019	631,141	$41.87
Granted	631,526	48.18
Vested	(238,060)	41.91
Forfeited	(88,308)	43.93
Unvested at September 30, 2020	936,299	45.92

The weighted average fair value of stock options granted during the nine months ended September 30, 2020 was $22.30 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Nine Months Ended September 30, 2020
Expected dividend yield	None
Risk-free interest rate	0.55%
Expected volatility	53.48%
Expected term of options	5.36 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2020, 36,668 shares were purchased and issued through the ESPP.

NOTE 12—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Nine Months Ended September 30,
Net unrealized gains (losses) from available-for-sale investments:	2020	2019
Balance at beginning of period	$322	$(280)
Other comprehensive income before reclassifications	525	727
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$847	$447

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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs, the purchase of shares from the ESPP (using the treasury stock method) and the conversion of the excess conversion value on the 2022 Notes and 2025 Notes. As discussed in Note 9, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes and 2025 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes and 2025 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three and nine months ended September 30, 2019, no potentially dilutive securities have been included in the computation of diluted net loss per share for those periods.
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$130,119	$(6,087)	$131,008	$(6,128)
Denominator:
Weighted average common shares outstanding—basic	42,928	41,645	42,393	41,423
Computation of diluted securities:
Dilutive effect of stock options	1,086	—	740	—
Dilutive effect of RSUs	261	—	200	—
Weighted average common shares outstanding—diluted	44,275	41,645	43,333	41,423
Net income (loss) per share:
Basic net income (loss) per common share	$3.03	$(0.15)	$3.09	$(0.15)
Diluted net income (loss) per common share	$2.94	$(0.15)	$3.02	$(0.15)

The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of stock options	3,585	5,443	4,746	4,816
Weighted average number of RSUs	5	266	126	154
Weighted average ESPP purchase options	25	33	22	23
Total	3,615	5,742	4,894	4,993

NOTE 14—INCOME TAXES

Income (loss) before income taxes and total income tax (benefit) expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income (loss) before income taxes:
Domestic	$8,175	$(3,205)	$10,154	$(2,183)
Foreign	(2,025)	(2,611)	(2,759)	(5,024)
Total income (loss) before income taxes	$6,150	$(5,816)	$7,395	$(7,207)

Current taxes:
Federal	$—	$—	$—	$—
State	603	271	959	749
Total current taxes	$603	$271	$959	$749
Deferred taxes:
Federal	$(104,389)	$—	$(104,389)	$(1,828)
State	(20,183)	—	(20,183)	—
Total deferred taxes	$(124,572)	$—	$(124,572)	$(1,828)

Total income tax (benefit) expense	$(123,969)	$271	$(123,613)	$(1,079)

For the three months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $124.0 million and income tax expense of $0.3 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded an income tax benefit of $123.6 million and $1.1 million, respectively. During the three months ended September 30,

2020, the Company recorded a $124.6 million income tax benefit relating to the release of a valuation allowance on its net deferred assets. The income tax benefit for the nine months ended September 30, 2019 is primarily related to the MyoScience Acquisition and a $1.8 million reduction in the Company’s valuation allowance on its deferred tax assets due to the acquisition.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. A full valuation allowance had been recorded against the Company’s net deferred tax balance as of December 31, 2019 because at that time it was more likely than not that its net deferred tax assets would not be realizable. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2020, in part because in the current year the Company achieved three years of cumulative pretax income in the U.S. federal and state tax jurisdictions, and based on its most recent forecasts, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $124.6 million are realizable and, therefore, reduced the valuation allowance accordingly.

During the nine months ended September 30, 2020, the Company established a deferred tax liability of $20.5 million with an offset to additional paid-in capital resulting from the conversion feature of the 2025 Notes. The initial difference between the book value of convertible debt issued with a beneficial conversion feature and its tax basis is a temporary difference.

The significant components of the Company’s deferred tax assets and liabilities at September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$66,262	$68,921
Federal and state credits	17,197	16,895
Depreciation and amortization	16,203	15,778
Accruals and reserves	8,043	8,767
Stock based compensation	22,315	23,187
Inventory	1,671	1,646
Other	1,257	2,022
Total deferred tax assets	132,948	137,216
Deferred tax liabilities:
Discount on convertible senior notes	(22,215)	(8,125)
Deferred tax assets, net of deferred tax liabilities	110,733	129,091
Less: valuation allowance	(6,611)	(129,091)
Net deferred tax assets	$104,122	$—
As of September 30, 2020, the Company’s deferred tax assets were primarily the result of U.S. net operating losses, or NOLs. As of September 30, 2020, the Company had federal, state, and foreign NOL carry forwards of approximately $255.7 million, $182.3 million, and $5.8 million, respectively. All federal carry forward losses were generated prior to 2018 and will expire in 2025 through 2037. The state carry forwards will expire at various dates beginning in 2025. The foreign NOLs have an indefinite expiration.

Utilization of NOLs may be subject to a substantial limitation pursuant to Section 382 of the Internal Revenue Code, or IRC, of 1986, as amended, or Section 382, as well as similar state statutes in the event of an ownership change. Such ownership changes have occurred in the past and could occur again in the future. Under Section 382 of the IRC, if a corporation undergoes an “ownership change” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited. The Company may experience ownership changes in the future as a result of shifts in its stock ownership, some of which are outside the Company’s control. Ownership changes in future periods may place additional limits on the Company’s ability to utilize its net operating loss and tax credit carry forwards. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

NOTE 15—ACQUISITION–RELATED CHARGES (GAINS) AND PRODUCT DISCONTINUATION, NET

MyoScience Acquisition

The Company recognized charges of $0.8 million and gains of $1.4 million in the three and nine months ended September 30, 2020, respectively, primarily related to changes in the fair value of contingent consideration from the MyoScience Acquisition. There were $7.3 million in charges for the fair value of contingent consideration in the three and nine months ended September 30, 2019. In addition, the Company also recognized charges of $0.2 million and $4.8 million in the three and nine months ended September 30, 2019, respectively, related to separation costs, asset write-downs and other restructuring charges. See Note 10, Financial Instruments, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.

DepoCyt(e) Discontinuation

The Company recorded gains related to its DepoCyt(e) discontinuation activities of less than $0.1 million and $0.2 million in the three and nine month periods ended September 30, 2020, respectively. The Company recorded costs for its DepoCyt(e) discontinuation activities of $0.1 million in both the three and nine month periods ended September 30, 2019. The Company ceased all production of DepoCyt(e) as of June 30, 2017. Cash payments for the DepoCyt(e) manufacturing facility were substantially finalized in the third quarter of 2020.

Summary of Acquisition-Related Restructuring Activities and DepoCyt(e) Discontinuation Costs

The Company’s acquisition-related restructuring and DepoCyt(e) discontinuation costs as of September 30, 2020 are summarized below (in thousands):

	Severance and Related Costs	Asset Retirement Obligations, Other Restructuring and Discontinuation Costs	Total
Balance at December 31, 2019	$81	$558	$639
Charges incurred	—	(39)	(39)
Cash payments made	(81)	(500)	(581)
Balance at September 30, 2020	$—	$19	$19

NOTE 16—COMMITMENTS AND CONTINGENCIES

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including those related to patents, product liability and government investigations. Except as described below, the Company is not presently a party to any legal proceedings that it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

MyoScience Milestone Litigation

In August 2020, the Company and its subsidiary, Pacira CryoTech, Inc. (“Pacira CryoTech”), filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience, and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “Merger Agreement”), specifically related to the achievement of certain milestone payments under the Merger Agreement. In addition, the Company and Pacira CryoTech sought general, special and compensatory damages against the other defendants related to breach of fiduciary duties in connection with the purported achievement of milestone payments under the Merger Agreement, and breach of the Merger Agreement and certain other agreements with the defendants. In October 2020, Fortis filed an answer and counterclaim against the Company and Pacira CryoTech seeking to recover certain milestone payments under the Merger Agreement totaling $40.0 million, and attorneys’ fees. The Company believes that the counterclaim from Fortis is without merit and intends to vigorously defend against all claims. The Company is unable to predict the outcome of this action at this time.

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

NOTE 17—COMMERCIAL PARTNERS

DePuy Synthes Sales, Inc.

In July 2020, the Company announced the termination of the Co-Promotion Agreement, dated January 24, 2017 between the Company and DePuy Synthes Sales Inc. to jointly market and promote the use of EXPAREL for orthopedic procedures in the United States. The Company currently estimates termination-related costs or payments to be up to $12.0 million, which will be recorded in selling, general and administrative expenses over the remaining contract service period.

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results and trends, development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and U.S. economic conditions, and our business, including our revenues, financial condition and results of operations; the cost and timing of an early termination payment to DePuy Synthes Sales, Inc., or DePuy Synthes; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension); the rate and degree of market acceptance of EXPAREL; the size and growth of the potential markets for EXPAREL and our ability to serve those markets; our plans to expand the use of EXPAREL to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL; our ability to realize the anticipated benefits and synergies from the acquisition of MyoScience, Inc., or MyoScience; the success of our sales and manufacturing efforts in support of the commercialization of iovera°®; the rate and degree of market acceptance of iovera°; the size and growth of the potential markets for iovera° and our ability to serve those markets; our plans to expand the use of iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs; our plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and our ability to successfully construct an additional EXPAREL manufacturing suite in Swindon, England; the outcome of any litigation; the recoverability of our deferred tax assets and assumptions associated with contingent consideration payments. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
Pacira is the leading provider of non-opioid pain management options to advance and improve outcomes for healthcare practitioners and their patients. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes DepoFoam®, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated for single-dose infiltration in adults to produce postsurgical local analgesia and as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Since its initial approval in 2011 for single-dose infiltration, more than seven million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves. We sell iovera° directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery.

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

Novel Coronavirus (COVID-19) Pandemic

During the second quarter of 2020, our net product sales were negatively impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19), which mandated significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020; however, we do not know how long it will take the surgical community to return to normal operations, or if restrictions on elective surgeries will recur. Our manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. Our Fremont, California facility, where we manufacture iovera°, was closed for three weeks in March 2020 to implement safety protocols and guidelines, and resumed normal operations in April 2020. To date, there have been no material impacts to our supply chain. With the reopening of many states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ambulatory surgical centers. Our offices have re-opened on a voluntary basis with strict safety and hygiene guidelines implemented, and we continue to support remote working as appropriate.

The situation remains dynamic and is subject to rapid and possibly material changes. It is not clear what the potential effects may be to our business going forward, including the impact on our revenues, results of operations or financial condition, particularly if these pandemic conditions persist or exacerbate over an extended period of time, including if states return to placing restrictions on elective surgical procedures. Additional negative impacts may also arise from the COVID-19 pandemic that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted. We have also taken advantage of some of the provisions of the Coronavirus Aid, Relief and Economic Security (CARES) Act, mainly by deferring the payment of certain employer payroll taxes. For more information, see “Liquidity and Capital Resources” below.

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

Recent Highlights

• In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of 0.750% convertible senior notes due 2025, or 2025 Notes. We used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million in aggregate principal amount of our 2.375% convertible senior notes due 2022, or 2022 Notes, in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash (including accrued interest). For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein and “Liquidity and Capital Resources” below.

• In September 2020, we announced that the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion recommending marketing authorization for EXPAREL for postsurgical analgesia. The European Commission will review the CHMP opinion and is expected to adopt a final decision in November 2020. The decision will be applicable to all 27 E.U. member states plus the United Kingdom, Iceland, Norway and Liechtenstein.

• In October 2020, we announced the grand opening of the Pacira Innovation and Training center at Tampa (the “PITT”). Designed to advance clinician understanding of the latest local, regional and field block approaches for managing pain, the PITT will provide training for anesthesiologists and surgeons working to reduce or eliminate patient exposure to opioids.

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

This was a multicenter, randomized, double-blind study across 13 clinical sites in the United States, in patients undergoing elective C-section and receiving spinal anesthesia and a multimodal analgesic regimen. Patients were randomized (1:1) to receive EXPAREL 266 mg plus bupivacaine HCl 50 mg or bupivacaine HCl 50 mg alone administered via TAP field block after delivery. Efficacy was evaluated in a pre-specified modified intent-to-treat (mITT) population which met the study criteria regarding proper administration of TAP and multimodal regimen (N=136). Key findings include:

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

We recently discontinued enrollment in our Phase 4 study in spine surgeries (known as “FUSION”). This multicenter, prospective, active-controlled, real world study compared EXPAREL in multimodal regimens to the standard of care for postsurgical pain management in patients undergoing lumbar posterior spine surgeries. While the use of EXPAREL continues to significantly expand in spinal procedures, medical practice is rapidly evolving with regional approaches becoming more widespread and procedures shifting to the 23-hour stay environment. Given this changing treatment landscape, we closed enrollment early as the protocol was becoming less feasible and less reflective of current practice. The data from approximately 65 FUSION study subjects will be analyzed with the intent to create either a future study or registry for this patient population.

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

Label Expansion

Pediatrics

In December 2019, we reported positive topline results from our Phase 3 registration study (known as “PLAY”) of EXPAREL administered as a single-dose infiltration in pediatric patients undergoing spinal or cardiac surgeries. Overall findings were consistent with the pharmacokinetic and safety profiles for adult patients with no safety concerns identified at a dose of 4 mg/kg. Based on the positive data from the PLAY study, we submitted an sNDA to the FDA seeking expansion of the EXPAREL label to include single-dose infiltration to provide postsurgical analgesia in children aged six and over. The sNDA has a Prescription Drug User Fee Act (PDUFA) action date of March 22, 2021.

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

Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. In September 2020, the EMA’s CHMP adopted a positive opinion recommending marketing authorization for EXPAREL for postsurgical analgesia. The CHMP is a scientific committee of the EMA that reviews medical product applications on their scientific and clinical merit. The CHMP recommended granting EXPAREL marketing authorization with the following indication: EXPAREL is indicated as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. The European Commission will review the CHMP opinion and is expected to adopt a final decision in November 2020. The decision will be applicable to all 27 E.U. member states plus the United Kingdom, Iceland, Norway and Liechtenstein. In Canada, which is a concentrated market driven by four provinces, Health Canada has validated our New Drug Submission and we are currently in labeling discussions. We do not intend to pursue a commercial partnership to commercialize EXPAREL in Europe or Canada. In China, we have an agreement with Nuance Biotech Co. Ltd., a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL. We have completed a pharmacokinetic study requested by the National Medical Products Administration, or NMPA, in China, and we are planning to meet with the NMPA to finalize our regulatory path forward. There is no assurance that we will receive approval from the European Commission, Health Canada, the NMPA or any other jurisdiction.

iovera°

The iovera° System

The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that produces cryoanalgesia via a handheld device by disrupting pain signals transmitted to the brain from the site of injury or surgery and alleviates pain. The iovera° system is 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain, pain relief and symptoms associated with osteoarthritis of the knee as well as general surgical use.

Our commercial strategy for iovera° focuses on two broad market segments. First, iovera° and EXPAREL for opioid-sparing pain management for the total knee arthroplasty, or TKA, patient, with iovera° being administered before surgery and EXPAREL administered during surgery. We are enrolling patients into our PREPARE study that will evaluate iovera° and EXPAREL for TKA. As many as 30 percent of presurgical patients with end-stage knee osteoarthritis use prescription opioids.

With iovera°, our goal is to provide patients with several months of non-opioid pain control to allow them to prepare for surgery with an appropriate regimen. We also believe that EXPAREL for surgical pain control and EXPAREL plus iovera° for postsurgical pain control could support rapid functional recovery.

The second target market is iovera° for osteoarthritis patients who have failed conservative treatments, such as non-steroidal anti-inflammatory drugs or viscosupplementation, and are seeking drug-free, opioid-free, surgery-free pain management for several months. We are targeting patients who are seeking an active lifestyle, as well as patients who desire to delay surgery for personal or medical reasons.

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

We believe these data validate iovera° as a clinically meaningful non-opioid alternative for patients undergoing TKA, and that iovera° offers the opportunity to provide patients with non-opioid pain control well in advance of any necessary surgical intervention through a number of key product attributes:

•iovera° is safe and effective with immediate pain relief that can last for months as the nerve regenerates over time;

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

Product Pipeline

Given the proven safety, flexibility and customizability of our DepoFoam platform for acute, sub-acute and chronic pain applications, we have additional DepoFoam-based products in preclinical development. Following data readouts from preclinical and feasibility studies for these candidates, we have prioritized two programs for clinical development: (i) the intrathecal delivery of a DepoFoam-based analgesic for acute and chronic pain and (ii) DepoDexmedetomidine, a sedative-analgesic for end-of-life pain and painful conditions in the elderly.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for veterinary use in the U.S. and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Net product sales:
EXPAREL	$113,714	$101,456	12%	$288,029	$290,938	(1)%
Bupivacaine liposome injectable suspension	449	255	76%	2,430	1,468	66%
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	114,163	101,711	12%	290,459	292,406	(1)%
iovera°	2,726	2,639	3%	6,391	4,674	37%
Total net product sales	116,889	104,350	12%	296,850	297,080	(0)%
Royalty revenue	595	335	78%	1,823	1,522	20%
Total revenues	$117,484	$104,685	12%	$298,673	$298,602	0%

EXPAREL revenue grew 12% in the three months ended September 30, 2020 versus 2019, primarily due to an increase in sales volume of 13% and a 3% increase in gross selling price per unit, partially offset by the sales mix of EXPAREL vial sizes. The 1% decrease in net product sales of EXPAREL in the nine months ended September 30, 2020 versus 2019 was primarily due to the significant postponement or suspension of elective surgical procedures resulting from public health guidance and government directives due to the COVID-19 pandemic, beginning in mid-March 2020. The demand for EXPAREL has generally continued to increase as a result of ambulatory surgical centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care.

As part of the acquisition of MyoScience (the “MyoScience Acquisition”), we acquired the iovera° system and began recognizing net product sales in April 2019. Net product sales increased 3% and 37% in the three and nine months ended September 30, 2020 versus 2019, respectively. The increase in nine month revenue largely reflects the timing of the MyoScience Acquisition in 2019. The increase in three month revenue was impacted by the COVID-19 pandemic. Thus far, we have seen the greatest iovera° demand as pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee.

Any renewed government suspension of or patient or clinical decisions to delay elective surgeries would impact our future sales of EXPAREL and iovera° during the ongoing COVID-19 pandemic.

Royalty revenue reflects the royalties earned on sales to Aratana. Royalty revenue increased 78% and 20% in the three and nine months ended September 30, 2020 versus 2019, respectively, as a result of the timing of orders placed by Aratana.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the nine months ended September 30, 2020 and 2019 (in thousands):

September 30, 2020	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2019	$540	$962	$1,486	$1,816	$4,804
Provision	561	5,947	4,519	7,409	18,436
Payments / Adjustments	(230)	(5,997)	(5,029)	(7,736)	(18,992)
Balance at September 30, 2020	$871	$912	$976	$1,489	$4,248

September 30, 2019	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2018	$344	$779	$1,167	$1,010	$3,300
Provision	558	6,009	4,602	7,593	18,762
Payments / Adjustments	(400)	(5,922)	(4,768)	(7,167)	(18,257)
Balance at September 30, 2019	$502	$866	$1,001	$1,436	$3,805

Total reductions to gross product sales from sales-related allowances and accruals were $18.4 million and $18.8 million, or 5.8% and 5.9% of gross product sales, for the nine months ended September 30, 2020 and 2019, respectively. The overall decrease in sales-related allowances and accruals as a percentage of gross product sales was directly related to a slight decrease in discounting.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Cost of goods sold	$29,993	$22,304	34%	$82,031	$74,809	10%
Gross margin	74%	79%		73%	75%

Gross margin decreased five percentage points in the three months ended September 30, 2020 versus 2019. Of the decrease, the most significant changes were two percentage points due to higher cost of product sold, one percent percentage point due to unplanned downtime at our custom manufacturing suite in Swindon, England (under our partnership with Thermo Fisher Scientific Pharma Services, or Thermo Fisher), and one percentage point due to a planned shutdown at the company’s Science Center Campus in San Diego, California in order to prepare our manufacturing suite for a new EXPAREL capacity expansion.

Gross margin decreased two percentage points in the nine months ended September 30, 2020 versus 2019 as a result of unplanned downtime at our custom manufacturing suite in Swindon, England (under our partnership with Thermo Fisher).

Despite shelter-in-place and other restrictive orders to combat the COVID-19 pandemic in California and England, there were no interruptions to our EXPAREL operations at either the Science Center Campus or Swindon manufacturing sites as a result of the COVID-19 pandemic as the production of EXPAREL is considered essential. Our Fremont, California facility, where we manufacture iovera°, was closed for three weeks in March 2020 to implement safety protocols and guidelines related to the COVID-19 pandemic. The Fremont facility resumed normal operations in April 2020.

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

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Clinical and preclinical development	$5,369	$9,762	(45)%	$16,016	$22,956	(30)%
Product development and manufacturing capacity expansion	5,629	7,782	(28)%	18,317	20,996	(13)%
Regulatory and other	2,252	1,414	59%	5,813	4,742	23%
Stock-based compensation	1,401	1,297	8%	3,944	3,772	5%
Total research and development expense	$14,651	$20,255	(28)%	$44,090	$52,466	(16)%
% of total revenues	12%	19%		15%	18%

Total research and development expense decreased 28% and 16% in the three and nine months ended September 30, 2020 versus 2019, respectively.

Clinical and preclinical development expense decreased 45% in the three months ended September 30, 2020 versus 2019 due to the completion of our Phase 3 pediatric (“PLAY”) clinical trial, our Phase 4 C-Section (“CHOICE”) trial and our nerve block pilot pharmacokinetic study. In addition, we made the strategic decision to conclude enrollment in the spine (“FUSION”) study early due to protocol feasibility given the rapid evolution of medical practice for spinal procedures. The data from approximately 65 FUSION study subjects will be analyzed with the intent to create either a future study or registry for this patient population. These decreases were partially offset by startup activities related to our iovera° and EXPAREL (“PREPARE”) trial, our lower extremity nerve block (“STRIDE”) clinical trial and a Phase 1 intrathecal clinical trial to evaluate the safety and pharmacokinetics of EXPAREL administered via a single intrathecal injection. The decrease of 30% in the nine months ended September 30, 2020 versus 2019 also included the completion of our pediatric pharmacokinetic study, partially offset by our pectoral field block clinical trial in breast augmentation.

Product development and manufacturing capacity expansion expense decreased 28% and 13% in the three and nine months ended September 30, 2020 versus 2019, respectively. These decreases are mainly due to our progress in constructing the significant scale-up of our manufacturing capacity at the Thermo Fisher site in Swindon, England as the project advances from the development phase to the registration phase.

Regulatory and other expense increased 59% and 23% in the three and nine months ended September 30, 2020 versus 2019, respectively, due to start-up activities related to an iovera° clinical data registry. For the nine months ended September 30, 2020 versus 2019, these expenditures included increases in publications of EXPAREL and iovera° abstracts.

Stock-based compensation increased by 8% and 5% in the three and nine months ended September 30, 2020 versus 2019, respectively, primarily due to accelerated stock compensation expense that occurred in the third quarter of 2020 and an increase in the number of equity awards granted.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Sales and marketing	$33,215	$31,913	4%	$86,483	$95,782	(10)%
General and administrative	11,339	11,511	(1)%	33,170	33,578	(1)%
Stock-based compensation	8,007	6,704	19%	21,030	17,199	22%
Total selling, general and administrative expense	$52,561	$50,128	5%	$140,683	$146,559	(4)%
% of total revenues	45%	48%		47%	49%
Total selling, general and administrative expenses increased 5% and decreased 4% in the three and nine months ended September 30, 2020 versus 2019, respectively.

Sales and marketing expenses increased 4% and decreased 10% in the three and nine months ended September 30, 2020 versus 2019, respectively. The 4% increase was driven by a termination fee related to our co-promotion agreement with DePuy Synthes and higher compensation due to an expanded sales force, and was partially offset by lower sales commissions, outside services and travel and entertainment. The 10% decrease was primarily driven by a decline in sales commissions, reduced marketing spend due to the cancellations of in person meetings, medical conferences, travel and higher utilization of lower cost virtual meetings due to the COVID-19 pandemic. These were partially offset by the termination fee to DePuy Synthes, and higher sales and marketing compensation due to an expanded sales force. We are continuing our marketing investment in EXPAREL, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. We recently launched the Pacira Innovation and Training center at Tampa (the “PITT”) in Tampa, Florida. This approximately 10,000 square-foot facility will support a full range of educational events to advance clinician understanding of the latest local, regional and field block approaches for managing pain and reducing or eliminating exposure to opioids. Additionally, we have continued investing in marketing initiatives and customer outreach for iovera°.

In the near-term, we expect that sales and marketing expenditures will continue to be impacted by the COVID-19 pandemic and its resultant effects on elective surgeries, sales commissions, cancellations of in-person industry conferences and the suspension of non-essential employee travel. These potential reductions in expenditures could be partially offset by the termination of our Co-Promotion Agreement with DePuy Synthes to jointly market and promote the use of EXPAREL for orthopedic procedures in the United States. We currently estimate termination-related costs or payments to be up to $12.0 million, which will be recorded in selling, general and administrative expenses over the remaining contract service period.

General and administrative expenses decreased slightly for both the three and nine months ended September 30, 2020 versus 2019. The decreases were primarily due to lower legal expenditures related to our U.S. Department of Justice subpoena received in April 2015, which was partially offset by expenditures to support the expansion of the business following the MyoScience Acquisition.

Stock-based compensation increased 19% and 22% in the three and nine months ended September 30, 2020 versus 2019, respectively, primarily due to an increase in personnel and the number of equity grants awarded.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Amortization of acquired intangible assets	$1,967	$1,967	—%	$5,900	$3,736	58%
As part of the MyoScience Acquisition, we acquired intangible assets consisting of developed technology and customer relationships, with estimated useful lives of 14 and 10 years, respectively. Amortization began in the second quarter of 2019 on a straight-line basis. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related Charges (Gains) and Product Discontinuation, Net

The following table provides a summary of the costs related to the MyoScience Acquisition and our DepoCyt(e) discontinuation activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Acquisition-related charges (gains)	$752	$7,571	(90)%	$(1,410)	$12,142	N/A
Product discontinuation charges (gains)	(60)	47	N/A	(189)	124	N/A
Total acquisition-related charges (gains) and product discontinuation, net	$692	$7,618	(91)%	$(1,599)	$12,266	N/A

As part of the MyoScience Acquisition, we recognized charges in the amount of $0.8 million and gains of $1.4 million in the three and nine months ended September 30, 2020, respectively, primarily related to changes in the fair value of contingent consideration. There were $7.3 million in fair value adjustments related to contingent consideration in the three and nine months ended September 30, 2019. We also recognized charges of $0.2 million and $4.8 million in the three and nine months ended September 30, 2019, respectively, related to separation costs, asset write-downs and other restructuring charges. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.

In the three and nine months ended September 30, 2020, we recorded gains of $0.1 million and $0.2 million, respectively, related to asset retirement obligations and exiting the former DepoCyt(e) production facility. We recorded charges of less than $0.1 million and $0.1 million in the three and nine month periods ended September 30, 2019, respectively, for contract and exit costs related to the discontinuation of DepoCyt(e).
Other Income (Expense)
The following table provides information regarding other (expense) income during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Interest income	$1,025	$1,736	(41)%	$3,936	$5,709	(31)%
Interest expense	(7,132)	(5,940)	20%	(18,609)	(17,631)	6%
Loss on early extinguishment of debt	(8,071)	—	N/A	(8,071)	—	N/A
Other, net	2,708	(4,025)	N/A	2,571	(4,051)	N/A
Total other expense, net	$(11,470)	$(8,229)	39%	$(20,173)	$(15,973)	26%
Total other expense, net increased by 39% and 26% in the three and nine months ended September 30, 2020 versus 2019, respectively, primarily due to an $8.1 million loss on early extinguishment of debt incurred in conjunction with the retirement of $185.0 million aggregate principal of our 2022 Notes in July 2020. In addition, the three and nine months ended September 30, 2020 included a $2.8 million unrealized gain on our equity investment in TELA Bio, Inc., or TELA Bio. The three and nine months ended September 30, 2019 included a $5.4 million unrealized loss in the TELA Bio investment due to the investment having been deemed to be impaired when an offer was made to sell shares in TELA Bio for an amount less than our carrying amount. TELA Bio has since completed an initial public offering.
There was a reduction in interest income in both the three and nine months ended September 30, 2020 versus 2019, respectively, due to a decline in interest rates. The increase in interest expense in both respective periods was due to the issuance of $402.5 million of aggregate principal 2025 Notes in July 2020.

Income Tax (Benefit) Expense

The following table provides information regarding our income tax (benefit) expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2020	2019		2020	2019
Income tax (benefit) expense	$(123,969)	$271	N/A	$(123,613)	$(1,079)	100% +
Effective tax rate	(100)% +	(5)%		(100)% +	15%

For the three months ended September 30, 2020 and 2019, we recorded an income tax benefit of $124.0 million and income tax expense of $0.3 million, respectively. For the nine months ended September 30, 2020 and 2019, we recorded an income tax benefit of $123.6 million and $1.1 million, respectively. A full valuation allowance had been recorded against our net deferred tax balance as of December 31, 2019 because at that time it was more likely than not that our net deferred tax assets would not be realizable. At each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of September 30, 2020, in part because in the current year we achieved three years of cumulative pretax income in the U.S. federal and state tax jurisdictions and based on our most recent forecasts, we determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred taxes of $124.6 million are realizable and, therefore, we reduced the valuation allowance accordingly. For more information, see Note 14, Income Taxes, to our condensed consolidated financial statements included herein.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired iovera° as part of the MyoScience Acquisition in April 2019. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with cash generated from product sales, the proceeds from the sale of equity and debt securities, borrowings under prior debt facilities and collaborative licensing and milestone revenue. As of September 30, 2020, we had an accumulated deficit of $268.4 million, cash and cash equivalents, short-term and long-term investments of $576.2 million and working capital of $572.2 million. The net cash proceeds from the July 2020 issuance of $402.5 million aggregate principal of the 2025 Notes was $178.9 million, after deducting fees and offering expenses of $12.5 million and using $211.1 million (including accrued interest) to retire $185.0 million in aggregate principal of our existing 2022 Notes. For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allows for certain measures to increase liquidity for businesses such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We currently expect to benefit from the provision to defer the payment of certain employer payroll taxes of approximately $3.3 million for calendar year 2020, of which $2.2 million has been deferred as of September 30, 2020. One-half of these deferrals are due at each of December 31, 2021 and December 31, 2022.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2020	2019
Net cash provided by (used in):
Operating activities	$30,365	$44,616
Investing activities	(195,290)	(97,693)
Financing activities	211,941	5,690
Net increase (decrease) in cash and cash equivalents	$47,016	$(47,387)
Operating Activities

During the nine months ended September 30, 2020, net cash provided by operating activities was $30.4 million, compared to $44.6 million during the nine months ended September 30, 2019. The decrease of $14.3 million was primarily attributable to contingent consideration payments made to MyoScience securityholders—$9.4 million of which was classified as an operating outflow with the remaining $5.6 million classified as a financing outflow. There was also a 1% decrease in net product sales of EXPAREL caused by the COVID-19 pandemic. This decrease also included additional expenditures related to growing a team of account managers focused on the outpatient market for EXPAREL as well as marketing initiatives and customer outreach for iovera°.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $195.3 million, which reflected $171.9 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $23.4 million. Major fixed asset purchases included equipment for a new EXPAREL capacity expansion project at our Science Center Campus and continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher.

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

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $211.9 million, which consisted of gross proceeds from the issuance of the 2025 Notes of $402.5 million, the exercise of stock options of $36.0 million and $1.4 million from the issuance of shares through our ESPP. In conjunction with the issuance of the 2025 Notes, we paid $12.5 million in financing costs and retired $185.0 million in aggregate principal amount of our 2022 Notes in privately-negotiated transactions for a total of $211.1 million of cash (including $1.2 million of accrued interest classified as an operating outflow). We also made $5.6 million of contingent consideration payments to MyoScience securityholders.

During the nine months ended September 30, 2019, net cash provided by financing activities was $5.7 million, which consisted of proceeds from the exercise of stock options of $5.0 million and $1.3 million from the issuance of shares through our ESPP, partially offset by $0.6 million of payments made to retire our 3.25% convertible senior notes due 2019.

2025 Convertible Senior Notes

On July 10, 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes and entered into an indenture, or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable in arrears on February 1 and August 1 of each year, beginning on February 1, 2021. The 2025 Notes mature on August 1, 2025. At September 30, 2020, the outstanding principal on the 2025 Notes was $402.5 million.

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

While the 2025 Notes are currently classified on our consolidated balance sheet at September 30, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the right to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.

On or after August 1, 2023, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2025 Notes if the last reported sale price (as defined in the 2025 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. This condition was not met during the quarter ended September 30, 2020.

See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes.

2022 Convertible Senior Notes

On March 13, 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At September 30, 2020, the outstanding principal on the 2022 Notes was $160.0 million. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest.

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

While the 2022 Notes are currently classified on our consolidated balance sheet at September 30, 2020 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2022 Notes have the right to convert the 2022 Notes at any time during the prescribed measurement period, the 2022 Notes would then be considered a current obligation and classified as such.

As of April 1, 2020, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. This condition was not met during the quarter ended September 30, 2020.

See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and 2025 Notes, and to service our indebtedness through at least October 29, 2021. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
•the impact of the COVID-19 pandemic, including the amounts and delays of suspended surgical procedures, clinical trials and general economic conditions;
•our ability to successfully continue to expand the commercialization of EXPAREL, including outside of the U.S.;
•the costs of expanding the commercialization of iovera°, including outside of the U.S.;
•the cost and timing of expanding our manufacturing facilities for EXPAREL and other product candidates, including the construction of an additional manufacturing suite at Thermo Fisher’s facility in Swindon, England and an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California;
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

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2020, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Income Taxes

Through June 30, 2020, we had established a valuation allowance to reduce our deferred tax assets to amounts expected to be realized. The primary basis for the valuation allowance had been our historical losses. However, in in the current year, we achieved three years of cumulative pretax income in the U.S. federal and state tax jurisdictions. We have been demonstrating strong earnings from our core business, after taking into account any unusual, non-recurring items not expected to occur in future periods. Based on our most recent forecasts, we expect these improvements to continue into future periods. We have also considered the timing in which existing temporary differences will reverse in future periods. Based on the positive evidence of projections of future taxable income and forecasts of future pre-tax book income, we have concluded it is more likely than not that we will realize the future benefits of our U.S. deferred tax assets. As a result, we recorded an income tax benefit of $124.6 million due to the reversal of our valuation allowance relating to our U.S. federal net deferred tax assets during the third quarter of 2020. For more information, see Note 14, Income Taxes, to our condensed consolidated financial statements included herein.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2020 by approximately $2.1 million.

We have an equity investment in the common stock of TELA Bio (traded on the Nasdaq Global Select Market under the ticker symbol “TELA”). Changes in the stock price of TELA Bio will affect the value of our investment, and we could incur realized or unrealized losses on all or a part of the value of this investment. At September 30, 2020, the value of our investment in TELA Bio was $12.8 million, and a hypothetical 10% decrease in the market price of TELA Bio stock would have caused a decrease in our carrying amount by $1.3 million. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein for additional information on our investment in TELA Bio.

In July 2020, we issued $402.5 million in aggregate principal amount of our 2025 Notes, which mature in August 2025. Holders may convert their 2025 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2025 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2020, the estimated fair value of the 2025 Notes was $1,096 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes. The 2025 Notes bear interest at a fixed rate. At September 30, 2020, all $402.5 million of principal remains outstanding on the 2025 Notes.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. The 2022 Notes bear interest at a fixed rate. As of September 30, 2020, the estimated fair value of the 2022 Notes was $1,149 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At September 30, 2020, $160.0 million of principal remains outstanding on the 2022 Notes.

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, our management has integrated internal controls for the acquired MyoScience business into our existing controls. Other than the controls enhanced or implemented to integrate the MyoScience business, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
MyoScience Milestone Litigation

In August 2020, we and our subsidiary, Pacira CryoTech, Inc. (“Pacira CryoTech”), filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience, and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “Merger Agreement”), specifically related to the achievement of certain milestone payments under the Merger Agreement. In addition, we and Pacira CryoTech sought general, special and compensatory damages against the other defendants related to breach of fiduciary duties in connection with the purported achievement of milestone payments under the Merger Agreement, and breach of the Merger Agreement and certain other agreements with the defendants. In October 2020, Fortis filed an answer and counterclaim against us and Pacira CryoTech seeking to recover certain milestone payments under the Merger Agreement totaling $40.0 million, and attorneys’ fees. We believe that the counterclaim from Fortis is without merit and intend to vigorously defend against all claims. We are unable to predict the outcome of this action at this time.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
4.1	Indenture, dated as of July 10, 2020, by and between the Company and Wells Fargo Bank, National Association.(1)

4.2	Form of Global 0.750% Convertible Senior Note due 2025.(1)

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*                                     Filed herewith.

**                              Furnished herewith.

(1)    Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 10, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	October 29, 2020	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	October 29, 2020	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)