Form 10-Q
period 2021-03-31
Pacira BioSciences, Inc.
filed 2021-05-04
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 2, 2021, 44,025,456 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

ASSETS	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$66,699	$99,957
Short-term investments	523,364	421,705
Accounts receivable, net	52,583	53,046
Inventories, net	64,606	64,650
Prepaid expenses and other current assets	12,995	12,265
Total current assets	720,247	651,623
Long-term investments	34,971	95,459
Fixed assets, net	144,822	136,688
Right-of-use assets, net	72,888	74,492
Goodwill	99,547	99,547
Intangible assets, net	94,554	96,521
Deferred tax assets	104,467	106,164
Equity investments and other assets	16,053	14,019
Total assets	$1,287,549	$1,274,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,110	$10,431
Accrued expenses	50,239	70,974
Lease liabilities	5,503	7,425
Convertible senior notes	151,647	149,648
Contingent consideration	14,864	14,736
Income taxes payable	721	114
Total current liabilities	232,084	253,328
Convertible senior notes	317,338	313,030
Lease liabilities	69,666	71,025
Contingent consideration	12,355	13,610
Other liabilities	5,288	3,832
Total liabilities	636,731	654,825
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 43,957,510 shares issued and outstanding at March 31, 2021; 43,636,929 shares issued and outstanding at December 31, 2020	44	44
Additional paid-in capital	894,108	873,201
Accumulated deficit	(243,506)	(253,875)
Accumulated other comprehensive income	172	318
Total stockholders’ equity	650,818	619,688
Total liabilities and stockholders’ equity	$1,287,549	$1,274,513
See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Net product sales	$118,738	$104,745
Royalty revenue	289	939
Total revenues	119,027	105,684
Operating expenses:
Cost of goods sold	31,349	29,732
Research and development	15,879	15,819
Selling, general and administrative	48,522	44,780
Amortization of acquired intangible assets	1,967	1,967
Acquisition-related loss (gains), product discontinuation and other	1,873	(3,708)
Total operating expenses	99,590	88,590
Income from operations	19,437	17,094
Other (expense) income:
Interest income	415	1,589
Interest expense	(6,971)	(6,022)
Other, net	(157)	(4,104)
Total other expense, net	(6,713)	(8,537)
Income before income taxes	12,724	8,557
Income tax expense	(2,355)	(398)
Net income	$10,369	$8,159

Net income per share:
Basic net income per common share	$0.24	$0.19
Diluted net income per common share	$0.23	$0.19
Weighted average common shares outstanding:
Basic	43,833	42,032
Diluted	45,966	42,785

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$10,369	$8,159
Other comprehensive income (loss):
Net unrealized loss on investments, net of tax	(150)	(1,368)
Foreign currency translation adjustments	4	—
Total other comprehensive loss	(146)	(1,368)
Comprehensive income	$10,223	$6,791

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2020	43,637	$44	$873,201	$(253,875)	$318	$619,688
Exercise of stock options	317	—	10,797	—	—	10,797
Vested restricted stock units	4	—	—	—	—	—
Stock-based compensation	—	—	10,110	—	—	10,110
Other comprehensive loss (Note 11)	—	—	—	—	(146)	(146)
Net income	—	—	—	10,369	—	10,369
Balance at March 31, 2021	43,958	$44	$894,108	$(243,506)	$172	$650,818

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2019	41,908	$42	$753,978	$(399,398)	$322	$354,944
Exercise of stock options	208	—	3,455	—	—	3,455
Vested restricted stock units	1	—	—	—	—	—
Stock-based compensation	—	—	8,847	—	—	8,847
Other comprehensive loss (Note 11)	—	—	—	—	(1,368)	(1,368)
Net income	—	—	—	8,159	—	8,159
Balance at March 31, 2020	42,117	$42	$766,280	$(391,239)	$(1,046)	$374,037

See accompanying condensed notes to consolidated financial statements.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income	$10,369	$8,159
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,746	—
Depreciation of fixed assets and amortization of intangible assets	4,851	4,821
Amortization of debt issuance costs	651	439
Amortization of debt discount	5,657	3,594
(Gain) loss on disposal and impairment of fixed assets	(11)	22
Stock-based compensation	10,110	8,847
Changes in contingent consideration	(1,127)	(3,874)
Loss on investment and other non-operating income, net	155	3,971
Changes in operating assets and liabilities:
Accounts receivable, net	462	8,542
Inventories, net	43	(1,370)
Prepaid expenses and other assets	254	(3,674)
Accounts payable	(1,351)	2,868
Accrued expenses and income taxes payable	(18,027)	(24,700)
Other liabilities	(1,701)	(1,173)
Payment of contingent consideration to MyoScience, Inc. securityholders	—	(264)
Net cash provided by operating activities	12,081	6,208
Investing activities:
Purchases of fixed assets	(13,073)	(6,724)
Purchases of available for sale investments	(186,653)	(72,610)
Sales of available for sale investments	145,282	50,768
Debt investments	(1,220)	—
Net cash used in investing activities	(55,664)	(28,566)
Financing activities:
Proceeds from exercises of stock options	10,325	3,455
Payment of contingent consideration to MyoScience, Inc. securityholders	—	(4,736)
Net cash provided by (used in) financing activities	10,325	(1,281)
Net decrease in cash and cash equivalents	(33,258)	(23,639)
Cash and cash equivalents, beginning of period	99,957	78,228
Cash and cash equivalents, end of period	$66,699	$54,589
Supplemental cash flow information:
Cash paid for interest	$1,686	$—
Cash paid for income taxes, net of refunds	$1	$—
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$7,033	$2,595

See accompanying condensed notes to consolidated financial statements.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 8

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

Novel Coronavirus (COVID-19) Pandemic
During 2020 and thus far in 2021, the Company’s net product sales were negatively impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19), which mandated significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgical restrictions began to lift on a state-by-state basis in April 2020; however, while many restrictions have since eased as COVID-19 vaccines become more widely available and administered to the general public, the Company still does not know how long it will take the elective surgical market to normalize, or if restrictions on elective surgical procedures will recur. The Company’s manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to the Company’s supply chain. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC), for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated financial statements at March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2020 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 9

current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended March 31,
	2021	2020
Largest wholesaler	32%	32%
Second largest wholesaler	29%	31%
Third largest wholesaler	27%	26%
Total	88%	89%

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amended the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard now allows for certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocations, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also requires franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard became effective for the Company beginning January 1, 2021, and there were no material impacts to the consolidated financial statements upon adoption.
Recent Accounting Pronouncements Not Adopted as of March 31, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative, and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. In addition, the new guidance requires diluted earnings per share calculations to be prepared using the if-converted method, instead of the treasury stock method. The guidance must be applied in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company has the option to adopt the new guidance using a modified retrospective method of transition, which would then be applied to transactions outstanding at the time of adoption, or the full retrospective method. The Company is evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 10

NOTE 3—REVENUE

Revenue from Contracts with Customers

The Company’s sources of revenue include (i) sales of EXPAREL in the United States, or U.S.; (ii) sales of iovera° in the U.S.; (iii) sales of, and royalties on, its bupivacaine liposome injectable suspension for veterinary use in the U.S. and (iv) license fees and milestone payments. To date, there has been no revenue from sales of EXPAREL or iovera° in the European Union, or E.U. The Company does not consider revenue from sources other than sales of EXPAREL to be material to its consolidated revenue. As such, the following disclosure only relates to revenue associated with net EXPAREL product sales.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification, or ASC, 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 11

	Three Months Ended March 31,
	2021	2020
Net product sales:
EXPAREL / bupivacaine liposome injectable suspension	$115,470	$102,475
iovera°	3,268	2,270
Total net product sales	$118,738	$104,745

NOTE 4—INVENTORIES

The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$31,697	$26,886
Work-in-process	10,035	16,266
Finished goods	22,874	21,498
Total	$64,606	$64,650

NOTE 5—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Machinery and equipment	$76,732	$74,966
Leasehold improvements	54,567	54,434
Computer equipment and software	12,312	12,170
Office furniture and equipment	2,477	2,387
Construction in progress	79,951	71,091
Total	226,039	215,048
Less: accumulated depreciation	(81,217)	(78,360)
Fixed assets, net	$144,822	$136,688

For both the three months ended March 31, 2021 and 2020, depreciation expense was $2.9 million. For the three months ended March 31, 2021 and 2020, there was $1.0 million and less than $0.1 million of capitalized interest on the construction of manufacturing sites, respectively.

At March 31, 2021 and December 31, 2020, total fixed assets, net includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $67.8 million and $67.5 million, respectively.

As of both March 31, 2021 and December 31, 2020, the Company had asset retirement obligations of $2.0 million, which are included in accrued expenses and other liabilities on its condensed consolidated balance sheet, for costs associated with returning leased spaces to their original condition upon the termination of certain lease agreements.

NOTE 6—LEASES

The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms up to 9.4 years, some of which provide renewal options at the then-current market value. The Company also has an embedded lease with Thermo Fisher Scientific Pharma Services, for the use of their manufacturing facility in Swindon, England. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 12

The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fixed lease costs	$2,922	$1,564
Variable lease costs	478	448
Total	$3,400	$2,012

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash paid for operating lease liabilities, net of lease incentive	$4,600	$2,759
Right-of-use assets recorded in exchange for lease obligations	$—	$174

The Company has elected to net the amortization of the right-of-use asset and the reduction of the lease liability principal in other liabilities in the condensed consolidated statement of cash flows.
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	March 31,
	2021	2020
Weighted average remaining lease term	8.95 years	9.23 years
Weighted average discount rate	6.89%	7.55%

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2021 (remaining nine months)	$8,059
2022	10,423
2023	10,697
2024	10,980
2025	11,271
2026 through 2031	50,802
Total lease payments	102,232

Less: imputed interest	(27,063)
Total operating lease liabilities	$75,169

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma in March 2007 (the “Skyepharma Acquisition”), and the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in April 2019.

There was no change in the carrying value of the Company’s goodwill during the three months ended March 31, 2021. The balance at both March 31, 2021 and December 31, 2020 was $99.5 million.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 13

The Skyepharma Acquisition occurred in March 2007, prior to the requirements to record contingent consideration at fair value under ASC 805-30. In connection with the Skyepharma Acquisition, the Company agreed to certain milestone payments for DepoBupivacaine products, including EXPAREL. As of March 31, 2021, the remaining milestone payments include: $4.0 million upon the first commercial sale in the United Kingdom, France, Germany, Italy or Spain; and $32.0 million when annual net sales collected reach $500.0 million (measured on a rolling quarterly basis). Any remaining milestone payments will be treated as additional costs of the Skyepharma Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

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

Intangible Assets

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):

	Estimated Useful Life	March 31,	December 31,
		2021	2020
Developed technology	14 years	$110,000	$110,000
Customer relationships	10 years	90	90
Total intangible assets		110,090	110,090
Less: accumulated amortization		(15,536)	(13,569)
Intangible assets, net		$94,554	$96,521

Amortization expense on intangible assets for both the three months ended March 31, 2021 and 2020 was $2.0 million.

Assuming no changes in the gross carrying amount of these intangible assets, amortization expense will be $5.9 million for the remaining nine months of 2021, $7.9 million annually through 2032 and $2.2 million in 2033.

NOTE 8—DEBT

Convertible Senior Notes Due 2025

In July 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of its 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture, or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per year, payable semiannually in arrears on February 1st and August 1st of each year. The 2025 Notes mature on August 1, 2025.

The total debt composition of the 2025 Notes is as follows (in thousands):

	March 31,	December 31,
	2021	2020
0.750% convertible senior notes due 2025	$402,500	$402,500
Deferred financing costs	(8,502)	(8,940)
Discount on debt	(76,660)	(80,530)
Total debt, net of debt discount and deferred financing costs	$317,338	$313,030

The net proceeds from the issuance of the 2025 Notes were approximately $390.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2025 Notes was used by the Company to repurchase $185.0 million in aggregate principal amount of its outstanding 2.375% convertible senior notes due 2022 in privately-negotiated transactions for a total of $211.1 million of cash (including accrued interest).

Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only under the following circumstances:

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 14

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

(ii) during the five business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

(iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or

(iv) if the Company calls the 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date.

During the quarter ended March 31, 2021, none of these conditions for conversion were met.

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

As of March 31, 2021, the 2025 Notes had a market price of $1,200 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 15

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

While the 2025 Notes are currently classified on the Company’s consolidated balance sheet at March 31, 2021 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.

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

Convertible Senior Notes Due 2022

In March 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1st and October 1st of each year. The 2022 Notes mature on April 1, 2022. As discussed above, in July 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of $211.1 million in cash (including accrued interest). The partial repurchase of the 2022 Notes resulted in an $8.1 million loss on early extinguishment of debt.

The total debt composition of the 2022 Notes is as follows (in thousands):

	March 31,	December 31,
	2021	2020
2.375% convertible senior notes due 2022	$160,000	$160,000
Deferred financing costs	(876)	(1,089)
Discount on debt	(7,477)	(9,263)
Total debt, net of debt discount and deferred financing costs	$151,647	$149,648

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than or equal to 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2021, this condition for conversion was not met.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 16

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

As of March 31, 2021, the 2022 Notes had a market price of $1,216 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are settled, the Company would be required to repay the remaining $160.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

As of April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. This condition was not met during the quarter ended March 31, 2021. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make-whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,705	$2,049
Amortization of debt issuance costs	651	439
Amortization of debt discount	5,657	3,594
Capitalized interest and other (Note 5)	(1,042)	(60)
Total	$6,971	$6,022

Effective interest rate on convertible senior notes	6.70%	7.81%

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

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 17

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

At March 31, 2021, the carrying values and fair values of the following financial assets and liabilities was as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investment with readily determinable fair value	$11,533	$11,533	$—	$—
Note receivable	$1,174	$—	$—	$1,174
Financial Liabilities:
Acquisition-related contingent consideration	$27,219	$—	$—	$27,219

Financial Liabilities Measured at Amortized Cost:
2.375% convertible senior notes due 2022 (1)	$151,647	$—	$194,500	$—
0.750% convertible senior notes due 2025 (1)	$317,338	$—	$483,000	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $70.09 per share on March 31, 2021, compared to a conversion price of $66.89 per share for the 2022 Notes and $71.78 per share for the 2025 Notes. The maximum conversion premium that could have been due on the 2022 Notes and 2025 Notes at March 31, 2021 was approximately 2.4 million and 5.6 million shares of the Company’s common stock, respectively. These figures assume no increases in the conversion rate for certain corporate events.

Equity and Debt Investments

At March 31, 2021 and December 31, 2020, the Company held an equity investment in TELA Bio, Inc., or TELA Bio, in its condensed consolidated balance sheets in the amounts of $11.5 million and $11.6 million, respectively. For the three months ended March 31, 2021 and 2020, the fair value of this publicly traded investment decreased by $0.1 million and $4.0 million, respectively, which was recorded in other, net in the condensed consolidated statement of operations. The fair values of TELA Bio at March 31, 2021 and December 31, 2020 were based on Level 1 inputs.

At March 31, 2021 and December 31, 2020, the Company held an equity investment of $1.2 million in GeneQuine Biotherapeutics GmbH, or GeneQuine, a privately held biopharmaceutical company headquartered in Hamburg, Germany. This investment has no readily determinable fair value and is recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments. In January 2021 the Company purchased a convertible note from GeneQuine in the amount of $1.2 million. There were no adjustments recognized in the GeneQuine investments during the three months ended March 31, 2021.The Company has the right to make additional investments in both equity and debt securities of $4.7 million predicated upon GeneQuine achieving certain prespecified near-term milestones.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 18

Acquisition-related Contingent Consideration

In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of March 31, 2021, the maximum potential remaining milestone payments are $58.0 million. The Company made no milestone payments during the three months ended March 31, 2021. In the three months ended March 31, 2020, the Company made a $5.0 million cash payment for the achievement of one regulatory milestone. A regulatory milestone in the amount of $10.0 million is payable during the second quarter of 2021. As of March 31, 2021 and December 31, 2020, the Company has recognized contingent consideration related to the MyoScience Acquisition in the amounts of $27.2 million and $28.3 million, respectively.

The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. In the three month periods ended March 31, 2021 and 2020, the Company recognized $1.1 million and $3.9 million of gains, respectively, which have been included in acquisition-related gains in the condensed consolidated statements of operations. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rate used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts. At March 31, 2021, the weighted average discount rate was 3.66% and the weighted average probability of success for regulatory milestones that have not yet been met was 34.7%.

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of March 31, 2021
Discount rates	3.50% to 3.82%
Probabilities of payment for regulatory milestones	2% to 100%
Projected years of payment for regulatory and commercial milestones	2021 to 2023

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2020	$28,346
Fair value adjustments and accretion	(1,127)
Payments made	—
Balance at March 31, 2021	$27,219

Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate and government bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and government bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At March 31, 2021, all of the Company’s short-term and long-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 19

The following summarizes the Company’s investments at March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$7,147	$5	$(1)	$7,151
Commercial paper	325,912	45	(9)	325,948
Corporate bonds	89,350	52	(23)	89,379
U.S. Government bonds	100,851	35	—	100,886
Subtotal	523,260	137	(33)	523,364
Long-term:
Asset-backed securities	3,469	—	(2)	3,467
U.S. Government bonds	31,486	18	—	31,504
Subtotal	34,955	18	(2)	34,971
Total	$558,215	$155	$(35)	$558,335

December 31, 2020 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$34,918	$98	$—	$35,016
Commercial paper	221,494	36	(18)	221,512
Corporate bonds	120,375	179	(11)	120,543
U.S. Government bonds	44,629	7	(2)	44,634
Subtotal	421,416	320	(31)	421,705
Long-term:
U.S. Government bonds	95,429	30	—	95,459
Subtotal	95,429	30	—	95,459
Total	$516,845	$350	$(31)	$517,164

At March 31, 2021, there were no investments available for sale that were materially less than their amortized cost.

The Company elects to recognize its interest receivable separate from its available-for-sale investments. At March 31, 2021 and December 31, 2020, the interest receivable recognized in prepaid expenses and other current assets was $0.8 million and $1.6 million, respectively.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of March 31, 2021, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 35%, 27% and 26%. At December 31, 2020, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 36%, 28% and 23%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL revenues are primarily derived from major wholesalers that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of March 31, 2021 and December 31, 2020, the Company did not deem any allowances for credit losses on its accounts receivable necessary.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 20

NOTE 10—STOCK PLANS

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of goods sold	$1,452	$1,219
Research and development	1,106	1,186
Selling, general and administrative	7,552	6,442
Total	$10,110	$8,847

Stock-based compensation from:
Stock options	$6,496	$6,225
Restricted stock units	3,392	2,402
Employee stock purchase plan	222	220
Total	$10,110	$8,847

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2021:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2020	6,235,118	$45.98
Granted	43,500	65.49
Exercised	(317,259)	34.03
Forfeited	(96,265)	45.29
Expired	(6,616)	71.11
Outstanding at March 31, 2021	5,858,478	46.76

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2020	957,453	$46.34
Granted	22,500	69.35
Vested	(3,322)	42.01
Forfeited	(35,767)	47.89
Unvested at March 31, 2021	940,864	46.85

The weighted average fair value of stock options granted during the three months ended March 31, 2021 was $30.86 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 21

Black-Scholes Weighted Average Assumption	Three Months Ended March 31, 2021
Expected dividend yield	None
Risk-free interest rate	0.49%
Expected volatility	53.41%
Expected term of options	5.38 years

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the three months ended March 31, 2021, no shares were purchased and issued through the ESPP.

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Three Months Ended March 31,
Net unrealized gains (losses) from available-for-sale investments:	2021	2020
Balance at beginning of period	$318	$322
Net unrealized loss on investments, net of tax	(150)	(1,368)
Foreign currency translation adjustments	4	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$172	$(1,046)

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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs, the purchase of shares from the ESPP (using the treasury stock method) and the conversion of the excess conversion value on the 2022 Notes and 2025 Notes. As discussed in Note 8, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes and 2025 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes and 2025 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method. ASU 2020-06 will require the Company to use the if-converted method upon adoption; this new accounting pronouncement has not been adopted as of March 31, 2021.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive.
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 22

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$10,369	$8,159
Denominator:
Weighted average common shares outstanding—basic	43,833	42,032
Computation of diluted securities:
Dilutive effect of stock options	1,507	585
Dilutive effect of RSUs	470	168
Dilutive effect of conversion premium on the 2022 Notes	152	—
Dilutive effect of ESPP purchase options	4	—
Weighted average common shares outstanding—diluted	45,966	42,785
Net income per share:
Basic net income per common share	$0.24	$0.19
Diluted net income per common share	$0.23	$0.19

The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average number of stock options	890	5,343
Weighted average number of RSUs	2	2
Weighted average ESPP purchase options	—	40
Total	892	5,385

NOTE 13—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Income (loss) before income taxes:
Domestic	$15,933	$9,821
Foreign	(3,209)	(1,264)
Total income before income taxes	$12,724	$8,557

For the three months ended March 31, 2021 and 2020, the Company had income tax expense of $2.4 million and $0.4 million, respectively. The income tax expense for the three months ended March 31, 2021 represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax benefits related to equity compensation. The income tax expense for the three months ended March 31, 2020 consisted primarily of state income taxes in jurisdictions where the availability of carryforward losses were either limited or fully utilized.

During the year ended December 31, 2020, the Company determined that there was sufficient positive evidence to conclude that it was more likely than not that domestic deferred taxes were realizable and, therefore, released the valuation allowance. The Company continues to maintain a full valuation allowance on its foreign net deferred tax balances.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 23

NOTE 14—COMMERCIAL PARTNERS

Nuance Biotech Co. Ltd.

In June 2018, the Company entered an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, the Company had granted Nuance the exclusive rights to develop and commercialize EXPAREL. In April 2021, Pacira and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards the Company’s intellectual property against the risk of a generic product. Estimated dissolution costs of $3.0 million have been included in other operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2021.

NOTE 15—COMMITMENTS AND CONTINGENCIES

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

Other Commitments and Contingencies

The United States Food and Drug Administration, or FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL in pediatric patients. The Company was granted a deferral for the required pediatric trials in all age groups for EXPAREL in the setting of wound infiltration and is conducting these pediatric trials as post-marketing requirements, as stated in the New Drug Application (NDA) approval letter for EXPAREL. Similarly, in Europe, the Company agreed with the European Medicines Agency, or EMA, on a Pediatric Investigation Plan, or PIP, as a prerequisite for submitting a Marketing Authorization Application (MAA) in the E.U. Despite the United Kingdom’s withdrawal from the E.U. (“Brexit”), the PIP will be applicable in the United Kingdom as well.

In December 2019, the Company announced positive results for its extended pharmacokinetic and safety study for local analgesia in children aged 6 to 17 undergoing cardiovascular or spine surgeries. Those positive results provided the foundation for a supplemental New Drug Application, or sNDA, and in March 2021, the Company announced that the FDA approved the submission of the sNDA seeking expansion of the EXPAREL label to include use in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia. The Company is working with both the FDA and EMA to harmonize its pediatric clinical studies as much as possible between the two regions.

NOTE 16—SUBSEQUENT EVENTS

In April 2021, the Company made cash investments of $13.0 million in debt and equity securities of two separate pre-clinical stage biopharmaceutical companies. The Company intends to make an additional $7.0 million investment if and when certain events occur.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 24

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
These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other reports as filed with the SEC.
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

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and regenerative health solutions to improve patients’ journeys along the neural pain pathway. EXPAREL, our long-acting, local analgesic was commercially launched in April 2012. EXPAREL utilizes DepoFoam, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is indicated in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia in the U.S., and in the E.U. as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Since its initial approval in 2011 for single-dose infiltration, more than eight million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves, which we sell directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery.

We expect to continue to pursue the expanded use of EXPAREL and iovera° in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL, iovera° and other product candidates; invest in sales and marketing resources for EXPAREL and iovera°; expand and enhance our manufacturing capacity for EXPAREL and iovera°; and invest in products, businesses and technologies.

Novel Coronavirus (COVID-19) Pandemic

Our net product sales were negatively impacted by the COVID-19 pandemic in 2020 and have continued to be thus far in 2021, due to the significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020; however while many restrictions have since eased and COVID-19 vaccines become more widely available and administered to the general public, we still do not know how long it will take the elective surgery market to normalize, or if restrictions on elective procedures will recur. Our manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to our supply chain. With the reopening of many states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ambulatory surgery centers. Our offices have re-opened with strict safety and hygiene guidelines implemented, and we continue to support remote working as appropriate.

The situation remains dynamic and is subject to rapid and possibly material changes. It is not clear what the potential effects may be to our business going forward, including the impact on our revenues, results of operations or financial condition, particularly if these pandemic conditions persist or exacerbate over an extended period of time, including if states return to placing restrictions on elective surgical procedures or if patients are still reluctant to schedule an elective surgical procedure regardless of whether or not they have received a COVID-19 vaccine. Additional negative impacts may also arise from the COVID-19 pandemic that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including the availability and efficacy of COVID-19 vaccines and the willingness of the general public to get vaccinated.

We will continue to actively monitor the situation and implement measures recommended by federal, state or local authorities, or that we determine are in the best interests of our patients, employees, partners, suppliers, shareholders and stakeholders. For a description of risks facing the Company that relate to the COVID-19 pandemic or any other future pandemic, epidemic or outbreak of contagious disease, see our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Highlights

•In December 2020, we made a €1.0 million initial investment in GeneQuine Biotherapeutics GmbH, or GeneQuine, a privately held biopharmaceutical company headquartered in Hamburg, Germany. In January 2021, we made an additional €1.0 million investment in the form of a convertible note. We will make an additional €4.0 million investment if and when GeneQuine achieves certain prespecified near-term milestones related to its lead gene therapy product candidate, GQ-303. Up to €2.5 million of our total investment will be in the form of a convertible note, which includes the investment made in January 2021.

• In March 2021, the FDA approved the submission of our sNDA seeking expansion of the EXPAREL label to include use in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia. With this approval, EXPAREL is the first and only FDA approved long-acting local analgesic for the pediatric population as young as age six.

• In April 2021, we made a cash investment of $3.0 million in a convertible note agreement with Spine BioPharma, LLC, or Spine BioPharma, a preclinical stage biopharmaceutical company developing a non-opioid solution to relieve pain and restore functionality. The investment will support the advancement of Spine BioPharma’s lead candidate, Remedisc™, a first-in-class therapeutic for the treatment of degenerative disc disease. We will make an additional $7.0 million investment if and when Spine BioPharma achieves certain prespecified milestones.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 26

EXPAREL

In the U.S., EXPAREL is currently indicated in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks. In the E.U., EXPAREL is indicated as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults.

Label Expansion

Pediatrics

In March 2021, the FDA approved our sNDA to expand the EXPAREL label to include use in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia. With this approval, EXPAREL is the first and only FDA approved long-acting local analgesic for the pediatric population as young as age six. The sNDA was based on the positive data from the Phase 3 PLAY study of EXPAREL infiltration in pediatric patients undergoing spinal or cardiac surgeries. Overall findings were consistent with the pharmacokinetic and safety profiles for adult patients with no safety concerns identified at a dose of 4 mg/kg. The PLAY study enrolled 98 patients to evaluate safety and the pharmacokinetics of EXPAREL for two patient groups: patients aged 12 to less than 17 years and patients aged 6 to less than 12 years. Per FDA guidance, the primary objectives of the PLAY study were to evaluate the pharmacokinetics and safety of EXPAREL.

We are also working with the FDA to finalize a regulatory pathway to expand the EXPAREL label for patients less than six years of age, as well as the administration of EXPAREL as a nerve block in the pediatric setting, and are working with both the FDA and the European Medicines Agency, or EMA, to harmonize our pediatric clinical studies as much as possible between the two regions.

Nerve Block in Lower Extremity Surgery

We recently completed enrollment in a Phase 3 study for nerve block in lower extremity surgeries (known as “STRIDE”) that compared an EXPAREL nerve block in lower extremity surgeries to a bupivacaine lower extremity nerve block in patients undergoing foot and ankle surgeries. We believe positive results from this study will support an sNDA submission seeking label expansion to include lower extremity nerve blocks. A filing strategy was agreed to with the FDA, and we intend to file a variation with the EMA. We believe the addition of this indication is significant as anesthesia-driven regional approaches using nerve and field blocks continue to expand as institutional protocols.

Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. In the E.U., EXPAREL was granted marketing authorization in November 2020. We are planning to launch EXPAREL together with iovera° in targeted European countries during the third quarter of 2021. We do not intend to pursue a partnership to commercialize EXPAREL in Europe.

The European Commission decision is applicable to all 27 E.U. member states plus the United Kingdom, Iceland, Norway and Liechtenstein. Despite the United Kingdom’s withdrawal from the E.U. (“Brexit”), this approval is recognized by the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA).

In Canada, Health Canada has validated our New Drug Submission and we remain in labeling discussions.

In China, we had an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL. In April 2021, we and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards our intellectual property against the risk of a generic product.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 27

iovera°

The iovera° System

The iovera° system is highly complementary to EXPAREL as a novel cold technology that administers a non-pharmacological nerve block to safely and immediately deliver long-term, non-opioid pain control. The iovera° handheld device is 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days.

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
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 28

opioids. We will be investing in key clinical studies to demonstrate the synergy of iovera° and EXPAREL to manage pain while reducing or eliminating opioids.

Product Portfolio and Product Candidate Pipeline

Our current product portfolio and product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

Preclinical	Clinical				NDA	Market	*Next Expected Milestone(s)*
		P1	*P2*	*P3*	*P4*			
EXPAREL								
Surgical infiltration								Geographic expansion
Interscalene brachial plexus nerve block								Geographic expansion
C-section TAP field block								Expand utilization and training
Surgical infiltration/Nerve block (Ex-US)								
European Union								Commercial launch
United Kingdom								Commercial launch
Canada								Regulatory submission under review
Pediatric infiltration								
Ages 6+ years								Commercial launch
Ages < 6 years *								
Lower extremity nerve block								Complete STRIDE study; submit sNDA
Pediatric nerve block *								Finalize study designs
iovera°								
Total knee arthroplasty (TKA)								Advance PREPARE study/initiate IGOR registry
Blocking of pain								Support investigator-initiated studies/grants
DepoFoam								
DepoFoam-based local anesthetic								Investigational new drug enabling studies
Other								Initiate clinical studies
NOCITA								
Postsurgical analgesia in dogs and cats								Marketed by Aratana Therapeutics, Inc.

* Study designs have not been finalized for infiltration in pediatric patients aged 0 to 6 years old or for nerve block in pediatric patients.
- TAP block is a transversus abdominis plane field block
- NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc.

Pacira Innovation and Training Center of Tampa

In October 2020, we announced the grand opening of the Pacira Innovation and Training center of Tampa (the “PITT”). We designed this facility to help advance clinician understanding of the latest local, regional and field block approaches for managing pain. The PITT provides an unparalleled training environment for healthcare providers working to reduce or eliminate patient exposure to opioids. The PITT supports a full range of educational events to advance clinician understanding of the latest local, regional, and field block approaches for managing pain and reducing or eliminating exposure to opioids.

The PITT consists of approximately 10,000 square-feet of fully adaptable space and is equipped with state-of-the-art technology and audio/visual capabilities and features several distinct training spaces including a simulation lab equipped with seven ultrasound scanning stations; a lecture hall featuring a 4½-foot-tall by 24-foot-wide liquid crystal display video wall to
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 29

support live, virtual and even global presentations; and a green-screen broadcast studio designed to livestream content with single or multiple hosts.

In addition to our EXPAREL programs, we are hosting ongoing workshops to train new users on best practice techniques for iovera° administration at the PITT. Led by healthcare professionals, these labs include didactic lectures and hands-on trainings including live model nerve scanning and identification using ultrasound and peripheral nerve stimulation.

The PITT also serves as a venue for national anesthesia provider organizations to host their own workshops and training sessions.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for veterinary use in the U.S. and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Net product sales:
EXPAREL	$114,678	$101,269	13%
Bupivacaine liposome injectable suspension	792	1,206	(34)%
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	115,470	102,475	13%
iovera°	3,268	2,270	44%
Total net product sales	118,738	104,745	13%
Royalty revenue	289	939	(69)%
Total revenues	$119,027	$105,684	13%

EXPAREL revenue grew 13% in the three months ended March 31, 2021 versus 2020, primarily due to an increase in sales volume of 12% and a 4% increase in gross selling price per unit, partially offset by the sales mix of EXPAREL vial sizes. The demand for EXPAREL has generally continued to increase as a result of ambulatory surgery centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care. EXPAREL utilization remained above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels, due to increased use in the outpatient setting. EXPAREL utilization in emergency procedures also continues to grow.

Bupivacaine liposome injectable suspension revenue and related royalties decreased 34% and 69%, respectively, in the three months ended March 31, 2021 versus 2020, as a result of the timing of orders placed by Aratana for veterinary use.

Net product sales of iovera° increased 44% in the three months ended March 31, 2021 versus 2020, primarily due to an increased iovera° sales force and the impact that the COVID-19 pandemic had on the first quarter of 2020. Thus far, we have seen the greatest iovera° demand as pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee.

Any renewed government suspension of, or reluctance of patients to have, elective surgeries would impact our future sales of EXPAREL and iovera° during the ongoing COVID-19 pandemic.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the three months ended March 31, 2021 and 2020 (in thousands):

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 30

March 31, 2021	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2020	$1,023	$1,007	$1,168	$1,600	$4,798
Provision	249	2,365	1,785	2,726	7,125
Payments / Adjustments	(111)	(2,349)	(1,953)	(2,582)	(6,995)
Balance at March 31, 2021	$1,161	$1,023	$1,000	$1,744	$4,928

March 31, 2020	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2019	$540	$962	$1,486	$1,816	$4,804
Provision	194	2,106	1,586	2,550	6,436
Payments / Adjustments	(125)	(2,307)	(2,088)	(2,858)	(7,378)
Balance at March 31, 2020	$609	$761	$984	$1,508	$3,862

Total reductions to gross product sales from sales-related allowances and accruals were $7.1 million and $6.4 million, or 5.7% and 5.8% of gross product sales, for the three months ended March 31, 2021 and 2020, respectively. The overall decrease in sales-related allowances and accruals as a percentage of gross product sales was directly related to a slight decrease in discounting.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Cost of goods sold	$31,349	$29,732	5%
Gross margin	74%	72%

Gross margin increased two percentage points in the three months ended March 31, 2021 versus 2020. The most significant changes were one percentage point due to increased sales of lower cost quantities manufactured at our custom manufacturing suite in Swindon, England, and one percentage point due to a price increase.

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

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 31

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Clinical and preclinical development	$8,020	$6,359	26%
Product development and manufacturing capacity expansion	4,702	6,605	(29)%
Regulatory and other	2,051	1,669	23%
Stock-based compensation	1,106	1,186	(7)%
Total research and development expense	$15,879	$15,819	0%
% of total revenues	13%	15%

Total research and development expense remained flat in the three months ended March 31, 2021 versus 2020.

Clinical and preclinical development expense increased 26% in the three months ended March 31, 2021 versus 2020 due to ongoing enrollment in our iovera° and EXPAREL TKA (“PREPARE”) trial as well as continued and completed enrollment in our lower extremity nerve block (“STRIDE”) clinical trial. These increases were partially offset by the completion of our Phase 3 pediatric (“PLAY”) clinical trial, our Phase 4 C-Section (“CHOICE”) trial, as well as the completion of our clinical trial for pectoral field block in breast augmentation. In addition, we made the strategic decision to conclude enrollment in the spine (“FUSION”) study early due to protocol feasibility given the rapid evolution of medical practice for spinal procedures. The data from approximately 65 FUSION study subjects will be analyzed with the intent to create either a future study or registry for this patient population.

Product development and manufacturing capacity expansion expense decreased 29% in the three months ended March 31, 2021 versus 2020. These decreases are mainly due to our progress in constructing the significant scale-up of our manufacturing capacity at the Thermo Fisher Scientific Pharma Services, or Thermo Fisher, site in Swindon, England as the project advances from the development phase to the registration phase.

Regulatory and other expense increased 23% in the three months ended March 31, 2021 versus 2020 due to regulatory activities in support of our pediatric infiltration sNDA submission and activities related to an iovera° clinical data registry.

Stock-based compensation decreased by 7% in the three months ended March 31, 2021 versus 2020, primarily due to fewer equity awards outstanding for research and development personnel, partially offset by an increase in the average cost of equity grants.

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Sales and marketing	$27,102	$27,912	(3)%
General and administrative	13,868	10,426	33%
Stock-based compensation	7,552	6,442	17%
Total selling, general and administrative expense	$48,522	$44,780	8%
% of total revenues	41%	42%
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 32

Total selling, general and administrative expenses increased 8% in the three months ended March 31, 2021 versus 2020.

Sales and marketing expenses decreased 3% in the three months ended March 31, 2021 versus 2020. The 3% decrease was driven by the termination of our co-promotion agreement with DePuy Synthes Sales, Inc. and was partially offset by higher compensation due to an expanded sales force and pediatric launch expenses in anticipation of the March 2021 FDA approval of the sNDA for EXPAREL in infiltration for pediatric patients aged 6 and up. We are continuing our marketing investment in EXPAREL, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we have continued our investment in clinician training of the use of EXPAREL and iovera° at our PITT training facility in Tampa, Florida. We have also continued investing in marketing initiatives and customer outreach for iovera°.

General and administrative expenses increased 33% in the three months ended March 31, 2021 versus 2020 primarily due to an insurance recovery of $2.1 million received in early 2020 for legal expenditures related to a since-resolved Department of Justice inquiry and an increase in legal expenditures in support of other matters.

Stock-based compensation increased 17% in the three months ended March 31, 2021 versus 2020, primarily due to an increase in the average cost of equity grants, partially offset by fewer awards outstanding.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Amortization of acquired intangible assets	$1,967	$1,967	—%
As part of the April 2019 acquisition of MyoScience (the “MyoScience Acquisition”), we acquired intangible assets consisting of developed technology and customer relationships, with estimated useful lives of 14 and 10 years, respectively. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related Gains, Product Discontinuation and Other

The following table provides a summary of the costs related to the MyoScience Acquisition, our DepoCyt(e) discontinuation activities and termination costs for our agreement with Nuance during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Acquisition-related gains	$(1,127)	$(3,739)	(70)%
Product discontinuation	—	31	(100)%
Other	3,000	—	N/A
Total acquisition-related gains, product discontinuation and other	$1,873	$(3,708)	N/A

As part of the MyoScience Acquisition, we recognized gains in the amount of $1.1 million and $3.7 million in the three months ended March 31, 2021 and 2020, respectively, primarily related to changes in the fair value of contingent consideration. See Note 9, Financial Instruments, to our condensed consolidated financial statements included herein, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.

In June 2018, we entered into an agreement with Nuance, to advance the development and commercialization of EXPAREL in China. In April 2021, we agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards our intellectual property against the risk of a generic product. Estimated dissolution costs of $3.0 million have been included in other operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2021.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 33

Other Income (Expense)

The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Interest income	$415	$1,589	(74)%
Interest expense	(6,971)	(6,022)	16%
Other, net	(157)	(4,104)	(96)%
Total other expense, net	$(6,713)	$(8,537)	(21)%
Total other expense, net decreased by 21% in the three months ended March 31, 2021 versus 2020, primarily due to lower unrealized losses on our equity investment in TELA Bio, Inc., which were $0.1 million during the three months ended March 31, 2021 and $4.0 million during the three months ended March 31, 2020. Further, our interest income decreased in the three months ended March 31, 2021 versus 2020 due to lower short-term interest rates. The increase in interest expense in the current period was primarily due to an increase in outstanding debt resulting from the issuance of $402.5 million aggregate principal of our 0.750% convertible senior notes due 2025, or 2025 Notes, in July 2020.

Income Tax Expense

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2021	2020
Income tax expense	$2,355	$398	100%+
Effective tax rate	19%	5%

For the three months ended March 31, 2021 and 2020, we recorded an income tax expense of $2.4 million and $0.4 million, respectively. The increased income tax expense was driven by the release of a full valuation allowance against domestic net deferred tax assets during the year ended December 31, 2020. The income tax expense for the three months ended March 31, 2021 represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax benefits related to equity compensation. The income tax expense for the three months ended March 31, 2020 consisted primarily of state income taxes in jurisdictions where the availability of carryforward losses were either limited or fully utilized.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired iovera° as part of the MyoScience Acquisition in April 2019. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, common stock, product sales and collaborative licensing and milestone revenue. As of March 31, 2021, we had an accumulated deficit of $243.5 million, cash and cash equivalents, short-term and long-term investments of $625.0 million and working capital of $488.2 million. We currently expect that our cash, short-term and long-term investments on hand will be adequate to cover any potential short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allowed for certain measures to increase liquidity for businesses such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We benefited from the provision to defer the payment of certain employer payroll taxes in the amount of $2.8 million for the year ended December 31, 2020. One-half of these deferrals are due at each of December 31, 2021 and December 31, 2022.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 34

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2021	2020
Net cash provided by (used in):
Operating activities	$12,081	$6,208
Investing activities	(55,664)	(28,566)
Financing activities	10,325	(1,281)
Net decrease in cash and cash equivalents	$(33,258)	$(23,639)
Operating Activities

During the three months ended March 31, 2021, net cash provided by operating activities was $12.1 million, compared to $6.2 million during the three months ended March 31, 2020. The increase of $5.9 million was primarily attributable to an increase in gross margin on a 13% increase in EXPAREL net product sales, partially offset by increased general and administrative expenses, largely associated with legal expenses.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $55.7 million, which reflected $41.4 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $13.1 million. Major fixed asset purchases included equipment for a new EXPAREL capacity expansion at our Science Center Campus in San Diego, California, and continuing expenditures for our expanding EXPAREL manufacturing capacity in Swindon, England. In addition, we purchased a $1.2 million convertible note from GeneQuine.

During the three months ended March 31, 2020, net cash used in investing activities was $28.6 million, which reflected $21.8 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $6.7 million. Major fixed asset purchases included equipment for a new EXPAREL capacity expansion project at our Science Center Campus.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $10.3 million, which consisted entirely of proceeds from the exercise of stock options.

During the three months ended March 31, 2020, net cash used in financing activities was $1.3 million, which consisted of $4.7 million of contingent consideration payments made to MyoScience securityholders, partially offset by proceeds from the exercise of stock options of $3.5 million.

2025 Convertible Senior Notes

In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes and entered into an indenture, or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At March 31, 2021, the outstanding principal on the 2025 Notes was $402.5 million.

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

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 35

Prior to the close of business on the business day immediately preceding February 3, 2025, holders may convert the 2025 Notes under certain circumstances, including if during any given calendar quarter, our stock price closes at or above 130% of the conversion price then applicable during a period of at least 20 out of the last 30 consecutive trading days of the previous quarter.

While the 2025 Notes are currently classified on our consolidated balance sheet at March 31, 2021 as long-term debt, the future convertibility and resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon market prices of our common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the right to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.

On or after August 1, 2023, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2025 Notes if the last reported sale price (as defined in the 2025 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. This condition was not met during the quarter ended March 31, 2021.

See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes.

2022 Convertible Senior Notes

In March 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. At March 31, 2021, the outstanding principal on the 2022 Notes was $160.0 million. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest.

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

The holders of the 2022 Notes have the right to convert the 2022 Notes at any time on or after October 1, 2021, until the close of business on the second scheduled trading day immediately preceding April 1, 2022. Therefore, the 2022 Notes are considered a current obligation to the Company. While the 2022 Notes are currently classified on our consolidated balance sheet at March 31, 2021 as short-term debt, the future convertibility of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods.

As of April 1, 2020, we may redeem for cash, shares of our common stock or a combination of cash and shares of our common stock, at our option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. This condition was not met during the quarter ended March 31, 2021.

See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 36

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements, payment of the principal on any conversions of our 2022 Notes and 2025 Notes, and to service our indebtedness through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
•the impact of the COVID-19 pandemic, including the amounts and delays of suspended elective surgical procedures, clinical trials and general economic conditions;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL and iovera°, including outside of the U.S.;
•the cost and timing of expanding our manufacturing facilities for EXPAREL and other product candidates, including the construction of an additional manufacturing suite at Thermo Fisher’s facility in Swindon, England and an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California;
•the cost and timing of potential remaining milestone payments to MyoScience security holders, which could be up to an aggregate of $58.0 million if certain regulatory and commercial milestones are met, which includes one milestone payment of $10.0 million which is payable in the second quarter of 2021;
•the cost and timing of potential milestone payments to SkyePharma Holding, Inc., which could be up to an aggregate of $36.0 million if certain milestones pertaining to net sales of DepoBupivacaine products, including EXPAREL, are met, or upon the first commercial sale in the United Kingdom, France, Germany, Italy or Spain;
•the cost and timing of additional strategic investments, including additional investments under existing agreements;
•the timing of and extent to which the holders of our 2022 Notes and 2025 Notes elect to convert their notes;
•costs related to legal and regulatory issues;
•the costs of performing additional clinical trials for EXPAREL, including the additional pediatric trials required by the FDA and EMA as a condition of approval;
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

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of March 31, 2021, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Critical Accounting Policies and Use of Estimates
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2020.

Contractual Obligations
There have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020. For more
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 37

information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2021 by approximately $2.7 million.

We have an equity investment in the common stock of TELA Bio, which is publicly traded on the Nasdaq Global Select Market. TELA Bio is measured at fair value on a recurring basis. Changes in the price of its common stock will affect the value of our investment, and we could incur realized or unrealized losses on all or a part of the value of this investment. At March 31, 2021, the value of our investment in TELA Bio was $11.5 million, and a hypothetical 10% decrease in the market price would have caused a decrease in our carrying amount by $1.1 million. See Note 9, Financial Instruments, to our condensed consolidated financial statements included herein for additional information on our equity investments.

In July 2020, we issued $402.5 million in aggregate principal amount of our 2025 Notes, which mature in August 2025. Holders may convert their 2025 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2025 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2021, the estimated fair value of the 2025 Notes was $1,200 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes. The 2025 Notes bear interest at a fixed rate. At March 31, 2021, all $402.5 million of principal remains outstanding on the 2025 Notes.

In March 2017, we issued $345.0 million in aggregate principal amount of our 2022 Notes, which mature in April 2022. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest. Holders may convert their 2022 Notes prior to maturity under certain circumstances. Upon conversion, holders will receive the principal amount of the 2022 Notes and any excess conversion value in cash, shares of our common stock or a combination of cash and shares, at our option. The fair value of the 2022 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. The 2022 Notes bear interest at a fixed rate. As of March 31, 2021, the estimated fair value of the 2022 Notes was $1,216 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes. At March 31, 2021, $160.0 million of principal remains outstanding on the 2022 Notes.

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
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 38

procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chairman and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 39

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, cash flows or future results, including those related to the ongoing COVID-19 pandemic. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 40

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Executive Employment Agreement, dated June 1, 2020, between the Registrant and Donald Manning.* †

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*                                     Filed herewith.

**                              Furnished herewith.

†    Denotes management contract or compensatory plan or arrangement.
Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 41

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	May 4, 2021	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 4, 2021	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q1 2021 Form 10-Q | Page 42