Form 10-Q
period 2021-06-30
Pacira BioSciences, Inc.
filed 2021-08-03
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 1, 2021, 44,454,792 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

ASSETS	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$105,774	$99,957
Short-term investments	540,821	421,705
Accounts receivable, net	68,357	53,046
Inventories, net	65,264	64,650
Prepaid expenses and other current assets	12,363	12,265
Total current assets	792,579	651,623
Long-term investments	—	95,459
Fixed assets, net	153,302	136,688
Right-of-use assets, net	71,252	74,492
Goodwill	99,547	99,547
Intangible assets, net	92,588	96,521
Deferred tax assets	98,599	106,164
Equity investments and other assets	17,966	14,019
Total assets	$1,325,833	$1,274,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,179	$10,431
Accrued expenses	52,163	70,974
Lease liabilities	5,644	7,425
Convertible senior notes	153,681	149,648
Contingent consideration	5,026	14,736
Income taxes payable	—	114
Total current liabilities	228,693	253,328
Convertible senior notes	321,708	313,030
Lease liabilities	68,235	71,025
Contingent consideration	12,332	13,610
Other liabilities	7,697	3,832
Total liabilities	638,665	654,825
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 44,436,630 shares issued and outstanding at June 30, 2021; 43,636,929 shares issued and outstanding at December 31, 2020	44	44
Additional paid-in capital	911,368	873,201
Accumulated deficit	(224,425)	(253,875)
Accumulated other comprehensive income	181	318
Total stockholders’ equity	687,168	619,688
Total liabilities and stockholders’ equity	$1,325,833	$1,274,513
See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Net product sales	$134,863	$75,216	$253,601	$179,961
Collaborative licensing and milestone revenue	125	—	125	—
Royalty revenue	602	289	891	1,228
Total revenues	135,590	75,505	254,617	181,189
Operating expenses:
Cost of goods sold	35,248	22,305	66,597	52,037
Research and development	12,573	13,620	28,453	29,440
Selling, general and administrative	50,813	43,342	99,335	88,122
Amortization of acquired intangible assets	1,967	1,967	3,933	3,933
Acquisition-related charges (gains), product discontinuation and other	146	1,418	2,019	(2,290)
Total operating expenses	100,747	82,652	200,337	171,242
Income (loss) from operations	34,843	(7,147)	54,280	9,947
Other (expense) income:
Interest income	224	1,323	639	2,911
Interest expense	(7,023)	(5,456)	(13,994)	(11,477)
Other, net	(2,396)	3,969	(2,554)	(136)
Total other expense, net	(9,195)	(164)	(15,909)	(8,702)
Income (loss) before income taxes	25,648	(7,311)	38,371	1,245
Income tax (expense) benefit	(6,567)	42	(8,921)	(356)
Net income (loss)	$19,081	$(7,269)	$29,450	$889

Net income (loss) per share:
Basic net income (loss) per common share	$0.43	$(0.17)	$0.67	$0.02
Diluted net income (loss) per common share	$0.42	$(0.17)	$0.64	$0.02
Weighted average common shares outstanding:
Basic	44,145	42,221	43,989	42,126
Diluted	45,592	42,221	45,779	42,861

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$19,081	$(7,269)	$29,450	$889
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax	12	2,536	(138)	1,168
Foreign currency translation adjustments	(3)	—	1	—
Total other comprehensive income (loss)	9	2,536	(137)	1,168
Comprehensive income (loss)	$19,090	$(4,733)	$29,313	$2,057

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at March 31, 2021	43,958	$44	$894,108	$(243,506)	$172	$650,818
Exercise of stock options	162	—	5,225	—	—	5,225
Vested restricted stock units	286	—	—	—	—	—
Shares issued under employee stock purchase plan	31	—	1,574	—	—	1,574
Stock-based compensation	—	—	10,461	—	—	10,461
Other comprehensive income (Note 11)	—	—	—	—	9	9
Net income	—	—	—	19,081	—	19,081
Balance at June 30, 2021	44,437	$44	$911,368	$(224,425)	$181	$687,168

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at March 31, 2020	42,117	$42	$766,280	$(391,240)	$(1,046)	$374,036
Exercise of stock options	220	1	8,201	—	—	8,202
Vested restricted stock units	234	—	—	—	—	—
Shares issued under employee stock purchase plan	37	—	1,421	—	—	1,421
Stock-based compensation	—	—	9,222	—	—	9,222
Other comprehensive income (Note 11)	—	—	—	—	2,536	2,536
Net loss	—	—	—	(7,269)	—	(7,269)
Balance at June 30, 2020	42,608	$43	$785,124	$(398,509)	$1,490	$388,148

See accompanying condensed notes to consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2020	43,637	$44	$873,201	$(253,875)	$318	$619,688
Exercise of stock options	479	—	16,022	—	—	16,022
Vested restricted stock units	290	—	—	—	—	—
Shares issued under employee stock purchase plan	31	—	1,574	—	—	1,574
Stock-based compensation	—	—	20,571	—	—	20,571
Other comprehensive loss (Note 11)	—	—	—	—	(137)	(137)
Net income	—	—	—	29,450	—	29,450
Balance at June 30, 2021	44,437	$44	$911,368	$(224,425)	$181	$687,168

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2019	41,908	$42	$753,978	$(399,398)	$322	$354,944
Exercise of stock options	427	1	11,655	—	—	11,656
Vested restricted stock units	236	—	—	—	—	—
Shares issued under employee stock purchase plan	37	—	1,421	—	—	1,421
Stock-based compensation	—	—	18,070	—	—	18,070
Other comprehensive income (Note 11)	—	—	—	—	1,168	1,168
Net income	—	—	—	889	—	889
Balance at June 30, 2020	42,608	$43	$785,124	$(398,509)	$1,490	$388,148

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$29,450	$889
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	7,613	—
Depreciation of fixed assets and amortization of intangible assets	9,748	9,810
Amortization of debt issuance costs	1,310	883
Amortization of debt discount	11,401	7,254
(Gain) loss on disposal and impairment of fixed assets	(10)	22
Stock-based compensation	20,571	18,070
Changes in contingent consideration	(988)	(2,312)
Loss (gain) on investment and other non-operating income, net	2,601	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,312)	3,517
Inventories, net	(615)	(8,394)
Prepaid expenses and other assets	(944)	(1,701)
Accounts payable	2,156	(3,517)
Accrued expenses and income taxes payable	(18,140)	(21,468)
Other liabilities	(964)	(3,052)
Payment of contingent consideration to MyoScience, Inc. securityholders	(5,662)	(9,409)
Net cash provided by (used in) operating activities	42,215	(9,416)
Investing activities:
Purchases of fixed assets	(23,624)	(15,630)
Purchases of available for sale investments	(318,132)	(72,263)
Sales of available for sale investments	294,288	95,450
Purchases of equity and debt investments	(14,220)	—
Sale of equity investment	9,057	—
Net cash (used in) provided by investing activities	(52,631)	7,557
Financing activities:
Proceeds from exercises of stock options	15,997	6,353
Proceeds from shares issued under employee stock purchase plan	1,574	1,421
Payment of contingent consideration to MyoScience, Inc. securityholders	(1,338)	(5,591)
Net cash provided by financing activities	16,233	2,183
Net increase in cash and cash equivalents	5,817	324
Cash and cash equivalents, beginning of period	99,957	78,228
Cash and cash equivalents, end of period	$105,774	$78,552
Supplemental cash flow information:
Cash paid for interest	$3,586	$4,097
Cash paid for income taxes, net of refunds	$1,447	$80
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$8,096	$1,903

See accompanying condensed notes to consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 9

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

Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies, reliance on revenue from two products, reliance on a limited number of wholesalers, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity.

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

Novel Coronavirus (COVID-19) Pandemic
During 2020, the Company’s net product sales were negatively impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19), which mandated significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgical restrictions began to lift on a state-by-state basis in April 2020, allowing net product sales to return to year-over-year growth in June 2020. However, while many restrictions have since eased as COVID-19 vaccines become more widely available and administered to the general public, the Company still does not know how long it will take the elective surgical market to normalize, or if restrictions on elective surgical procedures will recur due to COVID-19 variant strains or otherwise. The Company’s manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to the Company’s supply chain. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

The condensed consolidated financial statements at June 30, 2021, and for the three and six month periods ended June 30, 2021 and 2020, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2020 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 10

financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Largest wholesaler	31%	32%	31%	31%
Second largest wholesaler	29%	30%	29%	31%
Third largest wholesaler	26%	24%	26%	25%
Total	86%	86%	86%	87%

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amended the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The new standard now allows for certain exceptions, including an exception to the use of the incremental approach for intra-period tax allocations, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The new standard also required franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in any future acquisition, the Company would be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard became effective for the Company beginning January 1, 2021 and there were no material impacts to the consolidated financial statements upon adoption.
Recent Accounting Pronouncements Not Adopted as of June 30, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative, and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The other separation models would be eliminated, including the model for convertible debt that can be settled in cash or shares. As a result these convertible debt instruments will be accounted for as a single liability instrument. In addition, the new guidance requires diluted earnings per share calculations to be prepared using the if-converted method, instead of the treasury stock method. The guidance must be applied in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company plans to adopt the new guidance using a modified retrospective method of transition, which would be applied to transactions outstanding at the time of adoption. At June 30, 2021, the Company has recognized debt discounts of $72.7 million for its 0.750% convertible senior notes due 2025 and $5.7 million for its 2.375% convertible senior notes due 2022. Upon adoption on January 1, 2022, these debt discounts would be eliminated along with any related future amortization. Further deferred financing costs previously allocated to the conversion features will be re-allocated to the outstanding debt, slightly increasing future annual amortization of deferred financing costs. The Company is currently evaluating the impact from the adoption of ASU 2020-06 on its consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 11

NOTE 3—REVENUE

Revenue from Contracts with Customers

The Company’s sources of revenue include (i) sales of EXPAREL in the United States, or U.S.; (ii) sales of iovera° in the U.S.; (iii) sales of, and royalties on, its bupivacaine liposome injectable suspension for veterinary use in the U.S. and (iv) license fees and milestone payments. To date, there has been no revenue from sales of EXPAREL or iovera° in the European Union, or E.U. The Company does not consider revenue from sources other than sales of EXPAREL to be material to its consolidated revenue, which could change in the future. As such, the following disclosure only relates to revenue associated with net EXPAREL product sales.

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

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 12

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net product sales:
EXPAREL / bupivacaine liposome injectable suspension	$131,050	$73,821	$246,520	$176,296
iovera°	3,813	1,395	7,081	3,665
Total net product sales	$134,863	$75,216	$253,601	$179,961

NOTE 4—INVENTORIES

The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$34,324	$26,886
Work-in-process	14,400	16,266
Finished goods	16,540	21,498
Total	$65,264	$64,650

NOTE 5—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Machinery and equipment	$77,376	$74,966
Leasehold improvements	54,553	54,434
Computer equipment and software	12,470	12,170
Office furniture and equipment	2,477	2,387
Construction in progress	90,472	71,091
Total	237,348	215,048
Less: accumulated depreciation	(84,046)	(78,360)
Fixed assets, net	$153,302	$136,688

For the three months ended June 30, 2021 and 2020, depreciation expense was $2.9 million and $3.0 million, respectively. For the three months ended June 30, 2021 and 2020, there was $1.1 million and $0.7 million of capitalized interest on the construction of manufacturing sites, respectively.

For the six months ended June 30, 2021 and 2020, depreciation expense was $5.8 million and $5.9 million, respectively. For the six months ended June 30, 2021 and 2020, there was $2.1 million and $0.8 million of capitalized interest on the construction of manufacturing sites, respectively.

At June 30, 2021 and December 31, 2020, total fixed assets, net includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $68.6 million and $67.5 million, respectively.

As of both June 30, 2021 and December 31, 2020, the Company had asset retirement obligations of $2.0 million, which are included in accrued expenses and other liabilities on its condensed consolidated balance sheet, for costs associated with returning leased spaces to their original condition upon the termination of certain lease agreements.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 13

NOTE 6—LEASES

The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms up to 9.2 years, some of which provide renewal options at the then-current market value. The Company also has an embedded lease with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, England. A portion of the associated monthly base fees have been allocated to the lease component based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed lease costs	$2,922	$2,422	$5,843	$3,986
Variable lease costs	424	601	902	1,049
Total	$3,346	$3,023	$6,745	$5,035

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Cash paid for operating lease liabilities, net of lease incentive	$7,177	$8,503
Right-of-use assets recorded in exchange for lease obligations	$—	$42,101

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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	June 30,
	2021	2020
Weighted average remaining lease term	8.71 years	9.55 years
Weighted average discount rate	6.89%	6.88%

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2021 (remaining six months)	$5,350
2022	10,423
2023	10,697
2024	10,980
2025	11,271
2026 and thereafter	50,802
Total lease payments	99,523

Less: imputed interest	(25,644)
Total operating lease liabilities	$73,879

The Company has entered into one lease agreement (not included in the table above) for which there are future obligations but the lease has not yet commenced as of June 30, 2021 (in thousands):
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 14

Year	Aggregate Minimum Payments Due
2021 (remaining six months)	$—
2022	439
2023	453
2024	466
2025	480
2026	495
Total future lease payments	$2,333

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc) in March 2007 (the “Skyepharma Acquisition”), and the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in April 2019.

There was no change in the carrying value of the Company’s goodwill during the three and six months ended June 30, 2021. The balance at both June 30, 2021 and December 31, 2020 was $99.5 million.

The Skyepharma Acquisition occurred in March 2007, prior to the requirements to record contingent consideration at fair value under ASC 805-30. In connection with the Skyepharma Acquisition, the Company agreed to certain milestone payments for DepoBupivacaine products, including EXPAREL. As of June 30, 2021, the remaining milestone payments include: $4.0 million upon the first commercial sale in the United Kingdom, France, Germany, Italy or Spain; and $32.0 million when annual net sales collected reach $500.0 million (measured on a rolling quarterly basis). Any remaining milestone payments will be treated as additional costs of the Skyepharma Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

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

Intangible Assets

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):

	Estimated Useful Life	June 30,	December 31,
		2021	2020
Developed technology	14 years	$110,000	$110,000
Customer relationships	10 years	90	90
Total intangible assets		110,090	110,090
Less: accumulated amortization		(17,502)	(13,569)
Intangible assets, net		$92,588	$96,521

Amortization expense on intangible assets was consistent for the three and six months periods ended June 30, 2021 and 2020. Amortization expense was $2.0 million and $3.9 million for the three and six month periods, respectively.

Assuming no changes in the gross carrying amount of these intangible assets, amortization expense will be $3.9 million for the remaining six months of 2021, $7.9 million annually through 2032 and $2.2 million in 2033.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 15

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

The total debt composition of the 2025 Notes is as follows (in thousands):

	June 30,	December 31,
	2021	2020
0.750% convertible senior notes due 2025	$402,500	$402,500
Deferred financing costs	(8,058)	(8,940)
Discount on debt	(72,734)	(80,530)
Total debt, net of debt discount and deferred financing costs	$321,708	$313,030

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

During the quarter ended June 30, 2021, none of these conditions for conversion were met.

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

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 16

As of June 30, 2021, the 2025 Notes had a market price of $1,100 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2025 Notes are currently classified on the Company’s consolidated balance sheet at June 30, 2021 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.

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
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 17

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

The total debt composition of the 2022 Notes is as follows (in thousands):

	June 30,	December 31,
	2021	2020
2.375% convertible senior notes due 2022	$160,000	$160,000
Deferred financing costs	(661)	(1,089)
Discount on debt	(5,658)	(9,263)
Total debt, net of debt discount and deferred financing costs	$153,681	$149,648

Holders may convert their 2022 Notes prior to October 1, 2021 only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than or equal to 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2021, this condition for conversion was not met.

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

As of June 30, 2021, the 2022 Notes had a market price of $1,099 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are settled, the Company would be required to repay the remaining $160.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

As of April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which the Company provides notice of redemption. This condition was not met during the quarter ended June 30, 2021. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make-whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 18

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,713	$2,048	$3,418	$4,097
Amortization of debt issuance costs	659	444	1,310	883
Amortization of debt discount	5,744	3,660	11,401	7,254
Capitalized interest and other (Note 5)	(1,093)	(696)	(2,135)	(757)
Total	$7,023	$5,456	$13,994	$11,477

Effective interest rate on convertible senior notes	6.70%	7.81%	6.70%	7.81%

ASU 2020-06 will require the Company to eliminate debt discounts along with any related future amortization. Further deferred financing costs previously allocated to the conversion features will be re-allocated to the outstanding debt, slightly increasing future annual amortization of deferred financing costs. This new accounting pronouncement has not been adopted as of June 30, 2021. For additional information regarding ASU 2020-06, see Note 2, Summary of Significant Accounting Policies.

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s equity investment with a readily determinable fair value was calculated utilizing market quotations from a major American stock exchange (Level 1). The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount of the investments without a readily determinable fair value have not been adjusted for either an impairment or upward or downward adjustments based on observable transactions. Certain assets and liabilities are measured at fair value on a non-recurring basis, including assets and liabilities acquired in a business combination, equity instruments measured at cost and long-lived assets, which would be recognized at fair value if deemed impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 19

At June 30, 2021, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Notes receivable	$4,204	$—	$—	$4,204
Financial Liabilities:
Acquisition-related contingent consideration	$17,358	$—	$—	$17,358

Financial Liabilities Measured at Amortized Cost:
2.375% convertible senior notes due 2022 (1)	$153,681	$—	$175,800	$—
0.750% convertible senior notes due 2025 (1)	$321,708	$—	$442,750	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $60.68 per share on June 30, 2021, compared to a conversion price of $66.89 per share for the 2022 Notes and $71.78 per share for the 2025 Notes. The maximum conversion premium that could have been due on the 2022 Notes and 2025 Notes at June 30, 2021 was approximately 2.4 million and 5.6 million shares of the Company’s common stock, respectively. These figures assume no increases in the conversion rate for certain corporate events.

Equity and Debt Investments

At December 31, 2020, the Company held an equity investment in TELA Bio, Inc., or TELA Bio, in its condensed consolidated balance sheets in the amount of $11.6 million. During the six months ended June 30, 2021, the Company sold its investment in TELA Bio for net cash proceeds of $9.1 million. During the six months ended June 30, 2021, the Company recognized a net realized loss of $2.6 million, which has been recorded in other, net in the condensed consolidated statements of operations. The fair value of TELA Bio at December 31, 2020 was based on a Level 1 input.

At June 30, 2021 and December 31, 2020, the Company held an equity investment of $1.2 million in GeneQuine Biotherapeutics GmbH, or GeneQuine, a privately held biopharmaceutical company headquartered in Hamburg, Germany. This investment has no readily determinable fair value and is recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments. In January 2021, the Company purchased a convertible note from GeneQuine in the amount of $1.2 million. There were no adjustments recognized in the GeneQuine investments during the six months ended June 30, 2021. The Company has the right to make additional investments in both equity and debt securities of $4.7 million predicated upon GeneQuine achieving certain prespecified near-term milestones. Certain milestones have been met and the Company expects to make a payment of $2.9 million in the quarter ending September 30, 2021.

In April 2021, the Company purchased privately-held preferred shares in Coda BioTherapeutics, Inc., a preclinical stage biopharmaceutical company that is developing a gene-therapy platform to treat neurological disorders and diseases for a purchase price of $10.0 million. There were no adjustments to this investment during the three months ended June 30, 2021.

In April 2021, the Company purchased a convertible note in the amount of $3.0 million from Spine BioPharma, LLC, a preclinical stage biopharmaceutical company. There were no adjustments to this investment during the three months ended June 30, 2021.

Acquisition-related Contingent Consideration

In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of June 30, 2021, the maximum potential remaining milestone payments are $48.0 million. The Company made a $7.0 million milestone payment during the six months ended June 30, 2021 for the achievement of one regulatory milestone. In the six months ended June 30, 2020, the Company made $15.0 million in cash payments for the achievement of two regulatory milestones. As of June 30, 2021 and December 31, 2020, the Company recognized contingent consideration related to the MyoScience Acquisition in the amounts of $17.4 million and $28.3 million, respectively.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 20

The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. For the three and six months ended June 30, 2021, the Company recognized a $0.1 million charge and a $1.0 million gain, respectively, related to contingent consideration. For the three and six months ended June 30, 2020, the Company recognized $1.6 million of charges and $2.3 million of gains, respectively, related to contingent consideration. These amounts have been included in acquisition-related charges (gains) in the condensed consolidated statements of operations. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rate used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts. At June 30, 2021, the weighted average discount rate was 3.46% and the weighted average probability of success for regulatory milestones that have not yet been met was 34.7%.

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of June 30, 2021
Discount rates	3.29% to 3.63%
Probabilities of payment for regulatory milestones	2% to 100%
Projected years of payment for regulatory and commercial milestones	2021 to 2023

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2020	$28,346
Fair value adjustments and accretion	(988)
Payments made	(7,000)
Offset indemnification claims	(3,000)
Balance at June 30, 2021	$17,358

Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate and government bonds with maturities greater than three months, but less than one year. Long-term investments consist of asset-backed securities collateralized by credit card receivables and government bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At June 30, 2021 and December 31, 2020, all of the Company’s short-term and long-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.

The following summarizes the Company’s investments at June 30, 2021 and December 31, 2020 (in thousands):
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 21

June 30, 2021 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$13,644	$4	$(1)	$13,647
Commercial paper	375,175	81	—	375,256
Corporate bonds	56,453	15	(3)	56,465
U.S. Government bonds	95,416	37	—	95,453
Total	$540,688	$137	$(4)	$540,821

December 31, 2020 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$34,918	$98	$—	$35,016
Commercial paper	221,494	36	(18)	221,512
Corporate bonds	120,375	179	(11)	120,543
U.S. Government bonds	44,629	7	(2)	44,634
Subtotal	421,416	320	(31)	421,705
Long-term:
U.S. Government bonds	95,429	30	—	95,459
Subtotal	95,429	30	—	95,459
Total	$516,845	$350	$(31)	$517,164
At June 30, 2021, there were no investments available for sale that were materially less than their amortized cost.

The Company elects to recognize its interest receivable separate from its available-for-sale investments. At June 30, 2021 and December 31, 2020, the interest receivable recognized in prepaid expenses and other current assets was $0.9 million and $1.6 million, respectively.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of June 30, 2021, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 43%, 25% and 21%. At December 31, 2020, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 36%, 28% and 23%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL revenues are primarily derived from major wholesalers that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of June 30, 2021 and December 31, 2020, the Company did not deem any allowances for credit losses on its accounts receivable necessary.

NOTE 10—STOCK PLANS

Stock Incentive Plans

In June 2021, the Company’s stockholders approved the Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan. The 2011 Plan was amended to increase the number of shares of common stock authorized for issuance as equity awards under the plan by 1,500,000 shares.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 22

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of goods sold	$1,465	$1,284	$2,917	$2,503
Research and development	1,329	1,357	2,435	2,544
Selling, general and administrative	7,667	6,581	15,219	13,023
Total	$10,461	$9,222	$20,571	$18,070

Stock-based compensation from:
Stock options	$6,552	$6,388	$13,048	$12,614
Restricted stock units	3,646	2,636	7,038	5,037
Employee stock purchase plan	263	198	485	419
Total	$10,461	$9,222	$20,571	$18,070

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2021:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2020	6,235,118	$45.98
Granted	692,352	61.42
Exercised	(479,367)	33.42
Forfeited	(194,183)	45.59
Expired	(22,116)	76.75
Outstanding at June 30, 2021	6,231,804	48.56

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2020	957,453	$46.34
Granted	373,045	61.70
Vested	(289,104)	44.46
Forfeited	(77,081)	47.47
Unvested at June 30, 2021	964,313	52.76

The weighted average fair value of stock options granted during the six months ended June 30, 2021 was $27.49 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Six Months Ended June 30, 2021
Expected dividend yield	None
Risk-free interest rate	0.83%
Expected volatility	49.36%
Expected term of options	5.44 years
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 23

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2021, 31,230 shares were purchased and issued through the ESPP.

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income (Loss)

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$318	$322
Net unrealized (loss) gain on investments, net of tax (1)	(138)	1,168
Foreign currency translation adjustments	1	—
Amounts reclassified from accumulated other comprehensive income (loss)	—	—
Balance at end of period	$181	$1,490
(1) Net of a $49 thousand tax benefit for the six months ended June 30, 2021. There was no tax benefit for the six months ended June 30, 2020.

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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs, the purchase of shares from the ESPP (using the treasury stock method) and the conversion of the excess conversion value on the 2022 Notes and 2025 Notes. As discussed in Note 8, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes and 2025 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes and 2025 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method. ASU 2020-06 will require the Company to use the if-converted method upon adoption; this new accounting pronouncement has not been adopted as of June 30, 2021. For additional information regarding ASU 2020-06, see Note 2, Summary of Significant Accounting Policies.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. Because the Company reported a net loss for the three months ended June 30, 2020, no potentially dilutive securities have been included in the computation of diluted net loss per share for that period.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 24

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$19,081	$(7,269)	$29,450	$889
Denominator:
Weighted average common shares outstanding—basic	44,145	42,221	43,989	42,126
Computation of diluted securities:
Dilutive effect of stock options	1,062	—	1,284	567
Dilutive effect of RSUs	381	—	426	168
Dilutive effect of conversion premium on the 2022 Notes	—	—	76	—
Dilutive effect of ESPP purchase options	4	—	4	—
Weighted average common shares outstanding—diluted	45,592	42,221	45,779	42,861
Net income (loss) per share:
Basic net income (loss) per common share	$0.43	$(0.17)	$0.67	$0.02
Diluted net income (loss) per common share	$0.42	$(0.17)	$0.64	$0.02
The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of stock options	2,088	6,804	1,489	5,327
Weighted average number of RSUs	26	681	14	186
Weighted average ESPP purchase options	—	37	—	20
Total	2,114	7,522	1,503	5,533

NOTE 13—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes:
Domestic	$25,863	$(6,645)	$41,795	$6,400
Foreign	(215)	(666)	(3,424)	(5,155)
Total income (loss) before income taxes	$25,648	$(7,311)	$38,371	$1,245

For the three months ended June 30, 2021 and 2020, the Company had income tax expense of $6.6 million and an income tax benefit of less than $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $8.9 million and $0.4 million, respectively. The income tax expense for the three and six months ended June 30, 2021 represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items including a benefit related to equity compensation, partially offset by a cost related to non-deductible capital losses. The income tax expense for the three and six months ended June 30, 2020 consisted primarily of state income tax.

During the year ended December 31, 2020, the Company determined that there was sufficient positive evidence to conclude that it was more likely than not that domestic deferred taxes were realizable and, therefore, released the valuation allowance. In the three months ended June 30, 2021, the Company recorded a valuation allowance against U.S. capital loss carryforwards since it is more likely than not the tax benefit related to the losses are not realizable. The Company continues to maintain a full valuation allowance on its foreign net deferred tax balances.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 25

NOTE 14—COMMERCIAL PARTNERS

Eurofarma Laboratories S.A.

In June 2021, the Company entered into a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL in Latin America. Under the terms of the agreement, Eurofarma obtained the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia, and Mexico. In addition, Eurofarma is responsible for regulatory filings for EXPAREL in these countries. The Company is entitled to a $0.3 million upfront payment that is partially refundable upon certain circumstances and will receive royalties based on Eurofarma’s future commercialization of the product and is also eligible to receive milestone payments that are triggered by the achievement of certain regulatory and commercial events. The Company recognized $0.1 million of collaborative licensing and milestone revenue in its condensed consolidated statements of operations during the three and six months ended June 30, 2021.

Nuance Biotech Co. Ltd.

In June 2018, the Company entered an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, the Company had granted Nuance the exclusive rights to develop and commercialize EXPAREL. In April 2021, the Company and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards the Company’s intellectual property against the risk of a generic product. Dissolution costs of $3.0 million were included in other operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2021.

Verve Medical Products, Inc.

In July 2021, the Company entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada.

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

MyoScience Milestone Litigation

In August 2020, the Company and its subsidiary, Pacira CryoTech, Inc. (“Pacira CryoTech”), filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience, and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “Merger Agreement”), specifically related to the achievement of certain milestone payments under the Merger Agreement. In addition, the Company and Pacira CryoTech sought general, special and compensatory damages against the other defendants related to breach of fiduciary duties in connection with the purported achievement of milestone payments under the Merger Agreement, and breach of the Merger Agreement and certain other agreements with the defendants. In October 2020, Fortis filed an answer and counterclaim against the Company and Pacira CryoTech seeking to recover certain milestone payments under the Merger Agreement. The total remaining value of these milestones is $30.0 million, plus attorneys’ fees. The Company believes that the counterclaim from Fortis is without merit and intends to vigorously defend against all claims. The Company is unable to predict the outcome of this action at this time.

Other Commitments and Contingencies

The United States Food and Drug Administration, or FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL in pediatric patients. The Company was granted a deferral for the required pediatric trials in all age groups for EXPAREL in the setting of wound infiltration and is conducting these pediatric trials as post-marketing requirements, as stated in the New Drug Application (NDA) approval letter for EXPAREL. Similarly, in Europe, the Company agreed with the European Medicines Agency, or EMA, on a Pediatric Investigation Plan, or PIP, as a prerequisite for submitting
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 26

a Marketing Authorization Application (MAA) in the E.U. Despite the United Kingdom’s withdrawal from the E.U., the PIP will be applicable in the United Kingdom as well. The Company is working with both the FDA and EMA to align its pediatric clinical studies wherever possible between the two regions.

In December 2019, the Company announced positive results for its extended pharmacokinetic and safety study for local analgesia in children aged 6 to 17 undergoing cardiovascular or spine surgeries. Those positive results provided the foundation for a supplemental New Drug Application, or sNDA, and in March 2021, the Company announced that the FDA approved the submission of the sNDA seeking expansion of the EXPAREL label to include use in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia. The Company is working with the FDA to finalize a regulatory pathway to expand the EXPAREL label for patients less than 6 years of age, as well as the administration of EXPAREL as a nerve block in the pediatric setting.

The Company has communicated to a select number of employees a commitment to provide one-time termination benefits in the event that a facility closure occurs. The Company will recognize these expenses ratably over the remaining service period required. The Company currently estimates the cost of these one-time benefits to be approximately $1.1 million.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 27

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results and trends, development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and U.S. economic conditions, and our business, including our revenues, financial condition and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL and iovera°; the size and growth of the potential markets for EXPAREL and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs; our plans to evaluate, develop and pursue additional DepoFoam®-based product candidates; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential DepoFoam-based product; our commercialization and marketing capabilities and our ability to successfully construct additional EXPAREL manufacturing suites in San Diego, California; the outcome of any litigation; the ability to successfully integrate any future acquisitions into our existing business; the recoverability of our deferred tax assets and assumptions associated with contingent consideration payments. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.
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

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and regenerative health solutions to improve patients’ journeys along the neural pain pathway. EXPAREL, our long-acting, local analgesic was commercially launched in April 2012. EXPAREL utilizes DepoFoam, a unique and proprietary delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is indicated in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia in the United States, or U.S., and in the European Union, or E.U., as a brachial plexus block and femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Since its initial approval in 2011 for single-dose infiltration, nearly nine million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves, which we sell directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 28

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

Novel Coronavirus (COVID-19) Pandemic

Our net product sales were negatively impacted by the COVID-19 pandemic in 2020 due to the significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020, allowing our net product sales to return to year-over-year growth in June 2020. However, while many restrictions have since eased and COVID-19 vaccines become more widely available and administered to the general public, we still do not know how long it will take the elective surgery market to normalize, or if restrictions on elective procedures will recur due to COVID-19 variant strains or otherwise. Our manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to our supply chain. With the reopening of all 50 states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ambulatory surgery centers. Our offices have re-opened with strict safety and hygiene guidelines implemented, and we continue to support remote working as appropriate.

The COVID-19 situation remains dynamic and is subject to rapid and possibly material changes due to variant strains or otherwise. It is not clear what the potential effects may be to our business going forward, including the impact on our revenues, results of operations or financial condition, particularly if pandemic conditions exacerbate over an extended period of time, including if states return to placing restrictions on elective surgical procedures or if patients are still reluctant to schedule an elective surgical procedure regardless of whether or not they have received a COVID-19 vaccine. Additional negative impacts may also arise from the COVID-19 pandemic that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including the availability and efficacy of COVID-19 vaccines, the willingness of the general public to get vaccinated and the impact of variant strains, such as the Delta variant, on the elective surgery market.

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

Recent Highlights

• In April 2021, we purchased privately-held preferred shares in Coda BioTherapeutics, Inc., or Coda, a preclinical stage biopharmaceutical company that is developing a gene-therapy platform to treat neurological disorders and diseases, for a purchase price of $10.0 million.

•In April 2021, we made a cash investment of $3.0 million in a convertible note agreement with Spine BioPharma, LLC, or Spine BioPharma, a preclinical stage biopharmaceutical company developing a non-opioid solution to relieve pain and restore functionality. The investment will support the advancement of Spine BioPharma’s lead candidate, Remedisc™, a first-in-class therapeutic for the treatment of degenerative disc disease. We will make an additional $7.0 million investment if and when Spine BioPharma achieves certain prespecified milestones.

• In June 2021, the United States Patent and Trademark Office (USPTO) issued U.S. Patent No. 11,033,495 related to EXPAREL. The patent, “Manufacturing of Bupivacaine Multivesicular Liposomes,” claims composition of EXPAREL prepared by an improved manufacturing process and will have an expiration date of January 22, 2041. In July 2021, we submitted this patent for listing in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations” (the Orange Book) after the FDA approved this enhanced manufacturing process for EXPAREL, which is housed at a custom facility in Swindon, England under a partnership with Thermo Fisher Scientific Pharma Services, or Thermo Fisher. We expect to start selling commercial product manufactured in this 200-liter suite later this year.

• In June 2021, we entered into a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL in Latin America. Under the terms of the agreement, Eurofarma obtained the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina,
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 29

Brazil, Colombia, and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries.

• In July 2021, we announced new data on the ability of the iovera° system to reduce pain, opioid consumption and length of stay, or LOS, following total knee arthroplasty, or TKA. The findings show that patients receiving preoperative iovera° as part of a multimodal pain management protocol reduced both opioid intake and in-hospital pain while optimizing outcomes during the 6-week recovery period after TKA. The results of the study, A Multimodal Pain Management Protocol Including Preoperative Cryoneurolysis for Total Knee Arthroplasty to Reduce Pain, Opioid Consumption, and Length of Stay, were published in Arthroplasty Today. See below for more details.

EXPAREL

In the U.S., EXPAREL is currently indicated in patients 6 years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks. In the E.U., EXPAREL is indicated as a brachial plexus block and femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults.

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

We are also working with the FDA to finalize a regulatory pathway to expand the EXPAREL label for patients less than 6 years of age, as well as the administration of EXPAREL as a nerve block in the pediatric setting, and are working with both the FDA and the European Medicines Agency, or EMA, to align our pediatric clinical studies wherever possible between the two regions.

Nerve Block in Lower Extremity Surgery

We recently announced topline results from our Phase 3 study for nerve block in lower extremity surgeries (known as “STRIDE”) that compared an EXPAREL nerve block in lower extremity surgeries to a bupivacaine lower extremity nerve block in patients undergoing foot and ankle surgeries. EXPAREL administered as combined sciatic (in popliteal fossa) and saphenous (in adductor canal) nerve blocks did not demonstrate statistical significance for the study’s primary endpoint of reduction in cumulative pain scores from 0 to 96 hours as measured by the area under the curve versus bupivacaine HCl. EXPAREL did achieve statistical significance versus bupivacaine HCl for secondary endpoints of reducing cumulative pain scores from 24 to 96 hours post-surgery (p<0.001) and total opioid consumption from 24 to 96 hours post-surgery (p<0.01). EXPAREL also achieved statistical significance versus bupivacaine HCl for area under the curve cumulative pain scores from 12 to 96 hours (p<0.02). The EXPAREL group achieved and maintained mild pain at 36 hours (Least Square Mean NRS 3.0) while bupivacaine HCl was in the moderate range (Least Square Mean NRS 4.7).

There were no clinically relevant safety issues observed in STRIDE, specifically no reports of falls and no serious adverse events observed in the study. The results from STRIDE gave us clarity on the follow-up studies to conduct for an eventual sNDA filing. We expect to initiate those studies before the end of this year.

EXPAREL Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. In the E.U., EXPAREL was granted marketing authorization in November 2020. We are planning to launch EXPAREL together with iovera° in targeted European countries during the fourth quarter of 2021. We do not intend to pursue a partnership to commercialize EXPAREL in Europe.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 30

The European Commission decision is applicable to all 27 E.U. member states plus the United Kingdom, Iceland, Norway and Liechtenstein. Despite the United Kingdom’s withdrawal from the E.U., this approval is recognized by the United Kingdom Medicines and Healthcare products Regulatory Agency.

In June 2021, we entered into a distribution agreement with Eurofarma for the development and commercialization of EXPAREL in Latin America. Under the terms of the agreement, Eurofarma obtained the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia, and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries. We will receive royalties based on Eurofarma’s future commercialization of the product and are also eligible to receive milestone payments that are triggered by the achievement of certain regulatory and commercial events.

In China, we had an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, for the development and commercialization of EXPAREL. In April 2021, we and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguarded our intellectual property against the risk of a generic product. For more information, refer to Note 14, Commercial Partners, to our condensed consolidated financial statements included herein.

We are currently not pursuing regulatory approval for EXPAREL in Canada based on our labeling discussions with Health Canada.

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

Our commercial strategy for iovera° focuses on two broad market segments. First, iovera° and EXPAREL for opioid-sparing pain management for the TKA patient, with iovera° being administered before surgery and EXPAREL administered during surgery. We are enrolling patients into our PREPARE study that will evaluate iovera° and EXPAREL for TKA. As many as 30% of patients with presurgical osteoarthritis of the knee use prescription opioids. With iovera°, our goal is to provide patients with several months of non-opioid pain control to allow them to prepare for surgery with an appropriate regimen. We also believe that EXPAREL plus iovera° for postsurgical pain control could support rapid functional recovery. In parallel, we are launching an Innovation in Genicular Outcomes Registry (“IGOR”) to capture real-world evidence for use in TKA procedures with leading academic and orthopedic centers of excellence.

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

We are also encouraged by usage of iovera° in other areas. Key opinion leaders in orthopedics, spine and anesthesia are interested in replacing heat-based radiofrequency ablation with iovera° cold therapy. There is interest across a wide range of treatment opportunities such as low back pain, spine, spasticity and rib fracture. We intend to use investigator-initiated studies and grants to develop data across these areas.

Total Knee Arthroplasty

In July 2021, we announced new data on the ability of the iovera° system to reduce pain, opioid consumption and LOS following TKA. The findings show that patients receiving preoperative iovera° as part of a multimodal pain management protocol reduced both opioid intake and in-hospital pain while optimizing outcomes during the 6-week recovery period after TKA. The results of the study, A Multimodal Pain Management Protocol Including Preoperative Cryoneurolysis for Total Knee Arthroplasty to Reduce Pain, Opioid Consumption, and Length of Stay, were published in Arthroplasty Today.

This retrospective analysis utilized data from patients who underwent TKA by a single surgeon at one center. Patients who received iovera° before TKA were compared with a historical control group including patients who underwent TKA
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 31

without iovera°. Both groups received a similar perioperative multimodal pain management protocol. The primary outcome was opioid intake at various time points from hospital stay to 6 weeks after discharge. Additional outcomes included pain, LOS, and range of motion. The study population included a total of 267 patients, with 169 patients in the iovera° group and 98 patients in the control group.

Results showed that patients undergoing TKA who received iovera° compared to those who did not demonstrated a significant:

•Decrease in daily opioid consumption, as the iovera° group had 51% lower daily morphine milligram equivalents (MMEs) than the control group (47 vs 97 MMEs; ratio estimate, 0.49 [95% confidence interval (CI), 0.43-0.56]; P<.0001)

•Decrease in mean and maximum pain scores (P<.0001)

•Decrease in average hospital LOS (P<0.0001), with 17% of patients having an overall LOS of 2 or more days, compared with 99% of patients in the control group (P<.0001)

•Greater range of motion, as indicated by greater flexion degree at discharge (P<.0001)

Results of this study are consistent with findings from clinical trial and retrospective data that indicate a multimodal pain management protocol with preoperative iovera° treatment of the superficial genicular nerves reduced opioid consumption without increasing pain for up to 12 weeks after TKA compared with a standard multimodal pain management protocol.

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

•iovera° is repeatable;

•iovera° does not risk damage to the surrounding tissue;

•iovera° is a convenient handheld device with a single-use procedure-specific smart tip; and

•iovera° can be delivered precisely using ultrasound guidance or an anatomical landmark.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 32

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

iovera° Global Expansion

In July 2021, we entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada.

Product Portfolio and Product Candidate Pipeline

Our current product portfolio and product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

Preclinical	Clinical				NDA	Market	Next Expected Milestone(s)
		P1	P2	P3	P4			
EXPAREL								
Surgical infiltration								Geographic expansion
Interscalene brachial plexus nerve block								Geographic expansion
Surgical infiltration/Nerve block (Ex-US)								
European Union								Commercial launch
United Kingdom								Commercial launch
Pediatric infiltration								
Ages 6+ years								Expand utilization and training
Ages < 6 years *								Final planning stages
Lower extremity nerve block								Preparing two studies for sNDA
Pediatric nerve block *								Final planning stages
iovera°								
Total knee arthroplasty (TKA)								Advance PREPARE study/continue IGOR registry
Blocking of pain/spasticity								Support investigator-initiated studies/grants
DepoFoam								
DepoDexamethasone (inflammation)								Initiate clinical studies
DepoFoam-based local anesthetic								Investigational new drug enabling studies
Other								Initiate clinical studies
NOCITA								
Postsurgical analgesia in dogs and cats								Marketed by Aratana Therapeutics, Inc.

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
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 33

The PITT consists of approximately 10,000 square-feet of fully adaptable space and is equipped with state-of-the-art technology and audio/visual capabilities and features several distinct training spaces including a simulation lab equipped with seven ultrasound scanning stations; a lecture hall featuring a 4½-foot tall by 24-foot wide liquid crystal display video wall to support live, virtual and even global presentations; and a green-screen broadcast studio designed to livestream content with single or multiple hosts.

In addition to our EXPAREL programs, we are hosting ongoing workshops to train new users on best practice techniques for iovera° administration at the PITT. Led by healthcare professionals, these labs include didactic lectures and hands-on trainings including live model nerve scanning and identification using ultrasound and peripheral nerve stimulation.

At no fee to the organization, the PITT also serves as a venue for national anesthesia provider organizations to host their own workshops and training sessions to educate healthcare providers.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for veterinary use in the U.S. and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Net product sales:
EXPAREL	$130,059	$73,046	78%	$244,736	$174,315	40%
Bupivacaine liposome injectable suspension	991	775	28%	1,784	1,981	(10)%
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	131,050	73,821	78%	246,520	176,296	40%
iovera°	3,813	1,395	100%+	7,081	3,665	93%
Total net product sales	134,863	75,216	79%	253,601	179,961	41%
Collaborative licensing and milestone revenue	125	—	N/A	125	—	N/A
Royalty revenue	602	289	100%+	891	1,228	(27)%
Total revenues	$135,590	$75,505	80%	$254,617	$181,189	41%

EXPAREL revenue grew 78% and 40% in the three and six months ended June 30, 2021 versus 2020, respectively, primarily due to increases of 76% and 39% in gross vial volume and increases of 3% in gross selling price per unit in both periods, partially offset by the sales mix of EXPAREL vial sizes. The demand for EXPAREL has generally continued to increase as a result of ambulatory surgery centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care. The three and six months ended June 30, 2020 were adversely impacted by the suspension of elective surgeries due to the COVID-19 pandemic. EXPAREL utilization remained above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels, due to increased use in the outpatient setting. EXPAREL utilization in emergency procedures also continued to grow.

Bupivacaine liposome injectable suspension revenue and related royalties increased in the three months and decreased in the six months ended June 30, 2021 versus 2020 as a result of the timing of orders placed by Aratana for veterinary use.

Net product sales of iovera° increased more than 100% and 93% in the three and six months ended June 30, 2021 versus 2020, respectively. These increases were primarily due to an increased iovera° sales force and the impact that the COVID-19 pandemic had on the first half of 2020. Thus far, we have seen the greatest iovera° demand as a pain relief for patients in
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 34

advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee.

Any renewed government suspension of, or reluctance of patients to have, elective surgeries would impact our future sales of EXPAREL and iovera° during the ongoing COVID-19 pandemic.

The increase in collaborative licensing and milestone revenue in the three and six months ended June 30, 2021 was the result of a portion of an upfront payment recognized under our distribution agreement with Eurofarma, S.A. for the development and commercialization of EXPAREL in Latin America. For more information, see Note 14, Commercial Partners, to our condensed consolidated financial statements included herein.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the six months ended June 30, 2021 and 2020 (in thousands):

June 30, 2021	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2020	$1,023	$1,007	$1,168	$1,600	$4,798
Provision	498	5,050	3,806	6,238	15,592
Payments / Adjustments	(261)	(4,631)	(3,846)	(5,814)	(14,552)
Balance at June 30, 2021	$1,260	$1,426	$1,128	$2,024	$5,838

June 30, 2020	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2019	$540	$962	$1,486	$1,816	$4,804
Provision	334	3,609	2,759	4,640	11,342
Payments / Adjustments	(142)	(3,704)	(3,398)	(4,868)	(12,112)
Balance at June 30, 2020	$732	$867	$847	$1,588	$4,034
Total reductions to gross product sales from sales-related allowances and accruals were $15.6 million and $11.3 million, or 5.8% and 5.9% of gross product sales, for the six months ended June 30, 2021 and 2020, respectively. The overall decrease in sales-related allowances and accruals as a percentage of gross product sales was directly related to a slight decrease in discounting.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Cost of goods sold	$35,248	$22,305	58%	$66,597	$52,037	28%
Gross margin	74%	70%		74%	71%

Gross margin increased four and three percentage points in the three and six months ended June 30, 2021 versus 2020, respectively. Improvements in gross margin realized during both periods resulted from reductions in inventory reserves, lower unit costs resulting from manufacturing efficiencies, reductions in unplanned downtime and the impact of price increases, partially offset by ongoing capacity expansion costs primarily related to the creation of a 200-liter batch manufacturing unit at our San Diego, California facility.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 35

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

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Clinical and preclinical development	$5,111	$4,363	17%	$13,131	$10,648	23%
Product development and manufacturing capacity expansion	4,607	6,084	(24)%	9,309	12,688	(27)%
Regulatory and other	1,526	1,816	(16)%	3,578	3,560	1%
Stock-based compensation	1,329	1,357	(2)%	2,435	2,544	(4)%
Total research and development expense	$12,573	$13,620	(8)%	$28,453	$29,440	(3)%
% of total revenues	9%	18%		11%	16%

Total research and development expense decreased 8% and 3% in the three and six months ended June 30, 2021 versus 2020, respectively.

Clinical and preclinical development expense increased 17% and 23% in the three and six months ended June 30, 2021 versus 2020, respectively, due to our ongoing iovera° and EXPAREL TKA (“PREPARE”) trial as well as our completed lower extremity nerve block (“STRIDE”) clinical trial. These increases were partially offset by the completion of our Phase 3 pediatric (“PLAY”) clinical trial, our Phase 4 C-Section (“CHOICE”) trial, as well as the completion of our clinical trial for pectoral field block in breast augmentation. In addition, we made the strategic decision to conclude enrollment in the spine (“FUSION”) study due to protocol feasibility given the rapid evolution of medical practice for spinal procedures. The data from approximately 65 FUSION study subjects will be used to inform future studies for this patient population.

Product development and manufacturing capacity expansion expense decreased 24% and 27% in the three and six months ended June 30, 2021 versus 2020, respectively. These decreases were mainly due to our progress in constructing the significant scale-up of our manufacturing capacity at the Thermo Fisher site in Swindon, England as the project advances from the development phase to the registration phase.

Regulatory and other expense decreased 16% in the three months ended June 30, 2021 versus 2020 due to prior year regulatory activities in support of our Marketing Authorization Application (MAA) to the EMA, partially offset by increased activities related to an iovera° clinical data registry. Regulatory and other expense remained relatively flat in the six months ended June 30, 2021 versus 2020.

Stock-based compensation decreased by 2% and 4% in the three and six months ended June 30, 2021 versus 2020, respectively, primarily due to fewer equity awards outstanding for research and development personnel, partially offset by an increase in the average cost of equity grants.

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
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 36

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

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Sales and marketing	$28,259	$25,356	11%	$55,361	$53,268	4%
General and administrative	14,887	11,405	31%	28,755	21,831	32%
Stock-based compensation	7,667	6,581	17%	15,219	13,023	17%
Total selling, general and administrative expense	$50,813	$43,342	17%	$99,335	$88,122	13%
% of total revenues	37%	57%		39%	49%
Total selling, general and administrative expenses increased 17% and 13% in the three and six months ended June 30, 2021 versus 2020, respectively.

Sales and marketing expenses increased 11% and 4% in the three and six months ended June 30, 2021 versus 2020, respectively. The increase was driven by higher compensation due to an expanded sales force and pediatric launch expenses as a result of the March 2021 FDA approval of the sNDA for EXPAREL in infiltration for pediatric patients aged 6 and up. We are continuing our marketing investment in EXPAREL, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we continue our investment in clinician training in the use of EXPAREL and iovera° at our PITT training facility in Tampa, Florida. We also continue to invest in marketing initiatives and customer outreach for iovera°. Partially offsetting the increase was the termination of our co-promotion agreement with DePuy Synthes Sales, Inc. in January 2021.

General and administrative expenses increased 31% and 32% in the three and six months ended June 30, 2021 versus 2020, respectively. The increase in the three months ended June 30, 2021 is primarily due to an increase in legal expenditures. The increase in the six months ended June 30, 2021 is primarily due to an insurance recovery of $2.1 million received in early 2020 for legal expenditures related to a since-resolved Department of Justice inquiry and an increase in legal expenditures in support of other matters.

Stock-based compensation increased 17% in both the three and six months ended June 30, 2021 and 2020, primarily due to an increase in the average cost of equity grants, partially offset by fewer awards outstanding.
Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Amortization of acquired intangible assets	$1,967	$1,967	—%	$3,933	$3,933	—%
As part of the April 2019 acquisition of MyoScience, Inc., or MyoScience, (the “MyoScience Acquisition”), we acquired intangible assets consisting of developed technology and customer relationships, with estimated useful lives of 14 and 10 years, respectively. These amounts are amortized on a straight line basis. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related Charges (Gains), Product Discontinuation and Other

The following table provides a summary of the costs related to the MyoScience Acquisition, product discontinuation activities and termination costs for our agreement with Nuance during the periods indicated, including percent changes (dollar amounts in thousands):
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 37

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Acquisition-related charges (gains)	$146	$1,577	(91)%	$(981)	$(2,162)	(55)%
Product discontinuation	—	(159)	(100)%	—	(128)	(100)%
Other	—	—	N/A	3,000	—	N/A
Total acquisition-related charges (gains), product discontinuation and other	$146	$1,418	(90)%	$2,019	$(2,290)	N/A

As part of the MyoScience Acquisition, we recognized acquisition-related charges of $0.1 million and gains of $1.0 million in the three and six months ended June 30, 2021, respectively, primarily related to changes in the fair value of contingent consideration. In the three and six months ended June 30, 2020, we recognized acquisition-related charges in the amount of $1.6 million and acquisition-related gains of $2.2 million, respectively, also related to contingent consideration. See Note 9, Financial Instruments, to our condensed consolidated financial statements included herein, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.

In June 2018, we entered into an agreement with Nuance to advance the development and commercialization of EXPAREL in China. In 2021, we agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards our intellectual property against the risk of a generic product. Dissolution costs of $3.0 million were included in other operating expenses in the condensed consolidated statements of operations for the six months ended June 30, 2021.

Other Income (Expense)

The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Interest income	$224	$1,323	(83)%	$639	$2,911	(78)%
Interest expense	(7,023)	(5,456)	29%	(13,994)	(11,477)	22%
Other, net	(2,396)	3,969	N/A	(2,554)	(136)	100%+
Total other expense, net	$(9,195)	$(164)	100%+	$(15,909)	$(8,702)	83%
Total other expense, net increased by more than 100% and 83% in the three and six months ended June 30, 2021 versus 2020, respectively. Other, net included a realized loss on the sale of our equity investment in TELA Bio, Inc., or TELA Bio, in the amounts of $2.5 million and $2.6 million during the three and six months ended June 30, 2021, respectively. This contrasted with an unrealized gain of $4.0 million and no change in the three and six months ended June 30, 2020, respectively. There was also an increase in interest expense in the three and six months ended June 30, 2021 due to the increase in outstanding debt resulting from the issuance of $402.5 million aggregate principal of our 0.750% convertible senior notes due 2025, or 2025 Notes, in July 2020. Further, our interest income decreased in the three and six months ended June 30, 2021 versus 2020 due to lower short-term interest rates.
Income Tax Expense (Benefit)

The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Income tax expense (benefit)	$6,567	$(42)	N/A	$8,921	$356	100% +
Effective tax rate	26%	(1)%		23%	29%

For the three months ended June 30, 2021 and 2020, we recorded income tax expense of $6.6 million and an income tax benefit of less than $0.1 million, respectively. For the six months ended June 30, 2021 and 2020, we recorded income tax
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 38

expense of $8.9 million and $0.4 million, respectively. The increased income tax expense for both the three and six month periods was driven by the release of a full valuation allowance against domestic net deferred tax assets during the year ended December 31, 2020. The income tax expense for the three and six months ended June 30, 2021 represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items including a benefit related to equity compensation, partially offset by a cost related to non-deductible capital losses. The income tax benefit and expense for the three and six months ended June 30, 2020, respectively, consisted primarily of current state income taxes.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired iovera° as part of the MyoScience Acquisition in April 2019. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, common stock, product sales and collaborative licensing and milestone revenue. As of June 30, 2021, we had an accumulated deficit of $224.4 million, cash and cash equivalents, short-term and long-term investments of $646.6 million and working capital of $563.9 million. We currently expect that our cash, short-term and long-term investments on hand will be adequate to cover any potential short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.

In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allowed for certain measures to increase liquidity for businesses such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We benefited from the provision to defer the payment of certain employer payroll taxes in the amount of $2.8 million for the year ended December 31, 2020. One-half of these deferrals are due at each of December 31, 2021 and December 31, 2022.

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows Data:	2021	2020
Net cash provided by (used in):
Operating activities	$42,215	$(9,416)
Investing activities	(52,631)	7,557
Financing activities	16,233	2,183
Net increase in cash and cash equivalents	$5,817	$324
Operating Activities

During the six months ended June 30, 2021, net cash provided by operating activities was $42.2 million, compared to $9.4 million used in operating activities during the six months ended June 30, 2020. The increase of $51.6 million was primarily attributable to an increase in gross margin on a 40% increase in EXPAREL net product sales, which were adversely impacted in the six months ended June 30, 2020 by a suspension of elective surgeries caused by the COVID-19 pandemic. There was also a contingent consideration payment to MyoScience securityholders of $7.0 million, of which $5.7 million has been classified as an operating cash outflow and $1.3 million as a financing cash outflow.

Investing Activities

During the six months ended June 30, 2021, net cash used in investing activities was $52.6 million, which reflected $23.8 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $23.6 million. Major fixed asset purchases included equipment for a new 200-liter EXPAREL capacity expansion project at our Science Center Campus in San Diego, California, and continuing expenditures for our expanding EXPAREL manufacturing capacity in Swindon, England. In addition, we made a $10.0 million equity investment in Coda and also purchased a total of $4.2 million in convertible notes from GeneQuine and Spine BioPharma. We also sold our investment in TELA Bio for net cash proceeds of $9.1 million.

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 39

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

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $16.2 million, which consisted of proceeds from the exercise of stock options of $16.0 million and $1.6 million from the issuance of shares through our ESPP, partially offset by the $1.3 million financing component of the $7.0 million contingent consideration payment made to MyoScience securityholders.

During the six months ended June 30, 2020, net cash provided by financing activities was $2.2 million, which consisted of proceeds from the exercise of stock options of $6.4 million and $1.4 million from the issuance of shares through our ESPP, partially offset by $5.6 million of contingent consideration payments made to MyoScience securityholders.

2025 Convertible Senior Notes

In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At June 30, 2021, the outstanding principal on the 2025 Notes was $402.5 million.

See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes, including information on convertibility factors, redemption, timeframes and balance sheet classification.

2022 Convertible Senior Notes

In March 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest. At June 30, 2021, the outstanding principal on the 2022 Notes was $160.0 million.

See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2022 Notes, including information on convertibility factors, redemption, timeframes and balance sheet classification.

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on any conversions of our 2022 Notes and 2025 Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
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
•the cost and timing of potential remaining milestone payments to MyoScience security holders, which could be up to an aggregate of $48.0 million if certain regulatory and commercial milestones are met;
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 40

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

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of June 30, 2021, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Contractual Obligations
Except for a new lease described in Note 6, Leases, to our condensed consolidated financial statements included herein, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2021 by approximately $2.3 million.

The fair values of our convertible senior notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2021, the estimated fair value of the 2025 Notes was $1,100 per $1,000 principal amount and the estimated fair value of the 2022 Notes was $1,099 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our convertible senior notes, which bear interest at a
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 41

fixed rate. At June 30, 2021, all $402.5 million of principal remains outstanding on the 2025 Notes, and $160.0 million of principal remains outstanding on the 2022 Notes..

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 42

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 43

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Amended and Restated 2011 Stock Incentive Plan.(1)†

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 11, 2021.
Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	August 3, 2021	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	August 3, 2021	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q2 2021 Form 10-Q | Page 45