Form 10-Q
period 2021-09-30
Pacira BioSciences, Inc.
filed 2021-11-03
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to
Commission File Number: 001-35060

PACIRA BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5401 West Kennedy Boulevard, Suite 890
Tampa, Florida, 33609
(Address and Zip Code of Principal Executive Offices)
(813) 553-6680
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

As of October 31, 2021, 44,544,489 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

ASSETS	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$134,036	$99,957
Short-term available-for-sale investments	559,822	421,705
Accounts receivable, net	49,975	53,046
Inventories, net	67,209	64,650
Prepaid expenses and other current assets	11,310	12,265
Total current assets	822,352	651,623
Long-term available-for-sale investments	—	95,459
Fixed assets, net	159,235	136,688
Right-of-use assets, net	69,790	74,492
Goodwill	99,547	99,547
Intangible assets, net	90,621	96,521
Deferred tax assets	93,265	106,164
Investments and other assets	21,192	14,019
Total assets	$1,356,002	$1,274,513

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,895	$10,431
Accrued expenses	50,798	70,974
Lease liabilities	5,879	7,425
Convertible senior notes	155,751	149,648
Contingent consideration	5,070	14,736
Income taxes payable	395	114
Total current liabilities	225,788	253,328
Convertible senior notes	326,146	313,030
Lease liabilities	66,784	71,025
Contingent consideration	11,129	13,610
Other liabilities	7,553	3,832
Total liabilities	637,400	654,825
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 44,523,410 shares issued and outstanding at September 30, 2021; 43,636,929 shares issued and outstanding at December 31, 2020	45	44
Additional paid-in capital	925,169	873,201
Accumulated deficit	(206,765)	(253,875)
Accumulated other comprehensive income	153	318
Total stockholders’ equity	718,602	619,688
Total liabilities and stockholders’ equity	$1,356,002	$1,274,513
See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Net product sales	$126,791	$116,889	$380,392	$296,850
Collaborative licensing and milestone revenue	—	—	125	—
Royalty revenue	931	595	1,822	1,823
Total revenues	127,722	117,484	382,339	298,673
Operating expenses:
Cost of goods sold	34,651	29,993	101,248	82,031
Research and development	11,578	14,651	40,031	44,090
Selling, general and administrative	48,807	52,561	148,142	140,683
Amortization of acquired intangible assets	1,967	1,967	5,900	5,900
Acquisition-related (gains) charges, product discontinuation and other	(714)	692	1,305	(1,599)
Total operating expenses	96,289	99,864	296,626	271,105
Income from operations	31,433	17,620	85,713	27,568
Other (expense) income:
Interest income	177	1,025	816	3,936
Interest expense	(7,333)	(7,132)	(21,327)	(18,609)
Loss on early extinguishment of debt	—	(8,071)	—	(8,071)
Other, net	(46)	2,708	(2,600)	2,571
Total other expense, net	(7,202)	(11,470)	(23,111)	(20,173)
Income before income taxes	24,231	6,150	62,602	7,395
Income tax (expense) benefit	(6,571)	123,969	(15,492)	123,613
Net income	$17,660	$130,119	$47,110	$131,008

Net income per share:
Basic net income per common share	$0.40	$3.03	$1.07	$3.09
Diluted net income per common share	$0.39	$2.94	$1.03	$3.02
Weighted average common shares outstanding:
Basic	44,476	42,928	44,151	42,393
Diluted	45,463	44,275	45,674	43,333

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$17,660	$130,119	$47,110	$131,008
Other comprehensive income (loss):
Net unrealized (loss) gain on investments, net of tax	(30)	(643)	(168)	525
Foreign currency translation adjustments	2	—	3	—
Total other comprehensive (loss) income	(28)	(643)	(165)	525
Comprehensive income	$17,632	$129,476	$46,945	$131,533

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at June 30, 2021	44,437	$44	$911,368	$(224,425)	$181	$687,168
Exercise of stock options	74	1	3,017	—	—	3,018
Vested restricted stock units	12	—	—	—	—	—
Stock-based compensation	—	—	10,784	—	—	10,784
Other comprehensive loss (Note 11)	—	—	—	—	(28)	(28)
Net income	—	—	—	17,660	—	17,660
Balance at September 30, 2021	44,523	$45	$925,169	$(206,765)	$153	$718,602

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at June 30, 2020	42,608	$43	$785,124	$(398,509)	$1,490	$388,148
Exercise of stock options	703	—	24,582	—	—	24,582
Vested restricted stock units	2	—	—	—	—	—
Stock-based compensation	—	—	10,954	—	—	10,954
Retirement of equity component of 2022 convertible senior notes (Note 8)	—	—	(33,089)	—	—	(33,089)
Equity component of 2025 convertible senior notes issued, net of deferred taxes of $20,450 (Note 8)	—	—	64,619	—	—	64,619
Other comprehensive loss (Note 11)	—	—	—	—	(643)	(643)
Net income	—	—	—	130,119	—	130,119
Balance at September 30, 2020	43,313	$43	$852,190	$(268,390)	$847	$584,690

See accompanying condensed notes to consolidated financial statements.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2020	43,637	$44	$873,201	$(253,875)	$318	$619,688
Exercise of stock options	553	1	19,038	—	—	19,039
Vested restricted stock units	302	—	—	—	—	—
Shares issued under employee stock purchase plan	31	—	1,574	—	—	1,574
Stock-based compensation	—	—	31,356	—	—	31,356
Other comprehensive loss (Note 11)	—	—	—	—	(165)	(165)
Net income	—	—	—	47,110	—	47,110
Balance at September 30, 2021	44,523	$45	$925,169	$(206,765)	$153	$718,602

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2019	41,908	$42	$753,978	$(399,398)	$322	$354,944
Exercise of stock options	1,130	1	36,237	—	—	36,238
Vested restricted stock units	238	—	—	—	—	—
Shares issued under employee stock purchase plan	37	—	1,421	—	—	1,421
Stock-based compensation	—	—	29,024	—	—	29,024
Retirement of equity component of 2022 convertible senior notes (Note 8)	—	—	(33,089)	—	—	(33,089)
Equity component of 2025 convertible senior notes issued, net of deferred taxes of $20,450 (Note 8)	—	—	64,619	—	—	64,619
Other comprehensive income (Note 11)	—	—	—	—	525	525
Net income	—	—	—	131,008	—	131,008
Balance at September 30, 2020	43,313	$43	$852,190	$(268,390)	$847	$584,690

See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$47,110	$131,008
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	12,953	(124,572)
Depreciation of fixed assets and amortization of intangible assets	15,478	14,847
Amortization of debt issuance costs	1,976	1,512
Amortization of debt discount	17,245	12,684
Loss on early extinguishment of debt	—	8,071
(Gain) loss on disposal of fixed assets	(10)	22
Stock-based compensation	31,356	29,024
Changes in contingent consideration	(2,147)	(1,560)
Loss (gain) on investment and other non-operating income, net	2,641	(2,779)
Changes in operating assets and liabilities:
Accounts receivable, net	3,070	1,386
Inventories, net	(2,560)	(10,246)
Prepaid expenses and other assets	907	(382)
Accounts payable	(825)	(1,117)
Accrued expenses and income taxes payable	(17,034)	(16,454)
Other liabilities	(1,996)	(1,670)
Payment of contingent consideration to MyoScience, Inc. securityholders	(5,662)	(9,409)
Net cash provided by operating activities	102,502	30,365
Investing activities:
Purchases of fixed assets	(36,700)	(23,393)
Purchases of available-for-sale investments	(513,492)	(326,664)
Sales of available-for-sale investments	470,614	154,767
Purchases of equity and debt investments	(17,187)	—
Sale of equity investment	9,057	—
Net cash (used in) investing activities	(87,708)	(195,290)
Financing activities:
Proceeds from exercises of stock options	19,049	35,980
Proceeds from shares issued under employee stock purchase plan	1,574	1,421
Proceeds from debt component of the 2025 convertible senior notes	—	314,708
Proceeds from equity component of the 2025 convertible senior notes	—	87,792
Repayment of 2022 convertible senior notes	—	(176,793)
Retirement of equity component of the 2022 convertible senior notes	—	(33,089)
Payment of debt issuance and financing costs	—	(12,487)
Payment of contingent consideration to MyoScience, Inc. securityholders	(1,338)	(5,591)
Net cash provided by financing activities	19,285	211,941
Net increase in cash and cash equivalents	34,079	47,016
Cash and cash equivalents, beginning of period	99,957	78,228
Cash and cash equivalents, end of period	$134,036	$125,244
Supplemental cash flow information:
Cash paid for interest	$5,096	$5,305
Cash paid for income taxes, net of refunds	$2,259	$2,329
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$4,719	$9,442
See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 9

PACIRA BIOSCIENCES, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and regenerative health solutions to improve patients’ journeys along the neural pain pathway. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States in April 2012 and approved by the European Commission in November 2020. EXPAREL utilizes the Company’s unique and proprietary multivesicular liposome delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience. The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves.

In October 2021, Pacira entered the Merger Agreement (as defined below) with Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Pacira (“Merger Sub”), and Flexion Therapeutics, Inc., a Delaware corporation, or Flexion. Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, on October 22, 2021, Merger Sub commenced a cash tender offer (the “Offer”), to acquire all of the outstanding shares of common stock of Flexion, $0.001 par value per share (the “Flexion Shares”), at an offer price of (i) $8.50 per Flexion Share in cash, net of applicable withholding taxes and without interest, plus (ii) one contingent value right per Flexion Share, which will represent the right to receive one or more contingent payments up to $8.00 per Flexion Share in the aggregate upon the achievement of specified milestones on or prior to December 31, 2030. Refer to Note 16, Subsequent Events, for further discussion.

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

Novel Coronavirus (COVID-19) Pandemic
During 2020, the Company’s net product sales were negatively impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19), which mandated significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgical restrictions began to lift on a state-by-state basis in April 2020, allowing net product sales to return to year-over-year growth in June 2020. However, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 delta variant cases, staffing shortages and surgical fatigue from care teams addressing significant procedure backlogs. While these challenges began to subside in October 2021, it is unknown how long it will take the elective surgical market to normalize, or if restrictions on elective surgical procedures will recur due to COVID-19 variant strains or otherwise. The Company’s manufacturing sites are operational and have safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to the Company’s supply chain. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 10

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

The condensed consolidated financial statements at September 30, 2021, and for the three and nine month periods ended September 30, 2021 and 2020, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2020 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Largest wholesaler	31%	31%	31%	31%
Second largest wholesaler	28%	30%	28%	31%
Third largest wholesaler	26%	25%	26%	25%
Total	85%	86%	85%	87%

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which amended the approaches and methodologies in accounting for income taxes during interim periods and makes changes to certain income tax classifications. The standard allows for certain exceptions, including the exception to the use of the incremental approach for intra-period tax allocations, when there is a loss from continuing operations and income or a gain from other items, and to the general methodology for calculating income taxes in an interim period, when a year-to-date loss exceeds the anticipated loss for the year. The standard also required franchise or similar taxes partially based on income to be reported as income tax and to reflect the effects of enacted changes in tax laws or rates in the annual effective tax rate computation from the date of enactment. Lastly, in future acquisitions, the Company will be required to evaluate when the step-up in the tax basis of goodwill is part of the business combination and when it should be considered a separate transaction. The standard became effective for the Company beginning January 1, 2021 and there were no material impacts to the consolidated financial statements upon adoption.
Recent Accounting Pronouncements Not Adopted as of September 30, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative, and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The other separation models would be eliminated, including the model for convertible debt that can be settled in cash
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 11

or shares. As a result, these convertible debt instruments will be accounted for as a single liability instrument. In addition, the new guidance requires diluted earnings per share calculations to be prepared using the if-converted method, instead of the treasury stock method. The guidance must be applied in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company plans to adopt the new guidance using a modified retrospective method of transition, which would be applied to transactions outstanding at the time of adoption. At September 30, 2021, the Company has recognized debt discounts of $68.7 million for its 0.750% convertible senior notes due 2025 and $3.8 million for its 2.375% convertible senior notes due 2022. Upon adoption on January 1, 2022, these debt discounts would be eliminated along with any related future amortization. Further deferred financing costs previously allocated to the conversion features will be re-allocated to the outstanding debt, slightly increasing future annual amortization of deferred financing costs. The Company expects the impact of this standard to be material to its consolidated financial statements and related disclosures.

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
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 12

its customers. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred, the customer has significant risks and rewards of ownership of the asset, and the Company has a present right to payment at that time.

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net product sales:
EXPAREL / bupivacaine liposome injectable suspension	$122,609	$114,163	$369,128	$290,459
iovera°	4,182	2,726	11,264	6,391
Total net product sales	$126,791	$116,889	$380,392	$296,850

NOTE 4—INVENTORIES

The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$35,434	$26,886
Work-in-process	17,222	16,266
Finished goods	14,553	21,498
Total	$67,209	$64,650

NOTE 5—FIXED ASSETS

Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Machinery and equipment	$111,819	$74,966
Leasehold improvements	60,426	54,434
Computer equipment and software	12,744	12,170
Office furniture and equipment	2,477	2,387
Construction in progress	59,579	71,091
Total	247,045	215,048
Less: accumulated depreciation	(87,810)	(78,360)
Fixed assets, net	$159,235	$136,688

For the three months ended September 30, 2021 and 2020, depreciation expense was $3.8 million and $3.1 million, respectively. For the three months ended September 30, 2021 and 2020, there was $0.9 million and $0.7 million of capitalized interest on the construction of manufacturing sites, respectively.

For the nine months ended September 30, 2021 and 2020, depreciation expense was $9.6 million and $8.9 million, respectively. For the nine months ended September 30, 2021 and 2020, there was $3.0 million and $1.5 million of capitalized interest on the construction of manufacturing sites, respectively.

At September 30, 2021 and December 31, 2020, total fixed assets, net includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $66.9 million and $67.5 million, respectively.

As of September 30, 2021 and December 31, 2020, the Company had asset retirement obligations of $2.1 million and $2.0 million, respectively, which are included in accrued expenses and other liabilities on its condensed consolidated balance
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 13

sheet, for costs associated with returning leased spaces to their original condition upon the termination of certain lease agreements.

NOTE 6—LEASES

The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms up to 8.9 years, some of which provide renewal options at the then-current market value. The Company also has an embedded lease with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, England. A portion of the associated monthly base fees have been allocated to the lease component based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed lease costs	$2,919	$3,099	$8,762	$7,085
Variable lease costs	416	611	1,318	1,661
Total	$3,335	$3,710	$10,080	$8,746

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for operating lease liabilities, net of lease incentive	$9,868	$11,251
Right-of-use assets recorded in exchange for lease obligations	$212	$42,101

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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	September 30,
	2021	2020
Weighted average remaining lease term	8.46 years	9.39 years
Weighted average discount rate	6.88%	6.88%

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 14

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2021 (remaining three months)	$2,659
2022	10,645
2023	10,697
2024	10,980
2025	11,271
2026 and thereafter	50,802
Total lease payments	97,054

Less: imputed interest	(24,391)
Total operating lease liabilities	$72,663
The Company has entered into one lease agreement (not included in the table above) for which there are future obligations but the lease has not yet commenced as of September 30, 2021 (in thousands):

Year	Aggregate Minimum Payments Due
2021 (remaining three months)	$—
2022	439
2023	453
2024	466
2025	480
2026	495
Total future lease payments	$2,333

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc) in March 2007 (the “Skyepharma Acquisition”), and the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in April 2019.

There was no change in the carrying value of the Company’s goodwill during the three and nine months ended September 30, 2021. The balance at both September 30, 2021 and December 31, 2020 was $99.5 million.

The Skyepharma Acquisition occurred in March 2007, prior to the requirements to record contingent consideration at fair value under ASC 805-30. In connection with the Skyepharma Acquisition, the Company agreed to certain milestone payments for DepoBupivacaine products, including EXPAREL. As of September 30, 2021, the remaining milestone payments include: $4.0 million upon the first commercial sale in the United Kingdom, France, Germany, Italy or Spain (the “Applicable Countries”); and $32.0 million when annual net sales collected reach $500.0 million (measured on a rolling quarterly basis). Any remaining milestone payments will be treated as additional costs of the Skyepharma Acquisition and, therefore, recorded as goodwill if and when each contingency is resolved.

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

Intangible Assets

Intangible assets, net, consist of the developed technology and customer relationships that were acquired in the MyoScience Acquisition and are summarized as follows (in thousands):
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 15

	Estimated Useful Life	September 30,	December 31,
		2021	2020
Developed technology	14 years	$110,000	$110,000
Customer relationships	10 years	90	90
Total intangible assets		110,090	110,090
Less: accumulated amortization		(19,469)	(13,569)
Intangible assets, net		$90,621	$96,521

Amortization expense on intangible assets was consistent for the three and nine months periods ended September 30, 2021 and 2020. Amortization expense was $2.0 million and $5.9 million for the three and nine month periods, respectively.

Assuming no changes in the gross carrying amount of these intangible assets, amortization expense will be $2.0 million for the remaining three months of 2021, $7.9 million annually through 2032 and $2.2 million in 2033.

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

The total debt composition of the 2025 Notes is as follows (in thousands):

	September 30,	December 31,
	2021	2020
0.750% convertible senior notes due 2025	$402,500	$402,500
Deferred financing costs	(7,610)	(8,940)
Discount on debt	(68,744)	(80,530)
Total debt, net of debt discount and deferred financing costs	$326,146	$313,030

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

During the quarter ended September 30, 2021, none of these conditions for conversion were met.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 16

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

As of September 30, 2021, the 2025 Notes had a market price of $1,086 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

While the 2025 Notes are currently classified on the Company’s consolidated balance sheet at September 30, 2021 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.

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
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 17

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

The total debt composition of the 2022 Notes is as follows (in thousands):

	September 30,	December 31,
	2021	2020
2.375% convertible senior notes due 2022	$160,000	$160,000
Deferred financing costs	(443)	(1,089)
Discount on debt	(3,806)	(9,263)
Total debt, net of debt discount and deferred financing costs	$155,751	$149,648

As of October 1, 2021 and until the close of business on the second scheduled trading day immediately preceding April 1, 2022, holders may convert their 2022 Notes at any time.

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

As of September 30, 2021, the 2022 Notes had a market price of $1,038 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are settled, the Company would be required to repay the remaining $160.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

As of April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 18

trading days prior to the date on which the Company provides notice of redemption. This condition was not met during the quarter ended September 30, 2021. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make-whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,704	$1,764	$5,122	$5,861
Amortization of debt issuance costs	666	629	1,976	1,512
Amortization of debt discount	5,844	5,430	17,245	12,684
Capitalized interest and other (Note 5)	(881)	(691)	(3,016)	(1,448)
Total	$7,333	$7,132	$21,327	$18,609

Effective interest rate on convertible senior notes	6.70%	6.78%	6.70%	7.35%

ASU 2020-06 will require the Company to eliminate debt discounts along with any related future amortization. Further deferred financing costs previously allocated to the conversion features will be re-allocated to the outstanding debt, slightly increasing future annual amortization of deferred financing costs. This new accounting pronouncement has not been adopted as of September 30, 2021. For additional information regarding ASU 2020-06, see Note 2, Summary of Significant Accounting Policies.

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
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 19

At September 30, 2021, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Notes receivable	$4,164	$—	$—	$4,164
Financial Liabilities:
Acquisition-related contingent consideration	$16,199	$—	$—	$16,199

Financial Liabilities Measured at Amortized Cost:
2.375% convertible senior notes due 2022 (1)	$155,751	$—	$166,000	$—
0.750% convertible senior notes due 2025 (1)	$326,146	$—	$437,216	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $56.00 per share on September 30, 2021, compared to a conversion price of $66.89 per share for the 2022 Notes and $71.78 per share for the 2025 Notes. The maximum conversion premium that could have been due on the 2022 Notes and 2025 Notes at September 30, 2021 was approximately 2.4 million and 5.6 million shares of the Company’s common stock, respectively. These figures assume no increases in the conversion rate for certain corporate events.

Equity and Debt Investments

At December 31, 2020, the Company held an equity investment in TELA Bio, Inc., or TELA Bio, in its condensed consolidated balance sheets in the amount of $11.6 million. During the nine months ended September 30, 2021, the Company sold its investment in TELA Bio for net cash proceeds of $9.1 million. During the nine months ended September 30, 2021, the Company recognized a realized loss of $2.6 million, which has been recorded in other, net in the condensed consolidated statements of operations. The fair value of TELA Bio was based on a Level 1 input.

At September 30, 2021 and December 31, 2020, the Company held an equity investment of $4.1 million and $1.2 million, respectively, in GeneQuine Biotherapeutics GmbH, or GeneQuine, a privately held biopharmaceutical company headquartered in Hamburg, Germany. This investment has no readily determinable fair value and is recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments. During 2021, the Company purchased a convertible note from GeneQuine in the amount of $1.2 million and invested an additional $3.0 million in equity investments. During the nine months ended September 30, 2021, the valuation of the convertible note was reduced by less than $0.1 million due to changes in foreign currency exchange rates. The Company has the right to make additional investments in debt securities of $1.7 million predicated upon GeneQuine achieving certain prespecified near-term milestones.

In April 2021, the Company purchased privately-held preferred shares in Coda BioTherapeutics, Inc., a preclinical stage biopharmaceutical company that is developing a gene-therapy platform to treat neurological disorders and diseases for a purchase price of $10.0 million. There were no adjustments to this investment during the three and nine months ended September 30, 2021.

In April 2021, the Company purchased a convertible note in the amount of $3.0 million from Spine BioPharma, LLC, a preclinical stage biopharmaceutical company. There were no adjustments to this investment during the three and nine months ended September 30, 2021.

Acquisition-related Contingent Consideration

In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of September 30, 2021, the maximum potential remaining milestone payments to be paid are $48.0 million. The Company made a $7.0 million milestone payment during the nine months ended September 30, 2021 for the achievement of one regulatory milestone. Another regulatory milestone in the amount of $5.0 million was met in the three months ended September 30, 2021 and is expected to be paid in November 2021. During the nine months ended September 30, 2020, the Company made $15.0 million in cash payments for the achievement of two regulatory milestones. As of September 30, 2021
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 20

and December 31, 2020, a contingent consideration liability related to the MyoScience Acquisition has been recognized in the amounts of $16.2 million and $28.3 million, respectively.

The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. For the three and nine months ended September 30, 2021, the Company recognized $1.2 million and $2.1 million gains, respectively, related to contingent consideration. For the three and nine months ended September 30, 2020, the Company recognized $0.8 million of charges and $1.6 million of gains, respectively, related to contingent consideration. These amounts have been included in acquisition-related (gains) charges in the condensed consolidated statements of operations. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rate used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts. At September 30, 2021, the weighted average discount rate was 3.65% and the weighted average probability of success for the regulatory milestone that has not yet been met was 2.0%.

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of September 30, 2021
Discount rates	3.49% to 3.81%
Probabilities of payment for regulatory milestones	2% to 100%
Projected years of payment for regulatory and commercial milestones	2021 to 2023

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2020	$28,346
Fair value adjustments and accretion	(2,147)
Payments made	(7,000)
Offset indemnification claims	(3,000)
Balance at September 30, 2021	$16,199

Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate and government bonds with maturities greater than three months, but less than one year. Long-term investments consist of government bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At September 30, 2021 and December 31, 2020, all of the Company’s short-term and long-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 21

The following summarizes the Company’s investments at September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$17,615	$3	$(2)	$17,616
Commercial paper	423,302	82	—	423,384
Corporate bonds	32,612	—	(7)	32,605
U.S. Government bonds	86,194	24	(1)	86,217
Total	$559,723	$109	$(10)	$559,822

December 31, 2020 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$34,918	$98	$—	$35,016
Commercial paper	221,494	36	(18)	221,512
Corporate bonds	120,375	179	(11)	120,543
U.S. Government bonds	44,629	7	(2)	44,634
Subtotal	421,416	320	(31)	421,705
Long-term:
U.S. Government bonds	95,429	30	—	95,459
Subtotal	95,429	30	—	95,459
Total	$516,845	$350	$(31)	$517,164
At September 30, 2021, there were no investments available for sale that were materially less than their amortized cost.

The Company elects to recognize its interest receivable separate from its available-for-sale investments. At September 30, 2021 and December 31, 2020, the interest receivable recognized in prepaid expenses and other current assets was $0.4 million and $1.6 million, respectively.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.

 As of September 30, 2021, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 31%, 27% and 26%. At December 31, 2020, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 36%, 28% and 23%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL revenues are primarily derived from major wholesalers that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of September 30, 2021 and December 31, 2020, the Company did not deem any allowances for credit losses on its accounts receivable necessary.

NOTE 10—STOCK PLANS

Stock Incentive Plans

In June 2021, the Company’s stockholders approved the Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan. The 2011 Plan was amended to increase the number of shares of common stock authorized for issuance as equity awards under the plan by 1,500,000 shares.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 22

Stock-Based Compensation

The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of goods sold	$1,512	$1,546	$4,429	$4,050
Research and development	1,156	1,401	3,591	3,944
Selling, general and administrative	8,116	8,007	23,336	21,030
Total	$10,784	$10,954	$31,356	$29,024

Stock-based compensation from:
Stock options	$6,458	$7,181	$19,507	$19,795
Restricted stock units	4,126	3,552	11,164	8,589
Employee stock purchase plan	200	221	685	640
Total	$10,784	$10,954	$31,356	$29,024

Equity Awards

The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2021:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2020	6,235,118	$45.98
Granted	769,352	61.33
Exercised	(553,023)	34.43
Forfeited	(238,865)	46.19
Expired	(42,416)	76.62
Outstanding at September 30, 2021	6,170,166	48.71

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2020	957,453	$46.34
Granted	401,845	61.53
Vested	(302,228)	44.87
Forfeited	(114,562)	49.95
Unvested at September 30, 2021	942,508	52.85

The weighted average fair value of stock options granted during the nine months ended September 30, 2021 was $27.36 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Nine Months Ended September 30, 2021
Expected dividend yield	None
Risk-free interest rate	0.82%
Expected volatility	49.26%
Expected term of options	5.42 years
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 23

Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2021, 31,230 shares were purchased and issued through the ESPP.

NOTE 11—STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Income

The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$318	$322
Net unrealized (loss) gain on investments, net of tax (1)	(168)	525
Foreign currency translation adjustments	3	—
Amounts reclassified from accumulated other comprehensive income	—	—
Balance at end of period	$153	$847
(1) Net of a $54 thousand tax benefit for the nine months ended September 30, 2021. There was no tax benefit for the nine months ended September 30, 2020.

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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs, the purchase of shares from the ESPP (using the treasury stock method) and the conversion of the excess conversion value on the 2022 Notes and 2025 Notes, if applicable. As discussed in Note 8, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes and 2025 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes and 2025 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method. ASU 2020-06 will require the Company to use the if-converted method upon adoption; this new accounting pronouncement has not been adopted as of September 30, 2021. For additional information regarding ASU 2020-06, see Note 2, Summary of Significant Accounting Policies.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 24

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$17,660	$130,119	$47,110	$131,008
Denominator:
Weighted average common shares outstanding—basic	44,476	42,928	44,151	42,393
Computation of diluted securities:
Dilutive effect of stock options	827	1,086	1,132	740
Dilutive effect of RSUs	160	261	337	200
Dilutive effect of conversion premium on the 2022 Notes	—	—	51	—
Dilutive effect of ESPP purchase options	—	—	3	—
Weighted average common shares outstanding—diluted	45,463	44,275	45,674	43,333
Net income per share:
Basic net income per common share	$0.40	$3.03	$1.07	$3.09
Diluted net income per common share	$0.39	$2.94	$1.03	$3.02
The following outstanding stock options, RSUs and ESPP purchase options are antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of stock options	2,707	3,585	1,895	4,746
Weighted average number of RSUs	369	5	132	126
Weighted average ESPP purchase options	26	25	9	22
Total	3,102	3,615	2,036	4,894

NOTE 13—INCOME TAXES

Income (loss) before income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes:
Domestic	$25,167	$8,175	$66,962	$10,154
Foreign	(936)	(2,025)	(4,360)	(2,759)
Total income before income taxes	$24,231	$6,150	$62,602	$7,395

For the three months ended September 30, 2021 and 2020, the Company had income tax expense of $6.6 million and an income tax benefit of $124.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $15.5 million and an income tax benefit of $123.6 million, respectively. The income tax expense for the three and nine months ended September 30, 2021 represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items including equity compensation and non-deductible capital losses. The income tax benefit for the three and nine months ended September 30, 2020 represents the full release of a $124.6 million valuation allowance on the Company’s net domestic deferred assets as the Company determined that there was sufficient positive evidence to conclude that it was more likely than not that domestic deferred taxes were realizable.

In the nine months ended September 30, 2021, the Company recorded a valuation allowance against U.S. capital loss carryforwards since it is more likely than not the tax benefit related to the losses are not realizable. The Company continues to maintain a full valuation allowance on its foreign net deferred tax balances.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 25

NOTE 14—COMMERCIAL PARTNERS

Eurofarma Laboratories S.A.

In June 2021, the Company entered into a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL in Latin America. Under the terms of the agreement, Eurofarma obtained the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia, and Mexico. In addition, Eurofarma is responsible for regulatory filings for EXPAREL in these countries. The Company received a $0.3 million upfront payment that is partially refundable upon certain circumstances and will receive royalties based on Eurofarma’s future commercialization of the product and is also eligible to receive milestone payments that are triggered by the achievement of certain regulatory and commercial events. The Company recognized $0.1 million of collaborative licensing and milestone revenue in its condensed consolidated statements of operations during the nine months ended September 30, 2021.

Nuance Biotech Co. Ltd.

In June 2018, the Company entered an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, the Company had granted Nuance the exclusive rights to develop and commercialize EXPAREL. In April 2021, the Company and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards the Company’s intellectual property against the risk of a generic product. Dissolution costs of $3.0 million were included in other operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2021.

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

Pediatric Trial Commitments

The U.S. Food and Drug Administration, or FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL in pediatric patients, as well as the administration of EXPAREL as a nerve block in the pediatric setting. The Company was granted a deferral for the required pediatric trials until after the indications were approved in adults. Similarly, in Europe, the Company agreed with the European Medicines Agency, or EMA, on a Pediatric Investigation Plan as a prerequisite
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 26

for submitting a Marketing Authorization Application (MAA) in the E.U. Despite the United Kingdom’s withdrawal from the E.U., the agreed pediatric plan will be applicable in the United Kingdom , or UK, as well.

In December 2019, the Company announced positive results for its extended pharmacokinetic and safety study (“PLAY”) for local analgesia in children aged six to 17 undergoing cardiovascular or spine surgeries. Those positive results were the basis for the submission of a supplemental New Drug Application, or sNDA, in the U.S. and Type II variations in the E.U. and UK to expand the EXPAREL label to include use in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia. In March 2021, the Company announced that the FDA approved the submission of the sNDA in the U.S. The EMA and the Medicines and Healthcare Products Regulatory Agency (MHRA) are still reviewing the Type II variations.

The Company is working with the FDA, MAA and MHRA to finalize the regulatory pathway for its remaining pediatric commitments.

One-Time Termination Benefits

The Company has communicated to a select number of employees a commitment to provide one-time termination benefits in the event that a facility closure occurs. The Company is recognizing these expenses ratably over the remaining service period required. The Company currently estimates the total cost of these one-time benefits to be approximately $1.1 million. In the three and nine months ended September 30, 2021, the Company has recognized $0.4 million in one-time termination charges, which are included in acquisition-related (gains) charges, product discontinuation and other in the condensed consolidated statements of operations.

NOTE 16—SUBSEQUENT EVENTS

On October 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Merger Sub and Flexion. Flexion is a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, the most common form of arthritis. Flexion has an approved product, ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), which it markets in the U.S. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of OA knee pain.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, on October 22, 2021, Merger Sub commenced the Offer to acquire all of the outstanding Flexion Shares at an offer price of (i) $8.50 per Flexion Share in cash, net of applicable withholding taxes and without interest, plus (ii) one contingent value right per Flexion Share, or CVR, which will represent the right to receive one or more contingent payments up to $8.00 per Flexion Share in the aggregate upon the achievement of specified milestones on or prior to December 31, 2030. The Company estimates the initial cash payment to acquire all of the Flexion Shares will be approximately $450.0 million, which excludes merger transaction fees. In addition, the Company will assume Flexion’s cash and outstanding debt at the closing of the merger. As of September 30, 2021, Flexion’s outstanding debt and termination fees less cash was estimated to be approximately $144.0 million. The total consideration payable pursuant to the Merger Agreement will be dependent upon, among other things, the total number of Flexion Shares outstanding at the expiration of the Offer and at the closing of the merger as well as the closing price of the Flexion Shares on the trading day immediately prior to the closing of the merger. The Company anticipates funding such cash requirements from its available cash and cash equivalents and short-term investments and expects to explore debt financing to supplement its cash position. The fair value of the CVRs will be estimated and recognized at the closing of the merger and will be paid if and when milestones are met.

The obligation of the Company to purchase Flexion Shares tendered in the Offer is subject to the conditions set forth in the Merger Agreement, including but not limited to, that (i) the number of Flexion Shares tendered together with other Flexion shares owned by the Merger Sub would represent more than 50% of the total Flexion Shares at the time of the expiration of the Offer, and (ii) the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired or been terminated.

The foregoing description of the Merger Agreement and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 11, 2021.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 27

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements about our growth and future operating results and trends, development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. These forward-looking statements include, among others, statements about: the anticipated consummation of the acquisition of Flexion (as defined below) and the timing and benefits thereof, Pacira’s strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, anticipated product portfolio, development programs, patent terms and other statements that are not historical facts. Actual results may differ materially from those indicated by such forward-looking statements as a result of various important factors, including risks related to Pacira’s ability to complete the Merger (as defined below) on the proposed terms and schedule or at all; whether the tender offer conditions will be satisfied; whether sufficient stockholders of Flexion tender their Flexion Shares (as defined below) in the Offer (as defined below); the outcome of legal proceedings that may be instituted against Flexion and/or others relating to the transaction; the failure (or delay) to receive the required regulatory approvals relating to the transaction; the possibility that competing offers will be made; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; the commercial success of ZILRETTA® (triamcinolone acetonide extended-release injectable suspension); risks related to future opportunities and plans for Flexion and its products, including uncertainty of the expected financial performance of Flexion and its products, including whether the milestones will ever be achieved; disruption from the proposed transaction, making it more difficult to conduct business as usual or maintain relationships with customers, employees or suppliers; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below); the possibility that if Pacira does not achieve the perceived benefits of the proposed transaction as rapidly or to the extent anticipated by financial analysts or investors, the market price of Pacira’s shares could decline; the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and U.S. economic conditions, and our business, including our revenues, financial condition and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL and iovera°; the size and growth of the potential markets for EXPAREL and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs; our plans to evaluate, develop and pursue additional multivesicular liposome-based product candidates; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential multivesicular liposome-based product; our commercialization and marketing capabilities and our ability to successfully construct an additional EXPAREL manufacturing suite in San Diego, California; the outcome of any litigation; the ability to successfully integrate any future acquisitions into our existing business, including Flexion; the recoverability of our deferred tax assets and assumptions associated with contingent consideration payments. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 28

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and regenerative health solutions to improve patient care along the neural pain pathway. EXPAREL, our long-acting, local analgesic was commercially launched in April 2012. EXPAREL utilizes our unique and proprietary multivesicular liposome delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is indicated in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia in the United States, or U.S., and in the European Union, or E.U., as a brachial plexus block and femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Since its initial approval in 2011 for single-dose infiltration, more than nine million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. In April 2019, we acquired iovera°, a handheld cryoanalgesia device used to deliver precise, controlled doses of cold temperature only to targeted nerves, which we sell directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery.

We expect to continue to pursue the expanded use of EXPAREL and iovera° in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL, iovera° and other product candidates; invest in sales and marketing resources for EXPAREL and iovera°; expand and enhance our manufacturing capacity for EXPAREL and iovera°; and invest in complementary products, businesses and technologies.

Flexion Therapeutics, Inc. Acquisition

On October 11, 2021, Pacira entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Pacira (“Merger Sub”) and Flexion Therapeutics, Inc., a Delaware corporation (“Flexion”). Flexion is a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, or OA, the most common form of arthritis. Flexion has an approved product, ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), which it markets in the U.S. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint), injection indicated for the management of OA knee pain.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, on October 22, 2021, Merger Sub commenced a cash tender offer (the “Offer”), to acquire all of the outstanding shares of common stock of Flexion, $0.001 par value per share (the “Flexion Shares”), at an offer price of (i) $8.50 per Flexion Share in cash, net of applicable withholding taxes and without interest, plus (ii) one contingent value right per Flexion Share, which will represent the right to receive one or more contingent payments up to $8.00 per Flexion Share in the aggregate upon the achievement of specified milestones on or prior to December 31, 2030. We estimate the initial cash payment to acquire all of the Flexion Shares will be approximately $450.0 million, which excludes Merger transaction fees. In addition, we will assume Flexion’s cash and outstanding debt at the closing of the Merger. As of September 30, 2021, Flexion’s outstanding debt and termination fees less cash is estimated to be approximately $144.0 million. The total consideration payable pursuant to the Merger Agreement will be dependent upon, among other things, the total number of Flexion Shares outstanding at the expiration of the Offer and at the closing of the Merger as well as the closing price of the Flexion Shares on the trading day immediately prior to the closing of the Merger. We anticipate funding such cash requirements from our available cash and cash equivalents and short-term investments and expect to explore debt financing to supplement our cash position. The fair value of the CVRs will be estimated and recognized at the closing of the Merger and will be paid if and when milestones are met.

The obligation of Merger Sub to purchase Flexion Shares tendered in the Offer is subject to the conditions set forth in the Merger Agreement, including, but not limited to, that the (i) number of Flexion Shares validly tendered in accordance with the terms of the Offer and not validly withdrawn (but excluding Flexion Shares tendered pursuant to guaranteed delivery procedures that have not been “received”, as defined by Section 251(h)(6)(f) of the General Corporation Law of the State of Delaware (the “DGCL”)), when considered together with all other Flexion Shares owned by Merger Sub and its affiliates, would represent at least one Flexion Share more than 50% of the total number of Flexion Shares at the time of the expiration of the Offer, which is currently scheduled for the end of the day, one minute following 11:59 p.m., Eastern Time, on November 18, 2021, subject to extension in certain circumstances as permitted by the Merger Agreement, and (ii) waiting period (or any extension thereof) applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder having expired or been terminated.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 29

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into Flexion, with Flexion surviving as a wholly owned subsidiary of Pacira (the “Merger”). Pacira will effect the Merger after consummation of the Offer pursuant to Section 251(h) of the DGCL. At the effective time of the Merger (the “Effective Time”), the Flexion Shares then outstanding (other than Flexion Shares held (i) by Flexion or its subsidiaries (including Flexion Shares held in Flexion’s treasury), (ii) by Pacira, Merger Sub, any other direct or indirect wholly owned subsidiary of Pacira, or (iii) by stockholders of Flexion who have properly exercised and perfected their statutory rights of appraisal under the DGCL) will each be converted into the right to receive the Offer Price.

The total consideration payable pursuant to the Merger Agreement will be dependent upon the total number of Flexion Shares outstanding at the expiration of the Offer and the Effective Time.

The foregoing description of the Merger Agreement and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to Pacira’s Current Report on Form 8-K dated October 11, 2021.

Novel Coronavirus (COVID-19) Pandemic

During 2020, our net product sales were negatively impacted by the COVID-19 pandemic due to the significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020, allowing our net product sales to return to year-over-year growth in June 2020. However, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 delta variant cases, staffing shortages and surgical fatigue from care teams addressing significant procedure backlogs. While these challenges began to subside in October 2021, it is unknown how long it will take the elective surgery market to normalize, or if restrictions on elective procedures will recur due to COVID-19 variant strains or otherwise. Our manufacturing sites are operational and have implemented new safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to our supply chain. With the reopening of all 50 states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ambulatory surgery centers. Our offices have re-opened with strict safety and hygiene guidelines implemented, and we continue to support remote working as appropriate.

The COVID-19 situation remains dynamic and is subject to rapid and possibly material changes due to variant strains or otherwise. It is not clear what the potential effects may be to our business going forward, including the impact on our revenues, results of operations or financial condition, particularly if pandemic conditions exacerbate over an extended period of time, including if states return to placing restrictions on elective surgical procedures, if patients are still reluctant to schedule an elective surgical procedure regardless of whether or not they have received a COVID-19 vaccine. Additional negative impacts may also arise from the COVID-19 pandemic that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted, including the availability and efficacy of COVID-19 vaccines, the willingness of the general public to get vaccinated and the impact of variant strains, such as the Delta variant, on the elective surgery market.

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

• In September 2021, we announced that full results of our Phase 3 PLAY study of EXPAREL administered via infiltration in pediatric patients undergoing spinal or cardiac surgeries were published in the Journal of Clinical
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 30

Anesthesia. The study characterized the safety and pharmacokinetics, or PK, of EXPAREL in pediatric patients. The PK profile was comparable across age groups and generally consistent with the profile in adult patients. No safety concerns were identified at a dose of 4 mg/kg.

• In September 2021, we announced that we have successfully completed process validation on our custom 200-liter manufacturing suite in Swindon, England, and that commercial production of EXPAREL is underway at this suite. The suite was developed under a partnership with Thermo Fisher Scientific Pharma Services, or Thermo Fisher.

•In October 2021, we received two Notices of Allowance from the U.S. Patent and Trademark Office. One patent claims chemical composition of EXPAREL and the other claims a novel manufacturing process. After issuance, we will submit the composition patent for listing in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The patents will have an expiration date of January 22, 2041.

EXPAREL

In the U.S., EXPAREL is currently indicated in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks. In the E.U., EXPAREL is indicated as a brachial plexus block and femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults.

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

We are working with the FDA to finalize a regulatory pathway to expand the EXPAREL label for patients less than six years of age, as well as the administration of EXPAREL as a nerve block in the pediatric setting. We are also working with both the European Medicines Agency, or EMA, and Medicines and Healthcare Products Regulatory Agency, or MHRA, to align our pediatric clinical studies across all regions.

Nerve Block in Lower Extremity Surgery

In May 2021, we announced topline results from our Phase 3 study for nerve block in lower extremity surgeries (known as “STRIDE”) that compared an EXPAREL nerve block in lower extremity surgeries to a bupivacaine lower extremity nerve block in patients undergoing foot and ankle surgeries. EXPAREL administered as combined sciatic (in popliteal fossa) and saphenous (in adductor canal) nerve blocks did not demonstrate statistical significance for the study’s primary endpoint of reduction in cumulative pain scores from 0 to 96 hours as measured by the area under the curve versus bupivacaine HCl. EXPAREL did achieve statistical significance versus bupivacaine HCl for secondary endpoints of reducing cumulative pain scores from 24 to 96 hours post-surgery (p<0.001) and total opioid consumption from 24 to 96 hours post-surgery (p<0.01). EXPAREL also achieved statistical significance versus bupivacaine HCl for area under the curve cumulative pain scores from 12 to 96 hours (p<0.02). The EXPAREL group achieved and maintained mild pain at 36 hours (Least Square Mean NRS 3.0) while bupivacaine HCl was in the moderate range (Least Square Mean NRS 4.7).

There were no clinically relevant safety issues observed in STRIDE, specifically no reports of falls and no serious adverse events observed in the study. The results from STRIDE informed the design of two follow-up studies that are now underway and place us on track for an sNDA submission in 2022.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 31

EXPAREL Global Expansion

We have defined a global expansion strategy for EXPAREL that we believe provides us with the opportunity to increase our revenue and leverage our fixed cost infrastructure. In the E.U., EXPAREL was granted marketing authorization in November 2020. The launch of EXPAREL is now underway through a contracted sales force with shipments expected to begin in the fourth quarter of 2021.

The European Commission decision is applicable to all 27 E.U. member states plus the United Kingdom, or UK, Iceland, Norway and Liechtenstein. Despite the UK’s withdrawal from the E.U., this approval is recognized by the UK Medicines and Healthcare products Regulatory Agency.

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

We are not currently pursuing regulatory approval for EXPAREL in Canada based on our labeling discussions with Health Canada.

iovera°

The iovera° System

The iovera° system is highly complementary to EXPAREL as a novel cold technology that administers a non-pharmacological nerve block to safely and immediately deliver long-term, non-opioid pain control. The iovera° handheld device is 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days. We are currently awaiting regulatory clearance for our second-generation iovera° device in the E.U., which we anticipate launching in targeted European countries in the first quarter of 2022.

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

The second target market is iovera° for OA patients who have failed conservative treatments, such as non-steroidal anti-inflammatory drugs or viscosupplementation, and are seeking drug-free, opioid-free, surgery-free pain management for several months. We are targeting patients who are seeking an active lifestyle, as well as patients who desire to delay surgery for personal or medical reasons.

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

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 32

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

This retrospective analysis utilized data from patients who underwent TKA by a single surgeon at one center. Patients who received iovera° before TKA were compared with a historical control group including patients who underwent TKA without iovera°. Both groups received a similar perioperative multimodal pain management protocol. The primary outcome was opioid intake at various time points from hospital stay to 6 weeks after discharge. Additional outcomes included pain, LOS, and range of motion. The study population included a total of 267 patients, with 169 patients in the iovera° group and 98 patients in the control group.

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

•Decrease in average hospital LOS (P<0.0001), with 17% of iovera° patients having an overall LOS of 2 or more days, compared with 99% of patients in the control group (P<.0001)

•Greater range of motion, as indicated by greater flexion degree at discharge (P<.0001)

Results of this study are consistent with findings from clinical trial and retrospective data that indicate a multimodal pain management protocol with preoperative iovera° treatment of the superficial genicular nerves reduced opioid consumption without increasing pain for up to 12 weeks after TKA compared with a standard multimodal pain management protocol.

Osteoarthritis of the Knee

There is a growing body of clinical data demonstrating success with the iovera° treatment for OA of the knee. There are 14 million individuals in the U.S. who have symptomatic knee OA, and nearly two million are under the age of 45. Surgical intervention is typically a last resort for patients suffering from OA of the knee. In one study, the majority of the patients suffering from OA of the knee experienced pain relief beyond 150 days after being treated with iovera°.

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

We believe these data validate iovera° as a clinically meaningful non-opioid alternative for patients undergoing TKA or those with symptomatic knee OA, and that iovera° offers the opportunity to provide patients with non-opioid pain control well in advance of any necessary surgical intervention through a number of key product attributes:

•iovera° is safe and effective with immediate pain relief that can last for months as the nerve regenerates over time;

•iovera° is repeatable;
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 33

•iovera° does not risk damage to the surrounding tissue;

•iovera° is a convenient handheld device with a single-use procedure-specific smart tip; and

•iovera° can be delivered precisely using ultrasound guidance or an anatomical landmark.

We believe the combination of iovera° and EXPAREL will become the preferred procedural solution that will empower patients and their healthcare providers to take control of the patients’ OA journey, while minimizing the need for opioids. We will be investing in key clinical studies to demonstrate the synergy of iovera° and EXPAREL to manage pain while reducing or eliminating opioids.

iovera° Global Expansion

In July 2021, we entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada. We expect to begin selling iovera° in Canada in the fourth quarter of 2021. Additionally, we expect to begin selling iovera° in the E.U. through a contracted sales force in the first quarter of 2022.

Product Portfolio and Product Candidate Pipeline

We are building our product development pipeline using a combination of internally and externally sourced innovation of non-opioid and regenerative medicine franchises to address medical needs along the neural pain pathway.

Our internal clinical team is currently supporting the following clinical and regulatory initiatives:

i)Two Phase 3 registration studies for EXPAREL in lower extremity nerve block.
ii)Expansion of the EXPAREL label to include pediatric nerve block program and an indication for patients under six years of age.
iii)EXPAREL collaborative studies at leading academic hospitals, such as Henry Ford Hospital, Shriners Hospitals and Cleveland Clinic.
iv)New opportunities, such as an EXPAREL Stellate Ganglion block for treatment of post-operative dysrhythmia from open heart procedures.
v)The PREPARE study of EXPAREL and iovera° in TKA procedures.
vi)Pilot studies in potential new iovera° markets, such as Spasticity, Restless Leg Syndrome and Rib Fracture.
vii)Early-stage multivesicular liposome-based assets, including a Phase 1 study for low-dose DepoBupivacaine administered intrathecally, as well as preclinical activities for a DepoDexamethasone asset and a high potency DepoBupivacaine with an extended duration of action.
Our business development activities have focused on investing in the musculoskeletal and chronic pain spaces. We will continue to advance these two key franchises with a focus on the knee and spine continuums of care while bridging to chronic pain. We plan to use a combination of strategic investments that support promising early-stage platforms, like our investments in GeneQuine Biotherapeutics GmbH, or GeneQuine, and Spine BioPharma, LLC, or Spine BioPharma, and in-licensing or acquisition transactions to build out a complementary pipeline of externally-sourced innovation.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 34

Our current product portfolio and internal product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

Preclinical	Clinical P1	Clinical P2	Clinical P3	Clinical P4	NDA	Market	***Next Expected Milestone(s)***
EXPAREL								
Surgical infiltration								Geographic expansion
Interscalene brachial plexus nerve block								Geographic expansion
Lower extremity nerve block								Completing two studies for future sNDA
Intrathecal								Complete Phase 1 study
Surgical infiltration/Nerve block (Ex-US)								
E.U. & UK								Commercial shipments
Pediatric infiltration								
Ages 6+ years								Expand utilization and training
Ages < 6 years *								Final planning stages
Pediatric nerve block *								Final planning stages
iovera°								
Total knee arthroplasty (TKA)								Advance PREPARE study/continue IGOR registry
Blocking of pain								Support investigator-initiated studies/grants
Spasticity								Finalize plans for indication expansion
Multivesicular Liposome Delivery Technology								
DepoDexamethasone (inflammation)								Initiate toxicology studies
Multivesicular liposome-based local anesthetic								Initiate toxicology studies
Other								Initiate clinical studies
NOCITA								
Postsurgical analgesia in dogs and cats								Marketed by Aratana Therapeutics, Inc.

* Study designs have not been finalized for infiltration in pediatric patients aged 0 to 6 years old or for nerve block in pediatric patients.
- NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc.

Pacira Innovation and Training Center of Tampa

In October 2020, we opened the Pacira Innovation and Training center of Tampa (the “PITT”). We designed this facility to help advance clinician understanding of the latest local, regional and field block approaches for managing pain. The PITT provides an unparalleled training environment for healthcare providers working to reduce or eliminate patient exposure to opioids. The PITT supports a full range of educational events to advance clinician understanding of the latest local, regional, and field block approaches for managing pain and reducing or eliminating exposure to opioids. Our corporate headquarters are also located at the PITT.

The PITT consists of approximately 13,000 square-feet of fully adaptable space and is equipped with state-of-the-art technology and audio/visual capabilities and features several distinct training spaces including a simulation lab equipped with seven ultrasound scanning stations; a lecture hall featuring a 4½-foot tall by 24-foot wide liquid crystal display video wall to support live, virtual and even global presentations; and a green-screen broadcast studio designed to livestream content with single or multiple hosts.

In addition to our EXPAREL programs, we are hosting ongoing workshops to train new users on best practice techniques for iovera° administration at the PITT. Led by healthcare professionals, these labs include didactic lectures and hands-on trainings including live model nerve scanning and identification using ultrasound and peripheral nerve stimulation.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 35

At no fee to the organization, the PITT also serves as a venue for national anesthesia provider organizations to host their own workshops and training sessions to educate healthcare providers.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

Net product sales consist of sales of EXPAREL in the U.S., our bupivacaine liposome injectable suspension to Aratana Therapeutics, Inc., or Aratana, for veterinary use in the U.S. and sales of iovera° in the U.S. Licensing, milestone and royalty revenues are from our collaborative licensing agreements.

The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Net product sales:
EXPAREL	$121,926	$113,714	7%	$366,663	$288,029	27%
Bupivacaine liposome injectable suspension	683	449	52%	2,465	2,430	1%
Total EXPAREL / bupivacaine liposome injectable suspension net product sales	122,609	114,163	7%	369,128	290,459	27%
iovera°	4,182	2,726	53%	11,264	6,391	76%
Total net product sales	126,791	116,889	8%	380,392	296,850	28%
Collaborative licensing and milestone revenue	—	—	N/A	125	—	N/A
Royalty revenue	931	595	56%	1,822	1,823	(0)%
Total revenues	$127,722	$117,484	9%	$382,339	$298,673	28%

EXPAREL revenue grew 7% and 27% in the three and nine months ended September 30, 2021 versus 2020, respectively, primarily due to increases of 6% and 26% in gross vial volume and increases of 4% in gross selling price per unit in both periods, partially offset by the sales mix of EXPAREL vial sizes. Although the demand for EXPAREL has continued to increase primarily as a result of ambulatory surgery centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 delta variant cases, staffing shortages and surgical fatigue from care teams addressing significant procedure backlogs. The three and nine months ended September 30, 2020 were impacted by the suspension of elective surgeries due to the COVID-19 pandemic. EXPAREL utilization remained above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels, due to increased use in the outpatient setting. EXPAREL utilization in emergency procedures also continued to grow.

Bupivacaine liposome injectable suspension revenue increased 52% and 1% in the three and nine months ended September 30, 2021 versus 2020, respectively, and the related royalties increased 56% in the three months and were flat in the nine months ended September 30, 2021 versus 2020 as a result of the timing of orders placed by Aratana for veterinary use.

Net product sales of iovera° increased 53% and 76% in the three and nine months ended September 30, 2021 versus 2020, respectively. These increases were primarily due to an increased iovera° sales force and the impact that the COVID-19 pandemic had on the first nine months of 2020. Thus far, we have seen the greatest iovera° demand as a pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe osteoarthritis of the knee.

Any renewed government suspension of, or reluctance of patients to have, elective surgeries would impact our future sales of EXPAREL and iovera° during the ongoing COVID-19 pandemic.

The collaborative licensing and milestone revenue recognized in the nine months ended September 30, 2021 was the result of a portion of an upfront payment recognized under our distribution agreement with Eurofarma for the development and
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 36

commercialization of EXPAREL in Latin America. For more information, see Note 14, Commercial Partners, to our condensed consolidated financial statements included herein.

The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL for the nine months ended September 30, 2021 and 2020 (in thousands):

September 30, 2021	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2020	$1,023	$1,007	$1,168	$1,600	$4,798
Provision	731	7,552	5,701	9,276	23,260
Payments / Adjustments	(347)	(7,578)	(5,870)	(8,838)	(22,633)
Balance at September 30, 2021	$1,407	$981	$999	$2,038	$5,425

September 30, 2020	Returns Allowances	Prompt Payment Discounts	Wholesaler Service Fees	Volume Rebates and Chargebacks	Total
Balance at December 31, 2019	$540	$962	$1,486	$1,816	$4,804
Provision	561	5,947	4,519	7,409	18,436
Payments / Adjustments	(230)	(5,997)	(5,029)	(7,736)	(18,992)
Balance at September 30, 2020	$871	$912	$976	$1,489	$4,248
Total reductions to gross product sales from sales-related allowances and accruals were $23.3 million and $18.4 million, or 5.8% and 5.8% of gross product sales, for the nine months ended September 30, 2021 and 2020, respectively. Sales-related allowances and accruals as a percentage of gross product sales were flat between periods.

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

The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Cost of goods sold	$34,651	$29,993	16%	$101,248	$82,031	23%
Gross margin	73%	74%		74%	73%

Gross margin decreased one percentage point in the three months ended September 30, 2021 versus 2020, mainly due to higher usage of manufacturing supplies at our UK manufacturing facility and capacity expansion costs for EXPAREL and iovera°, partially offset by the impact of an EXPAREL price increase. Gross margin increased one percentage point in the nine months ended September 30, 2021 versus 2020 due to the impact of an EXPAREL price increase and reduction in inventory reserves, partially offset by capacity expansion costs for EXPAREL and iovera°.

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
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 37

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

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Clinical and preclinical development	$4,005	$5,369	(25)%	$17,136	$16,016	7%
Product development and manufacturing capacity expansion	4,738	5,629	(16)%	14,047	18,317	(23)%
Regulatory and other	1,679	2,252	(25)%	5,257	5,813	(10)%
Stock-based compensation	1,156	1,401	(17)%	3,591	3,944	(9)%
Total research and development expense	$11,578	$14,651	(21)%	$40,031	$44,090	(9)%
% of total revenues	9%	12%		10%	15%

Total research and development expense decreased 21% and 9% in the three and nine months ended September 30, 2021 versus 2020, respectively.

Clinical and preclinical development expense decreased 25% in the three months ended September 30, 2021 versus 2020, due to the completion of our lower extremity nerve block (“STRIDE”) clinical trial, as well as a break in the enrollment for our iovera° and EXPAREL TKA (“PREPARE”) trial to adjust for a protocol amendment. PREPARE trial enrollment is expected to resume in the fourth quarter of 2021. In the nine months ended September 30, 2021 versus 2020, the 7% increase was due to our PREPARE trial, as well as the ongoing enrollment and completion of our STRIDE trial. This increase was partially offset by the completion of our Phase 4 C-Section (“CHOICE”) trial, as well as the completion of our EXPAREL clinical trial for pectoral field block in breast augmentation. In addition, we made the strategic decision to conclude enrollment in our spine (“FUSION”) study due to protocol feasibility given the rapid evolution of medical practice for spinal procedures. The data from approximately 65 FUSION study subjects will be used to inform future studies for this patient population.

Product development and manufacturing capacity expansion expense decreased 16% and 23% in the three and nine months ended September 30, 2021 versus 2020, respectively. In the three months ended September 31, 2021 versus 2020, the decreases were due to non-recurring Research and Development facility expenses in 2020. In the nine months ended September 30, 2021, the decreases were mainly attributable to the completion of the significant scale-up of our manufacturing capacity at the Thermo Fisher site in Swindon, England.

Regulatory and other expense decreased 25% in the three months ended September 30, 2021 versus 2020. Regulatory expenses remained relatively the same, while other research and development expenses decreased with lower publication spend for EXPAREL and iovera° abstracts, as well as decreased iovera° clinical data registry activities. For the nine months ended September 30, 2021 versus 2020, regulatory expenses decreased 10% as a result of the finalization of our Marketing Authorization Application (MAA) with the EMA.

Stock-based compensation decreased by 17% and 9% in the three and nine months ended September 30, 2021 versus 2020, respectively, primarily due to fewer equity awards outstanding for research and development personnel.

Selling, General and Administrative Expenses

Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, commission payments to our marketing partners for the promotion and sale of EXPAREL and iovera°, expenses related to communicating the health outcome benefits of EXPAREL and iovera°, and educational programs for our customers. General and administrative expenses consist of compensation and benefits for and legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 38

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Sales and marketing	$26,299	$33,215	(21)%	$81,660	$86,483	(6)%
General and administrative	14,392	11,339	27%	43,146	33,170	30%
Stock-based compensation	8,116	8,007	1%	23,336	21,030	11%
Total selling, general and administrative expense	$48,807	$52,561	(7)%	$148,142	$140,683	5%
% of total revenues	38%	45%		39%	47%
Total selling, general and administrative expenses decreased 7% and increased 5% in the three and nine months ended September 30, 2021 versus 2020, respectively.

Sales and marketing expenses decreased 21% and 6% in the three and nine months ended September 30, 2021 versus 2020, respectively. The decreases were driven by the termination of our co-promotion agreement with DePuy Synthes Sales, Inc. effective January 2021. Partially offsetting the decreases were higher compensation expenses due to an expanded sales force and set-up costs for our new E.U. sales force. We are continuing our marketing investment in EXPAREL, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we continue our investment in clinician training in the use of EXPAREL and iovera° at our PITT training facility in Tampa, Florida. We also continue to invest in marketing initiatives and customer outreach for iovera°.

General and administrative expenses increased 27% and 30% in the three and nine months ended September 30, 2021 versus 2020, respectively. The increase in the three months ended September 30, 2021 was primarily related to due diligence costs incurred for the proposed acquisition of Flexion and other legal expenditures. The increase in the nine months ended September 30, 2021 was due to increased legal costs, which reflected an insurance recovery of $2.1 million that was received in 2020 for legal expenditures related to a since-resolved Department of Justice inquiry, and maintenance costs for network updates.

Stock-based compensation increased 1% and 11% in the three and nine months ended September 30, 2021 and 2020, respectively, primarily due to an increase in the number of unvested grants outstanding.
Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Amortization of acquired intangible assets	$1,967	$1,967	—%	$5,900	$5,900	—%
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

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 39

Acquisition-Related (Gains) Charges, Product Discontinuation and Other

The following table provides a summary of the costs related to the MyoScience Acquisition, product discontinuation activities and termination costs for our agreement with Nuance during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Acquisition-related (gains) charges	$(1,159)	$752	N/A	$(2,140)	$(1,410)	52%
Product discontinuation	—	(60)	(100)%	—	(189)	(100)%
Other	445	—	N/A	3,445	—	N/A
Total acquisition-related (gains) charges, product discontinuation and other	$(714)	$692	N/A	$1,305	$(1,599)	N/A

As part of the MyoScience Acquisition, we recognized acquisition-related gains of $1.2 million and $2.1 million in the three and nine months ended September 30, 2021, respectively, primarily related to changes in the fair value of contingent consideration. Partially offsetting these gains were $0.4 million in one-time termination benefit expenses in the three and nine months ended September 30, 2021. See Note 15, Commitments and Contingencies to our condensed consolidated financial statements included herein, for more information. In the three and nine months ended September 30, 2020, we recognized acquisition-related charges in the amount of $0.8 million and acquisition-related gains of $1.4 million, respectively, primarily related to contingent consideration. See Note 9, Financial Instruments, to our condensed consolidated financial statements included herein, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.

In June 2018, we entered into an agreement with Nuance to advance the development and commercialization of EXPAREL in China. In 2021, we agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards our intellectual property against the risk of a generic product. Dissolution costs of $3.0 million were included in other operating expenses in the condensed consolidated statements of operations for the nine months ended September 30, 2021.

Other Income (Expense)

The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Interest income	$177	$1,025	(83)%	$816	$3,936	(79)%
Interest expense	(7,333)	(7,132)	3%	(21,327)	(18,609)	15%
Loss on early extinguishment of debt	—	(8,071)	(100)%	—	(8,071)	(100)%
Other, net	(46)	2,708	N/A	(2,600)	2,571	N/A
Total other expense, net	$(7,202)	$(11,470)	(37)%	$(23,111)	$(20,173)	15%
Total other expense, net decreased by 37% and increased 15% in the three and nine months ended September 30, 2021 versus 2020, respectively. The most significant cost in total other expense, net represents interest expense. There was an increase in interest expense during the three and nine months ended September 30, 2021 due to the increase in outstanding debt as a result of the issuance of $402.5 million aggregate principal of our 0.750% convertible senior notes due 2025, or 2025 Notes, in July 2020. In conjunction with the issuance of the new 2025 Notes, we incurred an $8.1 million loss on early extinguishment of debt recognized as a result of the retirement of $185.0 million aggregate principal of our existing 2.375% convertible senior notes due 2022, or 2022 Notes. In addition, our interest income decreased in the three and nine months ended September 30, 2021 versus 2020 due to lower short-term interest rates.
Other, net expense during the three months ended September 30, 2021 was not significant. Other, net for the nine months ended September 30, 2021 included a realized loss on the sale of our equity investment in TELA Bio, Inc., or TELA Bio, in the amount of $2.6 million. In the three and nine months ended September 30, 2020, we incurred unrealized gains of $2.8 million on our TELA Bio investment. These unrealized gains were partially offset by foreign currency losses.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 40

Income Tax Expense (Benefit)

The following table provides information regarding our income tax expense (benefit) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2021	2020		2021	2020
Income tax expense (benefit)	$6,571	$(123,969)	N/A	$15,492	$(123,613)	N/A
Effective tax rate	27%	(100)% +		25%	(100)% +

For the three months ended September 30, 2021 and 2020, we recorded income tax expense of $6.6 million and an income tax benefit of $124.0 million, respectively. For the nine months ended September 30, 2021 and 2020, we recorded income tax expense of $15.5 million and an income tax benefit of $123.6 million, respectively. The significant change to the income tax provision for both the three and nine month periods was driven by the release of a full valuation allowance against domestic net deferred tax assets during the quarter ended September 30, 2020. The income tax expense for the three and nine months ended September 30, 2021 represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items including stock-based compensation and non-deductible capital losses. The income tax benefit for the three and nine months ended September 30, 2020, respectively, represents a full release of $124.6 million valuation allowance against net domestic deferred tax assets as we determined there was sufficient positive evidence to conclude it was more likely than not that domestic deferred taxes were realizable.

Liquidity and Capital Resources

Since our inception in December 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired iovera° as part of the MyoScience Acquisition in April 2019. We are highly dependent on the commercial success of EXPAREL, which we launched in April 2012. We have financed our operations primarily with the proceeds from the sale of convertible senior notes, common stock, product sales and collaborative licensing and milestone revenue. As of September 30, 2021, we had an accumulated deficit of $206.8 million, cash and cash equivalents, short-term and long-term investments of $693.9 million and working capital of $596.6 million. We currently expect that our cash, short-term and long-term investments on hand will be adequate to cover any potential short-term liquidity needs, and that we would be able to access other sources of financing should the need arise, including the cash needed to purchase Flexion Shares tendered in the Offer and to consummate the Merger, in each case, if the offer is successful.

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

Summary of Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2021	2020
Net cash provided by (used in):
Operating activities	$102,502	$30,365
Investing activities	(87,708)	(195,290)
Financing activities	19,285	211,941
Net increase in cash and cash equivalents	$34,079	$47,016

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 41

Operating Activities

During the nine months ended September 30, 2021, net cash provided by operating activities was $102.5 million, compared to $30.4 million during the nine months ended September 30, 2020. The increase of $72.1 million was primarily attributable to an increase in gross margin on a 27% increase in EXPAREL net product sales, which were adversely impacted in the nine months ended September 30, 2020 by a suspension of elective surgeries caused by the COVID-19 pandemic. In 2021, there was also a contingent consideration payment to MyoScience securityholders of $7.0 million, of which $5.7 million has been classified as an operating cash outflow and $1.3 million as a financing cash outflow versus a $15.0 million contingent consideration payment in 2020 of which $9.4 million was classified as an operating cash outflow and $5.6 million as a financing cash outflow.

Investing Activities

During the nine months ended September 30, 2021, net cash used in investing activities was $87.7 million, which reflected $42.9 million of short-term and long-term available-for-sale investment purchases (net of maturities) and purchases of fixed assets of $36.7 million. Major fixed asset purchases included equipment for a new 200-liter EXPAREL capacity expansion project at our Science Center Campus in San Diego, California, and continuing expenditures for our expanding EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher. In addition, we invested $13.0 million in equity investments in Coda Therapeutics, Inc. and GeneQuine, and also purchased a total of $4.2 million in convertible notes from GeneQuine and Spine BioPharma. Further, we sold our investment in TELA Bio for net cash proceeds of $9.1 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $195.3 million, which reflected $171.9 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $23.4 million. Major fixed asset purchases included equipment for a new EXPAREL capacity expansion project at our Science Center Campus and continuing expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $19.3 million, which consisted of proceeds from the exercise of stock options of $19.0 million and $1.6 million from the issuance of shares through our ESPP, partially offset by the $1.3 million financing component of the $7.0 million contingent consideration payment made to MyoScience securityholders.

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

2025 Convertible Senior Notes

In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At September 30, 2021, the outstanding principal on the 2025 Notes was $402.5 million.

See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes, including information on convertibility factors, redemption, timeframes and balance sheet classification.

2022 Convertible Senior Notes

In March 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022, and since October 1, 2020, holders may convert their 2022 Notes at any time. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 42

aggregate principal of the 2022 Notes in privately-negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest. At September 30, 2021, the outstanding principal on the 2022 Notes was $160.0 million.

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

Future Capital Requirements
We believe that our existing cash and cash equivalents, short-term and long-term investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on any conversions of our 2022 Notes and 2025 Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
•the cost and timing of the consummation of the acquisition of Flexion, which remains subject to the consummation of the Offer, the closing of the Merger and the satisfaction of certain conditions set forth in the Merger Agreement (See Note 16, Subsequent Events, to our condensed consolidated financial statements included herein for more information);

•the costs of successfully integrating Flexion into our existing business and expanding the commercialization of ZILRETTA, which remains subject to the consummation of the Offer, the closing of the Merger and the satisfaction of certain conditions set forth in the Merger Agreement (See Note 16, Subsequent Events, to our condensed consolidated financial statements included herein for more information);

•the cost and timing of the Milestone Payments under the CVR Agreement, which remains subject to the consummation of the Offer, the closing of the Merger and the satisfaction of certain conditions set forth in the Merger Agreement (See Note 16, Subsequent Events, to our condensed consolidated financial statements included herein for more information);

•the impact of the COVID-19 pandemic, including the amounts and delays of suspended elective surgical procedures, clinical trials and general economic conditions;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL and iovera°, including outside of the U.S.;
•the cost and timing of expanding and maintaining our manufacturing facilities, including the current EXPAREL capacity expansion project at our Science Center Campus in San Diego, California;
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
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 43

In particular, capital market disruptions or negative economic conditions, especially in light of the COVID-19 pandemic, may hinder our access to capital.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2021, nor do we have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

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

Our contractual obligations are subject to change upon consummation of the Offer and the closing of the Merger, which remain subject to the satisfaction of certain conditions set forth in the Merger Agreement. See Note 16, Subsequent Events, to our condensed consolidated financial statements included herein, for more information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2021 by approximately $2.9 million.

The fair values of our convertible senior notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2021, the estimated fair value of the 2025 Notes was $1,086 per $1,000 principal amount and the estimated fair value of the 2022 Notes was $1,038 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our convertible senior notes, which bear interest at a fixed rate. At September 30, 2021, all $402.5 million of principal remains outstanding on the 2025 Notes, and $160.0 million of principal remains outstanding on the 2022 Notes.

We have agreements with certain vendors and partners that operate in foreign jurisdictions. The more significant transactions are primarily denominated in the U.S. Dollar, subject to an annual adjustment based on changes in currency exchange rates.

Additionally, our accounts receivable are primarily concentrated with three large wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 44

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

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 45

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition, cash flows or future results, including those related to the ongoing COVID-19 pandemic. Except as described below, there have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our ability to realize the benefits from the acquisition of Flexion is substantially dependent on the commercial success of ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and the cost savings resulting from the timely and effective integration of the operations of Pacira and Flexion.

Our ability to realize the benefits from the acquisition of Flexion is substantially dependent on our ability to successfully commercialize ZILRETTA. Combining with Pacira may not accelerate the growth and success of ZILRETTA. If we are unsuccessful at convincing hospitals and health care providers to increase their rate of adoption of ZILRETTA, our sales could be adversely affected, and our business could suffer.

Further, our ability to realize the benefits from the acquisition of Flexion is substantially dependent on the cost savings resulting from the timely and effective integration of the operations Pacira and Flexion. The process of integrating the operations of Pacira and Flexion could encounter unexpected costs and delays, which include: the loss of key personnel; the loss of key customers; the loss of key suppliers; and unanticipated issues in integrating sales, marketing and administrative functions. If we are unable to timely and effectively integrate the operations of Pacira and Flexion, our costs could be adversely affected, and our business could suffer. Further, even if the integration is timely and effective, we may never realize the cost savings expected from the integration of the operations of our two companies.

The announcement and pendency of the Merger may have an adverse effect on our business, financial condition, operating results and cash flows.

On October 11, 2021, we entered into the Merger Agreement, relating to the proposed acquisition of Flexion. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into Flexion, with Flexion surviving as a wholly owned subsidiary of Pacira.

Upon the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, (i) each share of Flexion’s common stock that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will cease to be outstanding and will be converted into the right to receive $8.50 per Share in cash, net of applicable withholding taxes and without interest (the “Cash Amount”), plus (ii) one contingent value right per Share (the “CVR”, and together with the Cash Amount, the “Offer Price”), which will represent the right to receive one or more contingent payments up to $8.00 per Flexion Share in the aggregate (the “Milestone Payments”) upon the achievement of specified milestones pursuant to the terms of the Contingent Value Right Agreement in the form attached as Exhibit C to the Merger Agreement (the “CVR Agreement”) as further described below under the heading—CVR Agreement.

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, on October 22, 2021, Purchaser commenced the Offer to acquire all of the outstanding Flexion Shares, at an offer price of (i) $8.50 per Flexion Share in cash, net of applicable withholding taxes and without interest, plus (ii) one CVR per Flexion Share, which will represent the right to receive one or more contingent payments up to $8.00 per Flexion Share in the aggregate upon the achievement of specified milestones on or prior to December 31, 2030.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our sales and marketing or other key business activities and may have a material adverse effect on our business,
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 46

financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results.[2] In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows.

The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as it currently reflects an assumption that the transaction will be completed. It could also adversely affect our business, financial condition, operating results and cash flows.

Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including, but not limited to, those described herein.

The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived. These conditions are more fully described in the Tender Offer Statement on Schedule TO filed with the SEC on October 22, 2021 (together with any amendments and supplements thereto). We cannot guarantee that the closing conditions set forth in the Merger Agreement will be satisfied or, even if satisfied, that no event of termination will take place.

Furthermore, if the Merger is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•we would have incurred significant costs in connection with the Merger that we would be unable to recover;

•we may be subject to negative publicity or be negatively perceived by the investment or business communities; and

•we may be subject to additional legal proceedings related to the Merger;

•any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and

•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.

We will incur transaction fees and costs in connection with the Merger.

As of September 30, 2021, we have incurred $1.0 million of expenses and fees for professional services and other transaction costs in connection with the Merger and expect to continue to incur additional costs. A material portion of these expenses are payable by us whether or not the Merger is completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

The patents and the patent applications that we have covering our multivesicular liposome products are limited to specific injectable formulations, processes and uses of drugs encapsulated in our multivesicular liposome drug delivery technology and our market opportunity for our product candidates may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technology and systems that may be developed by competitors.

The active ingredient in EXPAREL is bupivacaine. Patent protection for the bupivacaine molecules themselves has expired and generic immediate-release products are available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as EXPAREL so long as the competitors do not infringe any process, use or formulation patents that we have developed for drugs encapsulated in our multivesicular liposome drug delivery technology.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 47

For example, we are aware of at least one FDA-approved long-acting instillable bupivacaine product on the market which utilizes an alternative delivery system to EXPAREL. Such a product is similar to EXPAREL in that it also extends the duration of effect of bupivacaine, but achieves this clinical outcome using a completely different drug delivery system as compared to our multivesicular liposome drug delivery technology.

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

In October 2021, we received a Paragraph IV Certification Notice Letter advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted an Abbreviated New Drug Application, or ANDA, to the FDA seeking authorization for the manufacturing and marketing of a generic version of EXPAREL in the U.S. In the Notice Letter, eVenus alleges that the claims of an FDA Orange Book-listed patent are invalid, unenforceable and/or will not be infringed by eVenus’s manufacture, use, or sale of the product described in eVenus’s ANDA submission.

The FDA published rigorous criteria for proving bioequivalence to multivesicular liposomal bupivacaine in February 2018. Matching comparative characteristics must be conducted on at least three batches of an ANDA product with at least one batch manufactured at commercial scale and include liposome composition, internal aqueous environment of the liposome and in vitro drug release rates.

We are currently assessing the Notice Letter and have 45 days from the date of receipt to commence a patent infringement lawsuit against eVenus. In the event that we bring a patent infringement lawsuit against eVenus, the FDA would enter a 30-month stay of final approval of eVenus’s ANDA. We intend to vigorously defend our intellectual property rights relating to EXPAREL.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 48

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.
Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 49

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	November 3, 2021	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	November 3, 2021	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q3 2021 Form 10-Q | Page 50