Form 10-K
period 2021-12-31
Pacira BioSciences, Inc.
filed 2022-02-28
CIK 1396814

Table of Contents,

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number: 001-35060

PACIRA BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5401 West Kennedy Boulevard, Suite 890
Tampa,	Florida
33609
(Address and Zip Code of Principal Executive Offices)

(813)	553-6680
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PCRX	Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, of $60.68 per share was approximately $1.6 billion. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 27, 2022, 44,847,728 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2021.
i

Table of Contents,
SUMMARY OF RISK FACTORS
This risk factor summary includes those risks most material to our business, financial condition, results of operations or prospects. A full discussion of the risks outlined in this summary, as well as those risks not outlined below, appear in Part I, Item 1A. Risk Factors in this Annual Report.
• Our success depends primarily on our ability to successfully commercialize EXPAREL® (bupivacaine liposome injectable suspension) and ZILRETTA® (triamcinolone acetonide extended-release injectable suspension).
• Our efforts to successfully commercialize EXPAREL and ZILRETTA are subject to many internal and external challenges.
• That the commercial success of our products may be severely hindered if we are unable to achieve and maintain adequate levels of third-party payer coverage and reimbursement for the products we offer, on reasonable pricing terms.
• The significant competition we face from other pharmaceutical, medical device and biotechnology companies.
• The regulatory approval for any approved product being limited to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, and risks related to allegations of our failure to comply with such approved indications.
• If we are unable to establish and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products.
• Our reliance on third parties to perform many essential services for EXPAREL, ZILRETTA and iovera°® and the fact that we will rely on third parties for any other products that we commercialize.
• That we may need to increase the size of our organization and effectively manage our sales force, and we may experience difficulties in managing such growth.
• Our inability to manage our business effectively if we are unable to attract and retain key personnel.
• The potential product liability exposure we may face.
• Our failure to manufacture our products in sufficient quantities and at acceptable quality and pricing levels, or to fully comply with CGMP (as defined below).
• That we may need to expand our manufacturing operations or outsource such operations to third parties.
• Our inability to continue manufacturing adequate supplies of our products.
• That our co-production and other agreements with Thermo Fisher (as defined below) may involve unanticipated expenses and delays.
• Our reliance on third parties for the timely supply of specified raw materials and equipment for the manufacture of EXPAREL, ZILRETTA and iovera°.
• That our future growth depends on our ability to identify, develop, acquire or in-license products.
• That we make substantial investments in research and development and if those investments are unsuccessful, it could materially adversely affect our business, financial condition and results of operations.
• The use of hazardous materials in our business and that we must comply with environmental laws and regulations.
• The risk of system failures.
• That any collaboration arrangements that we may enter into in the future may not be successful.
• The expense, length and uncertain outcomes of our trials and if our trials fail to demonstrate the safety and efficacy of our drug products or medical devices, it could prevent or significantly delay obtaining regulatory approvals.
• Our dependence on contract research organizations.
• Our dependence on clinical investigators and clinical sites to enroll patients in our clinical trials and sometimes other third parties to manage the trials and to perform related data collection and analysis.
• Guidelines and recommendations published by various organizations could reduce the demand for or use of our products.
• Periodic litigation, which could result in losses or unexpected expense of time and resources.
• If a regulatory or enforcement agency determines that we are promoting or have in the past promoted the “off-label” use of our products.
• That we may not receive regulatory approval for any of our product candidates, or the approval may be delayed for various reasons.
• The regulatory clearance process, which may result in substantial delays, unexpected or additional costs and other unforeseen factors and limitations on the types and uses of products we would be able to commercialize.
• That a regulatory authority may determine that our products or any of our product candidates have undesirable side effects.
• The substantial penalties we could face if we do not comply with federal, state and foreign laws and regulations relating to the healthcare business.
• The highly regulated and technically complex design, development, manufacture, supply and distribution of our products.
• Our failure to comply with the extensive regulatory requirements to which we and our products are subject.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 1

Table of Contents,
• If the government or third-party payers fail to provide adequate coverage and payment rates for EXPAREL, ZILRETTA, iovera° or any future products, or if hospitals or ASCs (as defined below) choose to use therapies that are less expensive.
• Public concern regarding the safety of drug products such as EXPAREL and ZILRETTA and medical device products such as iovera°.
• That the patents and the patent applications that we have covering our pMVL (as defined below) products are limited to specific injectable formulations, processes and uses of drugs encapsulated in our pMVL drug delivery technology and our market opportunity for our product candidates may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technology and systems that may be developed by competitors.
• That the patents and the patent applications that we have covering iovera° are primarily limited to specific handheld cryogenic needle devices that are cooled by a cryogen and methods for applying cryotherapy to nerve tissue using the cryogenic devices.
• Our inability ensure the protection of our proprietary rights and that all patents will eventually expire.
• If we are sued for infringing intellectual property rights of third parties.
• That we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
• Servicing our indebtedness, which requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
• That our Credit Agreement and the Indentures (each as defined below) each impose significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities.
• That we may not have the ability to raise the funds necessary to settle conversions of the Notes (as defined below) in cash to the extent elected or to repurchase the Notes upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes or limitations on our ability to repurchase the Notes.
• That our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Credit Agreement and the Notes.
• The risk that despite our current level of indebtedness, we may be able to incur substantially more debt.
• The provisions of our charter documents and Delaware law that may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
• That our common stock price may be subject to significant fluctuations and volatility.
• Our intention to not pay dividends on our common stock for the foreseeable future.
• That future sales in the public market or issuances of our common stock could lower the market price for our common stock.
• That raising additional funds by issuing securities would cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
• A pandemic, epidemic or outbreak of a contagious disease (such as the novel coronavirus (COVID-19) pandemic), or fear of such an event.
• Our failure to maintain the privacy and security of personal and business information.
• That we may face risks related to environmental, social and corporate governance, or ESG, issues.
• The significant losses we have incurred since our inception and that we may incur additional losses in the future.
• That we may need additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts.
• The potential significant fluctuations in our quarterly operating results.
• Our inability to successfully integrate the businesses and personnel of acquired companies and businesses, and inability to realize the anticipated synergies and benefits of such acquisitions.
• Our inability to realize the benefits from the Flexion Acquisition (as defined below) being substantially dependent on the commercial success of ZILRETTA and the cost savings resulting from the timely and effective integration of the operations of Pacira and Flexion (as defined below).
• The use of our net operating loss carryforwards and research and development tax credits being limited.
• Changes in data privacy and protection laws and regulations, particularly in Europe and the State of California.
• Risks related to cybersecurity threats and incidents.
• Significant changes in the global climate, extreme weather conditions and water availability.
• Our international operations, which expose us to numerous and sometimes conflicting legal and regulatory requirements.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 2

Table of Contents,
PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 3

Table of Contents,
Forward-Looking Statements
This Annual Report on Form 10-K (the “Annual Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the Flexion Acquisition (as defined below) and the costs and benefits thereof, our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, anticipated product portfolio, development programs, patent terms, development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; risks related to future opportunities and plans for Flexion and its products, including uncertainty of the expected financial performance of Flexion and its products; the possibility that if we do not achieve the perceived benefits of the Flexion Acquisition as rapidly or to the extent anticipated by financial analysts or investors, the market price of our shares could decline; the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and United States, or U.S., economic conditions; and our business, including our revenues, financial condition and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), iovera°® and ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAA; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities and our ability to successfully construct an additional EXPAREL manufacturing suite in San Diego, California; the outcome of any litigation; the ability to successfully integrate Flexion or any future acquisitions into our existing business; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; and factors discussed in Part I-Item 1A. Risk Factors. In addition, the forward-looking statements included in this Annual Report represent our views as of the date of this press release. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, and as such we anticipate that subsequent events and developments will cause our views to change. Except as required by applicable law, we undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Annual Report.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 4

Table of Contents,
PART I

Item 1.    Business
References
Pacira BioSciences, Inc., a Delaware corporation, is the holding company for our California operating subsidiary named Pacira Pharmaceuticals, Inc. In March 2007, we acquired Pacira Pharmaceuticals, Inc. from SkyePharma Holdings, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma (referred to herein as the “Skyepharma Acquisition”). In April 2019, we acquired MyoScience, a privately held medical technology company (referred to herein as the “MyoScience Acquisition”) and in November 2021, we acquired Flexion Therapeutics, Inc., a publicly traded biopharmaceutical company (referred to herein as the “Flexion Acquisition”). Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Annual Report refers to Pacira BioSciences, Inc., a Delaware corporation, and its subsidiaries.
Corporate Information
We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. and in April 2019, we changed our name to Pacira BioSciences, Inc. Our principal executive offices are located in Tampa, Florida.
Trademarks and Service Marks
Pacira®, EXPAREL®, ZILRETTA®, iovera°®, the Pacira logo and other trademarks or service marks of Pacira appearing in this Annual Report are the property of Pacira, and when first used in each part of this report, include the ® symbol.
This Annual Report contains additional trade names, trademarks and service marks of other companies, which may or may not appear with the ® or ™ symbol. The absence of these symbols does not in any way imply that the respective owner(s) will not assert their rights to such marks to the fullest extent under applicable law. Our use of trademarks or trade names of other companies should not suggest any endorsement, sponsorship or other relationship with or by such companies.
Overview

We are the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as a rescue therapy only. We are advancing a pipeline of unique, safe, best-in-class products across a variety of therapeutic areas that include acute postsurgical pain; acute and chronic osteoarthritis, or OA, pain of the knee; low back and other areas; spasticity and stellate ganglion block of the sympathetic nerves. We have three commercialized non-opioid treatments: EXPAREL® (bupivacaine liposome injectable suspension), a long-acting, local analgesic currently approved for postsurgical pain management; ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), an extended-release, intra-articular, corticosteroid injection indicated for the management of OA knee pain; and iovera°®, a novel, handheld device for delivering immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve.

Flexion Acquisition

On November 19, 2021, we completed the Flexion Acquisition pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 11, 2021, by and among us, Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Pacira (“Purchaser”), and Flexion Therapeutics, Inc., a Delaware corporation (“Flexion”). Following the completion of a successful tender offer for the shares of Flexion’s common stock, and pursuant to the terms of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser merged with and into Flexion with Flexion surviving as a wholly owned subsidiary of Pacira. We changed the name of Flexion to Pacira Therapeutics, Inc. after completing the merger. As part of the Flexion Acquisition, we acquired ZILRETTA, the first and only extended-release, intra-articular, or IA (meaning in the joint), injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs a proprietary microsphere technology to provide pain relief. The addition of ZILRETTA to our innovative non-opioid product portfolio directly aligns with our mission to provide an opioid alternative to as many patients as possible and address medical needs along the neural pain pathway.

The total consideration for the Acquisition was approximately $578.8 million consisting of (i) $448.5 million of cash paid to Flexion shareholders and to settle restricted stock units and certain stock options; (ii) an $85.1 million cash payment of Flexion debt not to be assumed by us and (iii) $45.2 million of estimated fair value of contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders in conjunction with the
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 5

Table of Contents,
Flexion Acquisition. The consideration is subject to adjustments based on the estimated fair value of the potential milestone payments. We funded the cash portion of the purchase price with cash on hand. For more information, see Note 5, Acquisitions, to our consolidated financial statements included herein.

Strategy

To achieve our goal of global leadership in non-opioid pain management and regenerative health solutions, we are advancing a three-pronged strategy:

•Expanding the use of our opioid-free commercial assets. The COVID pandemic and opioid crises have intensified the need for opioid alternatives. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Anesthesia-driven postsurgical management with long-acting field and nerve blocks utilizing EXPAREL are enabling the migration of complex, painful surgeries to outpatient sites of care. ZILRETTA is the first and only extended-release, intra-articular therapy that can provide major relief for OA knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the iovera° system, healthcare providers can replace narcotics and radiofrequency ablation with an innovative drug-free nerve block. We believe the iovera° system is also highly complementary to ZILRETTA. In addition to our current commercial opportunities, we are advancing label expansion activities. For EXPAREL, we are advancing two Phase 3 studies in lower extremity nerve block procedures, as well as a development program for pediatric patients under six years of age. For ZILRETTA, we plan to initiate a Phase 3 study in shoulder OA and we are defining label expansion studies to include safety superiority in patients with Type 2 diabetes and repeat dosing for OA knee pain. For iovera°, we are developing new iovera° Smart Tips for chronic lower back pain and spine procedures. We are also advancing plans to develop iovera° as a treatment for spasticity.

•Advancing our clinical-stage pipeline within multiple areas of unmet need. We are advancing our pipeline of clinical-stage assets that utilize our proprietary multivesicular liposome (pMVL) technology. The pMVL carrier matrix consists of microscopic, spherical, lipid-based particles composed of a honeycomb of numerous, non-concentric, internal aqueous chambers containing the encapsulated active agent. Each chamber is separated from adjacent chambers by lipid membranes. Following injection, the pMVL particles release the active agent over an extended period as the lipid membranes erode or reorganize. We are preparing to launch a Phase 2 study of Dexamethosone-pMVL for low back pain (“PCRX-401”), a Phase 2 study of high-dose bupivacaine-pMVL for five or more days of pain relief (“PCRX-501”), and a Phase 2 study of low-dose bupivacaine-pMVL for epidural analgesia.

•Accessing complementary innovative assets using a combination of strategic investment, in-licensing, or acquisition. We believe EXPAREL, ZILRETTA, iovera° and our pMVL drug delivery technology offer a strong foundation to address the opioid epidemic. Building on these proprietary assets, we have also made investments in the musculoskeletal and chronic pain spaces. We plan to continue to advance these two key areas with a focus on the knee and spine continuums of care and chronic pain. We are using a combination of strategic investments to support promising early stage platforms, as well as in-licensing or acquisition transactions to build-out a pipeline of innovation to improve patients’ journeys along the neural pain pathway.

The Opioid Epidemic

Opioid addiction in the U.S. has reached epidemic proportions, with the U.S. Centers for Disease Control and Prevention, or CDC, reporting that overdose deaths rose by 29 percent to an unprecedented amount of more than 100,000 in the U.S. in the 12-months ending April 2021. This represents a worsening of the drug overdose epidemic in the U.S. and is the largest number of drug overdoses for a 12-month period ever recorded. The recent increase in drug overdose mortality began in 2019 and continued into 2020, prior to the declaration of the COVID-19 National Emergency in the U.S. The increases in drug overdose deaths appear to have accelerated during the COVID-19 pandemic. Synthetic opioids are the primary driver of the increases in overdose deaths, with deaths from synthetic opioids and psychostimulants also increasing in the 12-months ending April 2021.

In 2018, new research showed that patients received nearly 100 to 200 opioid pills to help manage pain from four common procedures ranging from rotator cuff repair and hip replacement to knee replacement and sleeve gastrectomy. Further, one-quarter of orthopedic surgery patients were prescribed a daily dose of opioids equal to 90 milligrams of morphine or more, which are doses so potent that the CDC says they put patients at high risk for overdose. A 2017 report shows that across the
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 6

Table of Contents,
seven orthopedic and soft tissue surgical procedures examined, patients were prescribed an average of 82 opioid pills each to help manage postsurgical pain. The research also indicates that close to nine percent of surgical patients became newly persistent users in 2017, continuing to take these opioids at least three to six months after their procedure. Among patients having knee replacement surgery or a colectomy, newly persistent opioid users climbed as high as 15 percent and 17 percent, respectively. Further, women were 40 percent more likely to become persistent opioid users than men; and among persistent users, females were prescribed 15 percent more opioids than their male counterparts. These findings come from the report, United States for Non-Dependence: An Analysis of the Impact of Opioid Overprescribing in America, based on an analysis of 2016 adjudicated medical and pharmacy claims data conducted by QuintilesIMS.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 7

Table of Contents,
Product Portfolio and Product Candidate Pipeline
Our current product portfolio and product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:
* Pediatric FDA action date of March 22, 2021 was for infiltration in patients aged 6 to 17 years old. Study designs have not been finalized for pediatric populations in infiltration or nerve block in patients aged 0 to less than 6 years old.
- TAP block is a transversus abdominis plane field block
- NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 8

Table of Contents,
Our Commercial Products
EXPAREL (bupivacaine liposome injectable suspension)

EXPAREL was approved by the FDA in October 2011 and was commercially launched in April 2012. In the U.S., EXPAREL is currently indicated in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks. In November 2020, the European Commission, or EC, granted marketing authorization for EXPAREL as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. We launched EXPAREL in the United Kingdom, or U.K., and select European Union, or E.U., countries in November 2021. Since its initial approval in 2011, more than 10 million patients have been treated with EXPAREL.

EXPAREL consists of bupivacaine, an amide-type local anesthetic, encapsulated in our pMVL drug delivery technology, which delivers bupivacaine over time for extended analgesia. We believe that EXPAREL addresses a significant medical need for a safe and effective long-acting non-opioid postsurgical analgesic and plays a significant role in opioid minimization strategies. EXPAREL is designed for recovery with minimal opioid use by (i) delivering targeted local analgesia at the surgical site; (ii) reliably releasing bupivacaine over time for prolonged analgesia; (iii) eliminating the need for catheters and pumps that may hinder recovery; and (iv) providing long-lasting pain control while reducing the need for opioids.

Our net product sales of EXPAREL in 2021 were $506.5 million. For the years ended December 31, 2021, 2020 and 2019, net product sales of EXPAREL accounted for 94%, 96% and 98% of our total revenues, respectively.

ZILRETTA (triamcinolone acetonide extended-release injectable suspension)

ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter. We market ZILRETTA through our ZILRETTA and iovera° sales force of approximately 50 Treatment Solutions Mangers who are providing clinicians with two unique OA treatment options to individualize patient care. ZILRETTA is the first and only extended-release, intra-articular therapy for patients confronting OA knee pain. ZILRETTA employs a proprietary microsphere technology combining triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid, with a poly lactic-co-glycolic acid, or PLGA, matrix to provide extended pain relief. PLGA is a proven extended-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the IA space and is used in other approved drug products and surgical devices. The ZILRETTA microspheres slowly and continuously release triamcinolone acetonide into the knee to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks.

We added ZILRETTA to our commercial offering with the completion of the Flexion Acquisition in November 2021. ZILRETTA net product sales were $102.7 million for the year ended December 31, 2021. The vast majority of the 2021 ZILRETTA sales occurred prior to the completion of the Flexion Acquisition and prior to our ownership of Flexion. We recognized ZILRETTA net product sales of $12.7 million during the post-closing period of November 19, 2021 to December 31, 2021.

The iovera° system
The iovera° system is an FDA-approved, non-opioid handheld cryoanalgesia device used to produce precise, controlled doses of cold temperature only to targeted nerves. It has been FDA 510(k) cleared for use in pain applications since March 2014. We believe the iovera° system is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. For the year ended December 31, 2021, our net product sales of iovera° were $16.2 million.

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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 9

Table of Contents,
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
Key EXPAREL Markets

EXPAREL-based enhanced recovery after surgery, or ERAS, protocols are becoming a cornerstone of opioid-sparing postsurgical pain management and enabling the shifting of many complex, painful orthopedic procedures to the 23-hour stay environment.

Orthopedics

EXPAREL is used across multiple orthopedic procedures, including joint reconstruction, shoulder, spine, extremity procedures, and hip fractures.

Total joint arthroplasties are expected to grow rapidly in the coming years with a significant migration of these procedures from the inpatient hospital setting to outpatient sites of care. EXPAREL-based regional analgesia as part of multimodal pain management protocols in enhanced ERAS pathways is supporting this surgical migration. The clinical and economic benefits of EXPAREL in total joint arthroplasty procedures have been demonstrated in clinical studies with EXPAREL use associated with significant reductions in opioid consumption, well-controlled pain management, shorter recovery time, same-day discharge to home and high patient satisfaction.

EXPAREL is being adopted in an increasing number of spine surgeries as a key component of a multimodal pain management solution enabling rapid recovery after surgery and a reduced reliance on opioids, which have been the mainstay in postsurgical pain control in the spine area for decades. Two important patient groups are driving the spine market: first, pediatric cases, like adolescent scoliosis patients, who are undergoing highly invasive surgeries and who until very recently only had opioids available to treat their pain, and second, adult degenerative patients who are often coming into surgery opioid-tolerant and who may have already had multiple back surgeries. Managing postsurgical pain in these adult degenerative patients
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 10

Table of Contents,
can be challenging due to their established opioid tolerance, but with EXPAREL, healthcare providers can control their pain with a non-opioid approach, and when feasible based on surgical intervention and patient characteristics, move many historical inpatient procedures to the 23-hour stay environment.

EXPAREL administered as a brachial plexus nerve block is a key and growing part of our business. An EXPAREL brachial plexus block provides pain coverage for the upper quadrant for use in rotator cuff, shoulder arthroplasty, elbow, wrist, and hand procedures. Like other regional field blocks, our anesthesiologist customers see the strong advantages of using brachial plexus blocks as a vehicle for shifting procedures to the outpatient setting by replacing antiquated pumps and catheters, which often become dislodged and prevent a procedure from taking place in a 23-hour site of care. Additionally, EXPAREL reimbursement is consistently improving as payers and self-insured employers continue to drive the shift from inpatient to outpatient care for a variety of surgeries.

Abdominal and Colorectal

A variety of truncal blocks have emerged for use in abdominal and colorectal procedures. Transversus abdominis plane, or TAP, and erector spine plane blocks represent a significant market where EXPAREL is providing long-acting pain control in the abdominal region and supporting the migration of these procedures to the 23-hour setting. We expect the expanding use of EXPAREL field blocks as the foundation of enhanced recovery protocols across various abdominal and colorectal procedures to continue to be a significant growth driver.

Women’s Health

There is a significant and growing demand among women for managing pain with non-opioid options. Opioid addiction in women is growing at an alarming rate and studies have shown that women are 40% more likely than men to become newly persistent users of opioids following surgery. Women’s Health continues to be an important source of growth as anesthesia-driven EXPAREL-based TAP and pectoralis blocks take hold as institutional protocol for C-section, abdominoplasty, gynecologic oncology, mastectomy and breast reconstruction procedures.

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

Pediatrics

In March 2021, the FDA approved our sNDA to expand the EXPAREL label to include use in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia. EXPAREL is the first and only FDA-approved long-acting local analgesic for the pediatric population as young as age six.

Opioids, short-acting local anesthetics and catheter-based devices have been the historical mainstay in pediatric postsurgical pain management despite safety implications and limited studies in children. The risks and complications of adult-based pain management approaches may be magnified in children with 50 percent of children reporting moderate to severe pain in the hospital after surgery and 20 percent of children reporting chronic pain 12 months after surgery.

EXPAREL is redefining the paradigm of care for postsurgical pain management in children as the market’s only clinically proven safe alternative for long-acting, non-opioid postsurgical pain control in children aged 6 and over. There are approximately one million pediatric procedures per year in the U.S. We are working with prominent thought leaders who are providing a rapid transfer of best-practice for establishing EXPAREL-based protocols as the new standard of care.

Third Molar (Wisdom Tooth) Procedures

Third molar (wisdom tooth) extractions are among the most common dental procedures in the U.S. and are performed in up to 5 million patients every year. Oral surgery, including third molar extraction, is associated with a defined period of pain and discomfort that traditionally leads to prescriptions for opioids. A large retrospective review of the Medicaid database found that of 2.8 million patients who underwent surgical tooth extraction, 1.2 million, or roughly 42 percent, filled a prescription for opioids within seven days after surgery, with a median of 120 morphine milligram equivalents dispensed per patient. A study of
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 11

Table of Contents,
the effect of EXPAREL on postoperative opioid prescribing after third molar extraction showed that patients who received EXPAREL were prescribed significantly fewer opioids, including refills, compared to those who did not receive EXPAREL. The study, A Retrospective Cross-Sectional Study of the Effect of Liposomal Bupivacaine on Postoperative Opioid Prescribing After Third Molar Extraction, was published in The Journal of Oral and Maxillofacial Surgery in July 2021. In this retrospective analysis, researchers reviewed data from 600 patients who underwent third molar extractions between 2012 and 2018. De-identified data from 300 patients who received EXPAREL were compared to data from 300 patients who did not receive an infiltration of EXPAREL. Data from two outpatient oral surgery centers were included in this analysis. Patients in the EXPAREL treatment group received:
•59 percent fewer opioids, including refills, compared to patients in the non-EXPAREL group (p<0.0001)
•Fewer additional opioid prescriptions compared to the non-EXPAREL group (3.3% of patients required a refill vs. 7.7% of patients, respectively)
In September 2017, we announced a collaboration with Aetna, one of the nation’s leading diversified health care benefits companies, with the support of the American Association of Oral and Maxillofacial Surgeons (AAOMS). This national program aims to reduce the number of opioid tablets dispensed to patients undergoing impacted third molar extractions by at least 50 percent through the utilization of EXPAREL to provide prolonged non-opioid postsurgical pain control. Aetna now includes the cost of EXPAREL as a covered expense for impacted third molar extractions performed by surgeons who have completed training on use of the product.

ZILRETTA Clinical Benefits

ZILRETTA combines a commonly administered steroid, TA, with PLGA, delivering a 32 milligram dose of TA to provide extended therapeutic concentrations in the joint and persistent analgesic effect.

Based on the strength of its pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. in need of safe and effective extended relief from OA knee pain. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA significantly reduced OA knee pain for 12 weeks, with some people experiencing pain relief through Week 16. Both the magnitude and duration of pain relief provided by ZILRETTA in clinical trials were clinically meaningful with the magnitude of pain relief amongst the largest seen to date in OA clinical trials. The overall frequency of treatment-related adverse events in these trials was similar to those observed with placebo, and no drug-related serious adverse events were reported. We believe that ZILRETTA holds the potential to become the corticosteroid of choice given its safety and efficacy profile, and the fact that it is the first and only extended-release corticosteroid on the market. In September 2021, the American Association of Orthopaedic Surgeons, or AAOS, updated its evidence-based clinical practice guidelines, finding ZILRETTA can improve patient outcomes over traditional immediate-release corticosteroids.

iovera° Clinical Benefits

There is a growing body of clinical data demonstrating success with iovera° treatment for OA of the knee. Surgical intervention is typically a last resort for patients suffering from OA of the knee. In one study, the majority of the patients suffering from OA of the knee experienced pain relief up to 150 days after being treated with iovera°.

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
•iovera° is repeatable;
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 12

Table of Contents,
•The iovera° technology does not risk damage to the surrounding tissue;
•iovera° is a convenient handheld device with a single-use procedure-specific Smart Tip; and
•iovera° can be delivered precisely using ultrasound guidance or an anatomical landmark.

In September 2021, the AAOS updated its evidence-based clinical practice guidelines, reporting that denervation therapy—including cryoneurolysis—may reduce knee pain and improve function in patients with symptomatic OA of the knee.

The Osteoarthritis Market

OA is the most common form of arthritis. It is also called degenerative joint disease and occurs most frequently in the hands, hips and knees. With OA, the cartilage within a joint begins to break down and the underlying bone begins to change. These changes usually develop slowly and get worse over time. OA can cause pain, stiffness and swelling. In some cases it also causes reduced function and disability; some people are no longer able to do daily tasks or work. According to the CDC, OA affects over 32.5 million adults in the U.S.

The lifetime risk of developing symptomatic knee OA is 45 percent. The prevalence of symptomatic knee OA increases with each decade of life, with the annual incidence of knee OA being highest between age 55 and 64 years old. There are 14 million individuals in the U.S. who have symptomatic knee OA, and nearly two million are under the age of 45. Surgical intervention is typically a last resort for patients suffering from OA of the knee.

With the addition of ZILRETTA to our product offering, we can now offer clinicians the flexibility to individualize OA knee pain treatment with either ZILRETTA or a drug-free nerve block with iovera° based on patient factors and preference, physician training, site of care and reimbursement considerations.

Label and Global Expansion Activities

EXPAREL

•Pediatrics. We are working with the FDA to finalize a regulatory pathway to expand the EXPAREL label for patients under six years of age, as well as the administration of EXPAREL as a nerve block in the pediatric setting. We are working with both the FDA and the European Medicines Agency, or EMA, to harmonize our pediatric clinical studies as much as possible between the two regions.
•Lower extremity nerve block. We are advancing two Phase 3 studies of EXPAREL as a nerve block in lower extremity surgeries. One is a popliteal sciatic nerve block for bunionectomy and the second is an adductor canal block for TKA. We believe positive results from these studies will form the basis for an sNDA submission seeking label expansion to include lower extremity nerve blocks. We believe the addition of this indication is significant as anesthesia-driven regional approaches using nerve and field blocks continue to expand as institutional protocols.
•Stellate ganglion block. We believe a long-acting stellate ganglion block with EXPAREL has the potential to be an effective approach for managing ventricular tachycardia (commonly referred to as “electrical storm”), a life-threatening clinical condition characterized by the recurrence of hemodynamically unstable ventricular tachycardia and/or ventricular fibrillation. We are planning pilot studies that will separately evaluate long-acting stellate ganglion blocks with EXPAREL and iovera° for managing electrical storm.
•Global expansion. We have prioritized the European and Latin American markets for global expansion. In Europe, we were granted marketing authorization by the EC in November 2020 for EXPAREL as a brachial plexus block or femoral nerve block for treatment of post-operating pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. We launched EXPAREL in the U.K. and targeted E.U. countries in the fourth quarter of 2021. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 13

Table of Contents,
ZILRETTA

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and we intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA in 2022. In addition, we are planning a comparative safety study of ZILRETTA in patients with Type 2 diabetes and are evaluating a repeat dosing study.

The iovera° System

We recently launched a next-generation iovera° handheld device, which we believe is more efficient, easier to use and more durable. We are also developing new iovera° Smart Tips for certain procedures and are developing a specific tip for a medial branch block for treating chronic low-back pain, as well as spine procedures. We are also seeking a label expansion for the treatment of spasticity, which we believe is a significant long-term opportunity for iovera°. Additionally, we expect to begin selling iovera° in the E.U. through a contracted sales force in the first quarter of 2022.

Clinical Development Programs

PCRX-201 and PCRX-301 (Formerly FX-201 and FX-301)

PCRX-201 and PCRX-301 were added to our portfolio as part of the Flexion Acquisition. PCRX-201 is a gene therapy product candidate designed to provide “on demand” production of an anti-inflammatory protein, interleukin-1 receptor antagonist (IL-1Ra) whenever inflammation is detected in the joint. PCRX-301, is a locally administered NaV1.7 inhibitor, known as funapide, formulated for extended release in a thermosensitive hydrogel. The initial development of PCRX-301 was intended to support administration as a peripheral analgesic lower extremity nerve block for management of post-operative pain.

pMVL-Based Clinical Programs

Given the proven safety, flexibility and customizability of our pMVL drug delivery technology platform for acute, sub-acute and chronic pain applications, we have several pMVL-based products in clinical development. Following data readouts from preclinical and feasibility studies for these candidates, we have prioritized three programs for clinical development: (i) PCRX-401, a dexamethasone-pMVL for low back pain; (ii) PCRX-501, a high-dose bupivacaine-pMVL for extended pain relief and (iii) a low-dose bupivacaine-pMVL for intrathecal analgesia. We are planning to initiate a Phase 2 study for low-dose bupivacaine-pMVL for intrathecal analgesia in late 2022.

External Innovation

In parallel to our internal clinical programs, our business development team continues to pursue innovative acquisition targets that are complementary to EXPAREL, ZILRETTA and iovera° and are of great interest to the surgical and anesthesia audiences we are already calling on today. We are using a combination of strategic investments, in-licensing and acquisition transactions to buildout a pipeline of innovation to improve patients’ journeys along the neural pain pathway. Select strategic investments we have made to support promising early stage platforms are summarized below.

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
Coda Therapeutics, Inc.	Preclinical	Chemogenetic platform to reverse the aberrant neuronal activity underlying neurological disorders using optimized adeno-associated virus (AAV) vectors	Neuropathic pain
Genascence Corporation	Phase 1	Adeno-Associated Vector (AAV)-based gene therapy targeting Interleukin 1 Receptor Antagonist (IL-1Ra)	Knee OA
GeneQuine Biotherapeutics GmbH	Preclinical	Next-generation gene transfer vehicles that enter joint cells to confer multi-year gene expression	OA and other musculoskeletal disorders
Spine BioPharma, LLC	Phase 3-ready	Remedisc 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 14

Table of Contents,
Sales and Marketing
We have built our sales and marketing organization to commercialize our products. Our primary target audiences are healthcare practitioners who influence pain management decisions including anesthesiologists, surgeons, pharmacists and physician extenders (including physician assistants, nurse practitioners and registered nurses).

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
•working with Key Opinion Leaders (KOLs) and advisory boards to address topics of best practice techniques as well as guidelines and protocols for the use of our products, meeting the educational and training needs of our physician, surgeon, anesthesiologist, pharmacist and registered nurse customers
•undertaking education initiatives such as center of excellence programs; preceptorship programs; opioid-sparing and ERAS pain protocols and predictive models for enhanced patient care; interactive discussion forums; patient education platforms leveraging public relations, advocacy partnerships and public affairs efforts where appropriate; web-based training and virtual launch programs;
•collaborating with healthcare providers towards improving the knowledge and management of pain in surgical and OA patients with a focus on opioid risk and non-opioid alternatives and engaging our field-based medical teams in system-wide partnerships to address the national opioid epidemic, with a goal of studying alternative postsurgical pain management options that focus on optimization and opioid alternative strategies; and
•facilitating reimbursement and the shift of procedures to hospital outpatient and ambulatory surgical center, or ASC, sites of care.
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
We have started the process for opening a second innovation and training center that will be located in Houston, Texas.

DePuy Synthes Sales Inc.

In July 2020, we announced the conclusion of a co-promotion agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, part of the Johnson & Johnson family of companies to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market. The collaboration began in January 2017 and concluded in January 2021. During that time
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 15

Table of Contents,
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

Other Agreements
MyoScience Acquisition
In April 2019, we completed the MyoScience Acquisition. The consideration included an initial cash payment of $120.0 million, reduced by $1.0 million for post-closing purchase price adjustments and indemnification obligations incurred to date, plus contingent milestone payments up to an aggregate of $100.0 million of which $43.0 million is available at December 31, 2021. Upon the completion of the MyoScience Acquisition, we renamed MyoScience Pacira CryoTech, Inc. For more information on the MyoScience Acquisition, refer to Note 5, Acquisitions, to our consolidated financial statements included herein.
SkyePharma Holdings, Inc. (Now a Subsidiary of Vectura Group plc)
In connection with the stock purchase agreement related to the Skyepharma Acquisition, we agreed to certain earn-out and milestone payments. Milestones were based on net sales of DepoBupivacaine products collected, including EXPAREL, and certain other yet-to-be-developed products. The milestones were as follows:
•$10.0 million upon the first commercial sale in the U.S. (met April 2012);
•$4.0 million upon the first commercial sale in the U.K., France, Germany, Italy or Spain (met November 2021);
•$8.0 million when annual net sales collected reach $100.0 million (met September 2014);
•$8.0 million when annual net sales collected reach $250.0 million (met June 2016); and
•$32.0 million when annual net sales collected reach $500.0 million (met December 2021).

In the fourth quarter of 2021, we met both remaining milestones: $4.0 million upon the first commercial sale in the U.K., France, Germany, Italy or Spain which was paid in the fourth quarter of 2021; and $32.0 million when annual net sales collected reached $500.0 million, which was paid in the first quarter of 2022. See Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein for further information related to the Skyepharma Acquisition.
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, we were required to pay RDF a low single-digit royalty on the collection of revenues from certain products for as long as certain patents assigned to us under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by us, in connection with our bankruptcy or insolvency or if we directly or indirectly oppose or dispute the validity of the assigned patent rights.
Our U.S. Patent No. 11,033,495 issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends our royalty obligations under the agreement until 2041. We disagreed and explained that the royalty period under the agreement was set to end on December 24, 2021 with the expiration of our U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, we filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit seeks a declaration from the court that we owe no royalties to RDF with respect to our EXPAREL product after December 24, 2021. During the pendency of the lawsuit, we will continue to pay royalties to RDF under protest. We are unable to predict the outcome of this action at this time.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 16

Table of Contents,
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
Eurofarma Laboratories S.A.
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

Verve Medical Products, Inc.
In July 2021, we entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada. We began selling iovera° in Canada in the fourth quarter of 2021.

Hong Kong Pharma Tainuo Ltd.

In March 2020, Flexion entered into an exclusive license agreement with Hong Kong Pharma Tainuo Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd., or Jiangsu Tainuo, a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization (other than manufacturing) of ZILRETTA in Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, HK Tainuo made upfront payments to Flexion in 2020. We are eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. All payments received from HK Tainuo are subject to applicable Hong Kong withholding taxes. HK Tainuo is responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China and Jiangsu Tainuo serves as the guarantor of HK Tainuo’s obligations and responsibilities under the agreement. We are solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 17

Table of Contents,
agreement, will be covered by a separate supply agreement. All amounts owed to us are nonrefundable and non-creditable once paid.

Significant Customers

We had three wholesalers each comprising 10 percent or more of our total revenue for the year ended December 31, 2021: Cardinal Health, Inc., McKesson Drug Company and AmerisourceBergen Health Corporation, which accounted for 31%, 28% and 26% of our total revenues, respectively. These wholesalers process orders for EXPAREL under a drop-ship program. EXPAREL is delivered directly to end-users without the wholesalers ever taking physical possession of the product. None of our customers of ZILRETTA or iovera° accounted for 10 percent or more of our total revenue for the year ended December 31, 2021.

Manufacturing and Research Facilities
Internal Facilities
We manufacture EXPAREL and iovera° handpieces at our facility in San Diego, California. We also have a mixed-use research and development, manufacturing and office facility which sits adjacent to our EXPAREL and iovera° manufacturing facility, and a warehouse located within five miles of these facilities. We refer to these three buildings as the Science Center Campus, and together they consist of approximately 195,000 square feet. Our manufacturing facilities are inspected regularly and approved by the FDA, EMA, Medicines and Healthcare Products Regulatory Agency, or MHRA, and the Environmental Protection Agency (EPA). Our iovera° facility in Fremont, California, consists of approximately 20,000 square feet of mixed-use manufacturing, research and development and office space.
We purchase raw materials and components from third-party suppliers to manufacture EXPAREL, ZILRETTA and iovera°. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our product candidates. While we have not experienced shortages of our raw materials in the past, such suppliers may not sell these raw materials to us at the times that we need them or on commercially reasonable terms and we do not have direct control over the availability of these raw materials from our suppliers.
All manufacturing of products, initial product release and stability testing are conducted by us and our manufacturing partners in accordance with Current Good Manufacturing Practices, or CGMP.
Our EXPAREL manufacturing facility at the Science Center Campus is an approximately 84,000 square foot structure located on a five-acre site. It was custom built as a pharmaceutical research and development and manufacturing facility. Activities in this facility include the manufacture of EXPAREL bulk product on dedicated production lines and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods and manufacturing of development products. We are expanding our EXPAREL manufacturing capacity at our Science Center Campus as we expect the demand for EXPAREL will increase.
Our 90,000 square-foot mixed-use research and development, manufacturing and office facility is located adjacent to our EXPAREL manufacturing facility and was completely renovated in 2020 to meet our specifications. This building houses our Science Center related research and development activities and general and administrative functions, as it includes both laboratories and the building infrastructure necessary to support the formulation, analytical testing, clinical and process development activities for manufacturing additional commercial product indications and new pipeline products. Our pilot plant suite for early stage clinical product production is located in this building and there is additional space for future expansion opportunities.

We also have an approximately 21,000 square foot warehouse that serves as the main CGMP warehouse for our San Diego operations, primarily being used for the storage of production materials. It contains ambient as well as cold temperature CGMP warehouse storage and also features a quality control clean room for sampling incoming materials.
Our Fremont, California facility has been leased since 2015. It is dedicated to the iovera° product line and consists of approximately 20,000 square feet of space for manufacturing, quality control, research and development and the warehousing of raw materials and finished goods. We have expanded our iovera° manufacturing capacity through a third party, Providien Device Assembly, LLC, or Providien, as explained below.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 18

Table of Contents,
Distribution of our pMVL products, including EXPAREL, requires cold-chain distribution, whereby a product must be maintained between specified temperatures. We have validated processes for continuous monitoring of temperature from manufacturing through delivery to the end-user.
Co-Production Facilities
Thermo Fisher Scientific Pharma Services
In April 2014, we and Thermo Fisher entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement (the “EXPAREL Manufacturing and Supply Agreement”) to collaborate in the manufacture of EXPAREL. Thermo Fisher undertook certain technical transfer activities and construction services needed to prepare Thermo Fisher’s Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. We provided Thermo Fisher with the equipment necessary to manufacture EXPAREL and pay fees to Thermo Fisher based on Thermo Fisher’s achievement of certain technical transfer and construction milestones. We also reimburse Thermo Fisher for certain nominal expenses and additional services. In February 2019, we announced that commercial production of EXPAREL was underway at the first Thermo Fisher suite. We developed a second dedicated suite that is expected to enable another doubling of EXPAREL manufacturing capacity. We began commercial production of EXPAREL out of that second suite in August 2021.
The initial term of the EXPAREL Manufacturing and Supply Agreement is 10 years from the date of FDA approval of the first manufacturing suite, which was received in May 2018. We pay fees to Thermo Fisher for their operation of the manufacturing suites and the amount of EXPAREL produced by Thermo Fisher. We also reimburse Thermo Fisher for purchases made on our behalf, certain nominal expenses and additional services. We may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal of EXPAREL from the U.S. or any other market that represents 80 percent of our overall sales, or at any time for convenience by providing between 18 and 36 months’ notice (depending on the number of years after the FDA approval date). Either party may terminate the EXPAREL Manufacturing and Supply Agreement in the event of the breach or bankruptcy of the other party.
Prior to the Flexion Acquisition, in July 2015, Flexion and Thermo Fisher entered into a Manufacturing and Supply Agreement (the “ZILRETTA Manufacturing and Supply Agreement”) and a Technical Transfer and Service Agreement related to the manufacture of ZILRETTA at the same Thermo Fisher site in Swindon, England where our EXPAREL suites are located. Thermo Fisher agreed to undertake certain transfer activities and construction services needed to prepare its facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. Flexion provided Thermo Fisher with certain equipment and materials necessary to manufacture ZILRETTA. We make monthly payments to Thermo Fisher for such activities and reimburse Thermo Fisher for certain material, equipment and miscellaneous expenses and additional services.

The initial term of the ZILRETTA Manufacturing Agreement that we assumed as part of the Flexion Acquisition expires in October 2027. We pay a monthly base fee to Thermo Fisher for the operation of the manufacturing suites and a per product fee for each vial of ZILRETTA based upon a forecast of commercial demand. We also reimburse Thermo Fisher for purchases of materials and equipment made on our behalf, certain nominal expenses and additional services. The ZILRETTA Manufacturing Agreement will remain in full effect unless and until it expires or is terminated. Upon termination of the ZILRETTA Manufacturing Agreement (other than termination by us in the event that Thermo Fisher does not meet the construction and manufacturing milestones or for a breach by Thermo Fisher), we will be obligated to pay for the costs incurred by Thermo Fisher associated with the removal of our manufacturing equipment and for Thermo Fisher’s termination costs up to a specified capped amount.

Providien Device Assembly
In January 2020, we and Providien entered into a Manufacturing and Supply Agreement (the “Providien Agreement”) to collaborate in the manufacture of iovera° Smart Tips at Providien’s Tijuana, Mexico facility. The initial term of the Providien Agreement is five years. We will pay fees based on the amount of iovera° Smart Tips delivered by Providien. The Providien Agreement may be terminated by either party upon one years’ written notice without cause. We may terminate the Providien Agreement upon thirty days’ written notice in the event that iovera° is withdrawn from the market or no longer sold by us. Either party may terminate the Providien Agreement in the event of the breach or bankruptcy of the other party.
Intellectual Property and Exclusivity
We seek to protect our products, our product candidates and our technologies through a combination of patents, trade secrets, proprietary know-how, regulatory exclusivity and contractual restrictions on disclosure. We note that the patents and
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 19

Table of Contents,
applications described below are only examples intended to highlight the variety of coverage provided by our existing and constantly developing portfolio.
Patents and Patent Applications
We seek to protect the proprietary position of our products and product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2021, there are over 13 families of patents and patent applications relating to various aspects of the pMVL drug delivery technology and 25 families of patents and patent applications relating to various aspects of the technology used by iovera°. There is one family of patents and patent applications relating to various aspects of the technology used by ZILRETTA. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These patents generally have a term of 20 years from the date of the non-provisional filing unless referring to an earlier filed application. Some of our expired U.S. patents had a term of 17 years from the grant date. Our issued patents expire at various dates in the future, as discussed below, with the last currently issued patent for the pMVL drug delivery technology expiring in 2041, the last currently issued patent for ZILRETTA expiring in 2031 and the last currently issued patent for the iovera° technology expiring in 2040.
Patents and Patent Applications for our pMVL and pMVL Products
A patent relating to product-by-process and process in connection with the production of multivesicular liposomes was issued on March 7, 2017. This patent is listed in the Orange Book for EXPAREL and includes a patent term adjustment that equates to an expiration date of December 24, 2021. Several Track One patent applications directed to various aspects of an improved EXPAREL manufacturing process were filed in January 2021 and, if granted, would provide patent protection through 2041. Additionally, we have filed several patent applications directed to other important aspects of the EXPAREL technology which, if granted, would provide additional patent protection through 2040 and beyond.
In June 2021, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No. 11,033,495 related to EXPAREL. The patent, “Manufacturing of Bupivacaine Multivesicular Liposomes,” claims composition of EXPAREL prepared by the improved manufacturing process. In November 2021, the USPTO issued U.S. Patent Nos. 11,185,506 and 11,179,336, claiming the improved EXPAREL manufacturing process and EXPAREL composition, respectively. All three patents will have an expiration date of January 22, 2041. U.S. Patent Nos. 11,033,495 and 11,179,336 are currently listed in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”). Additionally, we recently received four Notices of Allowance from the USPTO for four EXPAREL patents that have been examined and will issue. Two patents claim chemical composition of EXPAREL and two claim product-by-process. After issuance, we will submit these patents for listing in the Orange Book. After listing, the Orange Book would have a total of six EXPAREL patents each with an expiration date of January 22, 2041.

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

In April 2010, a provisional patent was filed relating to an alternative process to manufacture EXPAREL and other pMVL-based products. The process offers many advantages, including larger scale production and lower manufacturing costs. In April 2011, we filed an international patent application providing the basis for several national phase patent applications, for example in Europe, China, Japan, Israel and India which, if granted, could potentially prevent others from using this process until at least 2031. In the U.S., we also filed a series of patent applications directed to the alternative manufacturing process. Eight of the patent applications were issued as patents as of December 2020. Patents that claim the process and apparatus will expire at the latest in November 2033. One of the patents claims a product made by the process and expires in April 2031. As of December 31, 2021, we have four granted patents in China, one granted patent in Europe, one granted patent in Japan and one granted patent in Israel, protecting various aspects of the alternative process, including the methods of using the apparatus and the apparatus itself.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 20

Table of Contents,
Patents and Patent Applications for ZILRETTA

A composition of matter patent has been issued by the USPTO for ZILRETTA, with a patent term into 2031. The USPTO has also issued two patents directed at the methods of manufacturing and using ZILRETTA with patent terms into 2031. Considerable expertise and effort were required to carry out the large body of original work underlying the formulation of ZILRETTA, including experimenting with, and observing the effects of over 50 steroid and PLGA formulations. We believe our extensive know-how and trade secrets relating to the manufacturing process for ZILRETTA, including those that relate to precise pharmaceutical release profiles, represent a meaningful entry barrier.

We own three U.S. ZILRETTA patents as well as counterpart foreign patents and patent applications covering composition of matter, methods of manufacture, and methods of use. Our U.S. ZILRETTA patents have expiration dates in 2031. The ZILRETTA composition of matter invention is the result of several unique discoveries relating to a narrow drug load specification, a certain release profile of polymers, specific polymer weights and ratios, and clinical efficacy observed within a dose-range. The U.S. patents directed to ZILRETTA’s composition of matter and methods of use are listed in the FDA Orange Book. We also have two U.S. patents directed at compositions of matter similar to ZILRETTA, as well as methods of making and using the same, with patent terms into 2031.

In 2021, we had one patent granted in Hong Kong, further expanding our global intellectual property portfolio, which includes patents in the U.S., Australia, Canada, China, E.U., Indonesia, India, Japan, Malaysia, Mexico, New Zealand, the Philippines, the Russian Federation, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan and Ukraine. These foreign patents cover the composition of matter, methods of manufacturing, and methods of using ZILRETTA and are similar in scope to the protection in the U.S. described above.

We have also in-licensed intellectual property, owned by the Southwest Research Institute, or SwRI, which gives us exclusive rights to SwRI patents covering our proprietary microsphere manufacturing technology used in the production of ZILRETTA. These patents are scheduled to expire in 2025.

PCRX-201 (Formerly FX-201)

In December 2017, Flexion acquired the global rights to PCRX-201 from GeneQuine, including a direct exclusive license of certain foundational patents, patent applications, and other proprietary rights owned by the Baylor College of Medicine, or Baylor, that are related to PCRX-201 for human applications. These patents generally cover the composition of matter and method of use of PCRX-201 in the treatment of OA. In 2019, the USPTO issued patent number 10,301,647, which covers the composition of matter and method of use of PCRX-201 in the treatment of OA with a term through January 2033. In addition, the Baylor patents related to PCRX-201 are issued in Europe, with an expiry date in 2032, and in Australia, Japan, China, India and Eurasia with expiry dates in 2033. We are continuing to prosecute one U.S. Baylor patent application related to PCRX-201. Further, we have a pending Patent Cooperation Treaty, or PCT, application covering composition of matter and effective dosages of PCRX-201 in the treatment of OA in humans, which, if granted, is expected to provide protection until 2040.

We also have a U.S. provisional application covering composition of matter and method of use of PCRX-201 for the treatment of degenerative disc disease (DDD), which, if granted, is expected to provide protection until 2042.

PCRX-301 (Formerly FX-301)

In September 2019, Flexion acquired the global rights to develop and commercialize funapide from Xenon Pharmaceuticals, Inc., or Xenon, which we have formulated for extended release with our proprietary thermosensitive hydrogel as PCRX-301. As part of the transaction with Xenon, we acquired foundational patents and patent applications covering the composition of matter, methods of use, and methods of manufacture related to funapide. We own patents directed to funapide granted in the U.S. as well as Australia, Canada, China, Europe, Hong Kong, Mexico and New Zealand with expiry dates in 2030. In addition, we have a PCT patent application covering composition of matter, method of use, and method of manufacture for PCRX-301, which, if granted, is expected to provide protection until 2040.

We also have a U.S. provisional application covering a composition of matter, method of use, and method of manufacture for PCRX-301 with different amounts of polar organic solvent and solubility enhancer, which if converted and granted, is expected to provide protection until 2042.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 21

Table of Contents,
Patents and Patent Applications for iovera°

Issued patents in the U.S. afford us a wide range of coverage of various aspects of the iovera° technology. For example, several of our earliest filed patents cover the structural aspects of a handheld cryogenic device with single needle and needle arrays, tissue-penetrating needle probes that may be detachable, fused silica tubing fluid delivery paths, methods of applying cryotherapy using the cryogenic device and methods for using replaceable needle probes. These patents are set to expire between 2025 and 2032. An important patent family specifically directed to systems and methods of treating pain offers both broad and variable coverage of cryogenic device features and methods of using the same for pain management, including single-use needle probes, particular needle sizes and shapes. Patents in this family are set to expire between 2025 and 2028. Another important patent family has broad disclosure and coverage of a variety of indications for treatment by cryogenic devices, including joint function and stiffness, OA, occipital neuralgia, spasticity, neuroma and other nerve entrapment indications and is set to expire between 2033 and 2037.

Additionally, there are several patents and pending patent applications directed to other important aspects of the iovera° technology. For example, patents covering the probe filtration system are set to expire in 2033 and patents on the Smart Tip technology are set to expire between 2034 and 2037. Other patents and applications cover methods of using needles with blunt tips and aspects of cryogenic devices coupled with a neurostimulator for locating nerves. We also have three design patent families that cover the current handheld cryogenic device, its charging station dock and combinations thereof. To obtain coverage of our developing next-generation technology, we filed eight new non-provisional and PCT applications in 2020, which if granted, could potentially prevent others from using this next-generation technology until at least 2040. In addition, we filed four new design patent families in 2021 in the U.S. and foreign jurisdictions covering ornamental aspects of our next-generation cryogenic device.

Additional Intellectual Property

We have a provisional application covering composition of matter, method of use, and method of manufacture for formulations of an anesthetic drug of amino amide group (lidocaine, bupivacaine and ropivacaine) formulated in a triblock copolymer component (one or more PLGA-polyethylene glycol-PLGA triblock copolymers), which if converted and granted, is expected to provide protection until 2042.

Trade Secrets and Proprietary Information
Trade secrets play an important role in protecting our pMVL-based products and pipeline, ZILRETTA and iovera° and provide protection beyond patents and regulatory exclusivity. The scale-up and commercial manufacture of pMVL-based and iovera° products involve processes, custom equipment and in-process and release analytical techniques that we believe are unique to us. The expertise and knowledge required to understand the critical aspects of our pMVL manufacturing steps requires knowledge of both traditional and non-traditional emulsion processing and traditional pharmaceutical production, overlaid with all of the challenges presented by aseptic manufacturing. ZILRETTA is also manufactured using custom equipment and proprietary processes with respect to certain of the formulation and manufacturing techniques related to the TA-formulated PLGA microspheres in ZILRETTA, including those that relate to its precise pharmaceutical release profile. The iovera° system relies on manufacturing techniques that are able to provide the precision and tight tolerances required for a self-contained handheld cryogenic device. Additionally, the iovera° device includes proprietary software for device operations during cryotherapy treatments.

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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 22

Table of Contents,
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
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, a non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. EXPAREL also competes with currently marketed non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs. Currently EXPAREL also competes with elastomeric pumps/catheter devices intended to provide bupivacaine over several days and with off-label combinations of other approved analgesics, called “cocktails”, that are physician-combined in an attempt to extend the duration of pain control.
ZILRETTA
Immediate-release steroids and HA injections are currently the two marketed classes of IA products that compete directly with ZILRETTA. Also available are stem cell and PRP injections, but these require on-site preparation from tissue or blood taken from the patient and have generated questionable efficacy in controlled clinical trials. Because these are minimally manipulated autologous therapies, they do not require and have not received FDA review or approval. For that reason, they are generally not reimbursed by payers, and patients must pay out of pocket to receive these therapies. Furthermore, the American Association of Hip & Knee Surgeons (AAHKS) issued a position statement indicating that it cannot recommend biologic therapies, including stem cell and PRP injections, for the treatment of advanced hip or knee arthritis.

iovera°
The medical device industry is intensely competitive and subject to rapid and significant technological change. The cryotherapy pain management field in particular is a growing industry due to increased attention on opioid usage for pain, which has created a rapidly emerging market and has fueled an increased interest in opioid alternatives. Many of our competitors in our space have greater financial and other resources than we have, such as more commercial resources, larger research and development staffs and more extensive marketing and manufacturing organizations. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in developing, selling and marketing their products. The rise of various small and early stage companies in the cryotherapy pain management field may also prove to be significant competitors, particularly if they enter into collaborative arrangements with large, established companies.

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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 23

Table of Contents,
convenience of administration and delivery, price and the availability of reimbursement from government and other third-party payers.

Besides pharmaceutical products for pain management, iovera° competes with medical devices that ablate or degenerate peripheral nerves to treat indications such as joint pain, neuralgia and OA pain. Competing products include cryotherapy devices as well as other devices such as cooled radio-frequency ablation devices that block or degenerate peripheral nerves involved in conducting pain signals. Avanos Medical, Inc. markets these medical devices in the U.S. Additional non-opioid products or entirely different approaches may also be developed for pain management by one or more of our competitors.

Government Regulation
In the U.S., prescription drug and medical device products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the research, development, testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. Outside the U.S., prescription drug and medical device products are regulated by comparable agencies (including the EMA and MHRA in the E.U. and U.K. as well as authorities in Canada and Latin America), laws and regulations. Failure to comply with applicable regulatory requirements may result in, among other things, refusal to approve pending applications, withdrawal of an approval, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, debarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on the Company.
Regulatory Environment
Pharmaceuticals
In the U.S., generally the FDA must approve any new drug, including a new use of a previously approved drug, before marketing of the drug occurs in the U.S. This process generally involves:
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 24

Table of Contents,
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
Some clinical trials may be overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and requires the expenditure of substantial resources. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA. In addition, sponsors may elect to conduct, or be required by the FDA to, conduct post-approval clinical trials to further assess the drug’s safety or effectiveness after NDA approval, generate new data and best-practice administration techniques. Studies in an indication after approval are typically referred to as Phase 4 clinical trials.

The requirements for drug approval and the clinical trials that approvals are based on are similar in other countries, however each regulatory agency will have differing policies, procedures and processes that we must comply with in each market we wish to sell our products in. There also can be no assurance that approval or utilization of our products will be identical in different jurisdictions. For example, EXPAREL is approved in femoral nerve block for treatment of post-operative pain in adults in Europe, but the FDA has not approved this indication in the U.S.
Medical Devices
In the U.S., the Medical Device Amendments of 1976 to the FDCA and its subsequent amendments regulate the design, manufacture and marketing of medical devices. Medical devices that require notification submitted as a 510(k) clearance request must be reviewed and cleared by the FDA before we can begin marketing them. To request 510(k) clearance, we must be able to demonstrate that the medical device is substantially equivalent to a previously cleared and legally marketed 510(k) medical device. Medical devices require extensive clinical testing which consists of safety and efficacy studies, followed by pre-market approval, or PMA, applications for specific surgical indications. The FDA’s Quality System Regulations, or QSRs, set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products. A new indication for 510(k) clearance may or may not require a clinical trial—for instance, expanding the use of iovera° to treat spasticity will, and we expect to commence a clinical trial in 2022.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 25

Table of Contents,
Review and Approval Process
Pharmaceuticals
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA requesting approval to market the product for one or more indications. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things. In addition, 505(b)(2) applications must contain a patent certification for each patent listed in the FDA’s Orange Book that covers the drug referenced in the application and upon which the third-party studies were conducted. For some drugs, the FDA may require Risk Evaluation and Mitigation Strategies, or REMS, which could include medication guides, physician communication plans or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Currently, the FDA does not require a REMS for EXPAREL but the EMA and MHRA do.
If the FDA accepts a submission for substantive review, the FDA typically reviews the NDA in accordance with established timeframes. Under PDUFA, the FDA establishes goals for NDA review time through a two-tiered classification system: Priority Review and Standard Review. A Priority Review designation is given to drugs that address an unmet medical need by offering major advances in treatment or providing a treatment where no adequate therapy currently exists. Standard Review applies to all applications that are not eligible for Priority Review. The FDA aims to complete Standard Reviews of NDAs within 12 months of submission (ten months after the Day 60 filing date) and Priority Reviews within eight months of submission (six months after the Day 60 filing date). For an sNDA, the FDA aims to complete its Standard Review within 10 months of submission and Priority Reviews within six months of submission. Review processes may sometimes extend beyond these target completion dates due to FDA requests for additional information or clarification, difficulties scheduling an advisory committee meeting, negotiations regarding REMS or FDA workload issues, but in general under PDUFA the FDA is supposed to complete its reviews within the target timeframes despite these factors. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to the application’s approval. The recommendations of an advisory committee do not bind the FDA, but the FDA generally follows such recommendations.
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
After the FDA evaluates the NDA and the manufacturing facilities, it may issue an approval letter or a Complete Response Letter, or CRL, to indicate that the review cycle for an application is complete and that the application is not ready for approval. CRLs generally outline the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. If the FDA requires a REMS plan, it could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may approve an NDA contingent on, among other things, changes to proposed labeling, a commitment to conduct one or more post-market studies or clinical trials and the correction of identified manufacturing deficiencies, including the development of adequate controls and specifications. If and when the deficiencies have been addressed to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.
Outside the U.S., although timelines vary as do specific regulatory procedures, the same general principals hold including the potential for a REMS plan which could entail other requirements, including but not limited to patient registries and risk minimization tools.
Medical Devices
In the U.S., authorization to bring a medical device to market is generally obtained in one of two ways. The first pathway, a pre-market notification (the 510(k) process), requires demonstration that the new device is substantially equivalent to an already legally marketed medical device. The second pathway, a PMA, requires an independent demonstration that a medical
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 26

Table of Contents,
device is safe and effective for its intended use. In general, PMAs require a much longer time horizon and can be much more expensive than obtaining clearance through the 510(k) process. A PMA must be submitted to the FDA if it is determined that the device is not eligible for the 510(k) clearance process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical and clinical trials, manufacturing and labeling to demonstrate reasonable evidence of the device’s safety and efficacy to the FDA’s satisfaction.

To obtain 510(k) clearance, we must file with the FDA a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. 510(k) clearance for a predecessor device to iovera° was first obtained in March 2009 when the focus of MyoScience was cosmetic applications (i.e. facial wrinkle reduction). The MyoScience business focus shifted to pain management in 2014, and since then there have been a number of advancements that led to three additional 510(k) submissions and clearances to support iovera° and the subsequent growth of the iovera° product line.

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
Post-Approval Requirements
Pharmaceuticals
After approval, the NDA sponsor must comply with comprehensive requirements governing, among other things, drug listing, recordkeeping, manufacturing, marketing activities, product sampling, distribution and annual reporting. Additionally, adverse events must be reported to the FDA in a timely fashion, and pharmacovigilance programs to proactively look for adverse events are mandated by the FDA. An adverse event is any undesirable experience associated with the use of a medical product in a patient. A serious adverse event is an adverse event that results in death, is life-threatening or results in hospitalization or disability, among other things. If the events suggest a new safety signal for the drug in question, that could lead to the need for additional safety statements in the labeling of the product or additional REMS. Additionally, adverse events found in other drugs could also mean that we have to abide by additional safety measures and include warnings in our labeling. Similar reporting and pharmacovigilance obligations exist with regulatory agencies outside the U.S.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 27

Table of Contents,
If new safety issues are identified following approval, the FDA can require the NDA sponsor to revise the approved labeling to reflect the new safety information; conduct post-market studies or clinical trials to assess the new safety information and implement a REMS program to mitigate newly identified risks. The FDA may also require post-approval testing, including Phase 4 trials, and surveillance programs to monitor the effect of approved products which have been commercialized, and the FDA has the authority to prevent or limit further marketing of a product based on the results of these post-marketing programs. Drugs may be marketed only for approved indications and in accordance with the provisions of the FDA-approved label. Further, if we modify a drug, including any changes in indications, labeling or manufacturing processes or facilities, the FDA may require us to submit and obtain FDA approval of a new or supplemental NDA, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 28

Table of Contents,
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

International Regulation
In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials and the commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process and requirements vary from country to country, and the time may be longer or shorter than that necessary for FDA approval.
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
As with FDA, EMA or MHRA approval, we may not be able to secure additional regulatory approvals in a timely manner, if at all. Additionally, as in the U.S., post-approval regulatory requirements, such as those regarding product manufacture, marketing or distribution would apply to any product that is approved in Europe, the U.K., Canada and Latin America, and failure to comply with such obligations could have a material adverse effect on our ability to successfully commercialize any product.
In addition to regulations in Europe and the U.S., we will be subject to regulations governing clinical trials, product approvals, and commercial distribution in the U.K, Canada, Latin America and any other jurisdictions in which EXPAREL, ZILRETTA, iovera° or any other future product is approved.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 29

Table of Contents,
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
Marketing/Data Exclusivity
Market exclusivity provisions under the FDCA can delay the submission or approval of certain applications of other companies seeking to reference another company’s NDA. The FDA may grant three or five years of marketing exclusivity in the U.S. for the approval of new or supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages or dosage forms of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are essential to the approval of the application. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application, or ANDA, or a Section 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, such an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. Additionally, six months of marketing exclusivity in the U.S. is available under Section 505A of the FDCA if, in response to a written request from the FDA, a sponsor submits and the agency accepts requested information relating to the use of the approved drug in the pediatric population. This six-month pediatric exclusivity period is not a standalone exclusivity period, but rather is added to any existing patent or non-patent exclusivity period for which the drug product is eligible. In the past, based on our clinical trial program for EXPAREL, the FDA granted three years of marketing exclusivity to EXPAREL, which expired in October 2014. In Europe, manufacturers qualify for 8 years of data exclusivity upon marketing authorization approval and an additional two years of market exclusivity, for a total of 10 years of regulatory exclusivity.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 30

Table of Contents,
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 31

Table of Contents,
Regenerative Medicine Advanced Therapies
As part of the 21st Century Cures Act, Congress amended the FDCA to create the regenerative medicine advanced therapies, or RMAT, designation. The RMAT designation is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. RMAT covers cell therapies, gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. A sponsor may request that the FDA designate a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. The FDA has 60 calendar days to determine whether the criteria are met, including whether there is preliminary clinical evidence indicating the potential to address unmet medical needs for a serious or life-threatening disease or condition. A Biologics License Application (BLA) for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
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
Environmental Matters
Our research and development processes and our manufacturing processes involve the controlled use of hazardous materials and chemicals and produce waste products, including pharmaceutical residues. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, including those related to pharmaceutical residues. While we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business. It is possible, however, that environmental issues may arise in the future which we cannot now predict.
We are working towards improving our sustainable footprint through key practices like waste reduction, water recycling, and using energy efficient equipment where possible. We have a focus on raising awareness and educating associates on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our manufacturing facilities and corporate offices. For example, at our internal manufacturing facilities we have addressed our use and recycling of paper products, aluminum cans, glass, electronics and plastic, as well as disposal of non-recyclables and effective water management.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 32

Table of Contents,
Cybersecurity
We operate a risk-based cybersecurity program dedicated to protecting the confidentiality, integrity and availability of our information. We utilize a layered approach in protecting against, and the detection of, cyber-attacks, and leverage outside partnerships to gain intelligence on threats and continue to adjust our protection mechanisms to be effective. All employees receive information security training (including data protection and fraud awareness) on an annual basis, and we use state-of-the-art technology to monitor systems for anomalous behavior. In the event an incident were to occur, a Security Incident Response Team would be convened that consists of members from many functions, including legal counsel. Additionally, we carry a Cyber Insurance policy to help cover investigation and mitigation expenses.

Although we have numerous controls to protect against common attacks, some attacks may still be effective. Our controls are designed to detect, triage and eradicate these attacks. Over the past three years, there have been no known material breaches, and no expenses related to the investigation of such breaches.
Corporate Citizenship
We are the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as a rescue therapy only. We are dedicated to the principles of social responsibility and good corporate governance. Our Board of Directors is comprised of industry leaders with extensive and diverse experience spanning business and scientific leadership. We hold ourselves to the highest standards and our Code of Business Conduct and Ethics reflects the business practices and principles of behavior that support this commitment. We are deeply invested in the welfare of our patients and employees, the environment and the communities where we live and work. We conduct our operations and manage our product and pipeline programs in a responsible manner and strive to comply with applicable laws, rules and regulations.
In 2021, we provided support for charitable medical missions in Honduras and Ghana by donating EXPAREL to help support surgeries for patients in need and have also supported the Louisiana State University Opioid Minimization Initiative as well as made a commitment to donate EXPAREL to not-for-profit children’s hospitals each year over the next three years.
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
•Teamwork: The cornerstone of our business success

Total Rewards

In order to attract and retain talent, we maintain broad-based benefits that are provided to all employees, including our 401(k) retirement plan with an employer matching contribution, employee stock purchase plan, flexible spending accounts, medical, dental and vision care plans, healthcare and dependent care savings accounts, life insurance, short- and long-term disability policies, paid vacation, paid sick time and paid company holidays. Additionally, we reward employees driving significant value creation with a variety of long-term and short-term incentives including a recognition platform, annual performance bonuses, stock options, restricted stock units and a long-term performance cash incentive. We also offer our executives the opportunity to participate in a deferred compensation plan with an employer match. We encourage our employees to give back in their communities and offer one paid day off per year to volunteer. We regularly benchmark our
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 33

Table of Contents,
rewards programs, adjusting as needed, to ensure our total rewards are competitive. We are committed to paying all our employees a fair and living wage.

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

Employee Wellbeing, Health and Safety

Pacira is committed to the total wellbeing of our employees and their families. We offer a range of benefits designed to meet individual needs and help employees and their families live healthy lives. This includes a variety of tools to promote total wellbeing in the areas of health, wealth, work and life to keep our employees and their families healthy, lower their healthcare costs and reduce stress. For example, we provide access to free biometric screenings, an employee assistance program, or EAP, and host in-person and webinar trainings on stress management and other EAP benefits, access to telemedicine including mental health visits, a health advocate service to help employees and their families navigate the healthcare system, activity challenges and more. We offer our eligible employees flexible work arrangements—including remote working opportunities, flexible schedules and reduced schedules to help achieve an appropriate work/life balance. Benefits that protect financial wellbeing are also provided, including but not limited to: a paid parental leave benefit, insurance to help protect assets during times of short- and long-term disability, life insurance and accidental death and dismemberment insurance, financial education seminars on savings, debt and other financial topics, access to discounts on a variety of products and services and incentives to engage in a new or maintain a wellbeing activity. In addition, we maintain a recognition program based on our core values, known as Celebrate, through which we recognize each other’s commitment to making a meaningful difference for our patients and communities and create a shared culture where everyone is responsible for living up to and sustaining our core values.

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

Diversity, Equity and Inclusion

We are committed to intentionally cultivating a culture of inclusion where all feel welcomed and valued for their backgrounds, perspectives and experiences. We hold one another accountable to promote trust and transparency in support of our communities and collective purpose. In support of this diversity, equity and inclusion vision, we have developed a strategy and multi-year roadmap, prioritizing education and training, and have also developed a global labor and human rights policy. Our executive team and senior leaders have received training on Unconscious Bias and Inclusive Leadership. We list our job postings on state job banks and distribute them to community engaged veteran, minority, women and diversity organizations. We are committed to evaluating our people processes to ensure we are attracting, developing, promoting and retaining diverse talent.

In 2018, we established P.O.W.E.R. (Preparing Our Women for Excellence and Results), an employee resource group open to all Pacira colleagues, focused on promoting leadership values, fostering a community of support and the advancement of women through professional development and networking opportunities.

In 2020, we established a cross-functional diversity, equity and inclusion employee council to serve as an advisory board, comprised of employees who lead, advocate for, inform and communicate our corporate diversity, equity and inclusion strategic initiatives around four key areas: leadership development, diversity recruiting, culture and communications.

COVID-19 Pandemic

The health and safety of our employees has always been important to us, which is why we took responsible action in response to the COVID-19 pandemic. We covered the cost of COVID-19 testing and treatment for our employees and covered family members under our benefit plans and extended our paid sick leave for COVID-related absences. We amended our 401(k)
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 34

Table of Contents,
savings plan to enhance loan eligibility and repayment terms and to permit certain distributions. We implemented additional safety protocols and guidelines at our manufacturing sites and required our non-manufacturing personnel to work from home, including our field sales force and clinical education teams which continue to support our customers remotely. With the reopening of many states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with these remote efforts, has occurred across all sites of care, with more focus on physician offices and ASCs. Our offices have since re-opened with strict safety, social distancing and hygiene guidelines implemented, and we continue to support remote working as appropriate.

Employees

As of December 31, 2021, we had 697 employees, all of which are full-time. 30 of these employees are Flexion employees who remain with us on a transitional basis of up to eight months. All of our employees are based in the U.S. except for nine located in England and one located in the Netherlands. None of our employees are represented by a labor union, and we consider our current employee relations to be good.

Available Information
Our corporate website is located at www.pacira.com. We file reports and other information with the United States Securities and Exchange Commission, or SEC, as required by the Exchange Act, which are accessible on the SEC’s website at www.sec.gov. We also make available free of charge through our website our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our corporate website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the sections entitled “Investors” and “News,” as a source of information about us. The foregoing references to our corporate website are not intended to, nor shall they be deemed to, incorporate information on our corporate website into this Annual Report by reference, and the inclusion of our website address in this Annual Report is an inactive textual reference only and is not intended to be an active link to our website.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 35

Table of Contents,

Item 1A.    Risk Factors
In addition to the other information in this Annual Report, any of the factors set forth below could significantly and negatively affect our business, financial condition, results of operations or prospects. The trading price of our common stock may decline due to these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 1 of this Annual Report. These risk factors are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Risks Related to the Development and Commercialization of our Products and Product Candidates
Our success depends primarily on our ability to successfully commercialize EXPAREL and ZILRETTA.
We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was first approved by the FDA on October 28, 2011 and commercially launched in April 2012. EXPAREL was approved by the EC on November 16, 2020. During 2021, sales of EXPAREL accounted for 94% of our total revenue, and we expect EXPAREL sales will remain of primary importance for the foreseeable future. We added ZILRETTA to our product portfolio upon completing the Flexion Acquisition in November 2021 and it accounted for 2% of our total revenue in 2021, all of which was recognized during the six weeks after the acquisition. Our success primarily depends on our ability to continue to effectively commercialize EXPAREL and ZILRETTA. Our ability to effectively generate revenues from EXPAREL and ZILRETTA will depend on our ability to, among other things:
•create market demand for EXPAREL and ZILRETTA through our marketing and sales activities and other arrangements established for their promotion;
•train, deploy and support a qualified sales force;
•secure formulary approvals for EXPAREL at a substantial number of targeted hospitals and ASCs;
•manufacture EXPAREL and ZILRETTA in sufficient quantities in compliance with requirements of regulatory agencies and at acceptable quality and pricing levels in order to meet commercial demand;
•implement and maintain agreements with wholesalers and distributors on commercially reasonable terms;
•receive adequate levels of coverage and reimbursement for EXPAREL and ZILRETTA from commercial health plans and governmental health programs;
•maintain compliance with regulatory requirements;
•obtain regulatory approvals for additional indications and geographic expansion for the use of EXPAREL and ZILRETTA;
•ensure that our entire supply chain efficiently and consistently delivers EXPAREL and ZILRETTA to our customers; and
•maintain and defend our patent protection and regulatory exclusivity for EXPAREL and ZILRETTA.
Any disruption in our ability to generate revenues from the sale of EXPAREL and ZILRETTA will have a material and adverse impact on our results of operations.
Our efforts to successfully commercialize EXPAREL and ZILRETTA are subject to many internal and external challenges and if we cannot overcome these challenges in a timely manner, our future revenues and profits could be materially and adversely impacted.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 36

Table of Contents,
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
ZILRETTA is only approved for the management of OA pain of the knee for patients in the U.S. Successful commercialization of ZILRETTA is subject to many risks. Market acceptance of ZILRETTA will depend on a number of factors, including:
•the efficacy and safety as demonstrated in clinical trials;
•the ability to demonstrate the impact of real-world evidence;
•the timing and market introduction of competitive products;
•the product label and clinical indications for which the product is approved;
•acceptance by physicians, the medical community and patients of the product as a safe and effective treatment;
•the ability to distinguish safety and efficacy from existing, less expensive generic alternative therapies;
•the convenience of prescribing, administrating and initiating patients on the product;
•the potential and perceived advantages or value of the product over alternative treatments;
•the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•the economics of a buy-and-bill product and discounts and rebates we offer;
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 37

Table of Contents,
•the availability of coverage and adequate reimbursement by third-party payers and government authorities to support pricing;
•the prevalence and severity of adverse side effects; and
•the effectiveness of sales and marketing efforts.
If ZILRETTA does not achieve a broader level of acceptance among physicians, patients and third-party payers, we may not generate meaningful revenues from ZILRETTA, and our business, financial condition and results of operations may suffer.
If we are unable to achieve and maintain adequate levels of third-party payer coverage and reimbursement for any product we may offer, on reasonable pricing terms, that product’s commercial success may be severely hindered.
ZILRETTA is a physician-administered product, and therefore physicians are required to purchase and manage the inventory of ZILRETTA, prior to administering the product to patients. Physicians obtain reimbursement for ZILRETTA from the applicable third-party payer, such as Medicare or a health insurance company, only after it has been administered to patients. This is called a “buy and bill” process. Because physicians are at financial risk for the cost of a “buy and bill” product until they have been reimbursed, concerns about reimbursement can impact a physician’s decision to use the product. The future growth of ZILRETTA depends on the availability of coverage and adequate reimbursement from third-party payers, including commercial payers, governmental healthcare programs, such as Medicare and Medicaid and managed care organizations, among others. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payers are critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. The resulting reimbursement payment rates for ZILRETTA might not be adequate or may require co-payments that patients find unacceptably high. If coverage and reimbursement for ZILRETTA are not available or only available at limited levels, we may not be able to successfully commercialize ZILRETTA, which could have a material adverse effect on our business, results of operations and financial condition.
We face significant competition from other pharmaceutical, medical device and biotechnology companies. Our operating results will suffer if we fail to compete effectively.
The pharmaceutical, medical device and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our major competitors include organizations such as major multinational pharmaceutical and medical device companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as larger research and development staff, more extensive marketing, distribution, sales and manufacturing organizations and experience, more extensive clinical trial and regulatory experience, expertise in prosecution of intellectual property rights and access to development resources like personnel and technology. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies, drug products and medical devices that are more effective or less costly than EXPAREL, ZILRETTA, iovera° or any product candidate that we are currently developing or that we may develop, license or acquire, which could render our products obsolete and noncompetitive or significantly harm the commercial opportunity for EXPAREL, ZILRETTA, iovera° or our product candidates.
As a result of these factors, our competitors may obtain patent protection or other intellectual property rights that may limit our ability to develop other indications for, or commercialize, EXPAREL, ZILRETTA, iovera° or our product candidates. Our competitors may also develop drugs or medical devices that are safer, more effective, useful or less costly than ours and may be more successful than us in manufacturing and marketing their products.
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an NSAID is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. EXPAREL also competes with currently marketed non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs. EXPAREL also competes with elastomeric bags/catheter devices intended to provide bupivacaine over several days.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 38

Table of Contents,
ZILRETTA competes with immediate-release steroids and hyaluronic acid-containing products, as well as stem cell and PRP injections. Immediate-release TA and other injectable immediate-release steroids, which are the current IA standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the pricing for ZILRETTA. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payers, and patients. Although we believe the proven and extended pain relief evidenced in clinical trials demonstrate that ZILRETTA represents a clinically meaningful and highly efficacious option, it is possible that we will receive data from additional clinical trials or in a post-marketing setting from physician and patient experiences with the commercial product that does not continue to support such interpretations.
The iovera° system competes with cryotherapy devices as well as other devices such as cooled radio-frequency ablation devices that block or degenerate peripheral nerves involved in conducting pain signals.
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
If we are unable to establish and maintain effective marketing and sales capabilities or enter into agreements with third parties to market and sell our products, we may be unable to generate additional product revenues.
We are continuing to build our commercial infrastructure for the marketing, sale and distribution of pharmaceutical products. In order to continue commercializing our products effectively, we must continue to build our marketing, sales and distribution capabilities. The establishment, development and training of our sales force and related compliance plans to market our products is expensive and time consuming. In the event we are not successful in further developing our marketing and sales infrastructure, we may not be able to continue to successfully commercialize our products, including outside the U.S., which would limit our ability to generate additional product revenues.
In addition to our internal marketing and sales efforts, we have entered into agreements with third-party distributors to promote and sell EXPAREL in certain territories. For example, we previously had a co-promotion agreement with DePuy Synthes to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market which we terminated effective January 2021. Additionally, in March 2020, Flexion entered into an exclusive license agreement with HK Tainuo and Jiangsu Tainuo for the development and commercialization (other than manufacturing) of ZILRETTA in Greater China. There can be no assurance that such distributors and promoters will be successful in marketing and promoting our products.
We may seek additional distribution arrangements in the future, including arrangements with third-party distributors to commercialize and sell our products in certain foreign countries. The use of distributors involves certain risks, including risks that such distributors will:
•not effectively distribute or support our products;
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 39

Table of Contents,
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
We rely on third parties to perform many essential services for EXPAREL, ZILRETTA and iovera° and will rely on third parties for any other products that we commercialize. If these third parties fail to perform as expected or to comply with legal and regulatory requirements, our ability to commercialize EXPAREL, ZILRETTA and iovera° will be significantly impacted and we may be subject to regulatory sanctions.
We have entered into agreements with third-party service providers to perform a variety of functions related to the sale and distribution of EXPAREL, ZILRETTA and iovera°, key aspects of which are out of our direct control. These service providers provide key services related to customer service support, warehousing and inventory program services, distribution services, contract administration and chargeback processing services, accounts receivable management and cash application services, financial management and information technology services. In addition, our inventory is stored at two warehouses maintained by two service providers. We substantially rely on these providers as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.
Distribution of our pMVL-based products, including EXPAREL, requires cold-chain distribution provided by third parties, whereby the product must be maintained between specified temperatures. If a problem occurs in our cold-chain distribution processes, whether through our failure to maintain our products or product candidates between specified temperatures or because of a failure of one of our distributors or partners to maintain the temperature of the products or product candidates, the product or product candidate could be adulterated and rendered unusable. We have obtained limited inventory and cargo insurance coverage for our products. However, our insurance coverage may not reimburse us or may not be sufficient to reimburse us for any expenses or losses we may suffer. This could have a material adverse effect on our business, financial condition, results of operations and reputation.
We may need to increase the size of our organization and effectively manage our sales force, and we may experience difficulties in managing growth.
As of December 31, 2021, we had 697 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL, ZILRETTA and iovera°. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly in marketing positions, due to competition for personnel among pharmaceutical and medical device businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:
•continue the hiring and training of an effective commercial organization for the commercialization of EXPAREL, ZILRETTA and iovera°, and establish appropriate systems, policies and infrastructure to support that organization;
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 40

Table of Contents,
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
We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical, medical device and other businesses, as well as universities, non-profit research organizations and government entities, particularly in Tampa, Florida; San Diego, California and northern New Jersey. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on the development and manufacturing expertise for our products and pMVL drug delivery technology and the commercialization expertise of certain members of our senior management. In particular, we are highly dependent on the skills and leadership of our senior management team. If we lose one or more of these key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited talent pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for EXPAREL, ZILRETTA, iovera° or product candidates that we may develop and may have to limit their commercialization.
The use of EXPAREL, ZILRETTA, iovera° and any product candidates that we may develop, license or acquire in clinical trials and the sale of any products for which we obtain regulatory approval expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers or others using, administering or selling our products. We have been a party of these suits in the past and may be again in the future. If we cannot successfully defend ourselves against these claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 41

Table of Contents,
If we fail to manufacture our products in sufficient quantities and at acceptable quality and pricing levels, or to fully comply with CGMP regulations, we may face delays in the commercialization of these products or be unable to meet market demand, and may lose potential revenues.
The manufacture of EXPAREL and ZILRETTA requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including the FDA’s regulations governing CGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our manufacturing partner to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.
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
To successfully meet future customer demand for EXPAREL, ZILRETTA and iovera°, we may need to expand our existing commercial manufacturing facilities or establish large-scale commercial manufacturing capabilities. In addition, as our drug development pipeline increases and matures, we will have a greater need for clinical trial and commercial manufacturing capacity. As a result, we must continue to improve our manufacturing processes to allow us to reduce our production costs. We may not be able to manufacture our drugs and/or medical devices at a cost or in quantities necessary to be commercially successful.
The build-up or other expansion of our internal manufacturing capabilities for EXPAREL production in San Diego, California and co-production capabilities for EXPAREL and ZILRETTA at Thermo Fisher’s Swindon, England site, exposes us to significant up-front fixed costs. If market demand for our products does not align with our expanded manufacturing capacity, we may be unable to offset these costs and to achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses. Alternatively, if we experience demand for our products in excess of our estimates, our facilities may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. Our ability to meet such excess demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.
In addition, the procurement time for the equipment that we use to manufacture EXPAREL and ZILRETTA requires long lead times. Therefore, we may experience delays, additional or unexpected costs and other adverse events in connection with our capacity expansion projects, including those associated with potential delays in the procurement of manufacturing equipment required to manufacture EXPAREL or ZILRETTA.
In addition to expanding our internal manufacturing facilities, we may enter into arrangements with third parties to supply, manufacture, package, test and/or store EXPAREL, ZILRETTA, iovera° or our other products, such as our manufacturing arrangements with Thermo Fisher and Providien. Entering into such arrangements requires testing and compliance inspections, regulatory agency approvals and development of the processes and facilities necessary for the production of our products. Such arrangements also involve additional risks, many of which would be outside of our control. Such risks include disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of such third-party manufacturers to comply with CGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing process, loss of control of our complex manufacturing process, inabilities to fulfill our commercial needs and financial risks in connection with our investment in setting up a third-party manufacturing process, such as the substantial capital outlays that were required by us to assist in setting up our manufacturing process at Thermo Fisher’s facility.
If we are unable to timely achieve and maintain satisfactory production yields and quality, whether through our internal manufacturing capabilities or arrangements with contract manufacturers, our relationships with potential customers and overall reputation may be harmed and our revenues could decrease.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 42

Table of Contents,
Our inability to continue manufacturing adequate supplies of our products could result in a disruption in the supply to our customers and partners, which could have a material adverse impact on our business and results of operations.
EXPAREL is currently manufactured at our facilities in San Diego, California; both EXPAREL and ZILRETTA are currently manufactured at the Thermo Fisher facility in Swindon, England and iovera° is currently manufactured at our facilities in San Diego, California; Fremont, California and at the Providien facility in Tijuana, Mexico. These facilities are the only currently approved sites for manufacturing EXPAREL, ZILRETTA and iovera° in the world. We may experience temporary or prolonged suspensions in production of our products due to issues in our manufacturing process that must be remediated or in response to inspections conducted by the FDA or similar foreign regulatory authorities, which could have a material adverse effect on our business, financial position and results of operations.
Our San Diego and Fremont facilities in California, the Thermo Fisher facility in Swindon, England and the Providien facility in Tijuana, Mexico are also subject to the risks of a natural or man-made disaster, including earthquakes, floods and fires, or other business disruptions. In addition, we have obtained limited property and business interruption insurance coverage for our manufacturing sites in San Diego, Fremont, England and Mexico. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for EXPAREL, ZILRETTA or iovera° if there were a catastrophic event or failure of our current manufacturing systems. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval and would be very time consuming. An inability to continue manufacturing adequate supplies of EXPAREL, ZILRETTA or iovera° at our facilities could result in a disruption in the supply of these products to our customers and partners and a breach of our contractual obligations to such counterparties.
Our co-production and other agreements with Thermo Fisher may involve unanticipated expenses and delays.
We and Thermo Fisher have entered into a Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement. Under these agreements, Thermo Fisher undertook certain technical transfer activities and construction services to prepare Thermo Fisher’s Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites, of which the first suite received FDA approval in May 2018 and began commercial production in February 2019. In August 2021, the second EXPAREL suite received FDA approval and began commercial production. We agreed with Thermo Fisher, among other things, to provide them with the process equipment necessary to manufacture EXPAREL in these suites.
Prior to the Flexion Acquisition, Flexion and Thermo Fisher entered into the ZILRETTA Manufacturing and Supply Agreement and the ZILRETTA Technical Transfer and Service Agreement related to the manufacture of ZILRETTA at the same Thermo Fisher site in Swindon, England where our EXPAREL suites are located. Thermo Fisher agreed to undertake certain transfer activities and construction services needed to prepare its facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. Flexion provided Thermo Fisher with certain equipment and materials necessary to manufacture ZILRETTA.
The Thermo Fisher facilities require regulatory approval prior to any production and manufacturing of EXPAREL and ZILRETTA. While we have anticipated and budgeted for additional capital expenditures associated with the Thermo Fisher suites for both EXPAREL and ZILRETTA, if the Thermo Fisher suites do not maintain their regulatory approvals (or fail to receive any additional regulatory approvals that may be needed in the future), this could have a material adverse effect on our business, financial position and results of operations.
Further, the production under these agreements involve additional risks, many of which would be outside of our control, such as disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of Thermo Fisher to comply with CGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing processes, loss of control of our complex manufacturing processes and inabilities to fulfill our commercial needs.
We rely on third parties for the timely supply of specified raw materials and equipment for the manufacture of EXPAREL, ZILRETTA and iovera°. Although we actively manage these third-party relationships to provide continuity and quality, some events which are beyond our control could result in the complete or partial failure of these goods and services. Any such failure could have a material adverse effect on our financial condition and operations.
We purchase certain raw materials and equipment from various suppliers in order to manufacture our products. The acquisition of certain of these materials may require considerable lead times, and our ability to source such materials is also dependent on logistics providers. If we are unable to source the required raw materials and equipment from our suppliers on a timely basis and in accordance with our specifications, we may experience delays in manufacturing and may not be able to meet our customers’ or partners’ demands for our products. Additionally, we have some sole sources of supply for certain materials
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 43

Table of Contents,
and equipment used in our manufacturing processes. Should the need arise to qualify additional suppliers or change suppliers, we could bear substantial costs and could fail to maintain adequate production levels to meet demand for our products. In addition, we and our third-party suppliers must comply with federal, state and foreign regulations, including CGMP regulations, and any failure to comply with applicable regulations, or failure of government agencies to provide necessary authorizations, may harm our ability to manufacture and commercialize our products on a timely and competitive basis, which could result in decreased product sales and lower revenues.
As the global impact of COVID-19 continues, we may experience additional disruptions that could severely impact our supply chain, which would disrupt our clinical trials and commercialization efforts. To the extent that our vendors are unable to comply with their obligations under our agreements or cannot deliver goods or services timely, our ability to continue meeting commercial demand for our products or advancing development of our product candidates may become impaired.
Additionally, we could incur higher costs for certain goods or services due to inflation or increased freight costs. While global industry-wide logistics challenges did not negatively impact us during the year ended December 31, 2021, we may experience such challenges in 2022. We also rely on international shipping to transport our products to their various geographic markets. During the year ended December 31, 2021, international shipping to the U.S. was disrupted and delayed due to congestion in west coast ports. Continued or additional delays in shipping may cause us to have to use more costly methods to ship our products. In addition, global inflation may contribute to higher incremental freight costs and such inflation may result in higher freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand, strained relationships with customers, including wholesales, and diminished brand loyalty. Despite our actions to mitigate these impacts, we may still be impacted by global logistics challenges in 2022.
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
We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical and medical device companies and other competitors, including public and private research organizations, academic institutions and government agencies, in our efforts to establish new collaborations and in-licensing opportunities. These competitors may have access to greater financial resources, research and development staffs and facilities than us and may have greater expertise in identifying and evaluating new opportunities. We may not be successful in locating and acquiring or in-licensing additional desirable product candidates on acceptable terms or at all. We may also not be successful in developing or commercializing our current product candidates. Such efforts may require the dedication of significant financial and personnel resources, and any diversion of resources may also disrupt our management from expanding on EXPAREL, ZILRETTA or iovera° sales. Moreover, we may
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 44

Table of Contents,
devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
We make substantial investments in research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The industry in which we compete is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements and evolving industry standards, and new delivery methods. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. If we fail to develop new and enhanced products and technologies, if we focus on products and technologies that do not become widely adopted, or if new competitive products and technologies that we do not support become widely accepted, demand for our products may be reduced. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
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
Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, human error, unauthorized access, natural disasters, intentional acts of vandalism, terrorism, war and network, telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed clinical trials for our products could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, reputation damage and harm to our business operations.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 45

Table of Contents,
Clinical trials are expensive, lengthy and have uncertain outcomes, and results of earlier studies and trials may not be predictive of future trial results. Clinical trials may fail to demonstrate the safety and efficacy of our drug products or medical devices, which could prevent or significantly delay obtaining regulatory approval.
Prior to receiving approval to commercialize any of our drug products or medical devices, we must demonstrate with scientifically appropriate and statistically sound evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities, that each of the products are both safe and effective. For each drug product, we will need to demonstrate its efficacy and monitor its safety throughout the process. Clinical trials are expensive and can take many years to complete, and their outcomes are inherently uncertain. If such development is unsuccessful, our business and reputation would be harmed and our stock price would be adversely affected.
All of our drug and medical device products are prone to the risks of failure inherent in development. Clinical trials of new drug and medical device products sufficient to obtain regulatory approval are expensive and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process which could delay or prevent us from receiving regulatory approval or commercializing our products. In addition, the results of pre-clinical studies and early stage clinical trials of our products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our products is promising, such data may not be sufficient to support approval by regulatory agencies. Pre-clinical and clinical data can be interpreted in different ways, and results generated in our completed clinical trials do not ensure that any future clinical trials will be successful or consistent with the results generated in previous trials.
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

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 46

Table of Contents,
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
Guidelines and recommendations published by various organizations could reduce the demand for or use of our products.
Government agencies promulgate regulations and guidelines directly applicable to us and to our products and product candidates. In addition, professional societies, practice management groups, private health and science foundations and other organizations from time to time may publish papers, guidelines or recommendations to the healthcare and patient communities with respect to specific products or classes of products. Recommendations of government agencies or these other groups or organizations may relate to such matters as usage, dosage, route of administration and use of concomitant therapies. Recommendations or guidelines that do not recognize a product, suggest limitations or inadequacies of a product or suggest the use of competitive or alternative products as the standard of care to be followed by patients and healthcare providers could result in decreased use or adoption of any of our products which could have an adverse impact on our business, financial condition and results of operations.

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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 47

Table of Contents,
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

In April 2015, we received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey, requiring the production of a broad range of documents pertaining to marketing and promotional practices related to EXPAREL. In July 2020, we formally entered into settlement agreements that resolved all outstanding investigations and claims by the U.S. Department of Justice, the U.S. of Health and Human Services, various States Attorneys’ General and a private plaintiff (the “Plaintiffs”). This agreement concluded a five-year investigation related to the sale and marketing of EXPAREL. Under the various settlement agreements, we paid a global settlement of $3.5 million. As part of the settlement, we admitted to no wrongdoing and explicitly denied the Plaintiffs’ allegations. We have been given assurances that this concluded the investigation that originated from the U.S. Department of Justice subpoena in April 2015.

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
The FDA, as a condition of the EXPAREL NDA approval on October 28, 2011, has required us to study EXPAREL in pediatric patients as a post-marketing requirement. We have agreed to a trial timeline where we will study successive pediatric patient subpopulations. In December 2019, we announced positive results for our extended pharmacokinetic and safety study for local analgesia in children aged 6 to 17 undergoing cardiovascular or spine surgeries. Those positive results provided the foundation for an sNDA submission which was approved by the FDA in March 2021. Additionally, we are in negotiations with the FDA and EMA for clarity on other pediatric study obligations for children aged zero to less than six years old. These trials will be expensive and time consuming and we are required to meet the timelines for submission of protocols and data and for completion as agreed with the FDA and EMA, and we may be delayed in meeting such timelines. We are required to conduct
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 48

Table of Contents,
these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective. The failure to conduct these pediatric trials or to meet applicable deadlines could result in the imposition of sanctions, including, among other things, issuance of warnings letters or imposition of seizures or injunctions.
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
If concerns are raised regarding the safety of a new product candidate as a result of undesirable side effects identified during clinical testing, a regulatory authority may decline to approve the drug or medical device or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the product. Undesirable side effects caused by our products or any product candidate could also result in the inclusion of unfavorable information in our product labeling, imposition of distribution or use restrictions, a requirement to conduct post-market studies or to implement a risk evaluation and mitigation strategy, denial, suspension or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of EXPAREL, ZILRETTA, iovera° or any product candidate.
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
Following approval of EXPAREL, ZILRETTA, iovera° or any of our product candidates, if we or others later identify previously unknown undesirable side effects caused by such products, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for such products or any products perceived to be similar to such products:
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 49

Table of Contents,
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
The design, development, manufacture, supply and distribution of our products are highly regulated and technically complex.
The design, development, manufacture, supply and distribution of our products are all highly regulated. We, along with our third-party providers, must comply with all applicable regulatory requirements of the FDA and foreign regulatory authorities. In addition, the facilities used to manufacture, store and distribute our products are subject to inspection by regulatory authorities at any time to determine compliance with applicable regulations.
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
The design, development, manufacture, supply and distribution of our products are all highly complex. If we are unable to manufacture our products in compliance with our highly complex specifications in the future, we may be subject to product exchanges, significant costs and charges, supply constraints or other corrective measures.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 50

Table of Contents,
If we fail to comply with the extensive regulatory requirements to which we and our products are subject, such products could be subject to restrictions or withdrawal from the market and we could be subject to penalties.
The testing, manufacturing, quality control, labeling, safety, effectiveness, advertising, promotion, storage, sales, distribution, import, export and marketing, among other things, of EXPAREL, ZILRETTA, iovera° and our product candidates are subject to extensive regulation by governmental authorities in the U.S. and elsewhere throughout the world. Quality control and manufacturing procedures regarding our products and product candidates must conform to CGMP. Regulatory authorities, including but not limited to the FDA, EMA and MHRA, periodically inspect manufacturing facilities to assess compliance with CGMP. Our failure, or the failure of any contract manufacturers with whom we may work in the future, to comply with the laws administered by the FDA, EMA, the MHRA or other governmental authorities could result in, among other things, any of the following:
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
•fines and other monetary penalties;
•criminal prosecutions; and
•unanticipated expenditures.
If the government or third-party payers fail to provide adequate coverage and payment rates for EXPAREL, ZILRETTA, iovera° or any future products, or if hospitals or ASCs choose to use therapies that are less expensive, our revenue and prospects for profitability will be limited.
In both domestic and foreign markets, sales of our existing products and any future products will depend in part upon the availability of coverage and reimbursement from third-party payers. Such third-party payers include government health programs such as Medicare and Medicaid, managed care providers, private health insurers and other organizations. Coverage decisions may depend upon clinical and economic standards that disfavor new drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming coverage is approved, the resulting reimbursement payment rates might not be adequate. In particular, many U.S. hospitals and ASCs receive a fixed reimbursement amount per procedure for certain surgeries and other treatment therapies they perform. Because this amount may not be based on the actual expenses the hospital or ASC incurs, these sites may choose to use therapies which are less expensive when compared to our product candidates. Although hospitals and ASCs may receive separate reimbursement for EXPAREL, ZILRETTA, iovera° or any product candidates that we may develop, in-license or acquire, if approved, will face competition from other therapies and drugs for these limited hospital and ASC financial resources. We may need to conduct post-marketing studies in order to demonstrate the cost-effectiveness of any future products to the satisfaction of hospitals, ASCs, other target customers and their third-party payers. Such studies might require us to commit a significant amount of management time, financial and other resources. Our future products might not ultimately be considered cost-effective. Adequate third-party coverage and reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 51

Table of Contents,
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
Public concern regarding the safety of drug products such as EXPAREL and ZILRETTA and medical device products such as iovera° could result in the inclusion of unfavorable information in our labeling, or require us to undertake other activities that may entail additional costs.
In light of widely publicized events concerning the safety risk of certain drug products, the FDA, members of Congress, the Government Accountability Office, medical professionals and the general public have raised concerns about potential drug and medical device safety issues. These events have resulted in the withdrawal of drug and medical device products, revisions to labeling that further limits use of the drug and medical device products and the establishment of risk management programs that may, for example, restrict distribution of drug or medical device products after approval. The Food and Drug Administration Amendments Act of 2007, or FDAAA, grants significant expanded authority to the FDA, much of which is aimed at improving the safety of drug and medical device products before and after approval. In particular, the FDAAA authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to product labeling to reflect new safety information and require risk evaluation and mitigation strategies for certain drugs and medical devices, including certain currently approved drugs and medical devices. The FDAAA also significantly expands the federal government’s clinical trial registry and results databank, which we expect will result in significantly increased government oversight of clinical trials. Under the FDAAA, companies that violate these and other provisions of the new law are subject to substantial civil monetary penalties, among other regulatory, civil and criminal penalties. The increased attention to drug safety issues may result in a more cautious approach by the FDA in its review of data from our clinical trials. Data from clinical trials may receive greater scrutiny, particularly with respect to safety, which may make the FDA or other regulatory authorities more likely to require additional preclinical studies or clinical trials. If the FDA or any other regulatory agency requires us to provide additional clinical or preclinical data for EXPAREL, ZILRETTA or iovera°, the indications for which these products were approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize EXPAREL, ZILRETTA or iovera° may be otherwise adversely impacted.
Risks Related to Intellectual Property
The patents and the patent applications that we have covering our pMVL products are limited to specific injectable formulations, processes and uses of drugs encapsulated in our pMVL drug delivery technology and our market opportunity for our product candidates may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technology and systems that may be developed by competitors.
The active ingredient in EXPAREL is bupivacaine. Patent protection for the bupivacaine molecules themselves has expired and generic immediate-release products are available. As a result, competitors who obtain the requisite regulatory approval can offer products with the same active ingredient as EXPAREL so long as the competitors do not infringe any process, use or formulation patents that we have developed for drugs encapsulated in our pMVL drug delivery technology.
For example, we are aware of at least one FDA-approved long-acting instillable bupivacaine product on the market which utilizes an alternative delivery system to EXPAREL. Such a product is similar to EXPAREL in that it also extends the duration of effect of bupivacaine, but achieves this clinical outcome using a completely different drug delivery system as compared to our pMVL drug delivery technology.
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

For instance, because EXPAREL has been approved by the FDA, one or more third parties may challenge the patents covering this product, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. For example, if a third-party files an ANDA for a generic drug product containing bupivacaine and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (i) there is no patent information listed in the FDA’s Orange Book with respect to our NDA for EXPAREL; (ii) the patents listed in the Orange Book have expired; (iii) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration or (iv) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A certification that the new product will not infringe the Orange Book-listed patents for EXPAREL, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 52

Table of Contents,
within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.

In October 2021, we received a Notice Letter advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the FDA an ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,033,495 (the ’495 patent).

In November 2021, we filed a patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (21-cv-19829) asserting infringement of the ’495 patent. This triggered an automatic 30-month stay of final approval of the eVenus ANDA. On January 6, 2022, eVenus filed an Answer with counterclaims to the Complaint, alleging the ’495 patent is invalid and/or not infringed through the manufacture, sale, or offer for sale of the product described in product described in eVenus’s ANDA submission.

In December 2021, we received a second Notice Letter advising that eVenus submitted to the FDA an amendment to its ANDA with a Paragraph IV Certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (133 mg/10 mL) in the U.S. prior to the expiration of the ’495 patent. In the Notice Letter, eVenus also advised that it submitted a Paragraph IV Certification to the FDA seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL and 133 mg/10 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,179,336 (the ’336 patent). eVenus further alleges in the Notice Letter that both the ’495 patent and the ’366 patent are invalid and/or not infringed.

In February 2022, we filed a second patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (22-cv-00718) asserting that the 133 mg/10 mL ANDA product will infringe the ’495 and ’336 patents and that the 266 mg/20 mL ANDA product will infringe the ’336 patent. This filing triggered a second automatic 30-month stay of final approval for the 133 mg/10 mL ANDA product.

These litigations are in their infancy, and we are unable to predict the outcome of this action at this time.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 53

Table of Contents,
management’s attention from our core business and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our products.
Because it is difficult and costly to protect our proprietary rights, we may not be able to ensure their protection and all patents will eventually expire.
Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for EXPAREL, ZILRETTA, iovera°, our pMVL drug delivery technology and for any product candidates that we may develop, license or acquire and the methods we use to manufacture them, as well as successfully defending these patents and trade secrets against third-party challenges. We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them.
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
Patent applications in the U.S. are maintained in confidence for at least 18 months after their earliest effective filing date. Consequently, we cannot be certain we were the first to invent or the first to file patent applications on EXPAREL, ZILRETTA, iovera°, our pMVL drug delivery technology or any product candidates that we may develop, license or acquire. In the event that a third-party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention in the U.S. The costs of these proceedings could be substantial and it is possible that our efforts would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. Furthermore, we may not have identified all U.S. and foreign patents or published applications that affect our business either by blocking our ability to commercialize our drugs or medical devices or by covering similar technologies that affect our drug or medical device markets.
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
Some of our older patents have already expired. In the case of EXPAREL, the European and U.S. patents protecting the formulation of EXPAREL expired in 2018. An existing formulation patent for EXPAREL expired in November 2013. An existing formulation patent for EXPAREL expired in the U.S. in 2013 and its equivalents in Canada, Germany, France, Spain,
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 54

Table of Contents,
Italy and the U.K. expired in 2014. In Europe, manufacturers qualify for 8 years of data exclusivity upon marketing authorization approval and an additional two years of market exclusivity, for a total of 10 years of regulatory exclusivity. Our earliest patent family for iovera° is scheduled to expire in 2025. Once our patents covering EXPAREL, ZILRETTA and iovera° have expired, we will be more reliant on trade secrets to protect against generic competition.
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
In order to protect the goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the “Pacira”, “EXPAREL”, "ZILRETTA" and “iovera°” marks with the USPTO. A third-party may assert a claim that one of our marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or objections by the FDA or other regulatory agency could force us to select a new name for one of our product candidates, which could cause us to incur additional expense or delay the commercialization of such product.
If we fail to obtain or maintain patent, trade secret and/or trademark protection for EXPAREL, ZILRETTA, iovera°, our pMVL drug delivery technology or any product candidate that we may develop, license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and achieve profitability.
If we are sued for infringing intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
Our ability to develop, manufacture, market and sell EXPAREL, ZILRETTA, iovera°, our pMVL drug delivery technology or any product candidates that we may develop, license or acquire depends upon our ability to avoid infringing the proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general fields of pain management and cancer treatment and cover the use of numerous compounds, formulations and medical devices in our targeted markets. Because of the uncertainty inherent in any patent or other litigation involving proprietary rights, we and our licensors may not be successful in defending intellectual property claims by third parties, which could have a material adverse effect on our results of operations. Regardless of the outcome of any litigation, defending the litigation may be expensive, time-consuming and distracting to management. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that EXPAREL, ZILRETTA or iovera° may infringe. There could also be existing patents of which we are not aware that EXPAREL, ZILRETTA or iovera° may inadvertently infringe.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 55

Table of Contents,
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
Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the Term Loan (as defined below), the 2.375% convertible senior notes due 2022, or 2022 Notes, issued in our private offering completed on March 13, 2017, the 0.750% convertible senior notes due 2025, or 2025 Notes, issued in our private offering completed on July 10, 2020, and Flexion’s 3.375% Convertible Senior Notes due 2024, or Flexion 2024 Notes and, together with the 2022 Notes and the 2025 Notes, the Notes, each as described below, or to make cash payments in connection with any conversion of the 2022 Notes, 2025 Notes or Flexion 2024 Notes (if applicable) depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

On December 7, 2021, we entered into a credit agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the initial lender. The Credit Agreement provides for a single-advance term loan B facility in the principal amount of $375.0 million (the “Term Loan”), which is secured by substantially all of our and any subsidiary guarantor’s assets and is scheduled to mature on December 7, 2026, subject to certain exceptions set forth in the Credit Agreement.

On July 10, 2020, we completed a private placement of $402.5 million in aggregate principal amount of 2025 Notes, and entered into an indenture, or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per year, payable semiannually in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025.

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

On May 2, 2017, Flexion issued an aggregate of $201.3 million principal amount of Flexion 2024 Notes, and entered into an indenture, or Flexion 2024 Notes Indenture, as supplemented to date, or Flexion 2024 Notes Indenture and, together with the 2025 Indenture and the 2022 Indenture, the Indentures, with respect to the 2024 Flexion Notes. The Flexion 2024 Notes accrue interest at a fixed rate of 3.375% per year, payable semiannually in arrears on May 1 and November 1 of each year. As a result of the Flexion Acquisition, holders of the Flexion 2024 Notes became entitled to certain Flexion Acquisition-related conversion and repurchase rights, as discussed in Note 11, Debt, to our consolidated financial statements included herein. Following the expiration of the offer to purchase, there were $8.6 million aggregate principal amount of Flexion 2024 Notes outstanding. In addition, as a result of the Flexion Acquisition and as discussed in more detail below, any future conversion rights are subject to the occurrence of any future events giving rise to such conversion rights under the Flexion 2024 Notes Indenture. The Flexion 2024 Notes mature on May 1, 2024.
As of December 31, 2021, our total consolidated gross indebtedness was $1.1 billion, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $160.0 million of principal outstanding on the 2022 Notes, $375.0 million of principal outstanding on the Term Loan and $201.5 million of principal outstanding on the Flexion 2024 Notes. As of February 28, 2022, our total consolidated gross indebtedness was $946.1 million, which reflects the January 2022 repurchase of $192.6 million aggregate principal amount of the Flexion 2024 Notes, as discussed in more detail in Note 11, Debt, to our consolidated financial statements included herein. Additionally, our subsidiaries had no indebtedness (excluding trade payables, intercompany liabilities and income tax-related liabilities).
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 56

Table of Contents,
Our Credit Agreement and the Indentures each impose significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities. A breach of any of those restrictive covenants may cause us to be in default under the Credit Agreement and/or the Indentures, and our lenders could foreclose on our assets.
Our Credit Agreement requires us to maintain certain financial covenants. A decline in our operating performance could negatively impact our ability to meet these financial covenants. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the Credit Agreement. We may not have sufficient funds to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lenders. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the Credit Agreement.

The Credit Agreement and the Indentures also contain certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: incur additional debt or issue preferred stock; sell, lease or transfer our assets; pay dividends on, and make other distributions on, or redeem or repurchase, our common stock; make certain capital expenditures and investments; guarantee debt or obligations; create certain liens; enter into transactions with our affiliates; and enter into certain merger, consolidation or other reorganization transactions. These restrictions could limit our ability to obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand potential downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash to the extent elected or to repurchase the Notes upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes or limitations on our ability to repurchase the Notes.
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We have the option to pay the principal in cash, shares of our common stock, or any combination thereof. While it is our intention to pay the principal in cash, upon conversion of the Notes we will be required to make cash payments for each $1,000 in principal amount of Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. The Credit Agreement limits, and any credit facility or other agreement that we may enter into may limit, our ability to make cash payments at the time of a fundamental change or upon conversion of the Notes. Further, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the applicable indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our Credit Agreement or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
Our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Credit Agreement and the Notes.
As of December 31, 2021, our total consolidated gross indebtedness was $1.1 billion, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $160.0 million of principal outstanding on the 2022 Notes, $375.0 million of principal outstanding on the Term Loan, and $201.5 million of principal outstanding on the Flexion 2024 Notes. As of February 28, 2022, our total consolidated gross indebtedness was $946.1 million, which reflects the January 2022 repurchase of $192.6 million aggregate principal amount of the Flexion 2024 Notes, as discussed in more detail in Note 11, Debt, to our consolidated financial statements included herein. Subject to the limits contained in the Credit Agreement and the Indentures, we may be able to incur substantial additional debt from time to time. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences, including the following:
• making it more difficult for us to meet our obligations with respect to our debt;
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 57

Table of Contents,
• reducing the availability of cash flow to fund future working capital, capital expenditures, acquisitions or other general corporate purposes;
• limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate purposes;
• requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions or other general corporate purposes;
• increasing our vulnerability to general adverse economic and industry conditions;
• exposing us to the risk of increased interest rates as certain of our borrowings are at variable rates of interest;
• placing us at a disadvantage compared to other, less leveraged competitors;
• increasing our cost of borrowing; and
• limiting our flexibility in planning for changes in our business and reacting to changes in the industry in which we compete.
Furthermore, if we are unable to meet our debt service obligations or should we fail to comply with our financial and other negative covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices, incur additional indebtedness or issue common stock or other equity securities. We may not be able to, at any given time, refinance our debt, sell assets, incur additional indebtedness or issue equity securities on terms acceptable to us, in amounts sufficient to meet our needs. If we are able to raise additional funds through the issuance of equity securities, such issuance would also result in dilution to our stockholders. Our inability to service our obligations or refinance our debt could have a material and adverse effect on our business, financial condition or operating results. In addition, our debt obligations may limit our ability to make required investments in capacity, technology, or other areas of our business, which could have a material adverse effect on our business, financial condition, or operating results.
Any of these factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our debt payment obligations.
Despite our current level of indebtedness, we may be able to incur substantially more debt, which could increase the risks to our financial condition described above.
We may be able to incur substantial additional indebtedness in the future. Although certain of the agreements governing our existing indebtedness contain restrictions on the incurrence of additional indebtedness and entering into certain types of other transactions, these restrictions are subject to a number of qualifications and exceptions, including compliance with various financial conditions. Additional indebtedness incurred in compliance with our existing debt instruments could be substantial. To the extent new debt is added to our current debt levels, the substantial leverage risks described in the immediately preceding risk factor would increase.
As of December 31, 2021, our total consolidated gross indebtedness was $1.1 billion, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $160.0 million of principal outstanding on the 2022 Notes, $375.0 million of principal outstanding on the Term Loan, and $201.5 million of principal outstanding on the Flexion 2024 Notes. As of February 28, 2022, our total consolidated gross indebtedness was $946.1 million, which reflects the January 2022 repurchase of $192.6 million aggregate principal amount of the Flexion 2024 Notes, as discussed in more detail in Note 11, Debt, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 58

Table of Contents,
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
Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 28, 2022, the trading prices of our stock have ranged from $6.16 to $121.95 per share.
Our stock could be subject to wide fluctuations in price in response to various factors, including the following:
•the commercial success of EXPAREL, ZILRETTA and iovera°;
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 59

Table of Contents,
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
A pandemic, epidemic or outbreak of an infectious disease, including the current COVID-19 pandemic, or other public health crisis, could have a material adverse effect on our business, financial condition and operations, including but not limited to our revenue and cash flows, including potential decreases in sales, manufacturing issues, supply issues and delays in payments by our customers. For example, during 2020, our net product sales were negatively impacted by the COVID-19 pandemic due to the significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020, allowing our net product sales to return to year-over-year growth in June 2020. However, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 Delta variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs, and in December 2021, the COVID-19 Omicron variant prompted some government restrictions on elective procedures and surgical staffing challenges which began to ease in January 2022. While these challenges have recently began to subside, it is unknown how long it will take the elective surgery market to normalize, or if restrictions on elective procedures will recur due to COVID-19 variant strains or otherwise. We do not know if, and how, future restrictions may affect the surgical communities’ return to, or redefining of, normal operations, whether due to governmental restrictions, institutional, patient or clinical decisions or general economic conditions. New or prolonged suspensions of elective surgeries by governmental restrictions or action would cause net sales of our products to decrease. In addition, due to health concerns from the COVID-19 pandemic or negative economic conditions, patients and clinicians could cancel or defer elective procedures or otherwise avoid medical treatment, which would result in reduced patient volumes and revenues, which could potentially continue over an extended period of time.
Business disruptions could include disruptions or restrictions to our workforce, including the ability of our sales teams to interact with our customers and healthcare professionals to educate them on the benefits of our products and perform typical sales activities. For example, the ongoing COVID-19 pandemic had significantly impacted the ability of our sales representatives to access customers and healthcare professionals through personal interactions within the healthcare setting, including hospitals and ASCs. With the reopening of many states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ASCs. In addition, any temporary closures of our manufacturing facilities or the facilities of our suppliers and contract manufacturers (and the resulting impact on production or our products) or the workforce at such facilities, could cause delays in the shipment or production of our products. If our customers experience disruptions to their businesses and cash flows, we could experience delays or difficulties with the collection of our accounts receivable. Any sustained impacts and business disruptions to our facilities or workforce, our customers, our suppliers, or our contract manufacturers would likely adversely impact our cash flows, sales and operating results.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 60

Table of Contents,
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
Environmental, social and corporate governance, or ESG, issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

There is an increasing focus from certain investors, customers, consumers, employees and other stakeholders concerning ESG matters. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.

If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry or stakeholder expectations and concerns regarding ESG issues, investors may reconsider their decision to invest in our Company, and customers and consumers may choose to stop purchasing our products, which could have a material adverse effect on our reputation, business or financial condition.
Cumulatively, we have incurred significant losses since our inception and may incur additional losses in the future.
To date, we have focused primarily on developing and commercializing EXPAREL. We recorded net income of $42.0 million and $145.5 million for the years ended December 31, 2021 and 2020, respectively, and a net loss of $11.0 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $211.9 million. Losses, among other things, have had an adverse effect on stockholders’ equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we incur significant sales, marketing
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 61

Table of Contents,
and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL, ZILRETTA and iovera°. As a result, we had not been profitable prior to 2015 and were not again until 2020. Because of the numerous risks and uncertainties associated with developing pharmaceutical products and medical devices, we are unable to predict the extent of future losses, if any.
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
Developing and commercializing products for use in the hospital or ASC settings, conducting clinical trials, establishing outsourced manufacturing relationships and successfully manufacturing and marketing drugs and medical devices that we may develop is expensive. We may need to raise additional capital to:
•continue to fund our operations;
•continue our efforts to hire additional personnel and build a commercial infrastructure to commercialize EXPAREL, ZILRETTA and iovera°;
•qualify, outsource or build additional commercial-scale manufacturing of our products under CGMP;
•in-license and develop additional product candidates; and
•refinance our Notes and Term Loan.
We may not have sufficient financial resources to continue our operations or meet all of our objectives, which could require us to postpone, scale back or eliminate some, or all, of these objectives. Our future funding requirements will depend on many factors, including, but not limited to:
•the costs of maintaining a commercial organization to sell, market and distribute EXPAREL, ZILRETTA and iovera°;
•the success of the commercialization of EXPAREL, ZILRETTA and iovera°;
•the cost and timing of manufacturing sufficient supplies of EXPAREL, ZILRETTA and iovera° to meet customer demand, including the cost of expanding our manufacturing facilities to produce EXPAREL, ZILRETTA and iovera°;
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
We expect our operating results to be subject to quarterly fluctuations. Our operating results will be affected by numerous factors, including:
•the level of underlying hospital and ASC demand for EXPAREL, ZILRETTA and iovera° and end-user buying patterns;
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 62

Table of Contents,
•maintaining our existing manufacturing facilities for EXPAREL, ZILRETTA and iovera° and expanding their manufacturing capacities;
•our execution of other collaborative, licensing, distribution, manufacturing or similar arrangements and the timing of payments we may make or receive under these arrangements;
•variations in the level of expenses related to our future development programs;
•any product liability or intellectual property infringement lawsuit in which we may become involved; and
•regulatory developments, lawsuits and investigations affecting EXPAREL, ZILRETTA, iovera° or the product candidates of our competitors.
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
From time to time, we may complete acquisitions of companies and certain businesses of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. For example, in April 2019, we completed the MyoScience Acquisition and in November 2021, we completed the Flexion Acquisition.
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
•unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and internal controls with our operations;
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
If MyoScience, Flexion, or any other acquired companies and businesses have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities, there may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. We may have no recourse or limited recourse under the applicable acquisition-related agreement to recover damages relating to the liabilities of our acquired companies and businesses.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 63

Table of Contents,
financial condition, results of operations and cash flows may be materially and adversely impacted, we may fail to meet the expectations of investors or analysts, and our stock price may decline as a result.
Our ability to realize the benefits from the Flexion Acquisition is substantially dependent on the commercial success of ZILRETTA and the cost savings resulting from the timely and effective integration of the operations of Pacira and Flexion.
Our ability to realize the benefits from the Flexion Acquisition is substantially dependent on our ability to successfully commercialize ZILRETTA. Combining with Pacira may not accelerate the growth and success of ZILRETTA. If we are unsuccessful at convincing health care providers to increase their rate of adoption of ZILRETTA, our sales could be adversely affected, and our business could suffer.
Further, our ability to realize the benefits from the Flexion Acquisition is substantially dependent on the cost savings resulting from the timely and effective integration of the operations Pacira and Flexion. The process of integrating the operations of Pacira and Flexion could encounter unexpected costs and delays, which include but are not limited to: the loss of key personnel; the loss of key customers; the loss of key suppliers; integrating the products, services and related assets, as well as internal controls into our business operations; and unanticipated issues in integrating sales, marketing and administrative functions. If we are unable to timely and effectively integrate the operations of Pacira and Flexion, our results of operations could be adversely affected, and our business could suffer. Further, even if the integration is timely and effective, we may never realize the cost savings expected from the integration of the operations of the two companies.
The use of our net operating loss carryforwards and research and development tax credits will be limited.
We have significant federal and state net operating loss, or NOL, carryforwards and federal and state research and development tax credit carryforwards. Our NOL carryforwards and research and development tax credits may expire and not be used. Our Federal and state NOL carryforwards will begin expiring in 2032 and 2028, respectively, if we have not used them prior to that time. For any federal NOLs generated after December 31, 2017, the NOLs will have an indefinite life and utilization will be subject to a limitation of 80% of taxable income. The non-U.S. NOLs do not expire. Additionally, our ability to use certain NOLs and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 because we experienced cumulative changes in ownership of more than 50% within a three-year period. Such ownership changes were triggered by the cumulative ownership changes arising as a result of the initial acquisition of the Company’s stock in 2007 and the completion of our initial public offering and our other financing transactions. Additionally, on November 19, 2021, we completed the Flexion Acquisition which also triggered an ownership change. Because of these ownership changes, we will be limited regarding the amount of NOL carryforwards and research tax credits that we can utilize annually in the future to offset taxable income or tax, respectively. Such an annual limitation may significantly reduce the utilization of the NOLs and research tax credits before they expire. Accordingly, we have not recognized a benefit in our consolidated financial statements for the NOLs and tax credits which may expire unused.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 64

Table of Contents,
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
We regularly face attempts by others to gain unauthorized access through the internet, or to introduce malicious software, to our Information Technology, or IT, systems. Individuals or organizations, including malicious hackers and insider threats including employees and third-party service providers, or intruders into our physical facilities, at times attempt to gain unauthorized access to our software and services. We could also be a target of malicious attackers who attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, suppliers and customers; interrupt our systems and services or those of our suppliers, customers, or others; or demand ransom to return control of such systems and services. Such attempts, including but not limited to “phishing” attempts, are increasing in number and in technical sophistication, and if successful, expose us and any affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our manufacturing operations. Our IT infrastructure also includes services provided by third parties, and these service providers can experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information. A substantial breach of our or one of our service providers’ systems could damage our reputation and result in the loss of revenues or the misuse of confidential data, and we may incur significant expenses to resolve such issues.
Significant changes in the global climate, extreme weather conditions and water availability could adversely affect our business or operations.
We could experience adverse impacts to our business if climate change, other extreme weather conditions and/or water availability challenges adversely affect our operations or the operations of our suppliers, distributors and customers. There is mounting scientific evidence, as well as concern from the general public, that emissions of greenhouse gases and contributing human activities have caused and will continue to cause significant changes in global temperatures and weather patterns and increase the frequency or severity of weather events, extreme heat, wildfires and flooding. While such conditions cannot be predicted, if such conditions were to impact our manufacturing sites or otherwise alter production schedules, including those of our third-party suppliers of raw materials, our manufacturing equipment, or our distributors, we could experience a disruption in the supply of EXPAREL, ZILRETTA or iovera° to our customers and partners, or we could see an unfavorable impact on the cost or availability of our raw or packaging materials. Disruptions to the operations of our customers could also adversely impact the demand for our products. Regulations in response to climate change could result in increased manufacturing costs associated with increased compliance and water and energy costs.
Our international operations expose us to numerous and sometimes conflicting legal and regulatory requirements, the compliance of which could be costly and time consuming and violation of these regulations could adversely affect our business or operations.
We are subject to numerous, and sometimes conflicting, legal requirements on matters as diverse as pharmaceutical and medical device marketing, product liability, anti-corruption, data protection and privacy, compliance, taxation, accounting and financial reporting, employment laws, wage-and-hour standards, labor relations and human rights. The global nature of our operations may increase the difficulty and cost of compliance with various regulations and laws, as compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation.
In addition to these legal and regulatory requirements, there are risks inherent in doing business internationally, including but not limited to:
•different or more restrictive privacy, data protection, data localization, and other laws that could require us to make changes to our products, services and operations, such as mandating that certain types of data collected in a particular country be stored and/or processed within that country;
•difficulties in developing, staffing, and simultaneously managing our foreign operations as a result of distance, language, and cultural differences;
•stringent local labor laws and regulations;
•profit repatriation restrictions, and foreign currency exchange restrictions;
•geopolitical events, including natural disasters, acts of war and terrorism, and public health emergencies, including divergent governmental responses thereto across the jurisdictions in which we operate;
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 65

Table of Contents,
•import or export regulations;
•compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and laws and regulations of other jurisdictions prohibiting corrupt payments to government officials and other third parties;
•antitrust and competition regulations;
•potentially adverse tax developments;
•trade barriers and changes in trade regulations;
•political or social unrest, economic instability, repression, or human rights issues; and
•risks related to other government regulation or required compliance with local laws.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We occupy three facilities totaling approximately 195,000 square feet at our Science Center Campus in San Diego, California. We use these facilities for research and development, manufacturing, general and administrative purposes and the storage of inventory and raw materials. Our EXPAREL and iovera° handpieces manufacturing facility and mixed-use research and development property leases both expire in June 2030 and our warehouse lease expires in August 2030. Our iovera° facility in Fremont, California, consists of approximately 20,000 square feet of mixed-use manufacturing, research and development and office space, and its lease currently expires in June 2022 with operations moving to both the Science Center Campus and Providien facility. The Pacira Innovation and Training center at Tampa (known as the “PITT”) in Tampa, Florida, is an approximately 13,000 square-foot facility that supports a full range of educational events to advance clinician understanding of the latest local, regional and field block approaches for managing pain and reducing or eliminating exposure to opioids. Our corporate headquarters are also located at the PITT, and our lease expires in December 2026. In addition, we have an administrative, commercial and business development office in Parsippany, New Jersey, where we occupy approximately 53,000 square feet under a lease expiring in March 2028. As part of the Flexion Acquisition, we assumed leases for approximately 42,000 square feet of office space in Burlington, Massachusetts under a lease that expires in April 2025 and approximately 5,300 square feet of laboratory space in Woburn, Massachusetts under a lease that expires in February 2024.

We believe that our research and development and manufacturing facilities at our Science Center Campus, Thermo Fisher, Fremont and Providien sites (as discussed in Item 1—Business above) will be sufficient for our commercial and pipeline development needs. We also may add new facilities or expand existing facilities as we add employees, expand our geographic markets and if demand for EXPAREL, ZILRETTA and iovera° increases and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings
For information related to Item 3. Legal Proceedings, refer to Note 21, Commitments and Contingencies, to our consolidated financial statements included herein.

Item 4.    Mine Safety Disclosures
Not applicable.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 66

Table of Contents,
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded under the ticker symbol “PCRX” on the Nasdaq Global Select Market. As of February 27, 2022, we had eleven holders of record of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect a substantially greater amount of holders of shares in “street name”, whose shares are held of record by banks, brokers and other financial institutions.
Performance Graph
The following graph shows the value of an investment of $100.00 made on December 31, 2016, in each of Pacira BioSciences, Inc. (PCRX), the Nasdaq Composite Index (^IXIC), the Nasdaq Biotechnology Index (^NBI) and the S&P Pharmaceuticals Select Index (^SPSIPH). The three indices included are for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. All results assume the reinvestment of dividends, if any, and are calculated as of December 31st of each year. The historical stock price performance of our common stock and the indices shown in this performance graph is not necessarily indicative of future stock price performance.
Comparison of Five-Year Cumulative Total Returns
Among Pacira BioSciences, Inc., the Nasdaq Composite Index,
the Nasdaq Biotechnology Index and the S&P Pharmaceuticals Select Index

	Cumulative Total Return as of December 31,
	2016	2017	2018	2019	2020	2021
Pacira BioSciences, Inc. (PCRX)	$100.00	$141.33	$133.19	$140.25	$185.26	$186.28
Nasdaq Composite Index (^IXIC)	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63
Nasdaq Biotechnology Index (^NBI)	$100.00	$121.06	$109.77	$136.56	$171.64	$170.55
S&P Pharmaceuticals Select Index (^SPSIPH)	$100.00	$111.30	$93.82	$117.04	$132.95	$118.00
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain our future earnings to finance the future development and expansion of our business, and as such we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the agreements governing our indebtedness, provisions of applicable law and any other factors our board of directors deems relevant.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 67

Table of Contents,
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC. We operate and report our financial information in one segment. The following discussion of our financial condition and results of operations should be read in conjunction with the other sections of this Annual Report, including our consolidated financial statements and the notes to those consolidated financial statements appearing in Part IV, Item 15, of this Annual Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A. of this Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements. Certain defined terms have been brought forward from Part I of this Annual Report.
This section of this Annual Report discusses year-to-year comparisons between 2021 and 2020, as well as other discussions of 2021 and 2020 items. We have omitted discussion of the year ended December 31, 2019 (the earliest of the three years covered by our consolidated financial statements presented in this Annual Report) as permitted by SEC regulations. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2020 and 2019 and other discussions of 2019 items can be found within Part II, Item 7, to our Annual Report for the year ended December 31, 2020, filed with the SEC on March 1, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.pacira.com.

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Since its initial approval in 2011, more than ten million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to the end-user based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the MyoScience Acquisition in April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves, which we sell directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery. With the Flexion Acquisition in November 2021, we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for OA knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. We believe ZILRETTA is highly complementary to iovera°.

We expect to continue to pursue the expanded use of EXPAREL, ZILRETTA and iovera° in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL, ZILRETTA, iovera° and other product candidates; invest in sales and marketing resources for EXPAREL, ZILRETTA and iovera°; expand and enhance our manufacturing capacity for EXPAREL, ZILRETTA and iovera°; invest in products, businesses and technologies; and support legal matters.

Flexion Acquisition

On November 19, 2021, we completed the Flexion Acquisition pursuant to the Merger Agreement, under which Flexion became our wholly owned subsidiary and added ZILRETTA, a non-opioid corticosteroid that employs a proprietary microsphere technology to provide extended pain relief, to our commercial offering. The addition of ZILRETTA to our innovative non-opioid product portfolio directly aligns with our mission to provide an opioid alternative to as many patients as possible and address medical needs along the neural pain pathway.

The total consideration of $578.8 million included an initial payment of $428.3 million which represented $8.50 in cash per share of Flexion common stock, $20.2 million paid to settle restricted stock units and in-the-money stock options, an
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 68

Table of Contents,
$85.1 million cash payment of Flexion debt not to be assumed by us and $45.2 million in contingent consideration representing the fair value of contingent value rights, or CVRs, that were issued in conjunction with the Flexion acquisition. The Merger Agreement provided for one non-tradeable CVR per share of Flexion common stock as well as one CVR per share for certain Flexion equity awards. Each CVR entitles Flexion shareholders to contingent milestone payments of up to an aggregate of $8.00 in cash per share of Flexion common stock if certain milestones are met on or prior to December 31, 2030. We estimate that up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved. For more information, see Note 5, Acquisitions, to our consolidated financial statements included herein.

Recent Highlights

•In December 2021, we closed on the $375.0 million Term Loan. Proceeds of the Term Loan were used to replenish a portion of our funds that were used to pay the purchase price and transaction costs of the Flexion Acquisition and related transactions. For more information, see Note 11, Debt, to our consolidated financial statements included herein.

•We recently received four Notices of Allowance from the USPTO for four EXPAREL patents that have been examined and will issue. Two patents claim chemical composition of EXPAREL and two claim product-by-process. After issuance, Pacira will submit these patents for listing in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). After listing, the Orange Book would have a total of six EXPAREL patents each with an expiration date of January 22, 2041.

Coronavirus (COVID-19) Pandemic

Since early 2020, our revenues have been impacted by COVID-19 and pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and the lessening of elective surgery restrictions, certain pandemic-related operational challenges persist. It remains unclear how long it will take the elective surgery market to normalize or if restrictions on elective procedures will recur due to future COVID-19 variants or otherwise. For instance, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 Delta variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs, and in December 2021, the COVID-19 Omicron variant prompted some government restrictions on elective procedures and surgical staffing challenges which began to ease in January 2022.

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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 69

Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
Revenues
Net product sales consist of (i) EXPAREL in the U.S., E.U. and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S. and Canada; and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension, primarily to Aratana for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Net product sales:
EXPAREL	$506,515	$413,338	23%
ZILRETTA (1)	12,683	—	N/A
iovera°	16,162	8,817	83%
Bupivacaine liposome injectable suspension	3,606	4,459	(19)%
Total net product sales	538,966	426,614	26%
Royalty revenue	2,442	3,033	(19)%
Collaborative licensing and milestone revenue	125	—	N/A
Total revenues	$541,533	$429,647	26%
(1) ZILRETTA net product sales are attributable to the period beginning November 19, 2021, the date of the Flexion Acquisition.
EXPAREL net product sales grew 23% in 2021 compared to 2020, primarily due to increases of 21% in gross vial volume and increases of 4% in gross selling price per unit, partially offset by the sales mix of EXPAREL vial sizes. Although the demand for EXPAREL has continued to increase primarily as a result of ASCs and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care, the elective surgery market faced additional pandemic-related challenges from August through December 2021 due to regional surges in COVID-19 Delta and Omicron variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs. In 2020, we were also impacted by the suspension of elective surgeries due to the COVID-19 pandemic. EXPAREL utilization remains above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels due to increased utilization in outpatient settings and emergent procedures.

Bupivacaine liposome injectable suspension revenue and the related royalty revenue both decreased 19% in 2021 versus 2020 due to the timing of orders placed by Aratana for veterinary use.

As a result of the Flexion Acquisition, we acquired ZILRETTA in November 2021, which is an extended-release corticosteroid treatment for OA knee pain. We recognized net product sales of $12.7 million for the year ended December 31, 2021, which are attributable to the period beginning on November 19, 2021, the closing date of the Flexion Acquisition.

Net product sales of iovera° increased 83% in 2021 versus 2020 primarily due to an increased iovera° sales force, new customers and the impact that the COVID-19 pandemic had in 2020. We have seen the greatest iovera° demand as a pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe OA of the knee.

The collaborative licensing and milestone revenue recognized in 2021 was the result of a portion of an upfront payment recognized under our distribution agreement with Eurofarma for the development and commercialization of EXPAREL in Latin America. For more information, see Note 19, Commercial Partners, to our consolidated financial statements included herein.

Any renewed government suspension of, or reluctance of patients to have, elective procedures would impact our future sales of EXPAREL, ZILRETTA and iovera° during the ongoing COVID-19 pandemic.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 70

Table of Contents,
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
The following table provides information regarding cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Cost of goods sold	$140,255	$117,328	20%
Gross margin	74%	73%

Gross margin increased one percentage point in 2021 versus 2020 primarily due to downtime that occurred in 2020, including planned time to prepare our manufacturing suite for a new EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and to a lesser extent an EXPAREL price increase.
Research and Development Expenses
Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera° and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information expenses and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Clinical and preclinical development	$24,139	$23,126	4%
Product development and manufacturing capacity expansion	19,352	23,516	(18)%
Regulatory and other	6,590	7,568	(13)%
Stock-based compensation	5,464	5,211	5%
Total research and development expense	$55,545	$59,421	(7)%
% of total revenue	10%	14%

Total research and development expense decreased 7% in 2021 versus 2020.

Clinical and preclinical development expense increased 4% due to increased activities in our iovera° and EXPAREL TKA (“PREPARE”) trial, activities related to two EXPAREL lower extremity nerve block trials in bunionectomy and TKA and ongoing trials for products acquired from the Flexion Acquisition in November 2021.

Product development and manufacturing capacity expansion expense decreased 18% in 2021 versus 2020 mainly attributable to the completion of the significant scale-up of our manufacturing capacity at the Thermo Fisher site in Swindon, England.
Regulatory and other expenses decreased 13% in 2021 versus 2020. Regulatory expenses decreased due to the completion of our regulatory review and approval of our MAA in the E.U. Other research and development expenses decreased with lower spend for EXPAREL and iovera° publications.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 71

Table of Contents,
Stock-based compensation increased 5% in 2021 versus 2020 primarily due to an increase in the number of equity awards granted to research and development personnel.
We expect that research and development will increase in 2022 due to the addition of ZILRETTA, PCRX-201 and PCRX-301 to our product portfolio and pipeline. We believe ZILRETTA’s extended-release profile may provide effective treatment for OA pain of the shoulder, and we intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA in 2022. In addition, we are planning a comparative safety study of ZILRETTA in patients with Type 2 diabetes and are evaluating a repeat dosing study.
Selling, General and Administrative Expenses
Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, payments to our marketing partners for the promotion and sale of our products, expenses related to communicating the health outcome benefits of our products, investments in provider-level market access and patient reimbursement support and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.
The following table provides information regarding selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Sales and marketing	$111,022	$118,682	(6)%
General and administrative	57,433	45,714	26%
Stock-based compensation	30,890	29,120	6%
Total selling, general and administrative expenses	$199,345	$193,516	3%
% of total revenue	37%	45%

Total selling, general and administrative expenses increased 3% in 2021 versus 2020.
Sales and marketing decreased 6% in 2021 versus 2020 driven by the termination of our co-promotion agreement with DePuy Synthes Sales, Inc. effective January 2021. This was partially offset by compensation expenses due to an expanded sales force for EXPAREL and iovera°, the addition of a sales force to support ZILRETTA and set-up costs for our new contracted sales force in Europe. We are continuing our marketing investment in EXPAREL and iovera°, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we continue our investment in clinician training in the use of EXPAREL and iovera° at our PITT training facility in Tampa, Florida. We also incurred launch expenses for EXPAREL in connection with our label expansion for use in pediatric populations as young as age six. We expect that the addition of ZILRETTA to our commercial portfolio will increase our sales and marketing spend in 2022 as we increase the size of our ZILRETTA and iovera° sales force which is providing clinicians with two unique OA treatment options to individualize patient care and patient reimbursement support for ZILRETTA.
General and administrative expenses increased 26% in 2021 versus 2020 due to increased legal costs, which includes an insurance recovery of $2.1 million in 2020 for legal expenditures related to a since-resolved Department of Justice inquiry and additional administrative and integration costs related to the Flexion Acquisition.
Stock-based compensation increased 6% in 2021 versus 2020, primarily due to an increase in the number of grants outstanding to selling, general and administrative personnel.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 72

Table of Contents,
Amortization of Acquired Intangible Assets

The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Amortization of acquired intangible assets	$13,553	$7,866	72%

Amortization of acquired intangible assets increased 72% in 2021 versus 2020 due to the acquisition of Flexion in November 2021. As part of the acquisition, we acquired a developed technology intangible asset for ZILRETTA for OA knee pain, which is being amortized over a useful life of approximately ten years. For more information, see Note 5, Acquisitions, to our consolidated financial statements included herein.

Acquisition-Related Charges, Product Discontinuation and Other

The following table provides a summary of the costs related to the Flexion Acquisition, MyoScience Acquisition, our DepoCyt(e) discontinuation and other activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Acquisition-related charges	$39,911	$5,354	100% +
Product discontinuation	—	(188)	N/A
Other	3,000	—	N/A
Total acquisition-related charges, product discontinuation and other	$42,911	$5,166	100% +
In 2021, we recognized acquisition-related charges of $39.9 million. These charges are primarily driven by severance and other employee related costs, investment banking, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition and were partially offset by a gain from changes in fair value associated with the contingent consideration related to the MyoScience Acquisition. In 2020, we recognized charges related to the MyoScience Acquisition primarily due to changes in the fair value of contingent consideration. For more information, see Note 18, Acquisition-Related Charges, Product Discontinuation and Other, to our consolidated financial statements included herein.

In 2021, we agreed to a mutual termination of our agreement with Nuance to advance the development and commercialization of EXPAREL in China due to the lack of a viable regulatory pathway that adequately safeguards our intellectual property against the risk of a generic product. Dissolution costs of $3.0 million were included in other operating expenses in the consolidated statements of operations for the year ended December 31, 2021.

In 2020, we recorded a product discontinuation gain of $0.2 million related to the final settlement of the lease agreement for the site of the former DepoCyt(e) manufacturing activities. The foregoing references to DepoCyt(e) mean DepoCyt® when discussed in the context of the U.S. and Canada and DepoCyte® when discussed in the context of the E.U.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 73

Table of Contents,
Other Expense, Net
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Interest income	$896	$4,629	(81)%
Interest expense	(31,750)	(25,671)	24%
Loss on early extinguishment of debt	—	(8,071)	N/A
Other, net	(2,666)	2,852	N/A
Total other expense, net	$(33,520)	$(26,261)	28%

Total other expense, net increased 28% in 2021 versus 2020.

The 24% increase in interest expense was due to the increase in outstanding debt from the entry into the $375.0 million Term Loan in December 2021, the issuance of $402.5 million aggregate principal amount of our 2025 Notes in July 2020 and the assumed $201.3 million principal amount of the Flexion 2024 Notes in connection with the Flexion Acquisition. This increase was partially offset by a decrease of interest expense associated with our 2022 Notes as a result of the $185.0 million repurchase of principal in July 2020.

In conjunction with the issuance of the 2025 Notes, in July 2020, we incurred an $8.1 million loss on early extinguishment of debt recognized due to the retirement of $185.0 million aggregate principal of our existing 2022 Notes.

Interest income decreased 81% in 2021 versus 2020 primarily due to lower interest rates and to a lesser extent the sale of available-for-sale investments in 2021 used to fund the cash portion of the purchase price consideration associated with the Flexion Acquisition.
Other, net expense for 2021 included a realized loss on the sale of our equity investment in TELA Bio, Inc., or TELA Bio, in the amount of $2.6 million. In 2020, Other, net income included $1.1 million of U.K. research and development tax credits and a $1.6 million unrealized gain on our equity investment in TELA Bio.
Income Tax Expense (Benefit)
The following table provides information regarding our income tax expense (benefit) during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2021	2020
Income tax expense (benefit)	$14,424	$(125,434)	N/A
Effective tax rate	26%	(100)% +

We recorded income tax expense of $14.4 million for the year ended December 31, 2021 and an income tax benefit of $125.4 million for the year ended December 31, 2020. The effective tax rate of 26% for the year ended December 31, 2021 differed from the U.S. statutory tax rate of 21% due to non-deductible expenses and valuation allowances recorded against capital loss carryforwards, partially offset by stock-based compensation deductions and tax credits.

The income tax benefit for the year ended December 31, 2020 represented the full release of a $126.6 million valuation allowance on net domestic deferred assets as we determined that there was sufficient positive evidence to conclude that it was more likely than not that domestic deferred taxes were realizable.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 74

Table of Contents,
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of December 31, 2021, we had an accumulated deficit of $211.9 million, cash and cash equivalents and short-term available-for-sale investments of $656.4 million and working capital of $344.9 million. The net cash proceeds from the Term Loan was $359.2 million after deducting fees and financing costs. For more information, see Note 11, Debt, to our consolidated financial statements included herein.
The COVID-19 pandemic could continue to result in a reduction of certain commercial and clinical expenditures which could offset a portion of the potential revenue declines caused by the COVID-19 pandemic. We currently expect that our cash, short-term and long-term investments on hand will be adequate to cover any potential short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allows for certain measures to increase liquidity for businesses such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We benefited from the provision to defer the payment of certain employer payroll taxes in the amount of $2.8 million for the year ended December 31, 2020 and remitted $1.4 million in December 2021. The remaining $1.4 million is due by December 31, 2022.

Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows Data:	2021	2020
Net cash provided by (used in):
Operating activities	$125,717	$77,032
Investing activities	(20,790)	(277,607)
Financing activities	380,694	222,304
Net increase in cash and cash equivalents	$485,621	$21,729
Operating Activities
In 2021, net cash provided by operating activities was $125.7 million compared to $77.0 million in 2020. The increase of $48.7 million was primarily attributable to a 26% increase in total revenues, which was partially offset by expenditures related to the Flexion Acquisition including severance, legal fees and third-party services. For more information, see Note 18, Acquisition-Related Charges, Product Discontinuation and Other, to our consolidated financial statements. In addition, in 2021 there were contingent consideration payments to MyoScience securityholders of $12.0 million, of which $6.8 million has been classified as an operating cash outflow and $5.2 million as a financing cash outflow.

Investing Activities
In 2021, net cash used in investing activities was $20.8 million, which was primarily driven by the $420.0 million cash portion of the purchase price consideration, net of cash received, associated with the Flexion Acquisition and $45.9 million of capital expenditures, largely for equipment for our new 200-liter EXPAREL capacity expansion project at our Science Center Campus in San Diego, California. These uses of cash were partially offset by the net sale of available-for-sale investments of $457.2 million to fund the cash portion of the purchase price consideration associated with the Flexion Acquisition.

In 2020, net cash used in investing activities was $277.6 million, which reflected $238.6 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $37.8 million. Major fixed asset purchases included equipment for the new 200-liter EXPAREL capacity expansion project at our Science Center Campus and expenditures for expanding our EXPAREL manufacturing capacity in Swindon, England. In addition, we made a $1.2 million equity investment.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 75

Table of Contents,
Financing Activities
In 2021, net cash provided by financing activities was $380.7 million, which consisted of net proceeds from the Term Loan of $359.2 million, the exercise of stock options of $23.8 million and $2.8 million from the issuance of shares through our ESPP. We also made contingent consideration payments to MyoScience securityholders, of which $5.2 million was classified as financing activities based on the recognition at the time of the MyoScience Acquisition.

In 2020, net cash provided by financing activities was $222.3 million, which consisted of gross proceeds from the issuance of the 2025 Notes of $402.5 million, the exercise of stock options of $45.2 million and $2.5 million from the issuance of shares through our ESPP. In conjunction with the issuance of the 2025 Notes, we paid $211.1 million of cash (including $1.2 million of accrued interest classified as an operating outflow) to retire $185.0 million of our 2022 Notes in privately negotiated transactions and $12.5 million in financing costs. We also made contingent consideration payments to MyoScience securityholders, of which $5.6 million was classified as financing activities based on their recognition at the time of the MyoScience Acquisition.

Equity Financings
From our inception through December 31, 2021, we have raised $344.5 million of net proceeds from the sale of common stock and other equity securities via public offerings.
Debt
2026 Term Loan B Facility
In December 2021, we entered into the $375.0 million Term Loan which is secured by substantially all of the Company’s and any subsidiary guarantor’s assets and is scheduled to mature on December 7, 2026, subject to certain exceptions set forth in the Credit Agreement. The Company may elect to borrow either alternate base rate borrowings or term benchmark borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%.

The Credit Agreement requires us to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

At December 31, 2021, we had $375.0 million in outstanding borrowings under the Term Loan. As a result of our entry into the Term Loan, we expect our interest to increase in 2022. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of the Term Loan.

2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At December 31, 2021, the outstanding principal on the 2025 Notes was $402.5 million. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of the 2025 Notes, including information on convertibility factors, redemption, timeframes and balance sheet classification.

2024 Convertible Senior Notes

In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. At December 31, 2021, the outstanding principal on the Flexion 2024 Notes was $201.3 million. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of the Flexion 2024 Notes.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 76

Table of Contents,
2022 Convertible Senior Notes

In March 2017, we completed a private placement of $345.0 million in aggregate principal amount of our 2022 Notes and entered into an indenture with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The 2022 Notes mature on April 1, 2022, and since October 1, 2020, holders may convert their 2022 Notes at any time. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes discussed above to repurchase $185.0 million aggregate principal of the 2022 Notes in privately negotiated transactions for an aggregate of approximately $211.1 million in cash, including accrued interest. At December 31, 2021, the outstanding principal on the 2022 Notes was $160.0 million and we intend to repay the principal with cash on hand upon maturity on April 1, 2022. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of the 2022 Notes, including information on convertibility factors, redemption, timeframes and balance sheet classification.

Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our Term Loan and our Notes, and any conversions of our Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
•the costs of successfully integrating Flexion into our existing business and expanding the commercialization of ZILRETTA;
•the cost and timing of the potential Flexion milestone payments under the CVR Agreement, which could be up to an aggregate of $425.5 million if certain regulatory and commercial milestones are met (See Note 5, Acquisitions, to our consolidated financial statements included herein for more information);
•the impact of the COVID-19 pandemic, including the amounts and delays of suspended elective surgical procedures, clinical trials and general economic conditions;
•the timing of and extent to which the holders of our Notes elect to convert their Notes and the timing of principal and interest payments on our Term Loan;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL, ZILRETTA and iovera°, including outside of the U.S.;
•the cost and timing of expanding and maintaining our manufacturing facilities, including the current EXPAREL capacity expansion project at our Science Center Campus in San Diego, California;
•the cost and timing of potential remaining milestone payments to MyoScience security holders, which could be up to an aggregate of $43.0 million if certain regulatory and commercial milestones are met (See Note 5, Acquisitions, to our condensed consolidated financial statements included herein for more information);
•the cost and timing of additional strategic investments, including additional investments under existing agreements;
•costs related to legal and regulatory issues;
•the costs of performing additional clinical trials for our products, including the additional pediatric trials required by the FDA and EMA as a condition of approval of EXPAREL;
•the costs for the development and commercialization of other product candidates;
•the costs and timing of future payments under our employee benefit plans, including but not limited to our cash long-term incentive plan and non-qualified deferred compensation plan; and
•the extent to which we acquire or invest in products, businesses and technologies.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all. Capital market disruptions or negative economic conditions, especially in light of the COVID-19 pandemic, may hinder our access to capital.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 77

Table of Contents,
Contractual Obligations
We had three convertible senior notes outstanding as of December 31, 2021. $160.0 million in aggregate principal amount is due on our 2022 Notes in April 2022, $8.7 million in aggregate principal amount is due on the Flexion 2024 Notes in May 2024, and $402.5 million in aggregate principal amount is due on our 2025 Notes in August 2025. There was $201.5 million in aggregate principal amount of Flexion 2024 Notes outstanding as of December 31, 2021 of which $192.6 million in aggregate principal amount was repurchased on January 7, 2022 following an offer to purchase the Flexion 2024 Notes. The remaining interest payments on our Notes is $17.9 million, of which an estimated $5.3 million is due in 2022. We also have a $375.0 million Term Loan with contractually obligated principal payments of $28.1 million in 2022, $37.5 million in each of 2023 and 2024, $42.2 million in 2025 and $229.7 million in 2026. The remaining interest payments on the our Term Loan is approximately $115.9 million, based on the current interest rate.

In the normal course of business, we enter into various lease agreements for manufacturing, research and development and corporate activities, which are typically classified as operating leases under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases. As of December 31, 2021, we had net minimum commitments of $104.2 million, of which $13.2 million is due in 2022.

In addition, we have approximately $50.3 million of minimum, non-cancelable contractual commitments for contract manufacturing services as of December 31, 2021, of which $18.5 million is due within one year, and the remaining $31.8 million is due within one to three years. We have approximately $9.2 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2021, of which $4.7 million is due within one year, and the remaining $4.5 million is due within one to three years.

As part of the MyoScience Acquisition, upon the achievement of certain regulatory and commercial milestones, there are up to $43.0 million in potential milestone payments available as of December 31, 2021. As part of the Flexion Acquisition there are up to $425.5 million in potential payments if all the regulatory and commercial milestones are met. For more information, see Note 5, Acquisitions, to our consolidated financial statements included herein.

Critical Accounting Policies and Use of Estimates
We have based our management’s discussion and analysis of our financial condition and results of operations on our financial statements that have been prepared in accordance with GAAP in the U.S. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, contingent consideration, purchase price adjustments, inventory costs, liabilities and accruals, clinical trial expenses, stock-based compensation and the valuation of deferred tax assets. We base our estimates on historical experience, contract terms and on other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included herein. The following accounting policies, which may include significant judgments and estimates, were used in the preparation of our consolidated financial statements.
Revenue Recognition
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, service fees, government rebates, volume rebates and chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, except for returns, which is based on the expected value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts, statutory requirements and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis. If our assessments, experiences or judgments are not accurate estimates of future results, our results could be affected. The sensitivity of our estimates varies by program. Estimates associated with chargebacks and government programs have the greatest risk of being subject to adjustment because of the time delay between recording the accrual and the final settlement. Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 78

Table of Contents,
The summary of activity with respect to our sales related allowances and accruals for the years ended December 31, 2021, 2020 and 2019 appears in Note 4, Revenue, to our consolidated financial statements included herein.
Contingent Consideration

Subsequent to an acquisition, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in the consolidated statements of operations as acquisition-related charges. Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated sales, costs of goods sold and regulatory approvals. In the absence of new information, changes in fair value reflect the impact of the passage of time towards the potential achievement of the milestones.

The following table includes the key assumptions used in the valuation of our contingent consideration milestones:

Assumption	Flexion Ranges Utilized as of December 31, 2021	MyoScience Ranges Utilized as of December 31, 2021
Discount rates	11.39% to 12.92%	11.42% to 12.13%
Probability of achieving regulatory milestones	10.00% to 15.00%	1.00%
Projected year of achieving regulatory milestones	2026 to 2028	2023

The maximum remaining potential payments related to contingent consideration from the Flexion Acquisition and MyoScience Acquisition are $425.5 million and $43.0 million, respectively, as of December 31, 2021. Small changes to these assumptions may result in a material impact to the calculated amounts. Additionally, the forecasted revenue annual growth rates are key assumptions in the contingent consideration valuations associated with our commercial milestones. The impact of a hypothetical 10 percent increase in the forecasted annual growth rates would have increased the value of our contingent consideration liability as of December 31, 2021 by $10.1 million.

Purchase Price Accounting
Upon an acquisition, we determine the fair value of the assets acquired and liabilities assumed on the date of acquisition, which may include a significant amount of intangible assets, as well as goodwill. When determining the fair values of the acquired intangible assets, we consider, among other factors, analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using an income approach that relies on discounted cash flows. This method is computed utilizing a forecast of the expected future net cash flows for the asset adjusted to present value by applying a discount rate that reflects the risk factors associated with the net cash flows. We consider this approach to be the most appropriate valuation technique because the inherent value of an acquired intangible asset is its ability to generate future income. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analyses for acquired intangible assets.

Determining the fair values of acquired intangible assets requires us to exercise significant judgment. We select reasonable estimates and assumptions based on evaluating a number of factors, including, but not limited to, marketplace participants, consumer awareness and brand history. Additionally, there are significant judgments inherent in discounted cash flows such as estimating the amount and timing of projected future cash flows and the discount rates. Regarding the Flexion Acquisition, the following assumptions were utilized to determine the fair value of our ZILRETTA product:

Assumption	Flexion Acquisition Ranges Utilized as of December 31, 2021
Range of discount rates	17.5% - 18.0%
Forecasted annual sales growth rate	0.0% - 50.0%
Small changes to these assumptions may result in a material impact to the calculated amounts.

Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, to our consolidated financial statements for further discussion of recent accounting pronouncements.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 79

Table of Contents,
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at December 31, 2021 by approximately $0.6 million.

The fair values of our 2022 Notes and 2025 Notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of December 31, 2021, the estimated fair value of the 2025 Notes was $1,113 per $1,000 principal amount and the estimated fair value of the 2022 Notes was $1,039 per $1,000 principal amount. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of our 2022 Notes and 2025 Notes, which bear interest at fixed rates. At December 31, 2021, all $402.5 million of principal remains outstanding on the 2025 Notes, and $160.0 million of principal remains outstanding on the 2022 Notes.

The Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and is scheduled to mature on December 7, 2026. Each term loan borrowing which is an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. At December 31, 2021, we had $375.0 million in outstanding borrowings under the Term Loan. A hypothetical 100 basis point increase in interest rates would have increased interest expense during the year ended December 31, 2021 by approximately $0.3 million, which considers that the Term Loan was outstanding for less than one month during 2021. The impact of a hypothetical 100 basis point increase in interest rates would increase interest expense by $3.0 million in 2022.

As a result of the Flexion Acquisition and as discussed in more detail in Note 11, Debt, to our consolidated financial statements included herein, any future conversion rights for the Flexion 2024 Notes are subject to the occurrence of any future events giving rise to such conversion rights under the indenture governing the Flexion 2024 Notes.

We have agreements with certain vendors and partners that operate in foreign jurisdictions. The more significant transactions are primarily denominated in the U.S. Dollar, subject to an annual adjustment based on changes in currency exchange rates.

Additionally, our accounts receivable are primarily concentrated with four large wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.

Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements required by this item, together with the report of our independent registered public accounting firm, begin on page F-1 of this Annual Report.

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
On November 19, 2021, we acquired Flexion (now Pacira Therapeutics, Inc., or Pacira Therapeutics). As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 80

Table of Contents,
financial reporting of Pacira Therapeutics. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal controls over financial reporting in the 12 months following the acquisition. Pacira Therapeutics (excluding goodwill and intangible assets, which are included within the scope of the assessment) accounted for 13% of our total assets and 2% of our total revenue as of and for the year ended December 31, 2021.
Based on their evaluation as of December 31, 2021, our Chief Executive Officer and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 was audited by KPMG LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021.
Changes in Internal Control over Financial Reporting
As a result of the Flexion Acquisition, we have commenced a project to evaluate the processes and procedures of Pacira Therapeutics’ internal control over financial reporting into our internal control over financial reporting framework. Except for the activities described above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 81

Table of Contents,
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Pacira BioSciences, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Pacira BioSciences, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Flexion Therapeutics, Inc. during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Flexion Therapeutics, Inc.’s internal control over financial reporting associated with total assets of 13% (excluding goodwill and intangible assets, which are included in the scope of the assessment) and total revenues of 2% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Flexion Therapeutics, Inc.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2022

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 82

Table of Contents,
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2022 annual stockholders’ meeting and is incorporated by reference into this report.

Item 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2022 annual stockholders’ meeting and is incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2021, concerning shares of our common stock authorized for issuance under our equity compensation plans. We have two equity compensation plans under which shares are currently authorized for issuance, our Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”) and our 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2011 Plan and the 2014 ESPP were approved by stockholders. In April 2014, our board of directors adopted (without stockholder approval) the 2014 Inducement Plan, which authorized 175,000 shares of common stock to be granted as equity awards to new employees.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1) (2)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by stockholders (3)	6,020,510	$49.25	2,006,246
Equity compensation plans not approved by stockholders (3)	30,030	$64.21	138,924
Total equity compensation plans	6,050,540	$49.32	2,145,170
(1)    Awards issuable under our 2011 Plan include common stock, stock options, restricted stock, restricted stock units and other incentive awards.
(2)    Does not include 955,277 unvested shares outstanding as of December 31, 2021 in the form of restricted stock units under our 2011 Plan, which do not require the payment of any consideration by the recipients.
(3)    See Note 14, Stock Plans, to our consolidated financial statements included herein for further descriptions of our equity compensation plans.

Other information required by this item will be included in the proxy statement for our 2022 annual stockholders’ meeting and is incorporated by reference into this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2022 annual stockholders’ meeting and is incorporated by reference into this report.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be included in the proxy statement for our 2022 annual stockholders’ meeting and is incorporated by reference into this report.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 83

Table of Contents,

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

The report of our independent registered accounting firm, KPMG LLP, with respect to the above-referenced financial statements and their report on internal control over financial reporting are included in this Form 10-K. Their consent appears as Exhibit 23.1 of this Form 10-K.

Report of Registered Independent Accounting Firm on the Consolidated Financial Statements
Report of Registered Independent Accounting Firm on Internal Control over Financial Reporting

(2) Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or related notes thereto.
(3) Exhibits
The following exhibits are filed with, or incorporated by reference in this Form 10-K.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 84

Table of Contents,
EXHIBIT INDEX

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated March 4, 2019, by and among Pacira Pharmaceuticals, Inc., PS Merger, Inc., MyoScience, Inc., and Fortis Advisors LLC, as the securityholders’ representative. # †	8-K	2.1	3/5/2019
2.2	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Flexion Therapeutics, Inc., Pacira BioSciences, Inc. and Oyster Acquisition Company Inc.	8-K	2.1	10/12/2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	2/11/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated April 9, 2019.	8-K	3.1	4/9/2019
3.3	Second Amended and Restated Bylaws.	8-K	3.2	4/9/2019
4.1	Specimen Certificate Evidencing Shares of Common Stock.	10-Q	4.1	5/2/2019
4.2	Indenture (including form of 0.750% Convertible Senior Notes due 2025), dated July 10, 2020, between the Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	7/10/2020
4.3	Indenture (including form of 2.375% Convertible Senior Notes due 2022), dated March 13, 2017, between the Registrant and Wells Fargo Bank, National Association, as trustee.	8-K	4.1	3/13/2017
4.4	Indenture (including form of 3.375% Convertible Senior Notes due 2024), dated as of May 2, 2017, by and between Flexion Therapeutics, Inc. and Wells Fargo Bank, National Association, as trustee.*
4.5	First Supplemental Indenture, dated as of November 19, 2021, by and between Flexion Therapeutics, Inc. and Wells Fargo Bank, National Association, as trustee.*
4.6	Description of Securities.	10-K	4.3	2/21/2020
10.1	Amended and Restated 2011 Stock Incentive Plan.***	8-K	10.1	6/11/2021
10.2	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.***	8-K	10.3	6/4/2014
10.3	Form of Nonstatutory Stock Option Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.* ***
10.4	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.* ***
10.3	Form of Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan.***	10-Q	10.6	7/30/2015
10.4	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan.***	10-Q	10.7	7/30/2015
10.5	2014 Inducement Plan.***	10-Q	10.1	5/1/2014
10.6	2014 Employee Stock Purchase Plan.***	8-K	10.2	6/4/2014
10.7	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.	S-1/A	10.4	12/3/2010
10.8	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.	S-1/A	10.5	12/3/2010
10.9	Employment Agreement between the Registrant and David Stack.***	S-1/A	10.21	12/3/2010
10.10	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and David Stack.***	8-K	99.3	3/18/2013
10.11	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and David Stack.***	10-Q	10.2	7/30/2015
10.12	Employment Agreement, dated November 29, 2012, between the Registrant and Kristen Williams.***	10-Q	10.2	4/30/2015
10.13	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Kristen Williams.***	10-Q	10.3	4/30/2015
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 85

Table of Contents,

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
10.14	Amendment No. 2 to Employment Agreement, dated June 30, 2015, between the Registrant and Kristen Williams.***	10-Q	10.5	7/30/2015
10.15	Executive Employment Agreement, dated May 2, 2016, between the Registrant and Charles A. Reinhart, III.***	10-Q	10.1	8/4/2016
10.16	Executive Employment Agreement, dated June 19, 2019, between the Registrant and Max Reinhardt.***	10-Q	10.1	5/7/2020
10.17	Executive Employment Agreement, dated April 24, 2017, between the Registrant and Roy Winston.***	10-Q	10.2	5/7/2020
10.18	Form of Indemnification Agreement between the Registrant and its directors and officers.***	S-1/A	10.32	1/13/2011
10.19	Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	8/25/2011
10.20	First Amendment to Commercial Outsourcing Services Agreement, dated August 1, 2013, between the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	10/31/2013
10.21	Second Amendment to Commercial Outsourcing Services Agreement, dated August 25, 2014, between the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	10/30/2014
10.22	Third Amendment to Commercial Outsourcing Services Agreement, dated April 29, 2015, between the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	7/30/2015
10.23	Fourth through Eleventh Amendments to Commercial Outsourcing Services Agreement, between the Registrant and Integrated Commercialization Solutions, Inc.††	10-Q	10.3	5/7/2020
10.24	Pacira BioSciences, Inc. Deferred Compensation Plan.***	8-K	10.1	6/11/2020
10.25	Pacira BioSciences, Inc. Long-Term Incentive Plan.***	8-K	10.1	12/7/2020
10.26	Strategic Co-Production Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.1	7/31/2014
10.27	Manufacturing and Supply Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.2	7/31/2014
10.28	Technical Transfer and Service Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.3	7/31/2014
10.29	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace.***	10-Q	10.1	5/9/2012
10.30	Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace.***	10-Q	10.1	11/1/2012
10.31	Third Amendment to Consulting Agreement, dated September 11, 2013, between the Registrant and Gary Pace.***	10-Q	10.3	10/31/2013
10.32	Fourth Amendment to Consulting Agreement, dated November 25, 2015, between the Registrant and Gary Pace.***	10-K	10.57	2/25/2016
10.33	Executive Employment Agreement, dated May 29, 2017, between the Registrant and Dennis McLoughlin.***	10-Q	10.1	5/2/2019
10.34	Contingent Value Right Agreement, dated as of November 19, 2021, by and between Pacira BioSciences, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	10.1	11/19/2021
10.35	Credit Agreement, dated as of December 7, 2021, by and among Pacira BioSciences, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.##	8-K	10.1	12/9/2021
10.36	Manufacturing and Supply Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.††
10.37	Technical Transfer and Service Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.††
10.38	Side Letter to the Manufacturing and Supply Agreement between Flexion Therapeutics, Inc. and Patheon UK Limited, dated as of April 8, 2020.††

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 86

Table of Contents,

Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer and Chairman pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Schema Document.*
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
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
## Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

Item 16.    Form 10-K Summary
None.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page 87

Table of Contents,
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. /s/ DAVID STACK
Date:	February 28, 2022	By:	David Stack Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID STACK	Director, Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2022
David Stack

/s/ CHARLES A. REINHART, III	Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Charles A. Reinhart, III

/s/ LAUREN RIKER	Senior Vice President, Finance (Principal Accounting Officer)	February 28, 2022
Lauren Riker

/s/ LAURA BREGE	Director	February 28, 2022
Laura Brege

/s/ CHRISTOPHER J. CHRISTIE	Director	February 28, 2022
Christopher J. Christie

/s/ MARK FROIMSON	Director	February 28, 2022
Mark Froimson

/s/ YVONNE GREENSTREET	Director	February 28, 2022
Yvonne Greenstreet

/s/ MARK KRONENFELD	Director	February 28, 2022
Mark Kronenfeld

/s/ JOHN LONGENECKER	Director	February 28, 2022
John Longenecker

/s/ GARY PACE	Director	February 28, 2022
Gary Pace

/s/ ANDREAS WICKI	Director	February 28, 2022
Andreas Wicki

/s/ PAUL HASTINGS	Lead Director	February 28, 2022
Paul Hastings

Pacira BioSciences, Inc. | 2021 Form 10-K | Page 88

Table of Contents,
PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-1

Table of Contents,
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pacira BioSciences, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pacira BioSciences, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Initial fair value measurement of intangible assets acquired in connection with the acquisition of
Flexion Therapeutics, Inc.

As discussed in Notes 5 and 9 to the consolidated financial statements, the Company acquired Flexion Therapeutics, Inc. (Flexion) on November 19, 2021 for consideration of approximately $578.8 million. The Company measured the assets acquired and the liabilities assumed at fair value, which resulted in the recognition of $541.0 million of intangible assets, comprised of $480.0 million of developed technology and $61.0 million of in-process research and development.

We identified the evaluation of the initial fair value measurement of the developed technology and in-process research and development intangible assets acquired in connection with the acquisition of Flexion as a critical audit matter. Evaluating the initial fair value measurement of those intangible assets was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating certain assumptions used to estimate fair value. In particular, the fair value measurement was sensitive to management’s forecasts of revenue and the discount rate. In
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-2

Table of Contents,
addition, the audit effort associated with the evaluation of the Company’s discount rate involved the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of assumptions for forecasted revenues and discount rate. We performed sensitivity analyses over the forecasted revenues to assess the impact of changes in that assumption on the Company’s determination of the fair value of the developed technology and in-process intangible assets. We evaluated the future revenue growth rates used by the Company to determine forecasted revenues, by comparing them to industry data that was assessed to be relevant and reliable. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company's discount rate assumption, by comparing the inputs to that assumption to publicly available market data, and assessing the resulting discount rate.

Fair value measurement of the contingent consideration liabilities associated with the acquisitions of Flexion Therapeutics, Inc. and MyoScience, Inc.

As discussed in Notes 5 and 12 to the consolidated financial statements, the Company recognized contingent consideration liabilities at their estimated fair value on the acquisition date, in connection with applying the acquisition method of accounting for business combinations. Subsequent changes to the fair value of the contingent consideration liabilities were recorded in the consolidated statement of operations in the period of change. The initial fair value of the contingent consideration liability related to the acquisition of Flexion was $45.2 million. The fair value of the Flexion and MyoScience, Inc. (MyoScience) contingent consideration as of December 31, 2021 was $46.4 million and $11.2 million, respectively.

We identified the evaluation of the fair value measurement of the contingent consideration liabilities related to achieving commercial and regulatory milestones associated with the acquisitions of Flexion and MyoScience as a critical audit matter. Evaluating the fair value measurement of the contingent consideration liabilities required significant auditor judgment, due to the high degree of subjectivity inherent in certain assumptions with unobservable inputs that were used in the simulation model. In particular, the fair value measurement was sensitive to management’s forecasts of revenues, estimated probabilities and timing related to the achievement of certain commercial and regulatory milestones, volatility, and discount rates. In addition, the audit effort associated with the evaluation of the Company’s volatility and discount rates involved the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s initial and ongoing fair value measurement process for contingent consideration liabilities related to achieving commercial and regulatory milestones. This included controls related to the development of the assumptions for forecasted revenues, estimated probabilities and timing related to the achievement of certain milestones, volatility, and discount rates. We evaluated the forecasted revenue and certain commercial and regulatory milestone assumptions used in the Company’s models by comparing them to industry benchmarks and other third-party market data that were assessed to be relevant and reliable. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s volatility and discount rates, by comparing the inputs to those assumptions to publicly available market data for the comparable entities used by the Company, and assessing the resulting volatility and discount rates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Short Hills, New Jersey
February 28, 2022

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-3

Table of Contents,
PACIRA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$585,578	$99,957
Short-term available-for-sale investments	70,831	421,705
Accounts receivable, net	96,318	53,046
Inventories, net	98,550	64,650
Prepaid expenses and other current assets	14,771	12,265
Total current assets	866,048	651,623
Long-term available-for-sale investments	—	95,459
Fixed assets, net	188,401	136,688
Right-of-use assets, net	76,410	74,492
Goodwill	145,175	99,547
Intangible assets, net	623,968	96,521
Deferred tax assets	153,364	106,164
Investments and other assets	21,987	14,019
Total assets	$2,075,353	$1,274,513
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,543	$10,431
Accrued expenses	127,555	70,974
Lease liabilities	7,891	7,425
Convertible senior notes, net	350,466	149,648
Contingent consideration	—	14,736
Current portion of long-term debt, net	24,234	—
Income taxes payable	429	114
Total current liabilities	521,118	253,328
Convertible senior notes, net	339,267	313,030
Lease liabilities	71,727	71,025
Deferred revenue	10,125	—
Long-term debt, net	335,263	—
Contingent consideration	57,598	13,610
Other liabilities	9,847	3,832
Total liabilities	1,344,945	654,825
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 44,734,308 and 43,636,929 shares issued and outstanding at December 31, 2021 and 2020, respectively	45	44
Additional paid-in capital	942,091	873,201
Accumulated deficit	(211,895)	(253,875)
Accumulated other comprehensive income	167	318
Total stockholders’ equity	730,408	619,688
Total liabilities and stockholders’ equity	$2,075,353	$1,274,513
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-4

Table of Contents,
PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net product sales	$538,966	$426,614	$418,926
Royalty revenue	2,442	3,033	2,100
Collaborative licensing and milestone revenue	125	—	—
Total revenues	541,533	429,647	421,026
Operating expenses:
Cost of goods sold	140,255	117,328	106,712
Research and development	55,545	59,421	72,119
Selling, general and administrative	199,345	193,516	200,782
Amortization of acquired intangible assets	13,553	7,866	5,703
Acquisition-related charges, product discontinuation and other	42,911	5,166	25,230
Total operating expenses	451,609	383,297	410,546
Income from operations	89,924	46,350	10,480
Other (expense) income:
Interest income	896	4,629	7,376
Interest expense	(31,750)	(25,671)	(23,628)
Loss on early extinguishment of debt	—	(8,071)	—
Other, net	(2,666)	2,852	(4,976)
Total other expense, net	(33,520)	(26,261)	(21,228)
Income (loss) before income taxes	56,404	20,089	(10,748)
Income tax (expense) benefit	(14,424)	125,434	(268)
Net income (loss)	$41,980	$145,523	$(11,016)

Net income (loss) per share:
Basic net income (loss) per common share	$0.95	$3.41	$(0.27)
Diluted net income (loss) per common share	$0.92	$3.33	$(0.27)
Weighted average common shares outstanding:
Basic	44,262	42,671	41,513
Diluted	45,630	43,682	41,513
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-5

Table of Contents,
PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$41,980	$145,523	$(11,016)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax	(180)	(3)	602
Foreign currency translation adjustments	29	(1)	—
Total other comprehensive income (loss)	(151)	(4)	602
Comprehensive income (loss)	$41,829	$145,519	$(10,414)
See accompanying notes to consolidated financial statements
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-6

Table of Contents,
PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	41,223	$41	$709,691	$(388,226)	$(280)	$321,226
Cumulative effect adjustment of the adoption of Accounting Standards Update 2016-02 (Note 3)	—	—	—	(156)	—	(156)
Exercise of stock options	425	1	8,468	—	—	8,469
Vested restricted stock units	193	—	—	—	—	—
Common stock issued under employee stock purchase plan	67	—	2,402	—	—	2,402
Stock-based compensation	—	—	33,650	—	—	33,650
Retirement of equity component of 2019 convertible senior notes (Note 11)	—	—	(233)	—	—	(233)
Other comprehensive income (Note 13)	—	—	—	—	602	602
Net loss	—	—	—	(11,016)	—	(11,016)
Balance at December 31, 2019	41,908	42	753,978	(399,398)	322	354,944
Exercise of stock options	1,428	2	45,227	—	—	45,229
Vested restricted stock units	239	—	—	—	—	—
Common stock issued under employee stock purchase plan	62	—	2,546	—	—	2,546
Stock-based compensation	—	—	39,920	—	—	39,920
Retirement of equity component of 2022 convertible senior notes (Note 11)	—	—	(33,089)	—	—	(33,089)
Equity component of 2025 convertible senior notes issued, net of deferred taxes of $20,450 (Note 11)	—	—	64,619	—	—	64,619
Other comprehensive loss (Note 13)	—	—	—	—	(4)	(4)
Net income	—	—	—	145,523	—	145,523
Balance at December 31, 2020	43,637	44	873,201	(253,875)	318	619,688
Exercise of stock options	732	1	23,833	—	—	23,834
Vested restricted stock units	310	—	—	—	—	—
Common stock issued under employee stock purchase plan	55	—	2,811	—	—	2,811
Stock-based compensation	—	—	42,246	—	—	42,246
Other comprehensive loss (Note 13)	—	—	—	—	(151)	(151)
Net income	—	—	—	41,980	—	41,980
Balance at December 31, 2021	44,734	$45	$942,091	$(211,895)	$167	$730,408
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-7

Table of Contents,
PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$41,980	$145,523	$(11,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	10,872	(126,613)	(1,828)
Depreciation of fixed assets and amortization of intangible assets	28,548	19,908	19,576
Amortization of debt issuance costs	2,754	2,156	1,707
Amortization of debt discount	23,152	18,254	13,746
(Gain) loss on disposal and impairment of fixed assets	(10)	22	1,010
Loss on early extinguishment of debt	—	8,071	—
Stock-based compensation	42,246	39,920	33,650
Changes in contingent consideration (after an acquisition)	(989)	5,204	16,672
(Gain) loss on investment (net of stock dividend) and other non-operating income, net	2,673	(1,618)	4,315
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	(10,434)	(5,516)	(8,524)
Inventories, net	(4,467)	(6,353)	(8,026)
Prepaid expenses and other assets	1,142	(739)	(3,885)
Accounts payable	(10,262)	(3,312)	(1,822)
Accrued expenses and income taxes payable	5,451	(5,999)	22,041
Other liabilities	(229)	(2,467)	(6,726)
Payment of contingent consideration	(6,835)	(9,409)	(370)
Deferred revenue	125	—	—
Net cash provided by operating activities	125,717	77,032	70,520
Investing activities:
Acquisition of Flexion Therapeutics, Inc. (net of cash acquired)	(420,042)	—	—
Acquisition of MyoScience, Inc. (net of cash acquired)	—	—	(117,691)
Purchases of fixed assets	(45,866)	(37,801)	(10,159)
Purchases of available-for-sale investments	(611,488)	(546,516)	(318,484)
Sales of available-for-sale investments	1,068,736	307,870	319,468
Payment of contingent consideration	(4,000)	—	—
Sale of equity investment	9,057	—	—
Purchases of equity and debt investments	(17,187)	(1,160)	(1,622)
Net cash used in investing activities	(20,790)	(277,607)	(128,488)
Financing activities:
Proceeds from exercises of stock options	23,844	45,218	8,469
Proceeds from common stock issued under employee stock purchase plan	2,811	2,546	2,402
Proceeds from term loan B credit facility	363,750	—	—
Proceeds from debt component of the 2025 convertible senior notes	—	314,708	—
Proceeds from equity component of the 2025 convertible senior notes	—	87,792	—
Repayment of 2019 convertible senior notes	—	—	(338)
Repayment of 2022 convertible senior notes	—	(176,793)	—
Retirement of equity component of the 2022 convertible senior notes	—	(33,089)	—
Conversion premium on 2019 convertible senior notes	—	—	(233)
Payment of debt issuance and financing costs	(4,546)	(12,487)	—
Payment of contingent consideration	(5,165)	(5,591)	(6,630)
Net cash provided by financing activities	380,694	222,304	3,670
Net increase (decrease) in cash and cash equivalents	485,621	21,729	(54,298)
Cash and cash equivalents, beginning of year	99,957	78,228	132,526
Cash and cash equivalents, end of year	$585,578	$99,957	$78,228
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-8

Table of Contents,

PACIRA BIOSCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)
	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Cash paid for interest	$6,996	$7,205	$8,199
Cash paid for income taxes, net of refunds	$3,221	$2,417	$863
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$6,828	$9,288	$3,019
Net increase in contingent consideration liabilities	$45,241	$—	$28,470
See accompanying notes to consolidated financial statements.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-9

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience. The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves.

On November 19, 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion, and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. For more information, see Note 5, Acquisitions.

Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies, reliance on revenue from three products, reliance on a limited number of wholesalers, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity.

Coronavirus (COVID-19) Pandemic

Since early 2020, the Company’s revenues have been impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19) and pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and the lessening of elective surgery restrictions, certain pandemic-related operational challenges persist. It remains unclear how long it will take the elective surgery market to normalize or if restrictions on elective procedures will recur due to future COVID-19 variants or otherwise. For instance, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 Delta variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs, and in December 2021, the COVID-19 Omicron variant prompted some government restrictions on elective procedures and surgical staffing challenges which began to ease in January 2022. The Company’s manufacturing sites are operational and have safety protocols and guidelines as recommended by federal, state and local governments. To date, there have been no material impacts to the Company’s supply chain. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC. The accounts of the Company’s wholly owned subsidiaries are included in these consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications were made to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, revenue recognition, purchase price allocation, stock-based compensation, inventory costs, impairments of equity investments, long-lived assets, goodwill, liabilities and accruals, including contingent consideration,
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-10

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
convertible senior notes, and the valuation of deferred tax assets. The Company’s critical accounting policies are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results could differ from these estimates.
Revenue From Contracts With Customers
The Company’s sources of revenue include (i) sales of EXPAREL in the U.S., European Union, or E.U. and the United Kingdom, or U.K.; (ii) sales of ZILRETTA in the U.S.; (iii) sales of iovera° in the U.S., and Canada; (iv) sales of, and royalties on, its bupivacaine liposome injectable suspension, including for veterinary use and (v) license fees and milestone payments. See Note 4, Revenue, for further information on the Company’s accounting policies related to revenue from contracts with customers.
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
Concentration of Major Customers
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgery centers and physicians. The Company sells ZILRETTA primarily to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as Group Purchasing Organizations, or GPOs. The Company sells its bupivacaine liposome injectable suspension for veterinary use to a third-party licensee in the U.S. and sells iovera° directly to end users.
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Year Ended December 31,
	2021	2020	2019
Largest wholesaler	31%	31%	34%
Second largest wholesaler	28%	31%	29%
Third largest wholesaler	26%	25%	26%
Total	85%	87%	89%
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-11

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Revenue from outside the U.S. accounted for less than 1% of the Company’s total revenue for the year ended December 31, 2021. The Company began selling EXPAREL in the E.U. and U.K. and iovera° in Canada in the fourth quarter of 2021. The Company had no revenue from outside the U.S. during the years ended December 31, 2020 and 2019.
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
In calculating the estimated fair value of stock options granted, the Company uses the Black-Scholes option valuation model, or Black-Scholes model, which requires the consideration of the following variables for purposes of estimating fair value in addition to the closing price of the Company’s common stock on the date of grant:
•Expected term of the option
•Expected volatility
•Expected dividends
•Risk-free interest rate
The Company utilizes its historical volatility data to determine expected volatility over the expected option term. The Company uses an expected term based on its historical data from stock option activity. The risk-free interest rate is based on the implied yield on U.S. Department of the Treasury zero-coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not declared or paid any dividends since inception, nor does it have any intention to do so in the foreseeable future. Additionally, the Company’s ability to declare and pay a dividend in the future could be limited per the agreements governing its indebtedness. The Company records forfeitures as they occur rather than estimating forfeitures during each reporting period.
Cash and Cash Equivalents
All highly liquid investments with maturities of 90 days or less when purchased are considered cash equivalents. Cash equivalents include corporate debt securities, asset backed securities and money market funds. As of December 31, 2021, the carrying value of money market funds was $223.0 million, commercial paper was $19.0 million and asset backed securities was $2.6 million. As of December 31, 2020, the carrying value of money market funds was $51.8 million and commercial paper was $6.5 million. The carrying values approximate fair value as of December 31, 2021 and 2020.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-12

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Short-Term and Long-Term Available-For-Sale Investments
Short-term available-for-sale investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper, corporate and government bonds, and other bonds issued in the U.S. (and denominated in the U.S. dollar) by foreign entities, all with maturities of greater than three months, but less than one year. Long-term available-for-sale investments consist of corporate and government agency bonds with maturities greater than one year. The Company evaluates the classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date, which includes an assessment of the intent to hold the available-for-sale securities. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for preservation of capital, liquidity and a reasonable rate of return. The Company classifies its investments as available-for-sale. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities (except for credit losses) are excluded from net income (loss) and are reported as a separate component of accumulated other comprehensive income (loss) until realized. Realized gains and losses are included in interest income in the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. The Company evaluates whether a credit loss exists, and in the event a credit loss does exist, the credit loss is recognized in the consolidated statements of operations, based on the amount that the fair value is less than the amortized cost.
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-13

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
Acquired in-process research and development, or IPR&D, is recognized at fair value and initially characterized as an indefinite-lived intangible asset, irrespective of whether the acquired IPR&D has an alternative future use. If the acquired net assets do not constitute a business under the acquisition method of accounting, the transaction is accounted for as an asset acquisition and no goodwill is recognized. In an asset acquisition, the amount allocated to acquired IPR&D with no alternative future use is recorded as an expense at the acquisition date.
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
Equity Investments
The Company holds investments in equity securities without a readily determinable fair value. In the fourth quarter of 2019, the equity investment then held became publicly traded and thereafter, was recognized at its fair value at each reporting period with any unrealized holding gains (losses) included in other income (expense). The equity method investments without a readily determinable fair value are recognized at cost less any impairments, plus or minus any changes resulting from observable price changes in orderly transactions for a similar investment.
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
Convertible Debt Transactions
The Company separately accounts for the liability and equity components of convertible debt instruments by allocating the proceeds from the issuance between the liability component and the embedded conversion option, or equity component. The value of the equity component is calculated by first measuring the fair value of the liability component, using the interest rate of a similar liability that does not have a conversion feature, as of the issuance date. The difference between the initial proceeds
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-14

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
from the convertible debt issuance and the fair value of the liability component is recorded as the carrying amount of the equity component. The Company recognizes the amortization of the resulting discount as part of interest expense in its consolidated statements of operations. See Note 3, Recent Accounting Pronouncements, for the expected impact of Accounting Standards Update 2020-06 on accounting for convertible debt, which is effective January 1, 2022.
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

Diluted net income (loss) per common share is calculated by dividing net income (loss) available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the RSUs expected to vest, the shares to be purchased under the Company’s employee stock purchase plan (using the treasury stock method), and the excess conversion value on the Company’s convertible senior notes. See Note 3, Recent Accounting Pronouncements, for the expected impact of Accounting Standards Update 2020-06 on the calculation of dilutive shares for convertible debt, which is effective January 1, 2022.
Foreign Currencies
The balance sheet accounts of the Company’s foreign subsidiaries with functional currencies other than the U.S. Dollar are translated using the exchange rate at each respective balance sheet date. Revenues and expenses are translated using average exchange rates for each calendar month during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in the consolidated financial statements. Gains or losses from foreign currency exchanges are recorded in other, net in the consolidated statements of operations.
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

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification, or ASC, 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC Topic 606. As a result of the amendments made by the ASU, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its pre-acquisition financial statements. The ASU’s amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-15

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
on or after the date of initial application. The Company has decided to early adopt this standard and will apply it to the valuation of a Flexion deferred revenue contract.
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
Recent Accounting Pronouncements Not Adopted as of December 31, 2021
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative, and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid in capital. In addition, the new guidance requires diluted earnings per share calculations to be prepared using the if-converted method, instead of the treasury stock method. The guidance must be applied in fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted no earlier than for fiscal years beginning after December 15, 2020. The Company has elected to adopt the new guidance using a modified retrospective method of transition, which would be applied to transactions outstanding at January 1, 2022. As a result, after adopting the ASU’s guidance, the Company will not separately present in equity an embedded conversion feature for its convertible debt. Instead, the Company will account for a convertible debt instrument wholly as debt. In addition, the Company will not record interest expense on the previously recorded discount on convertible debt. The impact on the balance sheet at January 1, 2022 increased net debt by approximately $64.9 million, reduced accumulated deficit by $47.2 million, reduced additional paid-in capital by $96.5 million and decreased deferred tax liabilities by $15.7 million. The impact on the consolidated statement of operations will reduce interest expense by approximately $18.0 million in 2022, with a resultant impact on basic and diluted income (loss) per share.

NOTE 4—REVENUE
The Company’s net product sales consist of (i) EXPAREL in the U.S., the E.U., and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S. and Canada and (iv) sales of, and royalties on, its bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are from the Company’s collaborative licensing agreements. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure only relates to revenue associated with net EXPAREL and ZILRETTA product sales.
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users, namely hospitals, ambulatory surgery centers and healthcare provider offices. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. The Company primarily sells ZILRETTA to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as GPOs. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL and ZILRETTA revenue is recorded at the time the product is delivered to the customer.
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, service fees, government rebates, volume rebates and chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, except for returns, which is based on the expected value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-16

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts, statutory requirements and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.

The following table provides a summary of activity with respect to the Company’s sales related allowances and accruals related to EXPAREL for the years ended December 31, 2021, 2020 and 2019, as well as ZILRETTA for the year ended December 31, 2021 (in thousands):

	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2018	$344	$779	$1,167	$1,010	$—	$3,300
Provision	783	8,426	6,267	11,475	—	26,951
Payments/Adjustments	(587)	(8,243)	(5,948)	(10,669)	—	(25,447)
Balance at December 31, 2019	540	962	1,486	1,816	—	4,804
Provision	794	8,541	6,437	12,345	—	28,117
Payments/Adjustments	(311)	(8,496)	(6,755)	(12,561)	—	(28,123)
Balance at December 31, 2020	1,023	1,007	1,168	1,600	—	4,798
Provision	3,095	10,388	10,112	17,101	1,139	41,835
Payments/Adjustments	(757)	(10,217)	(7,644)	(15,207)	(378)	(34,203)
Balance at December 31, 2021	$3,361	$1,178	$3,636	$3,494	$761	$12,430
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
Accounts Receivable

The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers, specialty distributors, specialty pharmacy, GPOs and doctors. Payment terms generally range from zero to 97 days from the date of the transaction, and accordingly, there is no significant financing component.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-17

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
At contract inception, the Company assesses the goods promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a good that is distinct. When identifying individual performance obligations, the Company considers all goods promised in the contract regardless of whether explicitly stated in the customer contract or implied by customary business practices. The Company’s contracts with customers require it to transfer an individual distinct product, which represents a single performance obligation. The Company’s performance obligation with respect to its product sales is satisfied at a point in time, which transfers control upon delivery of EXPAREL and ZILRETTA to its customers. The Company considers control to have transferred upon delivery because the customer has legal title to the asset, physical possession of the asset has been transferred, the customer has significant risks and rewards of ownership of the asset and the Company has a present right to payment at that time.

Disaggregated Revenue

The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net product sales:
EXPAREL	$506,515	$413,338	$407,877
ZILRETTA	12,683	—	—
iovera°	16,162	8,817	7,896
Bupivacaine liposome injectable suspension	3,606	4,459	3,153
Total net product sales	$538,966	$426,614	$418,926

The Company began recognizing revenue from net product sales of ZILRETTA on November 19, 2021, the date of the Flexion Acquisition.

NOTE 5—ACQUISITIONS
Flexion Therapeutics, Inc.
On November 19, 2021, the Company acquired Flexion (the “Flexion Acquisition”), a biopharmaceutical company focused on the discovery, development, and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, the most common form of arthritis, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 11, 2021, by and among the Company, Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Purchaser”), and Flexion. Following the completion of a successful tender offer for the shares of Flexion’s common stock, and pursuant to the terms of the Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser merged with and into Flexion with Flexion surviving as a wholly owned subsidiary of the Company. The Company changed the name of Flexion to Pacira Therapeutics, Inc. after completing the merger.

The total consideration for the Flexion Acquisition was approximately $578.8 million consisting of: (i) $448.5 million of cash paid to former Flexion stockholders and to settle restricted stock units and in-the-money stock options; (ii) an $85.1 million cash payment of Flexion debt not to be assumed by the Company and (iii) $45.2 million of estimated contingent consideration related to contingent value rights, or CVRs, that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. The consideration is subject to adjustments based on the achievement of certain potential milestone payments. The Company estimates that up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved, as follows:
(i) $1.00 per CVR the first time that net sales of ZILRETTA in any calendar year equal or exceed $250.0 million;
(ii) $2.00 per CVR, the first time that net sales of ZILRETTA in any calendar year equal or exceed $375.0 million;
(iii) $3.00 per CVR, the first time that net sales of ZILRETTA in any calendar year equal or exceed $500.0 million;
(iv) $1.00 per CVR upon approval by the U.S. Food and Drug Administration, or FDA, of a Biologics License Application (BLA) for PCRX-201 (formerly FX-201), a clinical stage gene therapy product candidate; and
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-18

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(v) $1.00 per CVR upon approval by the FDA of a new drug application, or NDA, for PCRX-301 (formerly FX-301), an investigational product candidate.
The total consideration for the Flexion Acquisition was $578.8 million, which consisted of the following (in thousands, except per share amounts):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase consideration paid at closing:
Cash consideration for all outstanding shares of Flexion’s common stock (50,392 shares of common stock acquired at $8.50 per share)	$428,333
Cash consideration paid to settle RSUs and in-the-money options	20,153
Cash paid to settle Flexion debt	85,118
533,604
Fair value of contingent value rights (CVRs)	45,241
Total purchase consideration	$578,845
The Company has accounted for the Flexion Acquisition using the acquisition method of accounting and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its consolidated financial statements from the acquisition date of November 19, 2021.
The preliminary purchase price allocation is based on estimates, assumptions, valuations and other studies which have not yet been finalized. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that unknown events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation and may change the carrying value of goodwill. The Company is finalizing its valuation of intangible assets, tangible assets, liabilities and tax analyses, and anticipates finalizing the purchase price allocation as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-19

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables set forth the preliminary allocation of the Flexion Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

Amounts Recognized at the Acquisition Date
ASSETS ACQUIRED
Cash and cash equivalents	$113,562
Short-term available-for-sale investments	11,153
Accounts receivable	32,838
Inventories	29,667
Prepaid expenses and other assets	4,852
Fixed assets	23,307
Deferred tax assets	58,015
Right-of-use assets	6,585
Identifiable intangible assets	480,000
In-process research and development (IPR&D)	61,000
Total assets	$820,979
LIABILITIES ASSUMED
Accounts payable	$9,794
Accrued expenses	22,746
Deferred revenue	10,000
Lease liabilities	6,585
Other liabilities	1,187
Long-term debt	201,450
Total liabilities	251,762
Total identifiable net assets acquired	569,217
Goodwill	9,628
Total consideration transferred	$578,845

The acquired identifiable intangible assets and IPR&D assets were valued from a market participants’ perspective using a multi-period excess earnings methodology (income approach). The identifiable finite-lived intangible asset, ZILRETTA, is a developed technology for OA knee pain with a value of $480.0 million and a useful life of 9.7 years. A discount rate of 17.5% was used in calculating the fair value of this technology. The IPR&D asset relates to the use of ZILRETTA for the treatment of OA pain of the shoulder and was valued at $60.0 million. The projected cash flows for this asset were adjusted for the probability of successful development and commercialization, and were discounted at 18.0%.

The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to the value of combining ZILRETTA with iovera° and EXPAREL as a safe and effective non-opioid multimodal regimen for pain management, as well as the synergies of merging operations. The acquired goodwill and intangible assets are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of acquired goodwill and intangible assets.

Flexion results from the acquisition date of November 19, 2021 through December 31, 2021, which are included in the consolidated statements of operations, are as follows (in thousands):

Classification in Consolidated Statements of Operations	Acquisition Date Through December 31, 2021
Total revenues	$12,683
Net loss	$(25,010)
Refer to Note 18, Acquisition-Related Charges Product Discontinuation and Other, for further information on costs incurred related to the Flexion Acquisition.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-20

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the years ended December 31, 2021 and 2020, as if the Flexion Acquisition had occurred on January 1, 2020. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of January 1, 2020, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Total revenues	$630,942	$515,199
Net loss	(67,264)	(19,711)
Pro forma basic and diluted net loss per share	$(1.52)	$(0.46)
The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Flexion. The summary pro forma financial information primarily reflects the following pro forma adjustments:
•Removal of the acquisition-related transaction fees and costs, including certain stock-based compensation and other compensation expenses related to the acquisition, from the years ended December 31, 2021 and 2020;
•Removal of the income tax benefit resulting from the Company decreasing its existing valuation allowance on deferred tax assets from the years ended December 31, 2021 and 2020;
•Removal of Flexion’s interest expense and associated deferred financing cost amortization;
•Adjustments to the Company’s interest income for the cash used to acquire Flexion;
•Additional cost of goods sold related to the step-up value in inventory;
•Additional amortization expense from the acquired developed technology intangible assets;
•Additional depreciation of fixed assets; and
•Additional lease expense on the ROU assets.
In addition, all of the above adjustments were adjusted for the applicable tax impact.
MyoScience, Inc.
On April 9, 2019, the Company acquired MyoScience (the “MyoScience Acquisition”), a privately held medical device company, in which MyoScience became a wholly owned subsidiary of the Company and was renamed Pacira CryoTech, Inc. The total consideration was $147.5 million, which included a cash payment of $119.0 million and the fair value of contingent consideration in the amount of $28.5 million. The contingent consideration consisted of contingent milestone payments up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones, of which $43.0 million are available as of December 31, 2021. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, with any such milestones payable within 60 days of the end of the fiscal quarter of achievement. During the years ended December 31, 2021, 2020 and 2019, the Company made $12.0 million, $15.0 million and $7.0 million of cash payments for the achievement of certain milestones, respectively. See Note 12, Financial Instruments, for information on the measurement and amounts recognized in the Company’s consolidated financial statements for contingent consideration. See Note 21, Commitments and Contingencies, for information on a dispute regarding the achievement of certain milestone payments.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-21

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 6—INVENTORIES
The components of inventories, net are as follows (in thousands):

	December 31,
	2021	2020
Raw materials	$36,337	$26,886
Work-in-process	35,182	16,266
Finished goods	27,031	21,498
Total	$98,550	$64,650

NOTE 7—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	December 31,
	2021	2020
Machinery and equipment	$117,264	$74,966
Leasehold improvements	59,740	54,434
Computer equipment and software	13,197	12,170
Office furniture and equipment	2,883	2,387
Construction in progress	80,557	71,091
Total	273,641	215,048
Less: accumulated depreciation	(85,240)	(78,360)
Fixed assets, net	$188,401	$136,688
For information on useful lives by asset category, refer to Note 2, Summary of Significant Accounting Policies.
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $15.0 million, $12.0 million and $14.0 million, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized interest of $3.9 million, $2.4 million and less than $0.1 million, respectively.
As of December 31, 2021 and 2020, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located outside of the U.S. in the amount of $65.4 million and $67.5 million, respectively.
As of December 31, 2021 and 2020, the Company had AROs of $2.4 million and $2.0 million, respectively, included in accrued expenses and other liabilities on its consolidated balance sheet, for costs associated with returning leased space to its original condition upon the termination of certain lease agreements.

NOTE 8—LEASES
The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms up to 8.7 years, some of which provide renewal options at the then-current market value. The Company also has an embedded lease with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, England. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis. As a result of the Flexion Acquisition, the Company recorded new operating lease liabilities of $6.6 million arising from obtaining ROU lease assets for three locations.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-22

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Year Ended December 31,
Operating Lease Costs	2021	2020	2019
Fixed lease costs	$11,976	$10,055	$6,225
Variable lease costs	1,722	2,096	1,651
Total	$13,698	$12,151	$7,876

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for operating lease liabilities, net of lease incentive	$12,709	$14,347	$7,346
Right-of-use assets recorded in exchange for lease obligations	$8,692	$42,191	$41,605

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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	December 31,
	2021	2020
Weighted average remaining lease term	7.77 years	9.18 years
Weighted average discount rate	6.96%	6.87%

As of December 31, 2021, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Payments Due
2022	$13,171
2023	13,292
2024	13,422
2025	12,561
2026	12,296
2027 and thereafter	39,423
Total lease payments	104,165

Less: imputed interest	(24,547)
Total operating lease liabilities	$79,618

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-23

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma in 2007 (the “Skyepharma Acquisition”), the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2019	$99,547
2020 accumulated adjustments	—
Balance at December 31, 2020	99,547
Goodwill arising from milestones achieved under the Skyepharma Acquisition	36,000
Goodwill arising from the Flexion Acquisition	9,628
Balance at December 31, 2021	$145,175
The Skyepharma Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the date of acquisition. In connection with the Skyepharma Acquisition, the Company agreed to certain milestone payments for DepoBupivacaine products, including EXPAREL. In the fourth quarter of 2021, the Company met both of its two remaining milestones due to Skyepharma: $4.0 million upon the first commercial sale in the U.K., France, Germany, Italy or Spain which was paid in the fourth quarter of 2021; and $32.0 million when annual net sales collected reached $500.0 million, which was paid in the first quarter of 2022. These milestone payments were treated as additions to the Skyepharma Acquisition and, therefore, recorded as goodwill. The Company made a tax election that allows the acquired goodwill and intangible assets associated with the MyoScience Acquisition to be tax deductible.
In connection with the Flexion Acquisition, the Company recorded goodwill totaling $9.6 million. The acquired goodwill and intangible assets are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of acquired goodwill and intangible assets.
Intangible Assets
Intangible assets, net, consist of the IPR&D and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(27,097)	$562,903	10 years, 5 months
Customer relationships	90	(25)	65	10 years
Total finite-lived intangible assets, net	590,090	(27,122)	562,968
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(27,122)	$623,968

December 31, 2020	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technology	$110,000	$(13,553)	$96,447	14 years
Customer relationships	90	(16)	74	10 years
Total intangible assets, net	$110,090	$(13,569)	$96,521
Amortization expense on intangible assets for the years ended December 31, 2021 and 2020 was $13.6 million and $7.9 million, respectively. Assuming no changes in the gross carrying amount of these intangible assets, the future estimated
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-24

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
amortization expense on the finite-lived intangible assets will be $57.4 million through 2028, $57.3 million in 2029 and 2030, $36.9 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 10—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued selling, general and administrative expenses	$12,063	$23,288
Accrued research and development expenses	5,480	6,682
Other accrued operating expenses	14,912	11,196
Compensation and benefits	45,491	22,202
Accrued royalties (1)	35,298	3,040
Accrued interest	5,358	2,376
Product returns and wholesaler service fees	8,953	2,190
Total	$127,555	$70,974
(1) At December 31, 2021, accrued royalties included a $32.0 million milestone payment to Skyepharma that was met in the fourth quarter of 2021 for achieving annual net sales collected of $500.0 million on the Company’s DepoBupivacaine products, including EXPAREL. This milestone was subsequently paid in the first quarter of 2022. See Note 9, Goodwill and Intangible Assets, for more information.

NOTE 11—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (amounts in thousands):

	December 31,
	2021	2020
Term loan B facility maturing December 2026	$359,497	$—
0.750% Convertible senior notes due August 2025	330,627	313,030
3.375% Convertible senior notes due May 2024	201,249	—
2.375% Convertible senior notes due April 2022	157,857	149,648
Total	$1,049,230	$462,678

Term Loan B Facility
On December 7, 2021, the Company entered into a term loan credit agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the initial lender. The term loan issued under the Credit Agreement (the “Term Loan”), which was issued at a 3% discount and allows for a single-advance term loan B facility in the principal amount of $375.0 million, which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets. Subject to certain conditions, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities. The net proceeds of the Term Loan were approximately $363.8 million after deducting an original issue discount of $11.2 million.

The total debt composition of the Term Loan is as follows (in thousands):

December 31,
2021
Term Loan maturing December 2026	$375,000
Deferred financing costs	(4,443)
Discount on debt	(11,060)
Total debt, net of debt discount and deferred financing costs	$359,497

The Term Loan matures on December 7, 2026 and requires quarterly repayments of principal in the amount of $9.4 million. commencing June 30, 2022, and increasing to $14.1 million commencing December 31, 2025, with a remaining balloon payment of approximately $188.0 million due at maturity. During 2022, the Company will be required to make three
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-25

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
quarterly payments totaling $28.1 million. The Company is also required to make mandatory prepayments of principal from (i) commencing with the fiscal year ending December 31, 2022, the Company’s excess cash flow (as defined in the Credit Agreement) existing in any fiscal year and if the Senior Secured Leverage Ratio (as defined in the Credit Agreement) for such fiscal year exceeds certain predetermined limits (ii) net proceeds (as defined in the Credit Agreement) of non-ordinary course assets sales and casualty events and (iii) debt issuance proceeds (other than permitted debt under the Credit Agreement). No mandatory prepayments are due for 2021. Prepayment penalties for the Term Loan are 3% in loan year 1, 2% in loan year 2, 1% in loan year 3 and no prepayment penalties thereafter. Prepayment penalties generally do not apply to mandatory prepayment obligations under the Credit Agreement, such as prepayments due in connection with excess cash flow.

The Term Loan requires the Company to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Term Loan also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2021, the Company was in compliance with all financial covenants under the Credit Agreement.

The Company may elect to borrow either term benchmark borrowings or alternate base rate borrowings. Term benchmark borrowings bear interest at a variable rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Credit Agreement) (subject to a 75 basis points floor) plus an applicable margin of 700 basis points. Alternate base rate borrowings bear interest at a variable rate per annum determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) Prime Rate (as defined in the Credit Agreement) in effect on such day, (ii) NYFRB Rate (as defined in the Credit Agreement) plus 50 basis points or (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 100 basis points, subject to certain exceptions, plus an applicable margin of 600 basis points. As of December 31, 2021, borrowings under the Term Loan consisted entirely of term benchmark borrowings at a rate of 7.75%.

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

The total debt composition of the 2025 Notes is as follows (in thousands):

	December 31,
	2021	2020
0.750% Convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(7,155)	(8,940)
Discount on debt	(64,718)	(80,530)
Total debt, net of debt discount and deferred financing costs	$330,627	$313,030

The net proceeds from the issuance of the 2025 Notes was approximately $390.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2025 Notes was used by the Company to repurchase $185.0 million in aggregate principal amount of its outstanding 2.375% convertible senior notes due 2022 in privately negotiated transactions for a total of $211.1 million of cash (including accrued interest).

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

(ii) during the five-business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Indenture) per $1,000 principal amount of notes for each trading day
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-26

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

None of these conditions for conversion were met during the quarter ended December 31, 2021.

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

As of December 31, 2021, the 2025 Notes had a market price of $1,113 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

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

If the Company undergoes a fundamental change, as defined in the 2025 Indenture, subject to certain conditions, holders of the 2025 Notes may require the Company to repurchase for cash all or part of their 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to August 1, 2025, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with the make-whole fundamental change.

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

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-27

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
While the 2025 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2021 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.

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

Convertible Senior Notes Due 2024 Assumed from the Flexion Acquisition
Prior to the Flexion Acquisition, on May 2, 2017, Flexion issued an aggregate of $201.3 million principal amount of 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”), pursuant to the indenture, dated as of May 2, 2017 (the “Original Flexion Indenture”), between Flexion and Wells Fargo Bank, National Association, as trustee (the “Flexion Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 19, 2021, between Flexion and the Flexion Trustee (the “First Supplemental Flexion Indenture” and, together with the Original Flexion Indenture, the “Flexion Indenture”). The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. Upon the Flexion Acquisition, the principal was assumed and recorded at fair value by the Company.

Upon conversion of the Flexion 2024 Notes, at the election of each holder thereof, each Flexion 2024 Note was convertible into cash, shares of Flexion’s common stock, or a combination thereof, at Flexion’s election, at a conversion rate of approximately 37.3413 shares of Flexion common stock per $1,000 principal amount of the Flexion 2024 Notes, which corresponded to an initial conversion price of approximately $26.78 per share of Flexion’s common stock. As a result of the Flexion Acquisition, and in connection with the Notice (as defined below), holders of the Flexion 2024 Notes became entitled to certain Flexion Acquisition-related conversion and repurchase rights, as discussed below. In addition, as a result of the Flexion Acquisition and as discussed in more detail below, any future conversion rights are subject to the occurrence of any future events giving rise to such conversion rights under the Flexion Indenture.

On December 6, 2021, as a result of the Flexion Acquisition and in accordance with the Flexion Indenture, Flexion provided a Fundamental Change Company Notice and Offer to Purchase (the “Notice”) to the holders of the Flexion 2024 Notes and offered to repurchase for cash all of the outstanding Flexion 2024 Notes, at a repurchase price in cash equal to 100% of the principal amount of the Flexion 2024 Notes being repurchased, plus accrued and unpaid interest thereon to, but excluding, January 7, 2022, subject to the terms and conditions set forth therein. The offer to purchase expired at 5:00 p.m., New York City time, on January 6, 2022, as scheduled.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-28

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Any holder that did not exercise its repurchase right in accordance with the terms of the Notice retained the conversion rights associated with such holder’s Flexion 2024 Notes under the Flexion Indenture. For conversion of Flexion 2024 Notes in connection with the Fundamental Change and the Make-Whole Fundamental Change (each as defined in the Flexion Indenture) resulting from the Flexion Acquisition, each $1,000 principal amount of the Flexion 2024 Notes was convertible into (i) $317.40 in cash and (ii) 37.3413 CVRs, based on the conversion rate of 37.3413, prior to 5:00 p.m., New York City time, on January 7, 2022. Alternatively, holders could retain their Flexion 2024 Notes and such Flexion 2024 Notes would remain outstanding subject to their existing terms, including with respect to a holder’s right to receive interest payments on the Flexion 2024 Notes and exercise any future conversion rights that may arise under the Flexion Indenture.

On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. The remaining principal outstanding is $8.6 million as of the date of this report.

Convertible Senior Notes Due 2022
In March 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture, or 2022 Indenture, with respect to the 2022 Notes. The 2022 Notes accrue interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1st and October 1st of each year. The 2022 Notes mature on April 1, 2022. As discussed above, in July 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million aggregate principal amount of the 2022 Notes in privately negotiated transactions for an aggregate of $211.1 million in cash (including accrued interest). The partial repurchase of the 2022 Notes resulted in an $8.1 million loss on early extinguishment of debt during the year ended December 31, 2020.

The total debt composition of the 2022 Notes is as follows (in thousands):

	December 31,
	2021	2020
2.375% Convertible senior notes due April 2022	$160,000	$160,000
Deferred financing costs	(223)	(1,089)
Discount on debt	(1,920)	(9,263)
Total debt, net of debt discount and deferred financing costs	$157,857	$149,648

Holders may convert their 2022 Notes at any time through the close of business on the second scheduled trading day immediately preceding April 1, 2022. Upon conversion, holders will receive the principal amount of their 2022 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 40 consecutive trading days during the observation period (as more fully described in the 2022 Indenture). For both the principal and excess conversion value, holders may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the 2022 Notes is 14.9491 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $66.89 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2022 Notes represents a premium of approximately 37.5% to the closing sale price of $48.65 per share of the Company’s common stock on the Nasdaq Global Select Market on March 7, 2017, the date that the Company priced the private offering of the 2022 Notes.

As of December 31, 2021, the 2022 Notes had a market price of $1,039 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2022 Notes will be paid pursuant to the terms of the 2022 Indenture. In the event that all of the 2022 Notes are settled, the Company would be required to repay the remaining $160.0 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).

As of April 1, 2020, the Company may redeem for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option, all or part of the 2022 Notes if the last reported sale price (as defined in the 2022 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-29

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
trading days prior to the date on which the Company provides notice of redemption. This condition was not met during the quarter ended December 31, 2021. The redemption price will equal the sum of (i) 100% of the principal amount of the 2022 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2022 Notes for redemption will constitute a “make-whole fundamental change” (as defined in the 2022 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2022 Notes.

If the Company undergoes a fundamental change, as defined in the 2022 Indenture, subject to certain conditions, holders of the 2022 Notes may require the Company to repurchase for cash all or part of their 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, if a make-whole fundamental change occurs prior to April 1, 2022, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with the make-whole fundamental change.

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

Interest Expense

The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Contractual and other interest expense	$9,759	$7,650	$8,195
Amortization of debt issuance costs	2,754	2,156	1,707
Amortization of debt discount	23,152	18,254	13,746
Capitalized interest (Note 7)	(3,915)	(2,389)	(20)
Total	$31,750	$25,671	$23,628

Effective interest rate on total debt	6.66%	7.15%	7.81%

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-30

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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s equity investment with a readily determinable fair value was calculated utilizing market quotations from a major American stock exchange (Level 1). The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amounts of equity investments and convertible notes receivable without readily determinable fair values have not been adjusted for either impairments or upward or downward adjustments based on observable transactions. The carrying values and fair values of the Company’s financial assets and liabilities at December 31, 2021 are as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Asset:
Equity investments	$14,127	$—	$—	$14,127
Convertible notes receivable	$4,132	$—	$—	$4,132
Financial Liabilities:
Acquisition-related contingent consideration	$57,598	$—	$—	$57,598

Financial Liabilities Measured at Amortized Cost:
Term loan facility due December 2026	$359,497	$—	$371,250	$—
2.375% convertible senior notes due 2022 (1)	$157,857	$—	$166,200	$—
0.750% convertible senior notes due 2025 (1)	$330,627	$—	$447,781	$—
3.375% convertible senior notes due 2024 (2)	$201,249	$—	$201,552	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $60.17 per share at December 31, 2021 compared to a conversion price of $66.89 per share for the 2022 Notes and a conversion price of $71.78 per share for the 2025 Notes. Therefore, at December 31, 2021, the conversion prices were above the stock price. The maximum conversion premium that could have been due on the 2022 Notes and 2025 Notes at December 31, 2021 was approximately 2.4 million and 5.6 million shares of the Company’s common stock, respectively. These figures assume no increases in the conversion rate for certain corporate events.
(2) Relates to the Flexion 2024 Notes. For more information, See Note 11, Debt.

Certain assets and liabilities are measured at fair value on a non-recurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-31

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Financial Liabilities Measured at Fair Value on a Recurring Basis
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $57.6 million and $28.3 million as of December 31, 2021 and 2020, respectively. Refer to Note 5, Acquisitions and Note 18, Acquisition-Related Charges, Product Discontinuation and Other, for more information.
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
On November 19, 2021, as part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represents the Company’s achievement of meeting regulatory and sales-based milestones. For the period of acquisition through December 31, 2021, the Company recorded an additional $1.2 million liability due to an estimated $0.02 increase to contingent consideration per CVR fair value, which was included in acquisition-related charges in the consolidated statements of operations. At December 31, 2021, the weighted average discount rate was 12.2% and the weighted average probability of success for regulatory milestones was 12.7%.
For the year ended December 31, 2021, the Company recognized an acquisition-related gain of $2.2 million and for the years ended December 31, 2020 and 2019, the Company recognized acquisition-related charges of $5.2 million and $16.7 million, respectively, related to the MyoScience Acquisition, as a result of revisions to the probabilities of regulatory milestones being met and future projections, which have been included in acquisition-related charges in the consolidated statements of operations. At December 31, 2021, the weighted average discount rate was 11.8% and the weighted average probability of success for regulatory milestones was 1%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of December 31, 2021	MyoScience Ranges Utilized as of December 31, 2021
Discount rates	11.39% to 12.92%	11.42% to 12.13%
Probability of achieving regulatory milestones	10.00% to 15.00%	1.00%
Projected year of achieving regulatory milestones	2026 to 2028	2023

The maximum remaining potential payments related to the contingent consideration from the Flexion Acquisition and MyoScience Acquisition are $425.5 million and $43.0 million, respectively, as of December 31, 2021.

The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2020	$28,346
Contingent consideration related to the Flexion Acquisition	45,241
Fair value adjustments and accretion	(989)
Payments made or offset against amounts due	(15,000)
Balance at December 31, 2021	$57,598
Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate and government bonds with maturities greater than three months, but less than one year. Long-term investments consist of government bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and long-term investments are reported in other comprehensive income (loss). At December 31, 2021, all of the Company’s short-term investments are classified as
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-32

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term and long-term investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s investments at December 31, 2021 and 2020 (in thousands):

December 31, 2021 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$3,182	$—	$—	$3,182
Commercial paper	57,533	80	(2)	57,611
Corporate bonds	9,936	102	—	10,038
Total	$70,651	$182	$(2)	$70,831

December 31, 2020 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Short-term:
Asset-backed securities	$34,918	$98	$—	$35,016
Commercial paper	221,494	36	(18)	221,512
Corporate bonds	120,375	179	(11)	120,543
U.S. Government bonds	44,629	7	(2)	44,634
Subtotal	421,416	320	(31)	421,705
Long-term:
U.S. Government bonds	95,429	30	—	95,459
Subtotal	95,429	30	—	95,459
Total	$516,845	$350	$(31)	$517,164

At December 31, 2021, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At December 31, 2021 and December 31, 2020, the interest receivable recognized in prepaid expenses and other current assets was $0.1 million and $1.6 million, respectively.
Equity and Convertible Note Investments
At December 31, 2021 and 2020, the Company held an equity investment of $4.1 million and $1.2 million, respectively, in GeneQuine Biotherapeutics GmbH, or GeneQuine, a privately held biopharmaceutical company headquartered in Hamburg, Germany. This investment has no readily determinable fair value and is recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments. During 2021, the Company purchased a convertible note from GeneQuine in the amount of $1.2 million and invested an additional $3.0 million in equity investments. During the year ended December 31, 2021, the valuation of the convertible note was reduced by less than $0.1 million due to changes in foreign currency exchange rates. The Company has the right to make additional investments in debt securities of $1.7 million predicated upon GeneQuine achieving certain prespecified near-term milestones.

In April 2021, the Company purchased preferred shares in Coda BioTherapeutics, Inc., a privately held preclinical stage biopharmaceutical company that is developing a gene-therapy platform to treat neurological disorders and diseases for a purchase price of $10.0 million. There were no adjustments to this investment during the year ended December 31, 2021.

In April 2021, the Company purchased a convertible note in the amount of $3.0 million from Spine BioPharma, LLC, a preclinical stage biopharmaceutical company. There were no adjustments to this investment during the year ended December 31, 2021.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-33

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
At December 31, 2020, the Company held an equity investment in TELA Bio, Inc., or TELA Bio, in its consolidated balance sheets in the amount of $11.6 million. During the year ended December 31, 2021, the Company sold its investment in TELA Bio for net cash proceeds of $9.1 million and recognized a realized loss of $2.6 million, which was recorded in other, net in the consolidated statements of operations. In 2020, the fair value of TELA Bio increased by $1.6 million, which was recorded in other, net in the consolidated statement of operations and in 2019, the Company also recognized an impairment loss of $5.7 million in other, net related to its investment in TELA Bio. The fair values of TELA Bio at December 31, 2020 and 2019 were based on Level 1 inputs.

Subsequent to December 31, 2021, in January 2022, the Company purchased preferred shares in the privately-held Genascence Corporation, a preclinical stage biopharmaceutical company, for $7.5 million, recorded as an equity investment.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally insured limits.
As of December 31, 2021, four wholesalers each accounted for over 10% of the Company’s accounts receivable at 30%, 20%, 17% and 11%. At December 31, 2020, three wholesalers each accounted for over 10% of the Company’s accounts receivable at 36%, 28% and 23%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL revenues are primarily derived from major wholesalers that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of December 31, 2021 and 2020, the Company did not deem any allowances for credit losses on its accounts receivable necessary.

NOTE 13—STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 44,734,308 and 43,636,929 were issued and outstanding at December 31, 2021 and 2020, respectively.
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding at either December 31, 2021 or 2020.
Accumulated Other Comprehensive Income (Loss)
    The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Net Unrealized Gains (Losses) From Available For Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(280)	$—	$(280)
Net unrealized gain on investments, net of tax	602	—	602
Balance at December 31, 2019	322	—	322
Net unrealized loss on investments, net of tax	(3)	—	(3)
Foreign currency translation adjustments	—	(1)	(1)
Balance at December 31, 2020	319	(1)	318
Net unrealized loss on investments, net of tax	(180)	—	(180)
Foreign currency translation adjustments	—	29	29
Balance at December 31, 2021	$139	$28	$167

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-34

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 14—STOCK PLANS
Stock Incentive Plans
The Company’s amended and restated 2011 stock incentive plan, or 2011 Plan, was originally adopted by its board of directors and approved by its stockholders in June 2011 and was amended in June 2014, June 2016, June 2019 and June 2021. The June 2021 amendment and approval by the Company’s stockholders increased the number of shares of common stock authorized for issuance as equity awards under the plan by 1,500,000 shares.
The 2011 Plan allows the granting of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards. In April 2014, the Company’s board of directors also adopted the 2014 Inducement Plan.
The Company’s stock option grants have an exercise price equal to the closing price of the Company’s common stock on the date of grant, generally have a 10-year contractual term and vest in increments (typically over four years from the date of grant, although the Company may occasionally grant options with different vesting terms, including grants made to its non-employee directors). The Company also grants RSUs to employees and non-employee directors generally vesting in increments over four years from the date of grant, except for such grants made to non-employee directors. The Company uses authorized but unissued shares of its common stock to satisfy its obligations under these plans.
2014 Employee Stock Purchase Plan

The Company’s 2014 Employee Stock Purchase Plan, or ESPP, was adopted by its board of directors in April 2014 and approved by the Company’s stockholders in June 2014. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 500,000 shares of common stock may be sold. The plan expires in June 2024. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, or IRC. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Six-month offering periods begin on January 1 and July 1 of each year. During an offering period, eligible employees have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31 (or the last trading day of an offering period). The per share purchase price will be equal to the lesser of 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date. During the year ended December 31, 2021, 55,483 shares were purchased and issued through the ESPP.
The following tables contain information about the Company’s stock incentive plans at December 31, 2021:

Stock Incentive Plan	Awards Reserved For Issuance	Awards Issued	Awards Available For Grant
2011 Plan	14,431,701	12,425,455	2,006,246
2014 Inducement Plan	175,000	36,076	138,924
Total	14,606,701	12,461,531	2,145,170

Employee Stock Purchase Plan	Shares Reserved For Purchase	Shares Purchased	Shares Available For Purchase
2014 ESPP	500,000	409,049	90,951
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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-35

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company recognized stock-based compensation expense in its consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019 as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of goods sold	$5,891	$5,589	$4,665
Research and development	5,465	5,211	5,114
Selling, general and administrative	30,890	29,120	23,871
Total	$42,246	$39,920	$33,650

Stock-based compensation from:
Stock options	$25,980	$26,749	$23,360
RSUs	15,335	12,266	9,511
ESPP	931	905	779
Total	$42,246	$39,920	$33,650

Related income tax benefit	$8,989	$8,578	$—
The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2018 to December 31, 2021:

	Number of Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2018	5,722,818	$41.69	7.07	$49,166
Granted	1,872,758	42.75
Exercised	(425,495)	19.90		$9,441
Forfeited	(286,779)	39.22
Expired	(176,924)	63.33
Outstanding at December 31, 2019	6,706,378	42.80	7.05	$50,652
Granted	1,502,803	47.50
Exercised	(1,428,111)	31.67		$34,227
Forfeited	(426,925)	42.08
Expired	(119,027)	71.71
Outstanding at December 31, 2020	6,235,118	45.98	6.97	$102,955
Granted	890,277	60.27
Exercised	(732,117)	32.56		$23,967
Forfeited	(278,233)	46.46
Expired	(64,505)	80.31
Outstanding at December 31, 2021	6,050,540	$49.32	6.59	$81,407
Exercisable at December 31, 2021	3,826,646	$48.38	5.49	$59,972
Vested and expected to vest at December 31, 2021	6,050,540	$49.32	6.59	$81,407
As of December 31, 2021, $47.3 million of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted average period of 2.6 years. The Company’s stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2021, 2020 and 2019 was $26.74, $22.40 and $20.92 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes model with the following weighted average assumptions:
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-36

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2021	2020	2019
Expected dividend yield	None	None	None
Risk-free interest rate	0.43% - 1.21%	0.22% - 1.60%	1.33% - 2.54%
Expected volatility	49.1%	53.5%	53.9%
Expected term of options	5.36 years	5.36 years	5.22 years

The following table summarizes the Company’s RSU activity and related information for the period from December 31, 2018 to December 31, 2021:

	Number of Units	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2018	577,964	$42.14	$24,864
Granted	305,418	43.56
Vested	(192,760)	45.55
Forfeited	(59,481)	41.22
Unvested at December 31, 2019	631,141	41.87	$28,591
Granted	665,476	48.70
Vested	(239,085)	41.91
Forfeited	(100,079)	44.43
Unvested at December 31, 2020	957,453	46.34	$57,294
Granted	446,450	60.81
Vested	(309,779)	45.16
Forfeited	(138,847)	50.67
Unvested and expected to vest at December 31, 2021	955,277	$52.85	$57,479
As of December 31, 2021, $41.0 million of total unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted average period of 2.9 years. The Company’s RSUs have a maximum vest date of four years from the date of grant. The fair values of RSUs awarded are equal to the closing price of the Company’s common stock on the date of grant.
The fair values of the ESPP share options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2021	2020	2019
ESPP share option fair value	$15.16 - $15.23	$11.02 - $17.54	$11.13 - $11.36
Expected dividend yield	None	None	None
Risk-free interest rate	0.50% - 0.90%	0.14% - 1.57%	2.10% - 2.56%
Expected volatility	37.0%	44.9%	40.2%
Expected term of ESPP share options	6 months	6 months	6 months

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-37

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 15—NET INCOME (LOSS) PER SHARE
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent that they would be antidilutive. Because the Company reported a net loss for the year ended December 31, 2019, no potentially dilutive securities were included in the computation of diluted net loss per share for that period. As discussed in Note 11, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2022 Notes and 2025 Notes. Since it is the Company’s intent to settle the principal amount of its 2022 Notes and 2025 Notes in cash, the potentially dilutive effect of such notes on net income (loss) per share is computed under the treasury stock method. As discussed in Note 3, Recent Accounting Pronouncements, ASU 2020-06 will require the Company to use the if-converted method upon adoption; this new accounting pronouncement was not adopted as of December 31, 2021.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$41,980	$145,523	$(11,016)
Denominator:
Weighted average shares of common stock outstanding—basic	44,262	42,671	41,513
Computation of diluted securities:
Dilutive effect of stock options	1,030	783	—
Dilutive effect of RSUs	298	227	—
Dilutive effect of conversion premium on the 2022 Notes	38	—	—
Dilutive effect of ESPP purchase options	2	1	—
Weighted average shares of common stock outstanding—diluted	45,630	43,682	41,513
Net income (loss) per share:
Basic net income (loss) per common share	$0.95	$3.41	$(0.27)
Diluted net income (loss) per common share	$0.92	$3.33	$(0.27)
The following table summarizes the outstanding stock options, RSUs and ESPP purchase options that were excluded from the diluted net income (loss) per common share calculation because the effect of including these potential shares were antidilutive in the periods presented (in thousands):

	Year Ended December 31,
	2021	2020	2019
Weighted average number of stock options	2,141	4,237	6,404
Weighted average number of RSUs	116	99	606
Weighted average ESPP purchase options	13	16	34
Total	2,270	4,352	7,044

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-38

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 16—INCOME TAXES
Income (loss) before income taxes and the related tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income (loss) before income taxes:
Domestic	$64,751	$17,000	$(7,026)
Foreign	(8,348)	3,089	(3,722)
Total income (loss) before income taxes	$56,403	$20,089	$(10,748)

Current taxes:
Federal	$—	$(6)	$—
State	3,533	1,185	2,096
Foreign	19	—	—
Total current taxes	$3,552	$1,179	$2,096
Deferred taxes:
Federal	$12,554	$(99,164)	$(1,828)
State	(1,682)	(27,449)	—
Total deferred taxes	$10,872	$(126,613)	$(1,828)

Total income tax expense (benefit)	$14,424	$(125,434)	$268

The income tax expense of $14.4 million for the year ended December 31, 2021 represents the effective tax rate applied to domestic operating results adjusted for certain discrete tax items including deductible stock-based compensation, non-deductible capital losses and tax credits. For the year ended December 31, 2020, the Company had an income tax benefit of $125.4 million primarily related to the release of a valuation allowance on its domestic net deferred assets. The income tax expense for the year ended December 31, 2019 consists primarily of state income taxes in jurisdictions where the availability of carryforward losses are either limited or fully utilized as well as state taxes on the one-time gain from the deemed sale of assets resulting from an IRC section 338(g) tax election made by the Company related to the MyoScience Acquisition. This was partially offset by a reduction in the Company’s valuation allowance on its deferred tax assets due to the MyoScience Acquisition.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-39

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A reconciliation of income taxes at the U.S. federal statutory rate to the provision for income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.00%	21.00%	21.00%
State taxes	3.82%	3.15%	(7.33)%
Foreign taxes	(1.15)%	3.18%	(3.95)%
Change in valuation allowance	6.55%	(647.87)%	19.76%
Stock-based compensation	(3.80)%	(1.08)%	(10.53)%
Tax credits	(3.00)%	(7.92)%	19.93%
Effect of rate changes	—%	—%	(0.42)%
Convertible senior notes refinancing	—%	(5.22)%	—%
Nondeductible expenses	5.13%	4.55%	(13.58)%
Reserves	(1.31)%	7.66%	(15.41)%
338(g) tax election	—%	—%	(9.61)%
Other	(1.67)%	(1.84)%	(2.35)%
Effective tax rate	25.57%	(624.39)%	(2.49)%

The Company’s effective tax rates of 25.57%, (624.39)% and (2.49)% for the years ended December 31, 2021, 2020 and 2019, respectively, differed from the expected U.S. statutory tax rate of 21.0%. The difference in tax rates for the year ended December 31, 2021 was primarily driven by non-deductible expenses and valuation allowances recorded against capital loss carryforwards, partially offset by stock-based compensation deductions and tax credits. The difference in tax rates for the year ended December 31, 2020 was primarily due to the release of a domestic valuation allowance of $126.6 million as discussed below. The difference for the year ended December 31, 2019 was primarily driven by pretax losses for which the Company concluded that a majority of its tax benefits are not more-likely-than-not to be realized, resulting in the recording of a full valuation allowance.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. During the year ended December 31, 2020, the Company determined there was sufficient positive evidence to conclude that it was more-likely-than-not the domestic deferred taxes of $126.6 million were realizable and, therefore, the domestic valuation allowance was released. The Company maintains a full valuation allowance on its foreign net deferred tax balances as it is more-likely-than-not the tax benefits are not realizable.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-40

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$174,203	$66,123
Federal and state credits	35,414	17,335
Accruals and reserves	80,237	7,254
Stock based compensation	24,545	21,862
Deferred revenue	2,430	—
Inventory	572	1,345
Other	2,441	2,138
Total deferred tax assets	319,842	116,057
Deferred tax liabilities:
Depreciation and amortization	(131,964)	13,473
Discount on convertible senior notes	(15,521)	(20,851)
Total deferred tax liabilities	(147,485)	(7,378)
Deferred tax assets, net of deferred tax liabilities	172,357	108,679
Less: valuation allowance	(18,993)	(2,515)
Net deferred tax assets	$153,364	$106,164

As of December 31, 2021, the Company’s federal net operating losses, or NOLs, and federal tax credit carryforwards totaled $662.6 million and $25.9 million, respectively. The Company also had state NOLs and state tax credit carryforwards of $171.6 million and $9.5 million, respectively, which are subject to change on an annual basis due to variations in the Company’s annual state apportionment factors. The Company’s federal and state NOLs carryforwards include $538.6 million and $28.6 million, respectively, attributed to the Flexion Acquisition. Additionally, the Company’s federal and state tax credits include $11.0 million and $3.6 million, respectively, as a result of the Flexion Acquisition. The federal and state NOLs will begin to expire in 2032 and 2028, respectively. The Company had non-U.S. tax NOLs of $10.3 million at December 31, 2021. The non-U.S. NOLs do not expire.

Since the Company had cumulative changes in ownership of more than 50% within a three-year period, under IRC sections 382 and 383, the Company’s ability to use certain net operating losses, tax attributes and credit carryforwards to offset taxable income or tax will be limited. Such ownership changes were triggered by the initial acquisition of the Company’s stock in 2007 as well as cumulative ownership changes arising as a result of the completion of the Company’s initial public offering and other financing transactions. Additionally, on November 19, 2021, the Company completed the Flexion Acquisition which also triggered an ownership change. As a result of these ownership changes, the Company estimates $531.7 million of federal net operating losses and $21.2 million of other tax attributes are subject to annual limitations. At December 31, 2021, all of these federal net operating losses and other tax attributes were available. The Company estimates that an additional $35.4 million will come available in each of 2022 to 2025, $30.8 million in 2026 and $6.9 million in 2027 and thereafter.

In accordance with ASC Topic 740, the Company establishes a valuation allowance for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income, including tax-planning strategies, by individual tax jurisdictions. In each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowance are appropriate. The Company had a net increase in its valuation allowance of $16.5 million and a net reduction in its valuation allowance of $126.6 million for the years ended December 31, 2021 and December 31, 2020, respectively. The current year net increase in The Company’s valuation allowance includes $12.5 million as a result of the Flexion Acquisition, $2.2 million against U.S. capital loss carryforwards and $1.8 million against foreign net deferred tax assets. The Company continues to maintain a full valuation allowance against foreign net deferred tax assets since it is more-likely-than-not the tax benefit related to the foreign losses are not realizable. During the year ended December 31, 2020, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that additional domestic deferred taxes of $126.6 million are realizable and, therefore, reduced the valuation allowance accordingly.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-41

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2021, the Company recorded a reserve of $2.9 million related to unrecognized tax benefits, or UTBs of which $4.3 million related to tax credit positions taken during the year, offset by a $1.4 million reduction for prior year tax credit positions. The Company’s UTB liability at December 31, 2021 was $9.0 million. The change in the Company’s UTBs for the year ended December 31, 2021 is summarized as follows (in thousands):

Unrecognized Tax Benefit
Balance at December 31, 2020	$6,076
Additions for current year positions	4,300
Reduction for prior year positions	(1,355)
Balance at December 31, 2021	$9,021

The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its reserve for UTBs based on new information or developments. Due to the Company’s tax credit carryforwards, the reserve was recorded as a reduction of the Company’s deferred tax assets, and any potential deficiency would not result in a tax liability. Therefore, no interest or penalties were recognized in income tax expense for the years ended December 31, 2021, 2020 and 2019.

The Company is currently subject to audit by the U.S. Internal Revenue Service, or IRS, for the years 2018 through 2021, and state tax jurisdictions for the years 2017 through 2021. However, the IRS or states may still examine and adjust an NOL arising from a closed year to the extent it is utilized in a year that remains subject to audit. The Company’s previously filed income tax returns are not presently under audit by the IRS or state tax authorities.

NOTE 17—EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company’s 401(k) plan is a deferred salary arrangement under section 401(k) of the IRC. Under the 401(k) plan, participating U.S. employees may defer a portion of their pre-tax earnings which are eligible for a discretionary percentage match as defined in the 401(k) plan and determined by the Company’s board of directors (up to the maximum amount permitted by the IRC). The Company recognized $2.8 million, $2.9 million and $2.6 million of related compensation expense for its 401(k) discretionary match for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Compensation Plan

In June 2020, the Company’s board of directors adopted the Company’s Deferred Compensation Plan, or DCP. The Company intends that the DCP constitute, and be construed and administered as, an unfunded plan of deferred compensation within the meaning of the Employee Retirement Income Security Act of 1974, as amended, and the IRC of 1986, as amended, under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select management and highly compensated employees of the Company, including the Company’s named executive officers. Pursuant to the DCP, subject to any minimum and maximum deferral requirements that the administrator of the DCP may establish, participants may elect to defer their base salary and annual incentive awards. In addition to elective deferrals, the DCP permits the Company to make matching and certain other discretionary contributions to the participants. The Company recognized $0.2 million of related compensation expense for its DCP discretionary match for each of the years ended December 31, 2021 and 2020.

Cash Long-Term Incentive Plan

In December 2020, the Company’s board of directors adopted a cash long-term incentive plan, or LTIP, commencing in 2021, focused on pre-determined, objective performance goals. The LTIP provides cash awards to participants based on the achievement of certain performance goals during each applicable performance period from January 1 through December 31 of each calendar year. Award amounts ranging from 0% to 225% of the target cash award are earned based on achievement of two equally weighted financial metrics: net revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), with a relative total shareholder return modifier based on the Company’s stock price performance relative to the companies comprising the S&P Pharmaceuticals Select Industry Index. The performance period for these metrics is one year, with an additional three years of time-vesting following the performance period. The first performance period began on January
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-42

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
1, 2021, and for the year ended December 31, 2021, the Company recognized $1.1 million of related compensation expense under the LTIP, which is payable to participants in January 2025 after the three-year vesting period concludes.

NOTE 18—ACQUISITION–RELATED CHARGES, PRODUCT DISCONTINUATION AND OTHER
Acquisition-related charges, product discontinuation and other for the years ended December 31, 2021, 2020 and 2019 are summarized below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Severance-related expenses	$26,371	$—	$494
Acquisition-related fees	10,963	—	4,211
Other acquisition expenses	3,566	150	194
Total acquisition-related charges	40,900	150	4,899
Flexion contingent consideration	1,174	—	—
MyoScience contingent consideration	(2,163)	5,204	16,672
Termination of Nuance agreement	3,000	—	—
Discontinuation of DepoCyt(e)	—	(188)	159
Department of Justice settlement	—	—	3,500
Total acquisition-related charges, product discontinuation and other	$42,911	$5,166	$25,230

Flexion Acquisition

The Company recognized acquisition-related costs of $40.2 million, primarily severance, legal fees, third-party services and other one-time charges during the year ended December 31, 2021 related to the Flexion Acquisition. See Note 5, Acquisitions, for more information.
On November 19, 2021, as part of the purchase price consideration related to the Flexion Acquisition, the Company recorded a contingent consideration of $45.2 million, which represents the Company’s achievement of meeting regulatory and sales-based milestones. From the date of the acquisition through December 31, 2021, the Company recorded an additional $1.2 million charge due to an estimated $0.02 per CVR increase to the fair value of contingent consideration, which was included in acquisition-related charges in the consolidated statements of operations. See Note 12, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration.
In conjunction with the Flexion Acquisition, the Company initiated a restructuring through a headcount reduction in the sales and administrative functions.

MyoScience Acquisition

The Company recognized acquisition-related and other charges of $0.7 million, $0.2 million and $4.9 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to the MyoScience Acquisition. The 2021 charges relate to one-time termination benefits in the event of a facility closure. For more information see Note 21, Commitments and Contingencies. The 2020 charges relate to acquisition-related accounting services. The 2019 charges include $4.2 million for advisory costs, including legal, financial, accounting and tax services and $0.7 million for separation costs, asset write-downs and other restructuring charges. In addition, the Company recognized a contingent consideration credit of $2.2 million in 2021 and contingent consideration charges of $5.2 million and $16.7 million in 2020 and 2019, respectively. See Note 12, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration.

In conjunction with the MyoScience Acquisition, the Company initiated a restructuring through a headcount reduction in the sales and administrative functions. In addition, the Company terminated a number of existing distributor agreements that were maintained by MyoScience.

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-43

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Nuance Biotech Co. Ltd.

In June 2018, the Company entered an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, the Company had granted Nuance the exclusive rights to develop and commercialize EXPAREL. In April 2021, the Company and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards the Company’s intellectual property against the risk of a generic product. Dissolution costs of $3.0 million were included in acquisition-related charges, product discontinuation and other in the consolidated statements of operations during the year ended December 31, 2021.

DepoCyt(e) Discontinuation
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

The Company recorded a gain of $0.2 million during the year ended December 31, 2020, and a charge of $0.2 million in the year ended December 31, 2019, respectively, related to the discontinuation of its DepoCyt(e) manufacturing activities in June 2017 due to persistent technical issues specific to the DepoCyt(e) manufacturing process. No costs related to the Company’s DepoCyt(e) discontinuation were recognized in the year ended December 31, 2021 as the lease of the idle DepoCyt(e) manufacturing facility expired in August 2020.

Department of Justice Inquiry Settlement

During the year ended December 31, 2019, the Company recorded a charge of $3.5 million for the settlement of a U.S. Department of Justice inquiry. Refer to Note 21, Commitments and Contingencies, for further information surrounding our legal proceedings.

NOTE 19—COMMERCIAL PARTNERS AND OTHER AGREEMENTS
Thermo Fisher Scientific Pharma Services
In April 2014, the Company and Thermo Fisher entered into a Strategic Co-Production Agreement, a Technical Transfer and Service Agreement (the “EXPAREL Technical Transfer and Service Agreement”) and a Manufacturing and Supply Agreement to collaborate in the manufacture of EXPAREL. Under the terms of the EXPAREL Technical Transfer and Service Agreement, Thermo Fisher agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites. The Company contracted to purchase EXPAREL from Thermo Fisher, beginning with FDA approval of the first suite, which occurred in May 2018. Commercial production began in February 2019. Under these agreements, the Company makes monthly base fee payments to Thermo Fisher. Unless earlier terminated by giving notice of up to three years (other than termination by the Company in the event of a material breach by Thermo Fisher), this agreement will expire in May 2028.

Prior to the Flexion Acquisition, in July 2015, Flexion and Thermo Fisher entered into a Manufacturing and Supply Agreement (the “ZILRETTA Manufacturing and Supply Agreement”) and a Technical Transfer and Service Agreement related to the manufacture of ZILRETTA at the same Thermo Fisher site in Swindon, England where the Company’s EXPAREL suites are located. Thermo Fisher agreed to undertake certain transfer activities and construction services needed to prepare its facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. Flexion provided Thermo Fisher with certain equipment and materials necessary to manufacture ZILRETTA. The Company makes monthly payments to Thermo Fisher for such activities and reimburses Thermo Fisher for certain material, equipment and miscellaneous expenses and additional services.

The initial term of the ZILRETTA Manufacturing and Supply Agreement that the Company assumed as part of the Flexion Acquisition expires in October 2027. The Company pays a monthly base fee to Thermo Fisher for the operation of the manufacturing suites and a per product fee for each vial of ZILRETTA based upon a forecast of commercial demand. The Company also reimburses Thermo Fisher for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. The ZILRETTA Manufacturing and Supply Agreement will remain in full effect unless and
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-44

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
until it expires or is terminated. Upon termination of the ZILRETTA Manufacturing and Supply Agreement (other than termination by the Company in the event that Thermo Fisher does not meet the construction and manufacturing milestones or for a breach by Thermo Fisher), the Company will be obligated to pay for the costs incurred by Thermo Fisher associated with the removal of its manufacturing equipment and for Thermo Fisher’s termination costs up to a specified capped amount.

Eurofarma Laboratories S.A.
In June 2021, the Company entered into a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL in Latin America. Under the terms of the agreement, Eurofarma obtained the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma is responsible for regulatory filings for EXPAREL in these countries. The Company received a $0.3 million upfront payment that is partially refundable upon certain circumstances and will receive royalties based on Eurofarma’s future commercialization of the product and is also eligible to receive milestone payments that are triggered by the achievement of certain regulatory and commercial events. The Company recognized $0.1 million of collaborative licensing and milestone revenue in its consolidated statements of operations during the year ended December 31, 2021.

Verve Medical Products, Inc.

In July 2021, the Company entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada. The Company began selling iovera° in Canada in the fourth quarter of 2021.

DePuy Synthes Sales, Inc.

In January 2017, the Company announced a Co-Promotion Agreement with DePuy Synthes Sales, Inc., or DePuy Synthes, part of the Johnson & Johnson family of companies, to market and promote the use of EXPAREL for orthopedic procedures in the U.S. DePuy Synthes field representatives, specializing in joint reconstruction, spine, sports medicine, trauma and cranio-maxillofacial (CMF) procedures, collaborated with and supplemented the Company’s field teams by expanding the reach and frequency of EXPAREL education in the hospital surgical suite and ambulatory surgery center settings.

In July 2020, the Company notified DePuy Synthes that the Co-Promotion Agreement would terminate on January 2, 2021. The Company recorded termination-related costs of $8.8 million which were recorded in selling, general and administrative expense during the year ended December 31, 2020.

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
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-45

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Hong Kong Pharma Tainuo Ltd.

Prior to the Flexion Acquisition, in March 2020, Flexion entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd., or Jiangsu Tainuo, a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, HK Tainuo paid Flexion an upfront payment of $10.0 million during the year ended December 31, 2020 which was recorded as deferred revenue as of December 31, 2021. The Company is also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments. HK Tainuo is responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China. The Company is solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, will be covered by a separate supply agreement, which has not yet been finalized. Unless terminated earlier in accordance with its terms, the license agreement continues in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continue to sell ZILRETTA in Greater China. The proceeds associated with the upfront payment have been recorded in long-term deferred revenue on the consolidated balance sheet, as there is uncertainty around the timing of when the revenue will be recognized.

NOTE 20—RELATED PARTY TRANSACTIONS
In April 2012, the Company entered into a consulting agreement with Dr. Gary Pace, a director of the Company. In connection with the consulting agreement, Dr. Pace received an option to purchase 20,000 shares of common stock at an exercise price of $11.02 per share and an option to purchase 70,000 shares of common stock at an exercise price of $16.67 per share, the latter of which were fully exercised in 2020. No services were provided under the consulting agreement in the years ended December 31, 2021, 2020, or 2019, and as of December 31, 2021 and 2020, there was nothing payable to Dr. Pace for consulting services.

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

eVenus Pharmaceutical Laboratories Litigations

In October 2021, the Company received a Notice Letter advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the FDA an Abbreviated New Drug Application (ANDA) with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,033,495 (the ’495 patent).

Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-46

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In November 2021, the Company filed a patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (21-cv-19829) asserting infringement of the ’495 patent. This triggered an automatic 30-month stay of final approval of the eVenus ANDA. On January 6, 2022, eVenus filed an Answer with counterclaims to the Complaint, alleging the ’495 patent is invalid and/or not infringed through the manufacture, sale, or offer for sale of the product described in product described in eVenus’s ANDA submission.

In December 2021, the Company received a second Notice Letter advising that eVenus submitted to the FDA an amendment to its ANDA with a Paragraph IV Certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (133 mg/10 mL) in the U.S. prior to the expiration of the ’495 patent. In the Notice Letter, eVenus also advised that it submitted a Paragraph IV Certification to the FDA seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL and 133 mg/10 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,179,336 (the ’336 patent). eVenus further alleges in the Notice Letter that both the ’495 patent and the ’366 patent are invalid and/or not infringed.

In February 2022, the Company filed a second patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (22-cv-00718) asserting that the 133 mg/10 mL ANDA product will infringe the ’495 and ’336 patents and that the 266 mg/20 mL ANDA product will infringe the ’336 patent. This filing triggered a second automatic 30-month stay of final approval for the 133 mg/10 mL ANDA product.

These litigations are in their infancy, and the Company is unable to predict the outcome of this action at this time.

Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products, for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s U.S. Patent No. 11,033,495 issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement was set to end on December 24, 2021 with the expiration of its U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit seeks a declaration from the court that the Company owes no royalties to RDF with respect to its EXPAREL product after December 24, 2021. During the pendency of the lawsuit, the Company will continue to pay royalties to RDF under protest, however, the Company is unable to predict the outcome of this action at this time.
Department of Justice Inquiry Settlement

In April 2015, the Company received a subpoena from the U.S. Department of Justice, U.S. Attorney’s Office for the District of New Jersey pertaining to marketing and promotional practices related to EXPAREL. In July 2020, the Company formally entered into settlement agreements that resolved all outstanding investigations and claims by the United States Department of Justice, the United States Department of Health and Human Services, various States Attorneys’ General and a private plaintiff. This agreement concluded a five-year investigation related to the sale and marketing of EXPAREL. Under the various settlement agreements, the Company paid a global settlement of $3.5 million, which was recorded in acquisition-related charges, product discontinuation and other in the consolidated financial statements for the year ended December 31, 2019. The Company expressly denies all allegations and contentions and has admitted no wrongdoing in connection with the settlement agreements. The Company has been given assurances that this concluded the investigation that originated from the U.S. Department of Justice subpoena in April 2015.

Purchase Obligations
The Company has approximately $50.3 million of minimum, non-cancelable contractual commitments for contract manufacturing services and $9.2 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2021.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-47

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Other Commitments and Contingencies
Pediatric Trial Commitments

The FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL in pediatric patients, as well as the administration of EXPAREL as a nerve block in the pediatric setting. The Company was granted a deferral for the required pediatric trials until after the indications were approved in adults. Similarly, in Europe, the Company agreed with the European Medicines Agency, or EMA, on a Pediatric Investigation Plan as a prerequisite for submitting a Marketing Authorization Application (MAA) in the E.U. Despite the U.K.’s withdrawal from the E.U., the agreed pediatric plan is applicable in the U.K.

In December 2019, the Company announced positive results for its extended pharmacokinetic and safety study (“PLAY”) for local analgesia in children aged six to 17 undergoing cardiovascular or spine surgeries. Those positive results were the basis for the submission of a supplemental New Drug Application, or sNDA, in the U.S. and Type II variations in the E.U. and U.K. to expand the EXPAREL label to include use in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia. In March 2021, the Company announced that the FDA approved the submission of the sNDA in the U.S. The EMA and the Medicines and Healthcare Products Regulatory Agency, or MHRA, are still reviewing the Type II variations.

The Company is working with the FDA, MAA and MHRA to finalize the regulatory pathway for its remaining pediatric commitments.

Contingent Milestone Payments

Refer to Note 5, Acquisitions, for information on potential contingent milestone payments related to the MyoScience and Flexion acquisitions.

PCRX-201 and PCRX-301

PCRX-201 (formerly FX-201) and PCRX-301 (formerly FX-301) were added to the Company’s portfolio as part of the Flexion Acquisition.

Prior to the Flexion Acquisition, in February 2017, Flexion entered into an agreement with GeneQuine to acquire the global rights to PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could become due upon the achievement of certain development and regulatory milestones.

Prior to the Flexion Acquisition, in September 2019, Flexion entered into a definitive agreement with Xenon Pharmaceuticals, Inc. to acquire the global rights to PCRX-301, a locally administered NaV1.7 inhibitor. As part of the agreement, up to an aggregate of $45.8 million of payments could become due upon the achievement of certain development and regulatory milestones and up to $75.0 million of payments could become due for sales-related milestones.

One-Time Termination Benefits

The Company has communicated to a select number of employees a commitment to provide one-time termination benefits in the event that a facility closure occurs. The Company is recognizing these expenses ratably over the remaining service period required. The Company currently estimates the total cost of these one-time benefits to be approximately $1.1 million. During the year ended December 31, 2021, the Company recognized $0.7 million in one-time termination charges, which are included in acquisition-related (gains) charges, product discontinuation and other in the consolidated statements of operations.
Pacira BioSciences, Inc. | 2021 Form 10-K | Page F-48