Form 10-Q
period 2022-03-31
Pacira BioSciences, Inc.
filed 2022-05-04
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of April 29, 2022, 45,436,752 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$226,751	$585,578
Short-term available-for-sale investments	225,443	70,831
Accounts receivable, net	92,103	96,318
Inventories, net	103,662	98,550
Prepaid expenses and other current assets	19,059	14,771
Total current assets	667,018	866,048
Fixed assets, net	189,767	188,401
Right-of-use assets, net	74,271	76,410
Goodwill	145,722	145,175
Intangible assets, net	609,646	623,968
Deferred tax assets	169,282	153,364
Investments and other assets	35,770	21,987
Total assets	$1,891,476	$2,075,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,843	$10,543
Accrued expenses	87,669	127,555
Lease liabilities	8,018	7,891
Convertible senior notes, net	160,000	350,466
Current portion of long-term debt, net	33,680	24,234
Income taxes payable	863	429
Total current liabilities	305,073	521,118
Convertible senior notes, net	402,915	339,267
Long-term debt, net	326,828	335,263
Lease liabilities	69,710	71,727
Deferred revenue	10,125	10,125
Contingent consideration	56,527	57,598
Other liabilities	10,722	9,847
Total liabilities	1,181,900	1,344,945
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,064,459 and 44,734,308 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	45	45
Additional paid-in capital	867,890	942,091
Accumulated deficit	(157,832)	(211,895)
Accumulated other comprehensive income (loss)	(527)	167
Total stockholders’ equity	709,576	730,408
Total liabilities and stockholders’ equity	$1,891,476	$2,075,353
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Net product sales	$157,422	$118,738
Royalty revenue	569	289
Total revenues	157,991	119,027
Operating expenses:
Cost of goods sold	36,074	31,349
Research and development	21,605	15,879
Selling, general and administrative	64,260	48,522
Amortization of acquired intangible assets	14,322	1,967
Acquisition-related charges, product discontinuation and other	4,337	1,873
Total operating expenses	140,598	99,590
Income from operations	17,393	19,437
Other (expense) income:
Interest income	271	415
Interest expense	(10,246)	(6,971)
Other, net	(124)	(157)
Total other expense, net	(10,099)	(6,713)
Income before income taxes	7,294	12,724
Income tax expense	(466)	(2,355)
Net income	$6,828	$10,369

Net income per share:
Basic net income per common share	$0.15	$0.24
Diluted net income per common share	$0.15	$0.23
Weighted average common shares outstanding:
Basic	44,869	43,833
Diluted	46,438	45,966

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$6,828	$10,369
Other comprehensive income (loss):
Net unrealized loss on investments, net of tax	(733)	(150)
Foreign currency translation adjustments	39	4
Total other comprehensive loss	(694)	(146)
Comprehensive income	$6,134	$10,223

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2021	44,734	$45	$942,091	$(211,895)	$167	$730,408
Reclassification of the equity components of convertible senior notes to liability upon adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	323	—	11,078	—	—	11,078
Vested restricted stock units	7	—	—	—	—	—
Stock-based compensation	—	—	11,189	—	—	11,189
Other comprehensive loss (Note 11)	—	—	—	—	(694)	(694)
Net income	—	—	—	6,828	—	6,828
Balance at March 31, 2022	45,064	$45	$867,890	$(157,832)	$(527)	$709,576

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at December 31, 2020	43,637	$44	$873,201	$(253,875)	$318	$619,688
Exercise of stock options	317	—	10,797	—	—	10,797
Vested restricted stock units	4	—	—	—	—	—
Stock-based compensation	—	—	10,110	—	—	10,110
Other comprehensive loss (Note 11)	—	—	—	—	(146)	(146)
Net income	—	—	—	10,369	—	10,369
Balance at March 31, 2021	43,958	$44	$894,108	$(243,506)	$172	$650,818

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$6,828	$10,369
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	29	1,746
Depreciation of fixed assets and amortization of intangible assets	20,033	4,851
Amortization of debt issuance costs	1,179	651
Amortization of debt discount	706	5,657
Loss (gain) on disposal of fixed assets	9	(11)
Stock-based compensation	11,189	10,110
Changes in contingent consideration	(1,071)	(1,127)
Loss on investment	18	155
Changes in operating assets and liabilities:
Accounts receivable, net	4,215	462
Inventories, net	(5,112)	43
Prepaid expenses and other assets	(4,260)	254
Accounts payable	6,105	(1,351)
Accrued expenses and income taxes payable	(9,161)	(18,027)
Other liabilities	70	(1,701)
Net cash provided by operating activities	30,777	12,081
Investing activities:
Purchases of fixed assets	(7,668)	(13,073)
Purchases of available-for-sale investments	(155,601)	(186,653)
Sales of available-for-sale investments	—	145,282
Payment of contingent consideration	(32,000)	—
Purchases of equity and debt investments	(12,750)	(1,220)
Net cash used in investing activities	(208,019)	(55,664)
Financing activities:
Proceeds from exercises of stock options	11,024	10,325
Repayment of 2024 convertible senior notes	(192,609)	—
Net cash provided by (used in) financing activities	(181,585)	10,325
Net decrease in cash and cash equivalents	(358,827)	(33,258)
Cash and cash equivalents, beginning of period	585,578	99,957
Cash and cash equivalents, end of period	$226,751	$66,699
Supplemental cash flow information:
Cash paid for interest	$9,967	$1,686
Cash paid for income taxes, net of refunds	$9	$1
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$6,244	$7,033
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K. in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion, and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. For more information, see Note 4, Flexion Acquisition. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves.
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
Coronavirus (COVID-19) Pandemic
Since early 2020, the Company’s revenues have been impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19) and pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and therapeutics, as well as the lessening of elective surgery restrictions, certain pandemic-related operational and staffing challenges persist. For instance, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs, and in December 2021, the COVID-19 Omicron variant prompted some government restrictions on elective surgical procedures and created surgical staffing challenges, both of which began to ease in January 2022. The Company’s manufacturing sites are operational and have safety protocols and guidelines as recommended by federal, state and local governments. Indirect effects of the pandemic may include longer lead-times for or the inability to secure a sufficient supply of materials due to the prioritization by certain suppliers for COVID-19 vaccine manufacturing. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC), for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 9

The condensed consolidated financial statements at March 31, 2022, and for the three-month periods ended March 31, 2022 and 2021, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2021 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Concentration of Major Customers
    The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgery centers and physicians. The Company sells ZILRETTA primarily to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as Group Purchasing Organizations, or GPOs. The Company sells iovera° directly to end users and its bupivacaine liposome injectable suspension for veterinary use to a third-party licensee in the U.S.
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended March 31,
	2022	2021
Largest wholesaler	31%	32%
Second largest wholesaler	23%	29%
Third largest wholesaler	22%	27%
Total	76%	88%
The percentage of revenues from the Company’s three largest wholesalers have shifted in the current year with the integration of ZILRETTA sales in 2022.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums were recorded as paid in capital. In addition, the new guidance requires diluted earnings per share calculations be prepared using the if-converted method instead of the treasury stock method. The Company elected to adopt the new guidance using a modified retrospective method of transition, which applied to transactions outstanding at January 1, 2022. As a result, the Company does not separately present in equity an embedded conversion feature for its convertible debt. Instead, the Company accounts for its convertible debt instruments wholly as debt. In addition, the Company did not record interest expense on the previously recorded discount on its convertible debt. The impact on the condensed consolidated balance sheet at January 1, 2022 increased net debt by approximately $64.9 million, reduced accumulated deficit by $47.2 million, reduced additional paid-in capital by $96.5 million and decreased deferred tax liabilities by $15.7 million.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 10

NOTE 3—REVENUE
Revenue from Contracts with Customers
The Company’s net product sales consist of (i) EXPAREL in the U.S., the European Union, or E.U., and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, its bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are from the Company’s collaborative licensing agreements. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure only relates to revenue associated with net EXPAREL and ZILRETTA product sales.
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users, namely hospitals, ambulatory surgery centers and healthcare provider offices. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. The Company primarily sells ZILRETTA to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as GPOs. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL and ZILRETTA revenue is recorded at the time the product is transferred to the customer.
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
Accounts Receivable
The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers, specialty distributors, specialty pharmacy, Group Purchasing Organizations and doctors. Payment terms generally range from zero to 97 days from the date of the transaction, and accordingly, there is no significant financing component.
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
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 11

Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net product sales:
EXPAREL	$129,205	$114,678
ZILRETTA	23,635	—
iovera°	3,026	3,268
Bupivacaine liposome injectable suspension	1,556	792
Total net product sales	$157,422	$118,738

NOTE 4—FLEXION ACQUISITION
On November 19, 2021, the Company acquired Flexion (the “Flexion Acquisition”), a biopharmaceutical company focused on the discovery, development, and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with osteoarthritis, the most common form of arthritis. Upon consummation of the Flexion Acquisition, Flexion became a wholly-owned subsidiary of the Company and was renamed Pacira Therapeutics, Inc.
The total consideration for the Flexion Acquisition was approximately $578.8 million consisting of: (i) $448.5 million of cash paid to former Flexion stockholders and to settle restricted stock units and in-the-money stock options; (ii) an $85.1 million cash payment to repay Flexion debt that was not assumed by the Company and (iii) $45.2 million of estimated contingent consideration related to contingent value rights, or CVRs, that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. The consideration is subject to adjustments based on the achievement of certain potential milestone payments. Up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 12

The Company is finalizing its valuation of intangible assets, liabilities and tax analyses, and anticipates finalizing the purchase price allocation as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. The following table sets forth the preliminary allocation of the Flexion Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

	Amounts Recognized at the Acquisition Date (as previously reported) (a)	Measurement Period Adjustments (b)	Amounts Recognized at the Acquisition Date (as adjusted)
ASSETS ACQUIRED
Cash and cash equivalents	$113,562	$—	$113,562
Short-term available-for-sale investments	11,153	—	11,153
Accounts receivable	32,838	—	32,838
Inventories	29,667	—	29,667
Prepaid expenses and other assets	4,852	—	4,852
Fixed assets	23,307	—	23,307
Deferred tax assets	58,015	—	58,015
Right-of-use assets	6,585	—	6,585
Identifiable intangible assets	480,000	—	480,000
In-process research and development (IPR&D)	61,000	—	61,000
Total assets	$820,979	$—	$820,979

LIABILITIES ASSUMED
Accounts payable	$9,794	$—	$9,794
Accrued expenses	22,746	547	23,293
Deferred revenue	10,000	—	10,000
Lease liabilities	6,585	—	6,585
Other liabilities	1,187	—	1,187
Long-term debt	201,450	—	201,450
Total liabilities	251,762	547	252,309
Total identifiable net assets acquired	569,217	(547)	568,670
Goodwill	9,628	547	10,175
Total consideration transferred	$578,845	$—	$578,845
(a) As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(b) Represents pre-acquisition expenses that were paid by the Company in 2022.
Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three months ended March 31, 2021, as if the Flexion Acquisition had occurred on January 1, 2020. This pro forma information does not purport to represent what the Company’s actual results would have been if the Flexion Acquisition had occurred as of January 1, 2020, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

Three Months Ended March 31, 2021
Total revenues	$143,616
Net loss	$(17,120)
Pro forma basic and diluted net loss per share	$(0.39)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Flexion. The summary pro forma financial information primarily reflects the following pro forma adjustments:
•Recognition of the income tax benefit resulting from decreasing Flexion’s existing valuation allowance on deferred tax assets for the three months ended March 31, 2021;
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 13

•Removal of Flexion’s interest expense and associated deferred financing cost amortization related to the $85.1 million of debt not assumed;
•Adjustments to the Company’s interest income for the cash used to acquire Flexion;
•Additional cost of goods sold related to a step-up value in inventory;
•Additional amortization expense from the acquired developed technology intangible assets;
•Additional depreciation of Flexion’s fixed assets; and
•Additional lease expense on Flexion’s right-of-use, or ROU, assets.
In addition, all of the above adjustments were adjusted for the applicable tax impact.
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$35,297	$36,337
Work-in-process	33,995	35,182
Finished goods	34,370	27,031
Total	$103,662	$98,550
NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Machinery and equipment	$117,167	$117,264
Leasehold improvements	59,743	59,740
Computer equipment and software	13,207	13,197
Office furniture and equipment	2,914	2,883
Construction in progress	87,457	80,557
Total	280,488	273,641
Less: accumulated depreciation	(90,721)	(85,240)
Fixed assets, net	$189,767	$188,401
For the three months ended March 31, 2022 and 2021, depreciation expense was $5.7 million and $2.9 million, respectively. For the three months ended March 31, 2022 and 2021, there was $0.8 million and $1.0 million of capitalized interest on the construction of manufacturing sites, respectively.
At March 31, 2022 and December 31, 2021, total fixed assets, net includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $62.8 million and $65.4 million, respectively.
As of March 31, 2022 and December 31, 2021, the Company had asset retirement obligations of $3.0 million and $2.4 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheet, for costs associated with returning leased spaces to their original condition upon the termination of certain lease agreements.

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 14

NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL manufacturing facility in San Diego, California and its iovera° manufacturing facility in Fremont, California. These leases have remaining terms up to 8.4 years, some of which provide renewal options at the then-current market value. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, England for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees has been allocated to the lease components based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fixed lease costs	$3,527	$2,922
Variable lease costs	472	478
Total	$3,999	$3,400
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for operating lease liabilities, net of lease incentive	$3,279	$4,600
ROU assets recorded in exchange for lease obligations	$16	$—
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	March 31,
	2022	2021
Weighted average remaining lease term	7.55 years	8.95 years
Weighted average discount rate	6.95%	6.89%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2022 (remaining nine months)	$9,867
2023	13,304
2024	13,435
2025	12,575
2026	12,310
Thereafter	39,423
Total future lease payments	100,914
Less: imputed interest	(23,186)
Total operating lease liabilities	$77,728
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 15

As of March 31, 2022, the Company has entered into one lease agreement not included above as the Company has not yet taken possession of the property. When the lease commences, the future lease obligations will be as follows (in thousands):

Year	Aggregate Minimum Payments Due
2022 (remaining nine months)	$239
2023	410
2024	416
2025	419
2026	425
Thereafter	179
Total future lease payments	$2,088
Additionally, in April 2022, the Company entered into an agreement to sublease the former Flexion research and development laboratory in Woburn, Massachusetts. As of March 31, 2022, the associated ROU asset is $0.4 million, in which future cash to be received under this sublease agreement is expected to exceed the ROU asset by $0.1 million.
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc) in March 2007 (the “Skyepharma Acquisition”), MyoScience, Inc., or MyoScience, (the “MyoScience Acquisition”) in April 2019 and the Flexion Acquisition in November 2021. The balances at March 31, 2022 and December 31, 2021 were $145.7 million and $145.2 million, respectively. The increase was due to a measurement period adjustment associated with the Flexion Acquisition. See Note 4, Flexion Acquisition, for more information.
The Skyepharma Acquisition occurred in March 2007, prior to the requirements to record contingent consideration at fair value under ASC 805-30. In connection with the Skyepharma Acquisition, the Company agreed to certain milestone payments for DepoBupivacaine products, including EXPAREL. The final Skyepharma milestone payment of $32.0 million when annual net sales collected reached $500.0 million was achieved in the fourth quarter of 2021 and paid during the first quarter of 2022.
Intangible Assets
Intangible assets, net, consist of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

March 31, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(41,417)	$548,583	10 years, 5 months
Customer relationships	90	(27)	63	10 years
Total finite-lived intangible assets, net	590,090	(41,444)	548,646
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(41,444)	$609,646

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(27,097)	$562,903	10 years, 5 months
Customer relationships	90	(25)	65	10 years
Total finite-lived intangible assets, net	590,090	(27,122)	562,968
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(27,122)	$623,968
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 16

Amortization expense was $14.3 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. The increase in amortization expense is a result of the amortization of ZILRETTA for osteoarthritis knee pain acquired as part of the Flexion Acquisition in November 2021.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $43.0 million for the remaining nine months of 2022, $57.3 million from 2023 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 9—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2022	2021
Term loan B facility maturing December 2026	$360,508	$359,497
0.750% Convertible senior notes due August 2025	394,275	330,627
3.375% Convertible senior notes due May 2024	8,640	201,249
2.375% Convertible senior notes due April 2022 (1)	160,000	157,857
Total	$923,423	$1,049,230
(1) The 2022 Notes (as defined below) matured on April 1, 2022.
Term Loan B Facility
In December 2021, the Company entered into a term loan credit agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the initial lender. The term loan issued under the Credit Agreement (the “Term Loan”) was issued at a 3% discount and allows for a single-advance term loan B facility in the principal amount of $375.0 million, which is secured by substantially all of the Company’s and each subsidiary guarantor’s assets. Subject to certain conditions, the Company may, at any time, on one or more occasion, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities. The net proceeds of the Term Loan were approximately $363.8 million after deducting an original issue discount of $11.2 million.
The total debt composition of the Term Loan is as follows (in thousands):

	March 31,	December 31,
	2022	2021
Term Loan maturing December 2026	$375,000	$375,000
Deferred financing costs	(4,138)	(4,443)
Discount on debt	(10,354)	(11,060)
Total debt, net of debt discount and deferred financing costs	$360,508	$359,497
The Term Loan matures on December 7, 2026 and requires quarterly repayments of principal in the amount of $9.4 million commencing June 30, 2022, increasing to $14.1 million commencing December 31, 2025, with a remaining balloon payment of approximately $188.0 million due at maturity. During 2022, the Company will be required to make three quarterly payments totaling $28.1 million. The Company is also required to make mandatory prepayments of principal from (i) the Company’s excess cash flow (as defined in the Credit Agreement) existing in any fiscal year and if the Senior Secured Leverage Ratio (as defined in the Credit Agreement) for such fiscal year exceeds certain predetermined limits (ii) net proceeds (as defined in the Credit Agreement) of non-ordinary course assets sales and casualty events and (iii) debt issuance proceeds (other than permitted debt under the Credit Agreement). Prepayment penalties for the Term Loan are 2% in the first loan year plus an interest make-whole payment, 2% in the second loan year, 1% in the third loan year and nothing thereafter. Prepayment penalties generally do not apply to mandatory prepayment obligations under the Credit Agreement, such as prepayments due in connection with excess cash flow.
The Term Loan requires the Company to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Term Loan also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 17

The Company may elect to borrow either term benchmark borrowings or alternate base rate borrowings. Term benchmark borrowings bear interest at a variable rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Credit Agreement) (subject to a 75 basis points floor) plus an applicable margin of 700 basis points. Alternate base rate borrowings bear interest at a variable rate per annum determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (ii) the NYFRB Rate (as defined in the Credit Agreement) plus 50 basis points or (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 100 basis points, subject to certain exceptions, plus an applicable margin of 600 basis points. As of March 31, 2022, borrowings under the Term Loan consisted entirely of term benchmark borrowings at a rate of 7.75%.
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
The total debt composition of the 2025 Notes is as follows (in thousands):

	March 31,	December 31,
	2022	2021
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(8,225)	(7,155)
Discount on debt	—	(64,718)
Total debt, net of debt discount and deferred financing costs	$394,275	$330,627
The net proceeds from the issuance of the 2025 Notes were approximately $390.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2025 Notes was used by the Company to repurchase $185.0 million in aggregate principal amount of its then-outstanding 2.375% convertible senior notes due 2022 in privately-negotiated transactions for a total of $211.1 million of cash (including accrued interest).
Holders may convert the 2025 Notes at any time prior to February 3, 2025, only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2022, this condition for conversion was not met.
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
As of March 31, 2022, the 2025 Notes had a market price of $1,241 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 18

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
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at March 31, 2022 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
Convertible Senior Notes Due 2024 Assumed from the Flexion Acquisition
Prior to the Flexion Acquisition, on May 2, 2017, Flexion issued an aggregate of $201.3 million principal amount of 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”), pursuant to the indenture, dated as of May 2, 2017 (the “Original Flexion Indenture”), between Flexion and Wells Fargo Bank, N.A., as trustee (the “Flexion Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 19, 2021, between Flexion and the Flexion Trustee (the “First Supplemental Flexion Indenture” and, together with the Original Flexion Indenture, the “Flexion Indenture”). The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. Upon the Flexion Acquisition, the principal was assumed and recorded at fair value by the Company.
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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At March 31, 2022, the remaining principal outstanding is $8.6 million.
Convertible Senior Notes Due 2022
In March 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes. The 2022 Notes accrued interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1st and October 1st of each year. As discussed above, in July 2020, the Company used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million aggregate principal amount of the 2022 Notes in privately-negotiated transactions for an aggregate of $211.1 million in cash (including accrued interest).
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 19

The total debt composition of the 2022 Notes is as follows (in thousands):

	March 31,	December 31,
	2022	2021
2.375% convertible senior notes due April 2022	$160,000	$160,000
Deferred financing costs	—	(223)
Discount on debt	—	(1,920)
Total debt, net of debt discount and deferred financing costs	$160,000	$157,857
Subsequently, on April 1, 2022, the 2022 Notes matured, and the Company settled the remaining outstanding principal balance of $160.0 million and a conversion premium of $4.8 million through a cash payment of $156.9 million and the issuance of 101,521 shares of the Company’s common stock.
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$9,130	$1,705
Amortization of debt issuance costs	1,179	651
Amortization of debt discount	706	5,657
Capitalized interest and other (Note 6)	(824)	(1,042)
Total	$10,191	$6,971

Effective interest rate on total debt	5.58%	6.70%
Upon the adoption of ASU 2020-06 effective January 1, 2022, the Company eliminated the convertible debt discounts associated with the 2022 Notes and the 2025 Notes that were originally recorded as offsets to the embedded conversion features recognized in equity. Effective January 1, 2022, the Company will not record interest expense on the previously recorded discounts on convertible debt. The deferred financing costs previously allocated to the conversion features have since been re-allocated to the outstanding debt, slightly increasing the future annual amortization of deferred financing costs. For additional information regarding the adoption of ASU 2020-06, see Note 2, Summary of Significant Accounting Policies.
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amounts of equity investments and convertible notes receivable without readily determinable fair values have not been adjusted for either an impairment or upward or downward adjustments based on observable transactions.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 20

At March 31, 2022, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$25,627	$—	$—	$25,627
Convertible notes receivable	$5,364	$—	$—	$5,364
Financial Liabilities:
Acquisition-related contingent consideration	$56,527	$—	$—	$56,527

Financial Liabilities Measured at Amortized Cost:
Term loan facility due December 2026	$360,508	$—	$371,250	$—
0.750% convertible senior notes due 2025 (1)	$394,275	$—	$499,603	$—
3.375% convertible senior notes due 2024 (2)	$8,640	$—	$8,662	$—
2.375% convertible senior notes due 2022 (3)	$160,000	$—	$163,600	$—
(1) The fair value of the 2025 Notes was based on the Company’s closing stock price of $76.32 per share at March 31, 2022 compared to a conversion price of $71.78 per share which, if converted, would result in an approximate conversion premium of 0.3 million shares or $25.5 million of cash. The maximum conversion premium that can be due on the 2025 Notes is 5.6 million shares, which assumes no increases in the conversion rate for certain corporate events.
(2) Relates to the Flexion 2024 Notes. For more information, See Note 9, Debt.
(3) The 2022 Notes matured on April 1, 2022. For more information, See Note 9, Debt.
Equity and Convertible Note Investments
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2021	$14,127	$4,132	$18,259
Purchases	11,500	1,250	12,750
Foreign currency adjustments	—	(18)	(18)
Balance at March 31, 2022	$25,627	$5,364	$30,991
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $56.5 million and $57.6 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.
In November 2021, as part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represents the Company’s potential achievement of meeting regulatory and sales-based milestones. For the period from the date of the Flexion Acquisition through December 31, 2021, the Company recorded an additional $1.2 million liability due to an estimated $0.02 fair value increase to contingent consideration per CVR. During the three months ended March 31, 2022, the Company recorded a $0.8 million credit due to a decrease in the fair value of contingent consideration. These adjustments were recorded as acquisition-related charges in the condensed consolidated
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 21

statements of operations. At March 31, 2022, the weighted average discount rate was 12.6% and the weighted average probability of success for regulatory milestones was 11.7%. As of March 31, 2022 and December 31, 2021, a contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $45.6 million and $46.4 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of March 31, 2022, the maximum potential remaining milestone payments to be paid are $43.0 million. The Company recognized contingent consideration credits of $0.3 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the weighted average discount rate was 11.3% and the probability of success for the regulatory milestone that has not yet been met was 1.0%. As of March 31, 2022 and December 31, 2021, a contingent consideration liability related to the MyoScience Acquisition has been recognized in the amounts of $10.9 million and $11.2 million, respectively.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of March 31, 2022	MyoScience Ranges Utilized as of March 31, 2022
Discount rates	11.50% to 13.65%	10.23% to 12.28%
Probabilities of payment for regulatory milestones	5% to 15%	1%
Projected years of payment for regulatory and commercial milestones	2027 to 2030	2023
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2021	$57,598
Fair value adjustments and accretion	(1,071)
Balance at March 31, 2022	$56,527
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate and government bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At March 31, 2022 and December 31, 2021, all of the Company’s short-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 22

The following summarizes the Company’s short-term available-for-sale investments at March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Asset-backed securities	$32,213	$—	$(216)	$31,997
Commercial paper	164,140	—	(630)	163,510
Corporate bonds	12,503	—	(115)	12,388
U.S. Government bonds	17,557	—	(9)	17,548
Total	$226,413	$—	$(970)	$225,443

December 31, 2021 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Asset-backed securities	$3,182	$—	$—	$3,182
Commercial paper	57,533	80	(2)	57,611
Corporate bonds	9,936	102	—	10,038
Total	$70,651	$182	$(2)	$70,831
At March 31, 2022, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At March 31, 2022 and December 31, 2021, the interest receivable recognized in prepaid expenses and other current assets was $0.4 million and $0.1 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of March 31, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 19% and 19%. At December 31, 2021, four wholesalers each accounted for over 10% of the Company’s accounts receivable, at 30%, 20%, 17% and 11%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of March 31, 2022 and December 31, 2021, the Company did not deem any allowances for credit losses on its accounts receivable necessary.

NOTE 11—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Net Unrealized Gains (Losses) From Available For Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2021	$139	$28	$167
Net unrealized loss on investments, net of tax	(733)	—	(733)
Foreign currency translation adjustments	—	39	39
Balance at March 31, 2022	$(594)	$67	$(527)
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 23

	Net Unrealized Gains (Losses) From Available For Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$319	$(1)	$318
Net unrealized loss on investments, net of tax	(150)	—	(150)
Foreign currency translation adjustments	—	4	4
Balance at March 31, 2021	$169	$3	$172
NOTE 12—STOCK PLANS
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of goods sold	$1,352	$1,452
Research and development	1,458	1,106
Selling, general and administrative	8,379	7,552
Total	$11,189	$10,110

Stock-based compensation from:
Stock options	$6,785	$6,496
Restricted stock units	4,113	3,392
Employee stock purchase plan	291	222
Total	$11,189	$10,110
Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2022:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2021	6,050,540	$49.32
Granted	120,200	62.24
Exercised	(323,201)	34.28
Forfeited	(33,535)	52.56
Expired	(13,054)	85.48
Outstanding at March 31, 2022	5,800,950	50.33

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2021	955,277	$52.85
Granted	64,700	62.34
Vested	(6,950)	62.35
Forfeited	(31,074)	53.76
Unvested at March 31, 2022	981,953	53.38
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 24

The weighted average fair value of stock options granted during the three months ended March 31, 2022 was $27.71 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Three Months Ended March 31, 2022
Expected dividend yield	None
Risk-free interest rate	1.44%
Expected volatility	48.55%
Expected term of options	5.30 years
Employee Stock Purchase Plan
The Company’s 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the three months ended March 31, 2022, no shares were purchased and issued through the ESPP.

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
ASU 2020-06 was adopted on January 1, 2022 and requires the Company to use the if-converted method to calculate the number of potentially dilutive shares for convertible debt. Under the if-converted method, adjustments are made to the diluted net income (loss) per common share calculation as if the Company had converted the convertible debt on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible debt on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period. For additional information regarding ASU 2020-06, see Note 2, Summary of Significant Accounting Policies. Prior to January 1, 2022, the Company used the treasury stock method to calculate dilutive shares on its convertible debt.
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method), if applicable.
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 25

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$6,828	$10,369
Denominator:
Weighted average common shares outstanding—basic	44,869	43,833
Computation of diluted securities:
Dilutive effect of stock options	1,195	1,507
Dilutive effect of RSUs	373	470
Dilutive effect of conversion premium on the 2022 Notes	—	152
Dilutive effect of ESPP purchase options	1	4
Weighted average common shares outstanding—diluted	46,438	45,966
Net income per share:
Basic net income per common share	$0.15	$0.24
Diluted net income per common share	$0.15	$0.23
The following table summarizes the outstanding stock options, RSUs and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average number of stock options	1,762	890
Convertible senior notes	8,000	—
Weighted average number of RSUs	17	2
Total	9,779	892

NOTE 14—INCOME TAXES
Income before income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Income (loss) before income taxes:
Domestic	$6,582	$15,933
Foreign	712	(3,209)
Total income before income taxes	$7,294	$12,724
For the three months ended March 31, 2022 and 2021, the Company recognized income tax expense of $0.5 million and $2.4 million, respectively, which represented the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax benefits related to equity compensation.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 26

NOTE 15—ACQUISITION–RELATED CHARGES, PRODUCT DISCONTINUATION AND OTHER
Acquisition-related charges, product discontinuation and other for the three months ended March 31, 2022 and 2021 summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021
Severance-related expenses	$3,115	$—
Acquisition-related fees	1,845	—
Other acquisition expenses	448	—
Total acquisition-related charges	5,408	—
Flexion contingent consideration	(794)	—
MyoScience contingent consideration	(277)	(1,127)
Nuance Biotech Co. Ltd. agreement dissolution costs	—	3,000
Total acquisition-related charges, product discontinuation and other	$4,337	$1,873
Flexion Acquisition
The Company recognized acquisition-related costs of $5.4 million, primarily severance, legal fees, third-party services and other one-time charges during the three months ended March 31, 2022 related to the Flexion Acquisition. See Note 4, Flexion Acquisition, for more information.
On November 19, 2021, as part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represents the Company’s potential achievement of meeting regulatory and sales-based milestones. During the three months ended March 31, 2022, the Company recorded a $0.8 million credit due to a decrease to the fair value of its contingent consideration, which was included in acquisition-related charges in the condensed consolidated statements of operations. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration.
MyoScience Acquisition
The Company recognized contingent consideration credits of $0.3 million and $1.1 million during the three months ended March 31, 2022 and 2021, respectively. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration.
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
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 27

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
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products, for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s U.S. Patent No. 11,033,495 was issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement was set to end on December 24, 2021 with the expiration of its U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit seeks a declaration from the court that the Company owes no royalties to RDF with respect to its EXPAREL product after December 24, 2021. During the pendency of the lawsuit, the Company will continue to pay royalties to RDF under protest, however, the Company is unable to predict the outcome of this action at this time.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 28

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
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 29

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the Flexion Acquisition (as defined below) and the costs and benefits thereof, our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, anticipated product portfolio, development programs, strategic alliances, patent terms and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; the possibility that if we do not achieve the perceived benefits of the Flexion Acquisition (as defined below) as rapidly or to the extent anticipated by financial analysts or investors, the market price of our shares could decline; the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and United States, or U.S., economic conditions, and our business, including our revenues, financial condition and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°® and the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAA; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities, our ability to successfully construct an additional EXPAREL manufacturing suite in San Diego, California; our ability to successfully complete a ZILRETTA capacity expansion project in Swindon, England; the outcome of any litigation; the ability to successfully integrate Flexion or any future acquisitions into our existing business; the recoverability of our deferred tax assets; and assumptions associated with contingent consideration payments. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, and as such we anticipate that subsequent events and developments will cause our views to change. Except as required by applicable law, we undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other reports as filed with the SEC.
Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 30

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Since its initial approval in 2011, more than 10 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition (the “Flexion Acquisition”) of Flexion Therapeutics, Inc. (“Flexion”) in November 2021, we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves, which we sell directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery. We also believe ZILRETTA is highly complementary to iovera°.

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

Flexion Acquisition

In November 2021, we completed the Flexion Acquisition pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), under which Flexion became our wholly owned subsidiary and added ZILRETTA, a non-opioid corticosteroid that employs a proprietary microsphere technology to provide extended pain relief, to our commercial offering. The addition of ZILRETTA to our innovative non-opioid product portfolio directly aligns with our mission to provide an opioid alternative to as many patients as possible and address medical needs along the neural pain pathway.

The total consideration of $578.8 million included an initial payment of $428.3 million which represented $8.50 in cash per share of Flexion common stock, $20.2 million paid to settle restricted stock units and in-the-money stock options, an $85.1 million cash payment to repay Flexion debt that was not assumed by us and $45.2 million in contingent consideration representing the fair value of contingent value rights, or CVRs, that were issued in conjunction with the Flexion Acquisition. The Merger Agreement provided for one non-tradeable CVR per share of Flexion common stock as well as one CVR per share for certain Flexion equity awards. Each CVR entitles Flexion shareholders to contingent milestone payments of up to an aggregate of $8.00 in cash per share of Flexion common stock if certain milestones are met on or prior to December 31, 2030. Up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved. For more information, see Note 4, Flexion Acquisition, to our condensed consolidated financial statements included herein.

Coronavirus (COVID-19) Pandemic
Since early 2020, our revenues have been impacted by the global pandemic caused by a novel strain of coronavirus (COVID-19) and pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and therapeutics, as well as the lessening of elective surgery restrictions, certain pandemic-related operational and staffing challenges persist. For instance, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs, and in December 2021, the COVID-19 Omicron variant prompted some government restrictions on elective surgical procedures and created surgical staffing challenges, both of which began to ease in January 2022. Our manufacturing sites are operational and have safety protocols and
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 31

guidelines as recommended by federal, state and local governments. Indirect effects of the pandemic may include longer lead-times for or the inability to secure a sufficient supply of materials due to the prioritization by certain suppliers for COVID-19 vaccine manufacturing. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise from the COVID-19 pandemic that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.
We will continue to actively monitor the situation and implement measures recommended by federal, state or local authorities, or that we determine are in the best interests of our patients, employees, partners, suppliers, shareholders and stakeholders. For a description of risks facing us that relate to the COVID-19 pandemic or any other future pandemic, epidemic or outbreak of contagious disease, see our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Highlights

• In April 2022, the U.S. Patent and Trademark Office issued Patent Nos. 11,304,904, and 11,311,486. The ’904 and ’486 patents have an expiration date of January 22, 2041 and are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). With these two new patents, there are currently five EXPAREL patents listed in the Orange Book each with an expiration date of January 22, 2041.

• We recently launched development plans for our second training facility in Houston, Texas. This 19,000 square-feet state-of-the-art facility will feature an adaptive lecture hall, broadcast studio and lab space for cadaver and other interactive workshops. Together with our Tampa facility, this second training center will play a core role in developing physician champions and community-based clinicians who want to stay on the forefront of opioid-sparing pain management. We expect to open the Houston facility before the end of 2022 to host programs for EXPAREL, ZILRETTA and iovera°.

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

EXPAREL Label and Global Expansion

•Lower extremity nerve block. We are advancing two Phase 3 studies of EXPAREL as a nerve block in lower extremity surgeries. One is a popliteal sciatic nerve block for bunionectomy and the second is an adductor canal block for total knee arthroplasty, or TKA. We believe positive results from these studies will form the basis for an sNDA submission seeking label expansion to include lower extremity nerve blocks. We believe the addition of this indication is significant as anesthesia-driven regional approaches using nerve and field blocks continue to expand as institutional protocols.

•Pediatrics. We are working with the FDA to finalize our studies to support expansion of the EXPAREL single-dose infiltration label to include patients under six years of age. We have met with the FDA to discuss appropriate studies of EXPAREL in pediatric patients aged 0 to less than 6 years of age. We expect that these studies, if successful, will be the basis for an sNDA seeking expansion of the EXPAREL label to include this patient population for single-dose infiltration. We are also discussing our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. We are working with both the FDA and the European Medicines Agency, or EMA, with the goal of harmonizing our pediatric clinical studies as much as possible between the two regions.

•Stellate ganglion block. We believe a long-acting stellate ganglion block with EXPAREL has the potential to be an effective approach for managing ventricular tachycardia (commonly referred to as “electrical storm”), a life-threatening clinical condition characterized by the recurrence of hemodynamically unstable ventricular tachycardia and/or ventricular fibrillation. We are planning a multi-center registration study to evaluate EXPAREL as a stellate ganglion block for managing electrical storm. We are also supporting an investigator-initiated study that will evaluate iovera° as a longer-acting stellate ganglion block.
•Global expansion. We have prioritized the European and Latin American markets for global expansion. In Europe, we were granted marketing authorization by the EC in November 2020 for EXPAREL as a brachial plexus block or femoral nerve block for treatment of post-operating pain in adults and as a field block for treatment of somatic post-
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 32

operative pain from small- to medium-sized surgical wounds in adults. We launched EXPAREL in the U.K. and targeted E.U. countries in the fourth quarter of 2021. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

ZILRETTA

ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter. We market ZILRETTA through our ZILRETTA and iovera° sales force of approximately 50 Treatment Solutions Managers who are providing clinicians with two unique OA treatment options to individualize patient care. ZILRETTA is the first and only extended-release, intra-articular therapy for patients confronting OA knee pain. ZILRETTA employs a proprietary microsphere technology combining triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid, with a poly lactic-co-glycolic acid, or PLGA, matrix to provide extended pain relief. PLGA is a proven extended-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the IA space and is used in other approved drug products and surgical devices. The ZILRETTA microspheres slowly and continuously release triamcinolone acetonide into the knee to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks.

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and we intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA in 2023 after aligning with the FDA on study design. In addition, we are planning a comparative safety study of ZILRETTA in patients with Type 2 diabetes and are evaluating a repeat dosing study.

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

iovera°
The iovera° system is an FDA-approved, non-opioid handheld cryoanalgesia device used to produce precise, controlled doses of cold temperature only to targeted nerves. It has been FDA 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. We believe the iovera° system is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days.

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

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 33

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

iovera° Global Expansion

In July 2021, we entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada. We began selling iovera° in Canada in the fourth quarter of 2021. Additionally, we began selling iovera° in the E.U. through a contracted sales force in the first quarter of 2022.

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

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 34

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

External Innovation

In parallel to our internal clinical programs, our business development team continues to pursue innovative acquisition targets that are complementary to EXPAREL, ZILRETTA and iovera° and are of great interest to the surgical and anesthesia audiences we are already calling on today. We are using a combination of strategic investments, in-licensing and acquisition transactions to build out a pipeline of innovation to improve patients’ journeys along the neural pain pathway. Select strategic investments we have made to support promising early stage platforms are summarized below.

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
Carthronix, Inc.	Preclinical	CX-011, an intra-articular injection designed to slow joint degeneration by mediating IL-6 cytokines	Knee OA
Coda Therapeutics, Inc.	Preclinical	Chemogenetic platform to reverse the aberrant neuronal activity underlying neurological disorders using optimized Adeno-Associated Virus (AAV) vectors	Neuropathic pain
Genascence Corporation	Phase 1	AAV vector-based gene therapy targeting Interleukin 1 Receptor Antagonist (IL-1Ra)	Knee OA
GeneQuine Biotherapeutics GmbH	Preclinical	Next-generation gene transfer vehicles that enter joint cells to confer multi-year gene expression	OA and other musculoskeletal disorders
Spine BioPharma, LLC	Phase 3-ready	Remedisc 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 35

Product Portfolio and Internal Pipeline

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

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 36

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

We have launched development plans for a second training facility in Houston, Texas. This 19,000 square-foot state-of-the-art facility will feature an adaptive lecture hall, broadcast studio and lab space for cadaver and other interactive workshops. These training centers are core to developing both our physician champions and community-based clinicians who want to stay on the forefront of opioid-sparing pain management. We expect to open this facility before the end of 2022 which would immediately double our capacity and ability to host programs for EXPAREL, ZILRETTA and iovera°.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenues
Net product sales consist of (i) EXPAREL in the U.S., the European Union, or E.U., and the United Kingdom, or U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Net product sales:
EXPAREL	$129,205	$114,678	13%
ZILRETTA	23,635	—	N/A
iovera°	3,026	3,268	(7)%
Bupivacaine liposome injectable suspension	1,556	792	96%
Total net product sales	157,422	118,738	33%
Royalty revenue	569	289	97%
Total revenues	$157,991	$119,027	33%
EXPAREL revenue increased 13% in the three months ended March 31, 2022 versus 2021 primarily due to increases of 11% in gross vial volume and increases of 4% in gross selling price per unit, partially offset by the sales mix of EXPAREL vial sizes. Although the demand for EXPAREL has continued to increase primarily as a result of Ambulatory Surgical Centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care, the elective surgery market faced
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 37

additional pandemic-related challenges in January 2022 due to regional surges in COVID-19 variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs. EXPAREL utilization remains above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels due to increased utilization in outpatient settings and emergent procedures.
As a result of the Flexion Acquisition, we acquired ZILRETTA in November 2021, which is an extended-release corticosteroid treatment for OA knee pain. We recognized net product sales of $23.6 million for the three months ended March 31, 2022.
Net product sales of iovera° decreased 7% in the three months ended March 31, 2022 versus 2021 primarily due to a delay in the transition from generation 1 to generation 2 iovera° products and short-term variations in reimbursement policies in certain territories.
Bupivacaine liposome injectable suspension net product sales and its related royalties increased 96% and 97%, respectively, in the three months ended March 31, 2022 versus 2021 due to the timing of orders placed by Aratana Therapeutics, Inc. for veterinary use.
Any renewed government suspension of or reluctance of patients to have elective procedures would impact our future sales of EXPAREL, ZILRETTA and iovera° during the ongoing COVID-19 pandemic.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the three months ended March 31, 2022 and 2021 (in thousands):

March 31, 2022	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2021	$3,361	$1,178	$3,636	$3,494	$761	$12,430
Provision	404	2,655	3,949	9,392	348	16,748
Payments / Adjustments	(856)	(2,608)	(4,031)	(8,473)	(401)	(16,369)
Balance at March 31, 2022	$2,909	$1,225	$3,554	$4,413	$708	$12,809

March 31, 2021	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2020	$1,023	$1,007	$1,168	$1,600	$—	$4,798
Provision	249	2,365	1,785	2,726	—	7,125
Payments / Adjustments	(111)	(2,349)	(1,953)	(2,582)	—	(6,995)
Balance at March 31, 2021	$1,161	$1,023	$1,000	$1,744	$—	$4,928
Total reductions of gross product sales from sales-related allowances and accruals were $16.7 million and $7.1 million, or 9.7% and 5.7% of gross product sales, for the three months ended March 31, 2022 and 2021, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was directly related to the addition of the ZILRETTA-related allowances and accruals.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 38

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Cost of goods sold	$36,074	$31,349	15%
Gross margin	77%	74%
Gross margin increased three percentage points in the three months ended March 31, 2022 versus 2021, mainly due to lower cost of EXPAREL product sold due to higher production levels and downtime that occurred in 2021, partially offset by the ZILRETTA step-up of fixed assets and inventory to fair value in purchase accounting.
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
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Clinical and preclinical development	$13,440	$8,020	68%
Product development and manufacturing capacity expansion	4,993	4,702	6%
Regulatory and other	1,714	2,051	(16)%
Stock-based compensation	1,458	1,106	32%
Total research and development expense	$21,605	$15,879	36%
% of total revenues	14%	13%
Total research and development expense increased 36% in the three months ended March 31, 2022 versus 2021.
Clinical and preclinical development expense increased 68% in the three months ended March 31, 2022 versus 2021 due to the start-up of and continued enrollment in two EXPAREL lower extremity nerve block trials in bunionectomy and TKA and ongoing trials for the product candidates acquired as part of the Flexion Acquisition.
Product development and manufacturing capacity expansion expense increased 6% in the three months ended March 31, 2022 versus 2021 mainly attributable to the scale-up of our manufacturing capacity at our Science Center Campus in San Diego, California.
Regulatory and other expense decreased 16% in the three months ended March 31, 2022 versus 2021 due lower ongoing costs in the first quarter 2022 related to our iovera° clinical data registry, as compared to start-up expenses incurred in the first quarter of 2021.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 39

Stock-based compensation increased 32% in the three months ended March 31, 2022 versus 2021 primarily due to greater equity awards outstanding for research and development personnel.
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
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Sales and marketing	$38,440	$27,102	42%
General and administrative	17,441	13,868	26%
Stock-based compensation	8,379	7,552	11%
Total selling, general and administrative expense	$64,260	$48,522	32%
% of total revenues	41%	41%
Total selling, general and administrative expenses increased 32% in the three months ended March 31, 2022 versus 2021.
Sales and marketing expenses increased 42% in the three months ended March 31, 2022 versus 2021. The increases were driven by a sales force expansion supporting iovera°, the addition of a sales force to support ZILRETTA and fully staffing a contracted sales force in Europe. We are continuing our marketing investment in EXPAREL and iovera°, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we continue our investment in clinician training in the use of EXPAREL and iovera° at our PITT training facility in Tampa, Florida. We expect that the addition of ZILRETTA to our commercial portfolio will increase our sales and marketing spend in 2022 as we increase the size of our ZILRETTA and iovera° sales force, which is providing clinicians with two unique OA treatment options to individualize patient care and patient reimbursement support for ZILRETTA.
General and administrative expenses increased 26% in the three months ended March 31, 2022 versus 2021 due to administrative support costs as a result of the Flexion Acquisition in November 2021, legal costs to support intellectual property protection and additional support for our expansion into European markets.
Stock-based compensation increased 11% in the three months ended March 31, 2022 and 2021 primarily due to an increase in the number of equity awards outstanding for selling, general and administrative personnel.
Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Amortization of acquired intangible assets	$14,322	$1,967	100% +
Amortization of acquired intangible assets increased substantially in the three months ended March 31, 2022 versus 2021 due to the Flexion Acquisition. We acquired a developed technology intangible asset for ZILRETTA for OA knee pain, which is being amortized over a useful life of approximately ten years. For more information, see Note 4, Flexion Acquisition, and Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 40

Acquisition-Related Charges, Product Discontinuation and Other
The following table provides a summary of the costs related to the Flexion Acquisition, MyoScience Acquisition, termination costs and other activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Acquisition-related charges (gains)	$4,337	$(1,127)	N/A
Other	—	3,000	(100)%
Total acquisition-related charges, product discontinuation and other	$4,337	$1,873	100% +
During the three months ended March 31, 2022, we recognized acquisition-related charges of $4.3 million. These charges are primarily driven by severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition, which were partially offset by credits from changes in the fair value of contingent consideration related to the Flexion Acquisition and MyoScience Acquisition. For more information, see Note 15, Acquisition-Related Charges, Product Discontinuation and Other, to our condensed consolidated financial statements included herein.
In the three months ended March 31, 2021, as part of the MyoScience Acquisition, we recognized gains in the amount of $1.1 million related to changes in the fair value of contingent consideration. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.

In June 2018, we entered into an agreement with Nuance Biotech Co. Ltd. to advance the development and commercialization of EXPAREL in China. In April 2021, we agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguarded our intellectual property against the risk of a generic product. Dissolution costs of $3.0 million were included in other operating expenses in the condensed consolidated statements of operations for the three months ended March 31, 2021.
Other Income (Expense)
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Interest income	$271	$415	(35)%
Interest expense	(10,246)	(6,971)	47%
Other, net	(124)	(157)	(21)%
Total other expense, net	$(10,099)	$(6,713)	50%
Total other expense, net increased 50% in the three months ended March 31, 2022 versus 2021 primarily due to the increase in interest expense. The 47% increase in interest expense during the three months ended March 31, 2022 was due to the $375.0 million term loan B credit agreement (the “Term Loan”) entered into in December 2021. This increase was partially offset by the absence of debt discount amortization associated with our convertible notes in the current year due to adopting Accounting Standards Update, or ASU, 2020-06 in 2022. For additional information regarding the adoption of ASU 2020-06, see Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements herein.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 41

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2022	2021
Income tax expense	$466	$2,355	(80)%
Effective tax rate	6%	19%
For the three months ended March 31, 2022 and 2021, we recorded income tax expense of $0.5 million and $2.4 million, respectively, which represented the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax benefits related to equity compensation.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of March 31, 2022, we had an accumulated deficit of $157.8 million, cash and cash equivalents and short-term available-for-sale investments of $452.2 million and working capital of $361.9 million.
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
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2022	2021
Net cash provided by (used in):
Operating activities	$30,777	$12,081
Investing activities	(208,019)	(55,664)
Financing activities	(181,585)	10,325
Net decrease in cash and cash equivalents	$(358,827)	$(33,258)
Operating Activities
During the three months ended March 31, 2022, net cash provided by operating activities was $30.8 million, compared to $12.1 million during the three months ended March 31, 2021. The increase of $18.7 million was primarily attributable to increased revenue from both EXPAREL and ZILRETTA coupled with realized efficiencies from the Flexion acquisition and an improved gross margin.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 42

Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $208.0 million, which reflected $155.6 million of short-term available-for-sale investment purchases (net of maturities), a $32.0 million contingent consideration milestone payment that had been achieved in the fourth quarter of 2021 associated with our 2007 acquisition of Pacira Pharmaceuticals, Inc. from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), purchases of equity and debt investments of $12.8 million and purchases of fixed assets of $7.7 million.
During the three months ended March 31, 2021, net cash used in investing activities was $55.7 million, which reflected $41.4 million of short-term and long-term available-for-sale investment purchases (net of maturities) and purchases of fixed assets of $13.1 million. Major fixed asset purchases included equipment for a new EXPAREL capacity expansion at our Science Center Campus in San Diego, California, and continuing expenditures for our expanding EXPAREL manufacturing capacity in Swindon, England. In addition, we purchased a $1.2 million convertible note.
Financing Activities
During the three months ended March 31, 2022, net cash used in financing activities was $181.6 million, which primarily consisted of a $192.6 million principal repayment of the 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes” and, together with the 2025 Notes (as defined below), the “Notes”) as part of a repurchase offer to the holders of the Flexion 2024 Notes that was triggered by the Flexion Acquisition, partially offset by proceeds from the exercise of stock options of $11.0 million.
During the three months ended March 31, 2021, net cash provided by financing activities was $10.3 million, which consisted entirely of proceeds from the exercise of stock options.
Debt
2026 Term Loan B Facility
In December 2021, we entered into the $375.0 million Term Loan which is secured by substantially all of our and any subsidiary guarantor’s assets and is scheduled to mature on December 7, 2026, subject to certain exceptions set forth in the term loan credit agreement (the “Credit Agreement”). We may elect to borrow either alternate base rate borrowings or term benchmark borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%.
The Credit Agreement requires us to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.
At March 31, 2022, we had $375.0 million in outstanding borrowings under the Term Loan. As a result of our entry into the Term Loan, we expect our interest expense to increase in 2022. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At March 31, 2022, the outstanding principal on the 2025 Notes was $402.5 million. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At March 31, 2022, the outstanding principal on the Flexion
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 43

2024 Notes was $8.6 million. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2022 Convertible Senior Notes
In March 2017, we completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes. The 2022 Notes accrued interest at a fixed rate of 2.375% per year, payable semiannually in arrears on April 1st and October 1st of each year. In July 2020, we used part of the net proceeds from the issuance of the 2025 Notes to repurchase $185.0 million aggregate principal amount of the 2022 Notes in privately-negotiated transactions. The 2022 Notes matured on April 1, 2022, and we settled the remaining outstanding principal balance of $160.0 million and a conversion premium of $4.8 million through a cash payment of $156.9 million and the issuance of 101,521 shares of our common stock. For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
•the cost and timing of the potential Flexion milestone payments under the CVR Agreement, which could be up to an aggregate of $425.5 million if certain regulatory and commercial milestones are met. (See Note 4, Flexion Acquisition, to our condensed consolidated financial statements included herein for more information);
•the impact of the COVID-19 pandemic, including the amounts and delays of suspended elective surgical procedures, clinical trials, longer lead-times for or the inability to secure a sufficient supply of materials due to the prioritization by certain suppliers for COVID-19 vaccine manufacturing and general economic conditions;
•the timing of and extent to which the holders of our Notes elect to convert their Notes and the timing of principal and interest payments on our Term Loan;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL, ZILRETTA and iovera°, including outside of the U.S.;
•the cost and timing of expanding and maintaining our manufacturing facilities, including the current EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and a ZILRETTA capacity expansion project at the Thermo Fisher site in Swindon, England;
•the cost and timing of potential remaining milestone payments to MyoScience security holders, which could be up to an aggregate of $43.0 million if certain regulatory and commercial milestones are met (See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein for more information);
•the cost and timing of additional strategic investments, including additional investments under existing agreements;
•the costs related to legal and regulatory issues;
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
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 44

In particular, capital market disruptions or negative economic conditions, especially in light of the COVID-19 pandemic, may hinder our access to capital.

Critical Accounting Estimates
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included herein for a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable. For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2021.

Contractual Obligations
Except for a new lease described in Note 7, Leases, to our condensed consolidated financial statements included herein, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2021. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2022 by approximately $0.9 million.
The fair values of our Notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2022, the estimated fair value of the 2025 Notes was $1,241 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our Notes, which bear interest at a fixed rate. At March 31, 2022, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the Flexion 2024 Notes.
The Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and is scheduled to mature on December 7, 2026. Each term loan borrowing which is an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. At March 31, 2022, we had $375.0 million in outstanding borrowings under the Term Loan. A hypothetical 100 basis point increase in interest rates would have increased interest expense during the quarter ended March 31, 2022 by approximately $0.9 million.
As a result of the Flexion Acquisition and as discussed in more detail in Note 9, Debt to our condensed consolidated financial statements included herein, any future conversion rights for the Flexion 2024 Notes are subject to the occurrence of any future events giving rise to such conversion rights under the indenture governing the Flexion 2024 Notes.
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
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 45

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
In November 2021, we acquired Flexion (now Pacira Therapeutics, Inc., or Pacira Therapeutics). As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Pacira Therapeutics. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Assets acquired in the Flexion Acquisition (excluding goodwill, intangible assets, and their related deferred taxes which are included within the scope of the assessment) accounted for a minimal fraction of our total assets and ZILRETTA represented 15% of our total revenue as of and for the three months ended March 31, 2022.
Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
As a result of the Flexion Acquisition, we have commenced an evaluation of the Pacira Therapeutics internal control processes and procedures and have begun incorporating those processes and procedures into our internal control framework. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and Chairman and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 46

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 47

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Executive Employment Agreement, dated May 4, 2020, between the Registrant and Jonathan Slonin.* †

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.
Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	May 4, 2022	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	May 4, 2022	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q1 2022 Form 10-Q | Page 49