Form 10-Q
period 2022-06-30
Pacira BioSciences, Inc.
filed 2022-08-03
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 1, 2022, 45,824,210 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$122,061	$585,578
Short-term available-for-sale investments	194,332	70,831
Accounts receivable, net	91,105	96,318
Inventories, net	100,588	98,550
Prepaid expenses and other current assets	18,124	14,771
Total current assets	526,210	866,048
Fixed assets, net	191,279	188,401
Right-of-use assets, net	72,082	76,410
Goodwill	146,132	145,175
Intangible assets, net	595,324	623,968
Deferred tax assets	167,149	153,364
Investments and other assets	35,812	21,987
Total assets	$1,733,988	$2,075,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,983	$10,543
Accrued expenses	77,275	127,555
Lease liabilities	8,134	7,891
Convertible senior notes, net	—	350,466
Current portion of long-term debt, net	33,776	24,234
Income taxes payable	11	429
Total current liabilities	133,179	521,118
Convertible senior notes, net	403,534	339,267
Long-term debt, net	318,344	335,263
Lease liabilities	67,575	71,727
Contingent consideration	35,247	57,598
Other liabilities	19,473	19,972
Total liabilities	977,352	1,344,945
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,801,578 and 44,734,308 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	46	45
Additional paid-in capital	895,151	942,091
Accumulated deficit	(137,956)	(211,895)
Accumulated other comprehensive (loss) income	(605)	167
Total stockholders’ equity	756,636	730,408
Total liabilities and stockholders’ equity	$1,733,988	$2,075,353
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Net product sales	$168,581	$134,863	$326,003	$253,601
Royalty revenue	830	602	1,399	891
Collaborative licensing and milestone revenue	—	125	—	125
Total revenues	169,411	135,590	327,402	254,617
Operating expenses:
Cost of goods sold	50,627	35,248	86,701	66,597
Research and development	26,282	12,573	47,887	28,453
Selling, general and administrative	65,003	50,813	129,263	99,335
Amortization of acquired intangible assets	14,322	1,967	28,644	3,933
Acquisition-related (gains) charges, product discontinuation and other	(18,058)	146	(13,721)	2,019
Total operating expenses	138,176	100,747	278,774	200,337
Income from operations	31,235	34,843	48,628	54,280
Other (expense) income:
Interest income	252	224	523	639
Interest expense	(8,833)	(7,023)	(19,079)	(13,994)
Other, net	(647)	(2,396)	(771)	(2,554)
Total other expense, net	(9,228)	(9,195)	(19,327)	(15,909)
Income before income taxes	22,007	25,648	29,301	38,371
Income tax expense	(2,131)	(6,567)	(2,597)	(8,921)
Net income	$19,876	$19,081	$26,704	$29,450

Net income per share:
Basic net income per common share	$0.44	$0.43	$0.59	$0.67
Diluted net income per common share	$0.40	$0.42	$0.55	$0.64
Weighted average common shares outstanding:
Basic	45,501	44,145	45,185	43,989
Diluted	52,478	45,592	52,262	45,779

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$19,876	$19,081	$26,704	$29,450
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments, net of tax	(160)	12	(893)	(138)
Foreign currency translation adjustments	82	(3)	121	1
Total other comprehensive (loss) income	(78)	9	(772)	(137)
Comprehensive income	$19,798	$19,090	$25,932	$29,313

See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at March 31, 2022	45,064	$45	$867,890	$(157,832)	$(527)	$709,576
Exercise of stock options	307	1	10,856	—	—	10,857
Vested restricted stock units	292	—	—	—	—	—
Common stock issued under employee stock purchase plan	37	—	1,821	—	—	1,821
Stock-based compensation	—	—	11,544	—	—	11,544
Issuance of common stock upon conversion of 2022 convertible senior notes (Note 9)	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 11)	—	—	—	—	(78)	(78)
Net income	—	—	—	19,876	—	19,876
Balance at June 30, 2022	45,802	$46	$895,151	$(137,956)	$(605)	$756,636

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at March 31, 2021	43,958	$44	$894,108	$(243,506)	$172	$650,818
Exercise of stock options	162	—	5,225	—	—	5,225
Vested restricted stock units	286	—	—	—	—	—
Common stock issued under employee stock purchase plan	31	—	1,574	—	—	1,574
Stock-based compensation	—	—	10,461	—	—	10,461
Other comprehensive income (Note 11)	—	—	—	—	9	9
Net income	—	—	—	19,081	—	19,081
Balance at June 30, 2021	44,437	$44	$911,368	$(224,425)	$181	$687,168

See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2021	44,734	$45	$942,091	$(211,895)	$167	$730,408
Reclassification of the equity component of convertible senior notes to liabilities upon adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	630	1	21,934	—	—	21,935
Vested restricted stock units	299	—	—	—	—	—
Common stock issued under employee stock purchase plan	37	—	1,821	—	—	1,821
Stock-based compensation	—	—	22,733	—	—	22,733
Issuance of common stock upon conversion of 2022 convertible senior notes (Note 9)	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 11)	—	—	—	—	(772)	(772)
Net income	—	—	—	26,704	—	26,704
Balance at June 30, 2022	45,802	$46	$895,151	$(137,956)	$(605)	$756,636

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2020	43,637	$44	$873,201	$(253,875)	$318	$619,688
Exercise of stock options	479	—	16,022	—	—	16,022
Vested restricted stock units	290	—	—	—	—	—
Common stock issued under employee stock purchase plan	31	—	1,574	—	—	1,574
Stock-based compensation	—	—	20,571	—	—	20,571
Other comprehensive loss (Note 11)	—	—	—	—	(137)	(137)
Net income	—	—	—	29,450	—	29,450
Balance at June 30, 2021	44,437	$44	$911,368	$(224,425)	$181	$687,168

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$26,704	$29,450
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	2,193	7,613
Depreciation of fixed assets and amortization of intangible assets	40,897	9,748
Amortization of debt issuance costs	2,053	1,310
Amortization of debt discount	1,412	11,401
Loss (gain) on disposal of fixed assets	193	(10)
Stock-based compensation	22,733	20,571
Changes in contingent consideration	(22,351)	(988)
Loss on investment	108	2,601
Changes in operating assets and liabilities:
Accounts receivable, net	5,213	(15,312)
Inventories, net	(2,038)	(615)
Prepaid expenses and other assets	(3,233)	(944)
Accounts payable	5,258	2,156
Accrued expenses and income taxes payable	(19,038)	(18,140)
Other liabilities	479	(964)
Payment of contingent consideration	—	(5,662)
Net cash provided by operating activities	60,583	42,215
Investing activities:
Purchases of fixed assets	(19,403)	(23,624)
Purchases of available-for-sale investments	(187,641)	(318,132)
Sales of available-for-sale investments	62,936	294,288
Payment of contingent consideration	(32,000)	—
Purchases of equity and debt investments	(12,750)	(14,220)
Sale of equity investment	—	9,057
Net cash used in investing activities	(188,858)	(52,631)
Financing activities:
Proceeds from exercises of stock options	21,881	15,997
Proceeds from shares issued under employee stock purchase plan	1,821	1,574
Repayment of 2022 convertible senior notes	(156,960)	—
Repayment of 2024 convertible senior notes	(192,609)	—
Repayment of Term loan B facility maturing December 2026	(9,375)	—
Payment of contingent consideration to MyoScience, Inc. securityholders	—	(1,338)
Net cash (used in) provided by financing activities	(335,242)	16,233
Net (decrease) increase in cash and cash equivalents	(463,517)	5,817
Cash and cash equivalents, beginning of period	585,578	99,957
Cash and cash equivalents, end of period	$122,061	$105,774
Supplemental cash flow information:
Cash paid for interest	$14,686	$3,586
Cash paid for income taxes, net of refunds	$4,104	$1,447
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2022 convertible senior notes	$3,040	$—
Fixed assets included in accounts payable and accrued liabilities	$2,454	$8,096
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 9

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. The company is also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K. in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion, and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. For more information, see Note 4, Flexion Acquisition. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to only targeted nerves.
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
Coronavirus (COVID-19) Pandemic and Global Economic Conditions
Since early 2020, the Company’s revenues have been impacted by COVID-19 pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and therapeutics, as well as the lessening of elective surgery restrictions, certain pandemic-related operational and staffing challenges persist. It remains unclear how long it will take the elective surgery market to normalize or if restrictions on elective procedures will recur due to future COVID-19 variants or otherwise. Direct effects of the pandemic and global economic conditions may negatively impact the Company’s business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation on the Company’s customers and suppliers and longer lead-times or the inability to secure a sufficient supply of materials. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.
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
The condensed consolidated financial statements at June 30, 2022, and for the three and six-month periods ended June 30, 2022 and 2021, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 10

opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2021 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
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
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Largest wholesaler	32%	31%	31%	31%
Second largest wholesaler	23%	29%	23%	29%
Third largest wholesaler	22%	26%	22%	26%
Total	77%	86%	76%	86%
The percentage of revenues from the Company’s three largest wholesalers have shifted in the current year with the addition of ZILRETTA sales.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums were recorded as paid in capital. In addition, the new guidance requires diluted earnings per share calculations be prepared using the if-converted method instead of the treasury stock method. The Company elected to adopt the new guidance using a modified retrospective method of transition, which applied to transactions outstanding at January 1, 2022. As a result, the Company does not separately present in equity an embedded conversion feature for its convertible debt. Instead, the Company accounts for its convertible debt instruments wholly as debt. In addition, effective on January 1, 2022, the Company did not record interest expense on the previously recorded discount on its convertible debt. The impact on the condensed consolidated balance sheet at January 1, 2022 increased net debt by approximately $64.9 million, reduced accumulated deficit by $47.2 million, reduced additional paid-in capital by $96.5 million and decreased deferred tax liabilities by $15.7 million.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 11

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
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 12

Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product sales:
EXPAREL	$137,007	$130,058	$266,212	$244,736
ZILRETTA	27,417	—	51,052	—
iovera°	3,201	3,813	6,227	7,081
Bupivacaine liposome injectable suspension	956	992	2,512	1,784
Total net product sales	$168,581	$134,863	$326,003	$253,601

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
The total consideration for the Flexion Acquisition was approximately $578.8 million consisting of: (i) $448.5 million of cash paid to former Flexion stockholders and to settle restricted stock units and in-the-money stock options; (ii) an $85.1 million cash payment to repay Flexion debt that was not assumed by the Company and (iii) $45.2 million of estimated contingent consideration related to contingent value rights, or CVRs, that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. The consideration is subject to adjustments based on the achievement of certain potential milestone payments. Up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved. No contingent consideration milestones were achieved in the six months ended June 30, 2022. See Note 10, Financial Instruments, for information regarding the methodology and key assumptions used in the fair value measurements of contingent consideration and for more information regarding the changes in fair value.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 13

The Company is finalizing its valuation of liabilities and tax analyses, and anticipates finalizing the purchase price allocation as the information necessary to complete the analysis is obtained, but no later than one year after the acquisition date. The following table sets forth the preliminary allocation of the Flexion Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

	Amounts Recognized at the Acquisition Date (as previously reported) (a)	Measurement Period Adjustments (b)	Amounts Recognized at the Acquisition Date (as adjusted)
ASSETS ACQUIRED
Cash and cash equivalents	$113,562	$—	$113,562
Short-term available-for-sale investments	11,153	—	11,153
Accounts receivable	32,838	—	32,838
Inventories	29,667	—	29,667
Prepaid expenses and other assets	4,852	—	4,852
Fixed assets	23,307	—	23,307
Deferred tax assets	58,015	—	58,015
Right-of-use assets	6,585	—	6,585
Identifiable intangible assets	480,000	—	480,000
In-process research and development (IPR&D)	61,000	—	61,000
Total assets	$820,979	$—	$820,979
LIABILITIES ASSUMED
Accounts payable	$9,794	$—	$9,794
Accrued expenses	22,746	957	23,703
Deferred revenue	10,000	—	10,000
Lease liabilities	6,585	—	6,585
Other liabilities	1,187	—	1,187
Long-term debt	201,450	—	201,450
Total liabilities	251,762	957	252,719
Total identifiable net assets acquired	569,217	(957)	568,260
Goodwill	9,628	957	10,585
Total consideration transferred	$578,845	$—	$578,845
(a) As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(b) Represents pre-acquisition expenses that were paid by the Company in 2022, partially offset by the release of estimated reserves.
Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and six-month periods ended June 30, 2021, as if the Flexion Acquisition had occurred on January 1, 2020. This pro forma information does not purport to represent what the Company’s actual results would have been if the Flexion Acquisition had occurred as of January 1, 2020, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Total revenues	$163,765	$307,381
Net loss	$(3,367)	$(20,487)
Pro forma basic and diluted net loss per share	$(0.08)	$(0.47)

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Flexion. The summary pro forma financial information primarily reflects the following pro forma adjustments:
•Recognition of the income tax benefit resulting from decreasing Flexion’s existing valuation allowance on deferred tax assets for the three and six months ended June 30, 2021;
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 14

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
In addition, all of the above adjustments were adjusted for the applicable tax impact.
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$36,301	$36,337
Work-in-process	39,407	35,182
Finished goods	24,880	27,031
Total	$100,588	$98,550
NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Machinery and equipment	$116,364	$117,264
Leasehold improvements	60,155	59,740
Computer equipment and software	13,598	13,197
Office furniture and equipment	2,303	2,883
Construction in progress	94,332	80,557
Total	286,752	273,641
Less: accumulated depreciation	(95,473)	(85,240)
Fixed assets, net	$191,279	$188,401
For the three months ended June 30, 2022 and 2021, depreciation expense was $6.5 million and $2.9 million, respectively. For the three months ended June 30, 2022 and 2021, there was $1.0 million and $1.1 million of capitalized interest on the construction of manufacturing sites, respectively.
For the six months ended June 30, 2022 and 2021, depreciation expense was $12.2 million and $5.8 million, respectively. For the six months ended June 30, 2022 and 2021, there was $1.8 million and $2.1 million of capitalized interest on the construction of manufacturing sites, respectively.
At June 30, 2022 and December 31, 2021, total fixed assets, net includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $60.0 million and $65.4 million, respectively.
As of June 30, 2022 and December 31, 2021, the Company had asset retirement obligations of $3.1 million and $2.4 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheet, for costs associated with returning leased spaces to their original condition upon the termination of certain lease agreements.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 15

NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° manufacturing facility in San Diego, California. These leases have remaining terms up to 8.2 years, some of which provide renewal options at the then-current market value. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, England for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees has been allocated to the lease components based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed lease costs	$3,542	$2,922	$7,069	$5,843
Variable lease costs	508	424	980	902
Total	$4,050	$3,346	$8,049	$6,745
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Cash paid for operating lease liabilities, net of lease incentive	$6,637	$7,177
ROU assets recorded in exchange for lease obligations	$—	$—
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	June 30,
	2022	2021
Weighted average remaining lease term	7.33 years	8.71 years
Weighted average discount rate	6.95%	6.89%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2022 (remaining six months)	$6,509
2023	13,304
2024	13,435
2025	12,575
2026	12,310
Thereafter	39,422
Total future lease payments	97,555
Less: imputed interest	(21,846)
Total operating lease liabilities	$75,709
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 16

As of June 30, 2022, the Company has entered into one lease agreement not included above as the Company has not yet taken possession of the property. When the lease commences, the future lease obligations will be as follows (in thousands):

Year	Aggregate Minimum Payments Due
2022 (remaining six months)	$81
2023	492
2024	494
2025	503
2026	505
Thereafter	443
Total future lease payments	$2,518
Subsequent to June 30, 2022, the Company entered into a sublease for the former Flexion research and development laboratory in Woburn, Massachusetts in July 2022 which resulted in a $0.4 million ROU asset to be reclassified to a fixed asset.
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc) in March 2007 (the “Skyepharma Acquisition”), MyoScience, Inc., or MyoScience, (the “MyoScience Acquisition”) in April 2019 and the Flexion Acquisition in November 2021. The balances at June 30, 2022 and December 31, 2021 were $146.1 million and $145.2 million, respectively. The increase was due to measurement period adjustments associated with the Flexion Acquisition. See Note 4, Flexion Acquisition, for more information.
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
Intangible Assets
Intangible assets, net, consist of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

June 30, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(55,737)	$534,263	10 years, 5 months
Customer relationships	90	(29)	61	10 years
Total finite-lived intangible assets, net	590,090	(55,766)	534,324
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(55,766)	$595,324

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(27,097)	$562,903	10 years, 5 months
Customer relationships	90	(25)	65	10 years
Total finite-lived intangible assets, net	590,090	(27,122)	562,968
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(27,122)	$623,968
Amortization expense on intangible assets for the three and six months ended June 30, 2022 was $14.3 million and $28.6 million, respectively. Amortization expense on intangible assets for the three and six months ended June 30, 2021 was
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 17

$2.0 million and $3.9 million, respectively. The increase in amortization expense in the current year is a result of the amortization of ZILRETTA for osteoarthritis knee pain acquired as part of the Flexion Acquisition in November 2021.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $28.6 million for the remaining six months of 2022, $57.3 million from 2023 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
The Company reviews its long-lived assets for impairment whenever an event or change in circumstances arise that indicate the carrying amount of an asset group is at risk of not being recoverable. A triggering event was identified for the ZILRETTA asset group due to a reduction in the near-term projected cash flows from the ZILRETTA product. The Company completed an impairment assessment through a recoverability test at June 30, 2022 by comparing the net carrying value of ZILRETTA asset group against the undiscounted net cash flows expected to be generated from ZILRETTA. It was determined that the ZILRETTA asset group was recoverable and not impaired.
NOTE 9—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2022	2021
Term loan B facility maturing December 2026	$352,120	$359,497
0.750% Convertible senior notes due August 2025	394,894	330,627
3.375% Convertible senior notes due May 2024	8,640	201,249
2.375% Convertible senior notes due April 2022 (1)	—	157,857
Total	$755,654	$1,049,230
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
The total debt composition of the Term Loan is as follows (in thousands):

	June 30,	December 31,
	2022	2021
Term Loan maturing December 2026	$365,625	$375,000
Deferred financing costs	(3,856)	(4,443)
Discount on debt	(9,649)	(11,060)
Total debt, net of debt discount and deferred financing costs	$352,120	$359,497
The Term Loan matures on December 7, 2026 and requires quarterly repayments of principal in the amount of $9.4 million commencing June 30, 2022, increasing to $14.1 million commencing December 31, 2025, with a remaining balloon payment of approximately $188.0 million due at maturity. During 2022, the Company is required to make three quarterly payments totaling $28.1 million. The Company is also required to make mandatory prepayments of principal from (i) the Company’s excess cash flow (as defined in the Credit Agreement) existing in any fiscal year and if the Senior Secured Leverage Ratio (as defined in the Credit Agreement) for such fiscal year exceeds certain predetermined limits (ii) net proceeds (as defined in the Credit Agreement) of non-ordinary course assets sales and casualty events and (iii) debt issuance proceeds (other than permitted debt under the Credit Agreement). Prepayment penalties for the Term Loan are 2% in the first loan year plus an interest make-whole payment, 2% in the second loan year, 1% in the third loan year and nothing thereafter. Prepayment penalties generally do not apply to mandatory prepayment obligations under the Credit Agreement, such as prepayments due in connection with excess cash flow. During the three and six months ended June 30, 2022, the Company made a scheduled principal payment of $9.4 million.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 18

The Term Loan requires the Company to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Term Loan also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
The Company may elect to borrow either term benchmark borrowings or alternate base rate borrowings. Term benchmark borrowings bear interest at a variable rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Credit Agreement) (subject to a 75 basis points floor) plus an applicable margin of 700 basis points. Alternate base rate borrowings bear interest at a variable rate per annum determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (ii) the NYFRB Rate (as defined in the Credit Agreement) plus 50 basis points or (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 100 basis points, subject to certain exceptions, plus an applicable margin of 600 basis points. As of June 30, 2022, borrowings under the Term Loan consisted entirely of term benchmark borrowings at a rate of 7.81%.
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
The total debt composition of the 2025 Notes is as follows (in thousands):

	June 30,	December 31,
	2022	2021
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(7,606)	(7,155)
Discount on debt	—	(64,718)
Total debt, net of debt discount and deferred financing costs	$394,894	$330,627
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
Holders may convert the 2025 Notes at any time prior to February 3, 2025, only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2022, this condition for conversion was not met.
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
As of June 30, 2022, the 2025 Notes had a market price of $1,038 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 19

$402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at June 30, 2022 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At June 30, 2022, the remaining principal outstanding is $8.6 million.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 20

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
The total debt composition of the 2022 Notes is as follows (in thousands):

	June 30,	December 31,
	2022	2021
2.375% convertible senior notes due April 2022	$—	$160,000
Deferred financing costs	—	(223)
Discount on debt	—	(1,920)
Total debt, net of debt discount and deferred financing costs	$—	$157,857
On April 1, 2022, the 2022 Notes matured and the Company settled the remaining outstanding principal balance of $160.0 million and a conversion premium of $4.8 million through a cash payment of $156.9 million and the issuance of 101,521 shares of the Company’s common stock, which increased additional paid-in capital by $3.0 million.
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$8,196	$1,713	$17,381	$3,418
Amortization of debt issuance costs	874	659	2,053	1,310
Amortization of debt discount	706	5,744	1,412	11,401
Capitalized interest and other (Note 6)	(943)	(1,093)	(1,767)	(2,135)
Total	$8,833	$7,023	$19,079	$13,994

Effective interest rate on total debt	5.08%	6.70%	5.31%	6.70%
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
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 21

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
At June 30, 2022, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$25,627	$—	$—	$25,627
Convertible notes receivable	$5,299	$—	$—	$5,299
Financial Liabilities:
Acquisition-related contingent consideration	$35,247	$—	$—	$35,247

Financial Liabilities Measured at Amortized Cost:
Term loan facility due December 2026	$352,120	$—	$366,562.5	$—
0.750% convertible senior notes due 2025 (1)	$394,894	$—	$417,855	$—
3.375% convertible senior notes due 2024 (2)	$8,640	$—	$8,606	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $58.30 per share at June 30, 2022 compared to a conversion price of $71.78 per share. Therefore, at June 30, 2022, the conversion price was above the stock price. The maximum conversion premium that could have been due on the 2025 Notes is 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
(2) Relates to the Flexion 2024 Notes. For more information, See Note 9, Debt.
Equity and Convertible Note Investments
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2021	$14,127	$4,132	$18,259
Purchases	11,500	1,250	12,750
Foreign currency adjustments	—	(83)	(83)
Balance at June 30, 2022	$25,627	$5,299	$30,926
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 22

Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $35.2 million and $57.6 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to CVRs that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $425.5 million if certain regulatory and commercial milestones are met. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represented the Company’s potential achievement of meeting the regulatory and commercial milestones. For the period from the date of the Flexion Acquisition through December 31, 2021, the Company recorded an additional $1.2 million liability. During the three and six months ended June 30, 2022, the Company recorded gains of $12.5 million and $13.3 million, respectively, primarily due to adjustments to near-term forecasts for the earnout period of the contingent consideration. These adjustments were recorded as acquisition-related gains in the condensed consolidated statements of operations. At June 30, 2022, the weighted average discount rate was 13.5% and the weighted average probability of success for regulatory milestones was 11.1%. As of June 30, 2022 and December 31, 2021, a contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $33.1 million and $46.4 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of June 30, 2022, the maximum potential remaining milestone payments to be paid are $43.0 million. The Company recognized contingent consideration gains of $8.8 million and $9.0 million during the three and six months ended June 30, 2022, respectively, due to the reduced probability of meeting the contingent consideration milestones by December 31, 2023, the expiration date for achieving the milestones. The Company recognized a $0.1 million contingent consideration charge and a $1.0 million gain during the three and six months ended June 30, 2021, respectively.
At June 30, 2022, the weighted average discount rate was 12.5% and the probability of success for the regulatory milestone that has not yet been met was reduced to zero. As of June 30, 2022 and December 31, 2021, a contingent consideration liability related to the MyoScience Acquisition has been recognized in the amounts of $2.1 million and $11.2 million, respectively.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of June 30, 2022	MyoScience Ranges Utilized as of June 30, 2022
Discount rates	12.64% to 14.37%	11.69% to 13.34%
Probabilities of payment for regulatory milestones	5% to 15%	0%
Projected years of payment for regulatory and commercial milestones	2027 to 2030	2023
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2021	$57,598
Fair value adjustments and accretion	(22,351)
Balance at June 30, 2022	$35,247
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 23

Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate and government bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At June 30, 2022 and December 31, 2021, all of the Company’s short-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s short-term available-for-sale investments at June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Asset-backed securities	$30,906	$—	$(239)	$30,667
Commercial paper	138,705	—	(796)	137,909
Corporate bonds	6,288	—	(31)	6,257
U.S. Government bonds	19,531	—	(32)	19,499
Total	$195,430	$—	$(1,098)	$194,332

December 31, 2021 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Asset-backed securities	$3,182	$—	$—	$3,182
Commercial paper	57,533	80	(2)	57,611
Corporate bonds	9,936	102	—	10,038
Total	$70,651	$182	$(2)	$70,831
At June 30, 2022, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At June 30, 2022 and December 31, 2021, the interest receivable recognized in prepaid expenses and other current assets was $0.2 million and $0.1 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of June 30, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 17% and 17%. At December 31, 2021, four wholesalers each accounted for over 10% of the Company’s accounts receivable, at 30%, 20%, 17% and 11%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of June 30, 2022 and December 31, 2021, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 24

NOTE 11—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive (Loss) Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive (loss) income for the periods presented (in thousands):

	Net Unrealized (Loss) Gain From Available For Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$139	$28	$167
Net unrealized loss on investments, net of tax	(893)	—	(893)
Foreign currency translation adjustments	—	121	121
Balance at June 30, 2022	$(754)	$149	$(605)

	Net Unrealized (Loss) Gain From Available For Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$319	$(1)	$318
Net unrealized loss on investments, net of tax	(138)	—	(138)
Foreign currency translation adjustments	—	1	1
Balance at June 30, 2021	$181	$—	$181
NOTE 12—STOCK PLANS
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of goods sold	$1,478	$1,465	$2,830	$2,917
Research and development	1,520	1,329	2,978	2,435
Selling, general and administrative	8,546	7,667	16,925	15,219
Total	$11,544	$10,461	$22,733	$20,571

Stock-based compensation from:
Stock options	$6,542	$6,552	$13,327	$13,048
Restricted stock units	4,717	3,646	8,830	7,038
Employee stock purchase plan	285	263	576	485
Total	$11,544	$10,461	$22,733	$20,571
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 25

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2022:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2021	6,050,540	$49.32
Granted	1,010,780	60.22
Exercised	(630,413)	34.80
Forfeited	(54,215)	52.41
Expired	(13,054)	85.48
Outstanding at June 30, 2022	6,363,638	52.39

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2021	955,277	$52.85
Granted	568,049	60.63
Vested	(298,607)	49.65
Forfeited	(44,929)	54.16
Unvested at June 30, 2022	1,179,790	57.36
The weighted average fair value of stock options granted during the six months ended June 30, 2022 was $25.69 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Six Months Ended June 30, 2022
Expected dividend yield	None
Risk-free interest rate	2.83%
Expected volatility	45.15%
Expected term of options	4.92 years
Employee Stock Purchase Plan
In June 2022, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. The ESPP was amended to increase the number of shares of common stock that may be sold under the ESPP by an additional 500,000 shares.
The ESPP features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the six months ended June 30, 2022, 36,729 shares were purchased and issued through the ESPP.

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 26

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
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income—basic	$19,876	$19,081	$26,704	$29,450
ASU 2020-06 convertible notes if-converted method adjustment	1,039	—	2,078	—
Adjusted net income—diluted	20,915	19,081	28,782	29,450
Denominator:
Weighted average common shares outstanding—basic	45,501	44,145	45,185	43,989
Computation of diluted securities:
ASU 2020-06 convertible notes if-converted method adjustment	5,607	—	5,607	—
Dilutive effect of stock options	1,016	1,062	1,106	1,284
Dilutive effect of RSUs	347	381	360	426
Dilutive effect of conversion premium on the 2022 Notes	—	—	—	76
Dilutive effect of ESPP purchase options	7	4	4	4
Weighted average common shares outstanding—diluted	52,478	45,592	52,262	45,779
Net income per share:
Basic net income per common share	$0.44	$0.43	$0.59	$0.67
Diluted net income per common share	$0.40	$0.42	$0.55	$0.64
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 27

The following table summarizes the outstanding stock options, RSUs and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of stock options	1,948	2,088	1,855	1,489
Convertible senior notes	—	—	1,196	—
Weighted average number of RSUs	31	26	24	14
Total	1,979	2,114	3,075	1,503

NOTE 14—INCOME TAXES
Income before income taxes and income tax expense is as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes:
Domestic	$23,798	$25,863	$30,380	$41,795
Foreign	(1,791)	(215)	(1,079)	(3,424)
Total income before income taxes	$22,007	$25,648	$29,301	$38,371

Income tax expense	$2,131	$6,567	$2,597	$8,921
Effective tax rate	10%	26%	9%	23%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items. The Company’s effective tax rates for the three and six months ended June 30, 2022 include benefits related to stock-based compensation, a first quarter Skyepharma milestone payment and a fair value adjustment for Flexion contingent consideration, partially offset by non-deductible executive compensation costs and a valuation allowance against non-U.S. results. The Company’s effective tax rates for the three and six months ended June 30, 2021 include benefits related to stock-based compensation offset by non-deductible executive compensation costs and valuation allowances recorded against deductible capital losses and non-U.S. results.
NOTE 15—ACQUISITION–RELATED (GAINS) CHARGES, PRODUCT DISCONTINUATION AND OTHER
Acquisition-related (gains) charges, product discontinuation and other for the three and six months ended June 30, 2022 and 2021 summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Severance-related expenses	$950	$—	$4,065	$—
Acquisition-related fees	2,168	7	4,013	7
Other acquisition expenses	104	—	552	—
Total acquisition-related charges	3,222	7	8,630	7
Flexion contingent consideration	(12,523)	—	(13,317)	—
MyoScience contingent consideration	(8,757)	139	(9,034)	(988)
Nuance Biotech Co. Ltd. agreement dissolution costs	—	—	—	3,000
Total acquisition-related (gains) charges, product discontinuation and other	$(18,058)	$146	$(13,721)	$2,019
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 28

Flexion Acquisition
The Company recognized acquisition-related costs of $3.2 million and $8.6 million during the three and six months ended June 30, 2022, respectively, primarily for severance, legal fees, third-party services and other one-time charges related to the Flexion Acquisition. See Note 4, Flexion Acquisition, for more information.
On November 19, 2021, as part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represents the Company’s potential achievement of meeting regulatory and sales-based milestones. During the three and six months ended June 30, 2022, the Company recorded $12.5 million and $13.3 million gains, respectively, due to a decrease to the fair value of its contingent consideration, which was included in acquisition-related (gains) charges in the condensed consolidated statements of operations. See Note 10, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
MyoScience Acquisition
The Company recognized $8.8 million and $9.0 million contingent consideration gains during the three and six months ended June 30, 2022, respectively. The Company recognized a $0.1 million contingent consideration charge and a $1.0 million gain during the three and six months ended June 30, 2021, respectively. See Note 10, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
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
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 29

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
Hong Kong Pharma Tainuo Ltd.
Prior to the Flexion Acquisition, in March 2020, Flexion entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd., or Jiangsu Tainuo, a subsidiary of China
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 30

Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, HK Tainuo paid Flexion an upfront payment of $10.0 million during the year ended December 31, 2020 which was recorded in other liabilities as of June 30, 2022 and December 31, 2021. The Company was also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments under the exclusive license agreement. HK Tainuo was responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China. The Company was solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, were to be covered by a separate supply agreement, which had not yet been finalized as of June 30, 2022. Unless terminated earlier in accordance with its terms, the license agreement was scheduled to continue in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continued to sell ZILRETTA in Greater China.
Subsequently, in July 2022, the Company submitted a termination letter to HK Tainuo associated with this license agreement.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 31

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

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 32

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Since its initial approval in 2011, more than 10 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition (the “Flexion Acquisition”) of Flexion Therapeutics, Inc. (“Flexion”) in November 2021, we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature only to targeted nerves, which we sell directly to end users. The iovera° system is highly complementary to EXPAREL as a non-opioid therapy that alleviates pain by disrupting pain signals being transmitted to the brain from the site of injury or surgery. We also believe ZILRETTA is highly complementary to iovera°.

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

Coronavirus (COVID-19) Pandemic and Global Economic Conditions

Since early 2020, our revenues have been impacted by COVID-19 pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and therapeutics, as well as the lessening of elective surgery restrictions, certain pandemic-related operational and staffing challenges persist. It remains unclear how long it will take the elective surgery market to normalize or if restrictions on elective procedures will recur due to future COVID-19 variants or otherwise. Direct effects of the pandemic and global economic conditions may negatively impact our business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation on our customers and suppliers and longer lead-times or the inability to
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 33

secure a sufficient supply of materials. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

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

Recent Highlights

•The U.S. Patent and Trademark Office issued Patent Nos. 11,304,904, and 11,311,486 in April 2022, and issued Patent No. 11,357,727 in June 2022. The ’904, ’486, and ’727 patents are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). With these three new patents, there are currently six EXPAREL patents listed in the Orange Book, each with an expiration date of January 22, 2041.
•In June 2022, we announced the launch of a partnership with the National Safety Council, or NSC, and the Connect2Prevent program. Connect2Prevent is an innovative employee-family educational program that increases awareness and prevention of opioid addiction. The NSC created a comprehensive curriculum designed to educate employees on the risks associated with opioids and provide them with the tools to have meaningful discussions with adolescent family members. The curriculum includes 10-12 weeks of engaging lessons on opioids, addiction, stigma, risk factors for substance use, refusal skills, harm reduction, how to talk to doctors about opioid alternatives and more. The lessons provide easy-to-understand education, action steps and evidence-based tools to connect and communicate with teens.
•In August 2022, we announced the completion of patient enrollment in our two Phase 3 studies of EXPAREL as a nerve block in lower extremity surgeries. The first study is evaluating EXPAREL as an adductor canal block for total knee arthroplasty, or TKA, and the second is evaluating EXPAREL as a popliteal sciatic nerve block for bunionectomy. We believe positive results from these studies will form the basis for an sNDA submission seeking label expansion to include lower extremity nerve blocks.

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

EXPAREL Label and Global Expansion

•Lower extremity nerve block. We have completed enrollment in two Phase 3 registration studies of EXPAREL as a nerve block in lower extremity surgeries. One is a popliteal sciatic nerve block for bunionectomy and the second is an adductor canal block for TKA. We believe positive results from these studies will form the basis for an sNDA submission seeking label expansion to include lower extremity nerve blocks. We believe the addition of this indication is significant as anesthesia-driven regional approaches using nerve and field blocks continue to expand as institutional protocols.

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

•Stellate ganglion block. Planning is underway for a multicenter registration study of EXPAREL as a stellate ganglion block for treating refractory cardiac ventricular dysrhythmias and for use to prevent postoperative atrial fibrillation after open heart surgery. We are working with a steering committee of Key Opinion Leaders in regional anesthesia and
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 34

stellate ganglion blocks who will convene later this year to help finalize study design. After an FDA meeting to align on our regulatory strategy for expanding the EXPAREL label to include stellate ganglion block, we expect to proceed with a registration trial. We believe a stellate ganglion block utilizing EXPAREL will last for several days and address a significant unmet need in patients with ventricular and atrial dysrhythmias.

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

ZILRETTA

ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter. We market ZILRETTA through our ZILRETTA and iovera° sales force of approximately 50 Treatment Solutions Managers who are providing clinicians with two unique OA treatment options to individualize patient care. ZILRETTA is the first and only extended-release, intra-articular therapy for patients confronting OA knee pain. ZILRETTA employs a proprietary microsphere technology combining triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid, with a poly lactic-co-glycolic acid, or PLGA, matrix to provide extended pain relief. PLGA is a proven extended-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the intra-articular space and is used in other approved drug products and surgical devices. The ZILRETTA microspheres slowly and continuously release triamcinolone acetonide into the knee to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks.

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and we intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA in 2023 after aligning with the FDA on study design. In addition, we are planning a study comparing ZILRETTA to immediate release triamcinolone acetonide in patients with Type 2 diabetes and are evaluating a repeat dosing study.

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

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 35

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

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 36

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

pMVL-Based Clinical Programs

Given the proven safety, flexibility and customizability of our pMVL drug delivery technology platform for acute, sub-acute and chronic pain applications, we have several pMVL-based products in clinical development. Following data readouts from preclinical and feasibility studies for these candidates, we have prioritized three programs for clinical development: (i) PCRX-401, a dexamethasone-pMVL for low back pain; (ii) PCRX-501, a high potency bupivacaine-pMVL for longer-lasting pain relief (20.0 mg/mL) and (iii) a bupivacaine-pMVL for intrathecal analgesia (13.3 mg/mL). We are planning to initiate the second half of our Phase 1 study of low-concentration bupivacaine-pMVL for intrathecal analgesia in late 2022.

External Innovation

In parallel to our internal clinical programs, our business development team continues to pursue innovative acquisition targets that are complementary to EXPAREL, ZILRETTA and iovera° and that we believe are of great interest to the surgical and anesthesia audiences we are already calling on today. We are using a combination of strategic investments, in-licensing and acquisition transactions to build out a pipeline of innovation to improve patients’ journeys along the neural pain pathway. Select strategic investments we have made to support promising early stage platforms are summarized below.

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

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 37

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

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 38

Pacira Training Facilities

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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenues
Net product sales consist of (i) EXPAREL in the U.S., the European Union, or E.U., and the United Kingdom, or U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Net product sales:
EXPAREL	$137,007	$130,058	5%	$266,212	$244,736	9%
ZILRETTA	27,417	—	N/A	51,052	—	N/A
iovera°	3,201	3,813	(16)%	6,227	7,081	(12)%
Bupivacaine liposome injectable suspension	956	992	(4)%	2,512	1,784	41%
Total net product sales	168,581	134,863	25%	326,003	253,601	29%
Royalty revenue	830	602	38%	1,399	891	57%
Collaborative licensing and milestone revenue	—	125	(100)%	—	125	(100)%
Total revenues	$169,411	$135,590	25%	$327,402	$254,617	29%
EXPAREL revenue increased 5% and 9% in the three and six months ended June 30, 2022 versus 2021, respectively, primarily due to increases of 3.6% and 7.2% in gross vial volume and increases of 3.7% and 3.8% in gross selling price per
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 39

unit, partially offset by the sales mix of EXPAREL vial sizes. Although the demand for EXPAREL has continued to increase primarily as a result of Ambulatory Surgical Centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care, the elective surgery market has faced additional pandemic-related challenges due to regional surges in COVID-19 variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs. EXPAREL utilization remains above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels due to increased utilization in outpatient settings and emergent procedures.
As a result of the Flexion Acquisition, we acquired ZILRETTA in November 2021, which is an extended-release corticosteroid treatment for OA knee pain. We recognized net product sales of $27.4 million and $51.1 million for the three and six months ended June 30, 2022, respectively.
Net product sales of iovera° decreased 16% and 12% in the three and six months ended June 30, 2022 versus 2021, respectively, primarily due to a delay in the transition from generation 1 to generation 2 iovera° products and short-term variations in reimbursement policies in certain territories.
Bupivacaine liposome injectable suspension net product sales decreased and its related royalties increased nominally in the three months ended June 30, 2022 versus 2021. Bupivacaine liposome injectable suspension net product sales and its related royalties increased in the six months ended June 30, 2022 versus 2021. These changes versus the prior year periods were due to the timing of orders placed by Aratana Therapeutics, Inc. for veterinary use.
Any renewed government suspension of or reluctance of patients to have elective procedures would impact our future sales of EXPAREL, ZILRETTA and iovera° during the ongoing COVID-19 pandemic.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the six months ended June 30, 2022 and 2021 (in thousands):

June 30, 2022	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2021	$3,361	$1,178	$3,636	$3,494	$761	$12,430
Provision	817	5,470	8,123	19,191	754	34,355
Payments / Adjustments	(2,503)	(5,540)	(8,876)	(18,960)	(740)	(36,619)
Balance at June 30, 2022	$1,675	$1,108	$2,883	$3,725	$775	$10,166

June 30, 2021	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2020	$1,023	$1,007	$1,168	$1,600	$—	$4,798
Provision	498	5,050	3,806	6,238	—	15,592
Payments / Adjustments	(261)	(4,631)	(3,846)	(5,814)	—	(14,552)
Balance at June 30, 2021	$1,260	$1,426	$1,128	$2,024	$—	$5,838
Total reductions of gross product sales from sales-related allowances and accruals were $34.4 million and $15.6 million, or 9.6% and 5.8% of gross product sales, for the six months ended June 30, 2022 and 2021, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to the addition of the ZILRETTA-related allowances and accruals.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 40

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Cost of goods sold	$50,627	$35,248	43%	$86,701	$66,597	30%
Gross margin	70%	74%		74%	74%
Gross margin decreased four percentage points in the three months ended June 30, 2022 versus 2021 mainly due to higher EXPAREL inventory reserves due to raw material supply chain delays and the ZILRETTA step-up of fixed assets and inventory to fair value in accordance with purchase accounting. There was no change in gross margin in the six months ended June 30, 2022 versus 2021, when a two percentage point increase due to the prior period’s unplanned downtime was offset by a two percentage point decrease due to higher EXPAREL inventory reserves attributable to raw material supply chain delays.
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
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Clinical and preclinical development	$17,734	$5,111	100%+	$31,174	$13,131	100%+
Product development and manufacturing capacity expansion	5,080	4,607	10%	10,073	9,309	8%
Regulatory and other	1,948	1,526	28%	3,662	3,578	2%
Stock-based compensation	1,520	1,329	14%	2,978	2,435	22%
Total research and development expense	$26,282	$12,573	100%+	$47,887	$28,453	68%
% of total revenues	16%	9%		15%	11%
Total research and development expense increased over 100% and 68% in the three and six months ended June 30, 2022 versus 2021, respectively.
Clinical and preclinical development expense increased over 100% in each of the three and six months ended June 30, 2022 versus 2021, due to the start-up of and continued enrollment in two EXPAREL lower extremity nerve block trials in bunionectomy and TKA and ongoing trials for the product candidates acquired as part of the Flexion Acquisition.
Product development and manufacturing capacity expansion expense increased 10% and 8% in the three and six months ended June 30, 2022 versus 2021, respectively, mainly attributable to the significant scale-up of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 41

Regulatory and other expense increased 28% and 2% in the three and six months ended June 30, 2022 versus 2021, respectively, due to increased support of E.U. EXPAREL pediatric submissions, partially offset by lower ongoing costs in 2022 related to our iovera° clinical data registry, as compared to start-up expenses incurred in the first half of 2021.
Stock-based compensation increased 14% and 22% in the three and six months ended June 30, 2022 versus 2021, respectively, primarily due to greater equity awards outstanding for research and development personnel.
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
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Sales and marketing	$36,854	$28,259	30%	$75,294	$55,361	36%
General and administrative	19,603	14,887	32%	37,044	28,755	29%
Stock-based compensation	8,546	7,667	11%	16,925	15,219	11%
Total selling, general and administrative expense	$65,003	$50,813	28%	$129,263	$99,335	30%
% of total revenues	38%	37%		39%	39%
Total selling, general and administrative expenses increased 28% and 30% in the three and six months ended June 30, 2022 versus 2021, respectively
Sales and marketing expenses increased 30% and 36% in the three and six months ended June 30, 2022 versus 2021, respectively. The increases were driven by a sales force expansion supporting iovera°, the addition of a sales force to support ZILRETTA and fully staffing a contracted sales force in Europe. We are continuing our marketing investment in EXPAREL and iovera°, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we continue our investment in clinician training in the use of EXPAREL and iovera° at our PITT training facility in Tampa, Florida. The addition of ZILRETTA to our commercial portfolio has increased our sales and marketing spend in 2022 as we increased the size of our ZILRETTA and iovera° sales force, which is providing clinicians with two unique OA treatment options to individualize patient care and patient reimbursement support for ZILRETTA.
General and administrative expenses increased 32% and 29% in the three and six months ended June 30, 2022 versus 2021, respectively. The increases were driven by administrative support costs as a result of the Flexion Acquisition in November 2021, including transition expenses during integration, and additional support for our expansion into European markets. The increase in the six months ended June 30, 2022 also includes legal costs to support intellectual property protection.
Stock-based compensation increased 11% in both the three and six months ended June 30, 2022 and 2021 primarily due to an increase in the number of equity awards outstanding for selling, general and administrative personnel.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 42

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Amortization of acquired intangible assets	$14,322	$1,967	100% +	$28,644	$3,933	100% +
Amortization of acquired intangible assets increased substantially in the three and six months ended June 30, 2022 versus 2021 due to the Flexion Acquisition. We acquired a developed technology intangible asset for ZILRETTA for OA knee pain, which is being amortized over a useful life of approximately ten years. For more information, see Note 4, Flexion Acquisition, and Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related (Gains) Charges, Product Discontinuation and Other
The following table provides a summary of the costs related to the Flexion Acquisition, MyoScience Acquisition, termination costs and other activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Acquisition-related (gains) charges, net	$(18,058)	$146	N/A	$(13,721)	$(981)	(100)%+
Other	—	—	N/A	—	3,000	(100)%
Total acquisition-related (gains) charges, product discontinuation and other	$(18,058)	$146	N/A	$(13,721)	$2,019	N/A
Total acquisition-related (gains) charges, product discontinuation and other increased substantially in the three and six months ended June 30, 2022 versus 2021.
During the three and six months ended June 30, 2022, we recognized acquisition-related gains, net of $18.1 million and $13.7 million, respectively. These gains were primarily driven by reductions in acquisition contingent consideration liabilities due to adjustments to near-term forecasts for the applicable period during which the Flexion contingent consideration may be achieved under the Merger Agreement and due to the reduced probability of meeting the MyoScience contingent consideration milestones by December 31, 2023, the expiration date for achieving the milestones. These gains were partially offset by severance, legal fees, third-party services and other one-time charges related to the Flexion Acquisition. For more information, see Note 10, Financial Instruments, and Note 15, Acquisition-Related Charges, Product Discontinuation and Other, to our condensed consolidated financial statements included herein.
In the three and six months ended June 30, 2021, as part of the MyoScience Acquisition, we recognized acquisition-related charges of $0.1 million and gains of $1.0 million, respectively, primarily related to changes in the fair value of contingent consideration. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein, for information regarding the methods and key assumptions used in the fair value measurements of contingent consideration.
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
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 43

Other Income (Expense)
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Interest income	$252	$224	13%	$523	639	(18)%
Interest expense	(8,833)	(7,023)	26%	(19,079)	(13,994)	36%
Other, net	(647)	(2,396)	(73)%	(771)	(2,554)	(70)%
Total other expense, net	$(9,228)	(9,195)	—%	$(19,327)	(15,909)	21%
Total other expense, net increased nominally and 21% in the three and six months ended June 30, 2022 versus 2021, respectively. The 26% and 36% increase in interest expense during the three and six months ended June 30, 2022, respectively, was due to the $375.0 million term loan B credit agreement (the “Term Loan”) entered into in December 2021. This increase was partially offset by the absence of debt discount amortization associated with our convertible notes in the current year due to adopting Accounting Standards Update, or ASU, 2020-06 in 2022, and the maturing of our 2.375% convertible senior notes due 2022, or 2022 Notes, on April 1, 2022. For additional information regarding the adoption of ASU 2020-06, see Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements herein.
Other, net in the prior year periods included a realized loss on the sale of an equity investment in the amounts of $2.5 million and $2.6 million during the three and six months ended June 30, 2021, respectively.
Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Income tax expense	$2,131	$6,567	(68)%	$2,597	$8,921	(71)%
Effective tax rate	10%	26%		9%	23%
The effective tax rates were 10% and 9% for the three and six months ended June 30, 2022, respectively. The effective tax rates were 26% and 23% for the three and six months ended June 30, 2021, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items. The effective tax rates for the three and six months ended June 30, 2022 include benefits related to stock-based compensation, a first quarter SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc), milestone payment and a fair value adjustment for Flexion contingent consideration, offset by non-deductible executive compensation costs and a valuation allowance against non-U.S. results. The effective tax rates for the three and six months ended June 30, 2021 include benefits related to stock-based compensation offset by non-deductible executive compensation costs and valuation allowances recorded against deductible capital losses and non-U.S. results.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of June 30, 2022, we had an accumulated deficit of $138.0 million, cash and cash equivalents and short-term available-for-sale investments of $316.4 million and working capital of $393.0 million.
We expect that our cash and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allows for certain measures to increase liquidity for businesses
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 44

such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We benefited from the provision to defer the payment of certain employer payroll taxes in the amount of $2.8 million for the year ended December 31, 2020 and remitted $1.4 million in December 2021. The remaining $1.4 million is due by December 31, 2022.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows Data:	2022	2021
Net cash (used in) provided by:
Operating activities	$60,583	$42,215
Investing activities	(188,858)	(52,631)
Financing activities	(335,242)	16,233
Net (decrease) increase in cash and cash equivalents	$(463,517)	$5,817
Operating Activities
During the six months ended June 30, 2022, net cash provided by operating activities was $60.6 million, compared to $42.2 million during the six months ended June 30, 2021. The increase of $18.4 million was primarily attributable to increased net product sales from both ZILRETTA, acquired as part of the Flexion Acquisition in November 2021, and EXPAREL, coupled with realized efficiencies from the acquisition of Flexion.
Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $188.9 million, which reflected $124.7 million of short-term available-for-sale investment purchases (net of maturities), a $32.0 million contingent consideration milestone payment that had been achieved in the fourth quarter of 2021 associated with our 2007 acquisition of Pacira Pharmaceuticals, Inc. from Skyepharma, purchases of fixed assets of $19.4 million for fill lines for our products and equipment for a 200-liter EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of equity and debt investments of $12.8 million.
During the six months ended June 30, 2021, net cash used in investing activities was $52.6 million, which reflected $23.8 million of short-term and long-term investment purchases (net of maturities) and purchases of fixed assets of $23.6 million. Major fixed asset purchases included equipment for a new 200-liter EXPAREL capacity expansion project at our Science Center Campus in San Diego, California, and continuing expenditures for our expanding EXPAREL manufacturing capacity in Swindon, England. In addition, we made a $10.0 million equity investment and also purchased a total of $4.2 million in convertible notes. We also sold one of our equity investments for net cash proceeds of $9.1 million.
Financing Activities
During the six months ended June 30, 2022, net cash used in financing activities was $335.2 million, which primarily consisted of a $192.6 million principal repayment of the 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”) as part of a repurchase offer to the holders of the Flexion 2024 Notes that was triggered by the Flexion Acquisition, $157.0 million to settle the 2022 Notes that matured on April 1, 2022 and a $9.4 million scheduled repayment of Term Loan principal, partially offset by $21.9 million of proceeds from the exercise of stock options and $1.8 million from the issuance of common stock through our ESPP.
During the six months ended June 30, 2021, net cash provided by financing activities was $16.2 million, which consisted of proceeds from the exercise of stock options of $16.0 million and $1.6 million from the issuance of common stock through our ESPP, partially offset by the $1.3 million financing component of the $7.0 million contingent consideration payment made to MyoScience securityholders.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 45

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
The Credit Agreement requires us to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.
During the six months ended June 30, 2022, we made a scheduled principal payment of $9.4 million. At June 30, 2022, we had $365.6 million in outstanding borrowings under the Term Loan. As a result of our entry into the Term Loan, we expect our interest expense to increase in 2022. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At June 30, 2022, the outstanding principal on the 2025 Notes was $402.5 million. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At June 30, 2022, the outstanding principal on the Flexion 2024 Notes was $8.6 million. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our Term Loan and our convertible notes, and any conversions of our Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
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
•the impact of the COVID-19 pandemic and global economic conditions, including the amounts and delays of suspended elective surgical procedures, clinical trials, longer lead-times for or the inability to secure a sufficient supply of materials;
•the timing of and extent to which the holders of our convertible senior notes elect to convert their notes and the timing of principal and interest payments on our Term Loan;
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 46

•the timing and impact of increases to the variable interest rate on our Term Loan borrowings in accordance with the terms of the Credit Agreement;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL, ZILRETTA and iovera°, including outside of the U.S.;
•the cost and timing of expanding and maintaining our manufacturing facilities, including the current EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and a ZILRETTA capital project at the Thermo Fisher site in Swindon, England;
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
•the impact of inflation on our product costs, operating expenses and business strategy;
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
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 47

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2022 by approximately $0.6 million.
The fair values of our Notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2022, the estimated fair value of the 2025 Notes was $1,038 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our Notes, which bear interest at a fixed rate. At June 30, 2022, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the Flexion 2024 Notes.
The Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and is scheduled to mature on December 7, 2026. Each term loan borrowing which is an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. At June 30, 2022, we had $365.6 million in outstanding borrowings under the Term Loan. A hypothetical 100 basis point increase in interest rates would have increased interest expense during the three and six months ended June 30, 2022 by approximately $0.9 million and $1.9 million, respectively.
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
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 48

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
In November 2021, we acquired Flexion (now Pacira Therapeutics, Inc., or Pacira Therapeutics). As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Pacira Therapeutics. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Assets acquired in the Flexion Acquisition (excluding goodwill, intangible assets, and their related deferred taxes which are included within the scope of the assessment) accounted for a minimal fraction of our total assets and ZILRETTA represented 16% of our total revenue as of and for each of the three and six months ended June 30, 2022.
Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 49

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. MINE SAFETY DISCLOSURES
 Not applicable.

Item 5. OTHER INFORMATION

Not applicable.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 50

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Amended and Restated 2014 Employee Stock Purchase Plan.(1)†

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 10, 2022.
Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	August 3, 2022	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	August 3, 2022	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q2 2022 Form 10-Q | Page 52