Form 10-Q
period 2022-09-30
Pacira BioSciences, Inc.
filed 2022-11-03
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 1, 2022, 45,882,088 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$109,424	$585,578
Short-term available-for-sale investments	219,301	70,831
Accounts receivable, net	93,471	96,318
Inventories, net	96,799	98,550
Prepaid expenses and other current assets	14,416	14,771
Total current assets	533,411	866,048
Noncurrent available-for-sale investments	17,394	—
Fixed assets, net	193,646	188,401
Right-of-use assets, net	69,662	76,410
Goodwill	157,361	145,175
Intangible assets, net	581,002	623,968
Deferred tax assets	155,531	153,364
Investments and other assets	26,358	21,987
Total assets	$1,734,365	$2,075,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,933	$10,543
Accrued expenses	76,357	127,555
Lease liabilities	8,364	7,891
Convertible senior notes, net	—	350,466
Current portion of long-term debt, net	33,872	24,234
Income taxes payable	—	429
Total current liabilities	131,526	521,118
Convertible senior notes, net	404,151	339,267
Long-term debt, net	309,848	335,263
Lease liabilities	65,401	71,727
Contingent consideration	34,204	57,598
Other liabilities	19,112	19,972
Total liabilities	964,242	1,344,945
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,864,319 and 44,734,308 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	46	45
Additional paid-in capital	909,396	942,091
Accumulated deficit	(138,649)	(211,895)
Accumulated other comprehensive (loss) income	(670)	167
Total stockholders’ equity	770,123	730,408
Total liabilities and stockholders’ equity	$1,734,365	$2,075,353
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Net product sales	$166,560	$126,791	$492,563	$380,392
Royalty revenue	906	931	2,305	1,822
Collaborative licensing and milestone revenue	—	—	—	125
Total revenues	167,466	127,722	494,868	382,339
Operating expenses:
Cost of goods sold	50,678	34,651	137,379	101,248
Research and development	19,405	11,578	67,292	40,031
Selling, general and administrative	61,283	47,856	190,546	147,191
Amortization of acquired intangible assets	14,322	1,967	42,966	5,900
Acquisition-related charges (gains) and other	489	237	(13,232)	2,256
Total operating expenses	146,177	96,289	424,951	296,626
Income from operations	21,289	31,433	69,917	85,713
Other (expense) income:
Interest income	1,234	177	1,757	816
Interest expense	(9,856)	(7,333)	(28,935)	(21,327)
Other, net	(10,598)	(46)	(11,369)	(2,600)
Total other expense, net	(19,220)	(7,202)	(38,547)	(23,111)
Income before income taxes	2,069	24,231	31,370	62,602
Income tax expense	(2,762)	(6,571)	(5,359)	(15,492)
Net (loss) income	$(693)	$17,660	$26,011	$47,110

Net (loss) income per share:
Basic net (loss) income per common share	$(0.02)	$0.40	$0.57	$1.07
Diluted net (loss) income per common share	$(0.02)	$0.39	$0.56	$1.03
Weighted average common shares outstanding:
Basic	45,831	44,476	45,400	44,151
Diluted	45,831	45,463	52,220	45,674

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(693)	$17,660	$26,011	$47,110
Other comprehensive (loss) income:
Net unrealized loss on investments, net of tax	(163)	(30)	(1,056)	(168)
Foreign currency translation adjustments	98	2	219	3
Total other comprehensive loss	(65)	(28)	(837)	(165)
Comprehensive (loss) income	$(758)	$17,632	$25,174	$46,945

See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at June 30, 2022	45,802	$46	$895,151	$(137,956)	$(605)	$756,636
Exercise of stock options	37	—	1,563	—	—	1,563
Vested restricted stock units	25	—	—	—	—	—
Stock-based compensation	—	—	12,682	—	—	12,682
Other comprehensive loss (Note 11)	—	—	—	—	(65)	(65)
Net loss	—	—	—	(693)	—	(693)
Balance at September 30, 2022	45,864	$46	$909,396	$(138,649)	$(670)	$770,123

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at June 30, 2021	44,437	$44	$911,368	$(224,425)	$181	$687,168
Exercise of stock options	74	1	3,017	—	—	3,018
Vested restricted stock units	12	—	—	—	—	—
Stock-based compensation	—	—	10,784	—	—	10,784
Other comprehensive loss (Note 11)	—	—	—	—	(28)	(28)
Net income	—	—	—	17,660	—	17,660
Balance at September 30, 2021	44,523	$45	$925,169	$(206,765)	$153	$718,602

See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2021	44,734	$45	$942,091	$(211,895)	$167	$730,408
Reclassification of the equity component of convertible senior notes to liabilities upon adoption of Accounting Standards Update 2020-06 (Note 2)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	667	1	23,497	—	—	23,498
Vested restricted stock units	324	—	—	—	—	—
Common stock issued under employee stock purchase plan	37	—	1,821	—	—	1,821
Stock-based compensation	—	—	35,415	—	—	35,415
Issuance of common stock upon conversion of 2022 convertible senior notes (Note 9)	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 11)	—	—	—	—	(837)	(837)
Net income	—	—	—	26,011	—	26,011
Balance at September 30, 2022	45,864	$46	$909,396	$(138,649)	$(670)	$770,123

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2020	43,637	$44	$873,201	$(253,875)	$318	$619,688
Exercise of stock options	553	1	19,038	—	—	19,039
Vested restricted stock units	302	—	—	—	—	—
Common stock issued under employee stock purchase plan	31	—	1,574	—	—	1,574
Stock-based compensation	—	—	31,356	—	—	31,356
Other comprehensive loss (Note 11)	—	—	—	—	(165)	(165)
Net income	—	—	—	47,110	—	47,110
Balance at September 30, 2021	44,523	$45	$925,169	$(206,765)	$153	$718,602

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$26,011	$47,110
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	2,895	12,953
Depreciation of fixed assets and amortization of intangible assets	61,095	15,478
Amortization of debt issuance costs	2,957	1,976
Amortization of debt discount	2,107	17,245
Loss (gain) on disposal of fixed assets	193	(10)
Stock-based compensation	35,415	31,356
Changes in contingent consideration	(23,394)	(2,147)
Impairment of investment	10,000	—
Loss on investment	184	2,641
Changes in operating assets and liabilities:
Accounts receivable, net	2,847	3,070
Inventories, net	1,751	(2,560)
Prepaid expenses and other assets	(568)	907
Accounts payable	4,681	(825)
Accrued expenses and income taxes payable	(23,560)	(17,034)
Other liabilities	623	(1,996)
Payment of contingent consideration	—	(5,662)
Net cash provided by operating activities	103,237	102,502
Investing activities:
Purchases of fixed assets	(24,584)	(36,700)
Purchases of available-for-sale investments	(319,426)	(513,492)
Sales of available-for-sale investments	152,636	470,614
Payment of contingent consideration	(32,000)	—
Purchases of equity and debt investments	(13,000)	(17,187)
Sale of equity investment	—	9,057
Net cash used in investing activities	(236,374)	(87,708)
Financing activities:
Proceeds from exercises of stock options	23,482	19,049
Proceeds from shares issued under employee stock purchase plan	1,820	1,574
Repayment of 2022 convertible senior notes	(156,960)	—
Repayment of 2024 convertible senior notes	(192,609)	—
Repayment of Term loan B facility maturing December 2026	(18,750)	—
Payment of contingent consideration to MyoScience, Inc. securityholders	—	(1,338)
Net cash (used in) provided by financing activities	(343,017)	19,285
Net (decrease) increase in cash and cash equivalents	(476,154)	34,079
Cash and cash equivalents, beginning of period	585,578	99,957
Cash and cash equivalents, end of period	$109,424	$134,036
Supplemental cash flow information:
Cash paid for interest	$23,620	$5,096
Cash paid for income taxes, net of refunds	$4,216	$2,259
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2022 convertible senior notes	$3,040	$—
Fixed assets included in accounts payable and accrued liabilities	$5,486	$4,719
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 9

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. The Company is also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K. in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion, and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. For more information, see Note 4, Flexion Acquisition. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves.
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
The condensed consolidated financial statements at September 30, 2022, and for the three and nine-month periods ended September 30, 2022 and 2021, are unaudited, but include all adjustments (consisting of only normal recurring adjustments)
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 10

which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2021 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
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
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Largest wholesaler	31%	31%	31%	31%
Second largest wholesaler	22%	28%	23%	28%
Third largest wholesaler	22%	26%	22%	26%
Total	75%	85%	76%	85%
The percentage of revenues from the Company’s three largest wholesalers have shifted in the current year with the addition of ZILRETTA sales, which began in November 2021 following the completion of the Flexion Acquisition (as defined below).
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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 11

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
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users, namely hospitals, ambulatory surgery centers and healthcare provider offices. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. The Company primarily sells ZILRETTA to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as GPOs. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL and ZILRETTA revenues are recorded at the time the products are transferred to the customer.
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
Accounts Receivable
The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers, specialty distributors, specialty pharmacy and doctors. Payment terms generally range from zero to 97 days from the date of the transaction, and accordingly, there is no significant financing component.
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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 12

Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product sales:
EXPAREL	$132,642	$121,926	$398,854	$366,663
ZILRETTA	26,494	—	77,546	—
iovera°	4,467	4,182	10,694	11,264
Bupivacaine liposome injectable suspension	2,957	683	5,469	2,465
Total net product sales	$166,560	$126,791	$492,563	$380,392

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
The total consideration for the Flexion Acquisition was approximately $578.8 million consisting of: (i) $448.5 million of cash paid to former Flexion stockholders and to settle restricted stock units and in-the-money stock options; (ii) an $85.1 million cash payment to repay Flexion debt that was not assumed by the Company and (iii) $45.2 million of estimated contingent consideration related to contingent value rights, or CVRs, that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. The consideration is subject to adjustments based on the achievement of certain potential milestone payments. Up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved. No contingent consideration milestones were achieved in the nine months ended September 30, 2022. See Note 10, Financial Instruments, for information regarding the methodology and key assumptions used in the fair value measurements of contingent consideration and for more information regarding the changes in fair value.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 13

The Company is finalizing its valuation of certain tax accounts, and anticipates finalizing the purchase price allocation as the information necessary to complete the analyses is obtained, but no later than one year after the acquisition date. The following table sets forth the preliminary allocation of the Flexion Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

	Amounts Recognized at the Acquisition Date (as previously reported) (a)	Measurement Period Adjustments (b)	Amounts Recognized at the Acquisition Date (as adjusted)
ASSETS ACQUIRED
Cash and cash equivalents	$113,562	$—	$113,562
Short-term available-for-sale investments	11,153	—	11,153
Accounts receivable	32,838	—	32,838
Inventories	29,667	—	29,667
Prepaid expenses and other assets	4,852	—	4,852
Fixed assets	23,307	—	23,307
Deferred tax assets	58,015	(10,970)	47,045
Right-of-use assets	6,585	—	6,585
Identifiable intangible assets	480,000	—	480,000
In-process research and development (IPR&D)	61,000	—	61,000
Total assets	$820,979	$(10,970)	$810,009
LIABILITIES ASSUMED
Accounts payable	$9,794	$—	$9,794
Accrued expenses	22,746	1,216	23,962
Deferred revenue	10,000	—	10,000
Lease liabilities	6,585	—	6,585
Other liabilities	1,187	—	1,187
Long-term debt	201,450	—	201,450
Total liabilities	251,762	1,216	252,978
Total identifiable net assets acquired	569,217	(12,186)	557,031
Goodwill	9,628	12,186	21,814
Total consideration transferred	$578,845	$—	$578,845
(a) As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
(b) Represents the finalization of a tax study and pre-acquisition expenses that were paid by the Company in 2022, partially offset by the release of estimated reserves.
Unaudited Pro Forma Summary of Operations

The following table shows the unaudited pro forma summary of operations for the three and nine-month periods ended September 30, 2021, as if the Flexion Acquisition had occurred on January 1, 2020. This pro forma information does not purport to represent what the Company’s actual results would have been if the Flexion Acquisition had occurred as of January 1, 2020, and is not indicative of what such results would be expected for any future period (in thousands, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Total revenues	$149,048	$456,429
Net loss	$(10,763)	$(31,250)
Pro forma basic and diluted net loss per share	$(0.24)	$(0.71)

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 14

The unaudited pro forma financial information was prepared using the acquisition method of accounting and was based on the historical financial information of the Company and Flexion. The summary pro forma financial information primarily reflects the following pro forma adjustments:
•Recognition of the income tax benefit resulting from decreasing Flexion’s existing valuation allowance on deferred tax assets for the three and nine months ended September 30, 2021;
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
In addition, all of the above adjustments were adjusted for the applicable tax impact.
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$35,602	$36,337
Work-in-process	35,026	35,182
Finished goods	26,171	27,031
Total	$96,799	$98,550
NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Machinery and equipment	$118,233	$117,264
Leasehold improvements	61,302	59,740
Computer equipment and software	14,449	13,197
Office furniture and equipment	2,420	2,883
Construction in progress	98,770	80,557
Total	295,174	273,641
Less: accumulated depreciation	(101,528)	(85,240)
Fixed assets, net	$193,646	$188,401
For the three months ended September 30, 2022 and 2021, depreciation expense was $5.8 million and $3.8 million, respectively. For the three months ended September 30, 2022 and 2021, there was $1.1 million and $0.9 million of capitalized interest on the construction of manufacturing sites, respectively.
For the nine months ended September 30, 2022 and 2021, depreciation expense was $18.0 million and $9.6 million, respectively. For the nine months ended September 30, 2022 and 2021, there was $2.9 million and $3.0 million of capitalized interest on the construction of manufacturing sites, respectively.
At September 30, 2022 and December 31, 2021, total fixed assets, net includes leasehold improvements and manufacturing process equipment located in Europe in the amount of $57.4 million and $65.4 million, respectively.
As of September 30, 2022 and December 31, 2021, the Company had asset retirement obligations of $3.1 million and $2.4 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheet, for costs associated with returning leased spaces to their original condition upon the termination of certain lease agreements.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 15

NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° manufacturing facility in San Diego, California. These leases have remaining terms up to 7.9 years, some of which provide renewal options at the then-current market value. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, England for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees has been allocated to the lease components based on a relative fair value basis. During the three months ended September 30, 2022, the Company entered into a partial sublease for the former Flexion research and development laboratory in Woburn, Massachusetts which resulted in a $0.4 million ROU asset reclassified to a fixed asset.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed lease costs	$3,440	$2,919	$10,509	$8,762
Variable lease costs	540	416	1,520	1,318
Sublease income	(169)	—	(169)	—
Lease expense, net of sublease income	$3,811	$3,335	$11,860	$10,080
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for operating lease liabilities, net of lease incentive	$9,922	$9,868
ROU assets recorded in exchange for lease obligations	$—	$212
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease term and the weighted average discount rate are summarized as follows:

	September 30,
	2022	2021
Weighted average remaining lease term	7.11 years	8.46 years
Weighted average discount rate	6.95%	6.88%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2022 (remaining three months)	$3,261
2023	13,304
2024	13,435
2025	12,575
2026	12,310
Thereafter	39,423
Total future lease payments	94,308
Less: imputed interest	(20,543)
Total operating lease liabilities	$73,765
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 16

As of September 30, 2022, the Company has entered into one lease agreement not included above as the Company has not yet taken possession of the property. When the lease commences, the future lease obligations will be as follows (in thousands):

Year	Aggregate Minimum Payments Due
2022 (remaining three months)	$81
2023	492
2024	493
2025	503
2026	505
Thereafter	443
Total future lease payments	$2,517
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc) in March 2007 (the “Skyepharma Acquisition”), MyoScience, Inc., or MyoScience, (the “MyoScience Acquisition”) in April 2019 and the Flexion Acquisition in November 2021. The balances at September 30, 2022 and December 31, 2021 were $157.4 million and $145.2 million, respectively. The increase was due to measurement period adjustments associated with the Flexion Acquisition. See Note 4, Flexion Acquisition, for more information.
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
Intangible Assets
Intangible assets, net, consist of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

September 30, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(70,057)	$519,943	10 years, 5 months
Customer relationships	90	(31)	59	10 years
Total finite-lived intangible assets, net	590,090	(70,088)	520,002
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(70,088)	$581,002

December 31, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(27,097)	$562,903	10 years, 5 months
Customer relationships	90	(25)	65	10 years
Total finite-lived intangible assets, net	590,090	(27,122)	562,968
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(27,122)	$623,968
Amortization expense on intangible assets for the three and nine months ended September 30, 2022 was $14.3 million and $43.0 million, respectively. Amortization expense on intangible assets for the three and nine months ended September 30, 2021 was $2.0 million and $5.9 million, respectively. The increase in amortization expense in the current year is a result of the amortization of ZILRETTA for osteoarthritis knee pain acquired as part of the Flexion Acquisition in November 2021.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 17

Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $14.3 million for the remaining three months of 2022, $57.3 million from 2023 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
The Company reviews its long-lived assets for impairment whenever an event or change in circumstances arise that indicate the carrying amount of an asset group is at risk of not being recoverable. During the three months ended June 30, 2022, a triggering event was identified for the ZILRETTA asset group due to a reduction in the near-term projected cash flows from the ZILRETTA product. The Company completed an impairment assessment through a recoverability test at June 30, 2022 by comparing the net carrying value of ZILRETTA asset group against the undiscounted net cash flows expected to be generated from ZILRETTA. It was determined that the ZILRETTA asset group was recoverable and not impaired.
NOTE 9—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2022	2021
Term loan B facility maturing December 2026	$343,719	$359,497
0.750% Convertible senior notes due August 2025	395,510	330,627
3.375% Convertible senior notes due May 2024	8,641	201,249
2.375% Convertible senior notes due April 2022 (1)	—	157,857
Total	$747,870	$1,049,230
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
The total debt composition of the Term Loan is as follows (in thousands):

	September 30,	December 31,
	2022	2021
Term Loan maturing December 2026	$356,250	$375,000
Deferred financing costs	(3,578)	(4,443)
Discount on debt	(8,953)	(11,060)
Total debt, net of debt discount and deferred financing costs	$343,719	$359,497
The Term Loan matures on December 7, 2026 and requires quarterly repayments of principal in the amount of $9.4 million commencing June 30, 2022, increasing to $14.1 million commencing December 31, 2025, with a remaining balloon payment of approximately $188.0 million due at maturity. During 2022, the Company is required to make three quarterly payments totaling $28.1 million. The Company is also required to make mandatory prepayments of principal from (i) the Company’s excess cash flow (as defined in the Credit Agreement) existing in any fiscal year and if the Senior Secured Leverage Ratio (as defined in the Credit Agreement) for such fiscal year exceeds certain predetermined limits (ii) net proceeds (as defined in the Credit Agreement) of non-ordinary course assets sales and casualty events and (iii) debt issuance proceeds (other than permitted debt under the Credit Agreement). Prepayment penalties for the Term Loan are 2% in the first loan year plus an interest make-whole payment, 2% in the second loan year, 1% in the third loan year and nothing thereafter. Prepayment penalties generally do not apply to mandatory prepayment obligations under the Credit Agreement, such as prepayments due in connection with excess cash flow. During the nine months ended September 30, 2022, the Company made scheduled principal payments of $18.8 million in the aggregate.
The Term Loan requires the Company to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Term Loan also contains customary affirmative and negative covenants, financial covenants, representations and warranties,
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 18

events of default and other provisions. As of September 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
The Company may elect to borrow either term benchmark borrowings or alternate base rate borrowings. Term benchmark borrowings bear interest at a variable rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Credit Agreement) (subject to a 75 basis points floor) plus an applicable margin of 700 basis points. Alternate base rate borrowings bear interest at a variable rate per annum determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (ii) the NYFRB Rate (as defined in the Credit Agreement) plus 50 basis points or (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 100 basis points, subject to certain exceptions, plus an applicable margin of 600 basis points. As of September 30, 2022, borrowings under the Term Loan consisted entirely of term benchmark borrowings at a rate of 9.21%.
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
The total debt composition of the 2025 Notes is as follows (in thousands):

	September 30,	December 31,
	2022	2021
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(6,990)	(7,155)
Discount on debt	—	(64,718)
Total debt, net of debt discount and deferred financing costs	$395,510	$330,627
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
Holders may convert the 2025 Notes at any time prior to February 3, 2025, only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2022, this condition for conversion was not met.
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
As of September 30, 2022, the 2025 Notes had a market price of $993 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
Prior to August 1, 2023, the Company may not redeem the 2025 Notes. On or after August 1, 2023 (but, in the case of a redemption of less than all of the outstanding 2025 Notes, no later than the 40th scheduled trading day immediately before the
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 19

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
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at September 30, 2022 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At September 30, 2022, the remaining principal outstanding is $8.6 million.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 20

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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$9,343	$1,704	$26,724	$5,122
Amortization of debt issuance costs	903	666	2,956	1,976
Amortization of debt discount	695	5,844	2,107	17,245
Capitalized interest and other (Note 6)	(1,085)	(881)	(2,852)	(3,016)
Total	$9,856	$7,333	$28,935	$21,327

Effective interest rate on total debt	5.42%	6.70%	5.66%	6.70%
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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 21

The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amounts of convertible notes receivable without readily determinable fair values have not been adjusted for either an impairment or upward or downward adjustments based on observable transactions, whereas an equity investment was fully impaired during the three months ended September 30, 2022.
At September 30, 2022, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$5,224	$—	$—	$5,224
Financial Liabilities:
Acquisition-related contingent consideration	$34,204	$—	$—	$34,204

Financial Liabilities Measured at Amortized Cost:
Term loan facility due December 2026	$343,719	$—	$343,781	$—
0.750% convertible senior notes due 2025 (1)	$395,510	$—	$399,481	$—
3.375% convertible senior notes due 2024 (2)	$8,641	$—	$8,649	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $53.19 per share at September 30, 2022 compared to a conversion price of $71.78 per share. Therefore, at September 30, 2022, the conversion price was above the stock price. The maximum conversion premium that could have been due on the 2025 Notes is 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
(2) Relates to the Flexion 2024 Notes. For more information, See Note 9, Debt.
Equity and Convertible Note Investments
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2020	$12,802	$—	$12,802
Purchases	12,967	4,220	17,187
Divestiture of investment	(11,642)	—	(11,642)
Foreign currency adjustments	—	(88)	(88)
Balance at December 31, 2021	$14,127	$4,132	$18,259
Purchases	11,750	1,250	13,000
Impairment	(10,000)	—	(10,000)
Foreign currency adjustments	—	(158)	(158)
Balance at September 30, 2022	$15,877	$5,224	$21,101
During the three and nine months ended September 30, 2022, an impairment of an equity investment of $10.0 million was recorded within other, net in the condensed consolidated statements of operations.
During the nine months ended September 30, 2021, the Company sold an equity investment for net cash proceeds of $9.1 million and recognized a realized loss of $2.6 million, which was recorded in other, net in the condensed consolidated statements of operations. The fair value of the divested equity investment was based on a Level 1 input.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 22

Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $34.2 million and $57.6 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to CVRs that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $425.5 million if certain regulatory and commercial milestones are met. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represented the Company’s potential achievement of meeting the regulatory and commercial milestones. For the period from the date of the Flexion Acquisition through December 31, 2021, the Company recorded an additional $1.2 million liability. During the three and nine months ended September 30, 2022, the Company recorded gains of $0.5 million and $13.8 million, respectively, primarily due to adjustments to near-term forecasts for the earnout period of the contingent consideration. These adjustments were recorded as acquisition-related gains in the condensed consolidated statements of operations. At September 30, 2022, the weighted average discount rate was 14.4% and the probability of success for the remaining regulatory milestone was 20.0%. As of September 30, 2022 and December 31, 2021, a contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $32.6 million and $46.4 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of September 30, 2022, the maximum potential remaining milestone payments to be paid are $43.0 million. The Company recognized contingent consideration gains of $0.5 million and $9.6 million during the three and nine months ended September 30, 2022, respectively, due to the reduced probability of meeting the contingent consideration milestones by December 31, 2023, the expiration date for achieving the milestones. The Company recognized contingent consideration gains of $1.2 million and $2.1 million during the three and nine months ended September 30, 2021, respectively. At September 30, 2022, the weighted average discount rate was 12.8% and the probability of success for the regulatory milestone that has not yet been met was reduced to zero. As of September 30, 2022 and December 31, 2021, a contingent consideration liability related to the MyoScience Acquisition has been recognized in the amounts of $1.6 million and $11.2 million, respectively.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of September 30, 2022	MyoScience Ranges Utilized as of September 30, 2022
Discount rates	13.98% to 14.77%	12.25% to 13.28%
Probabilities of payment for regulatory milestones	0% to 20%	0%
Projected years of payment for regulatory and commercial milestones	2027 to 2030	2023
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2021	$57,598
Fair value adjustments and accretion	(23,394)
Balance at September 30, 2022	$34,204
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 23

Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of federal agency bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At September 30, 2022 and December 31, 2021, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s short-term and noncurrent available-for-sale investments at September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$22,298	$—	$(127)	$22,171
Commercial paper	169,736	—	(903)	168,833
Corporate bonds	2,000	—	—	2,000
U.S. federal agency bonds	24,474	—	(160)	24,314
U.S. government bonds	2,006	—	(23)	1,983
Subtotal	220,514	—	(1,213)	219,301
Noncurrent:
U.S. federal agency bonds	17,496	—	(102)	17,394
Total	$238,010	$—	$(1,315)	$236,695

December 31, 2021 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$3,182	$—	$—	$3,182
Commercial paper	57,533	80	(2)	57,611
Corporate bonds	9,936	102	—	10,038
Total	$70,651	$182	$(2)	$70,831
At September 30, 2022, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At September 30, 2022 and December 31, 2021, the interest receivable recognized in prepaid expenses and other current assets was $0.4 million and $0.1 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of September 30, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 33%, 18% and 18%. At December 31, 2021, four wholesalers each accounted for over 10% of the Company’s accounts receivable, at 30%, 20%, 17% and 11%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 24

Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of September 30, 2022 and December 31, 2021, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
NOTE 11—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive (Loss) Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive (loss) income for the periods presented (in thousands):

	Net Unrealized (Loss) Gain From Available For Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$139	$28	$167
Net unrealized loss on investments, net of tax (1)	(1,056)	—	(1,056)
Foreign currency translation adjustments	—	219	219
Balance at September 30, 2022	$(917)	$247	$(670)

	Net Unrealized (Loss) Gain From Available For Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2020	$319	$(1)	$318
Net unrealized loss on investments, net of tax (1)	(168)	—	(168)
Foreign currency translation adjustments	—	3	3
Balance at September 30, 2021	$151	$2	$153
(1) Net of a $0.3 million and $0.1 million tax benefit for the nine months ended September 30, 2022 and 2021, respectively.
NOTE 12—STOCK PLANS
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of goods sold	$1,599	$1,512	$4,429	$4,429
Research and development	1,783	1,156	4,761	3,591
Selling, general and administrative	9,300	8,116	26,225	23,336
Total	$12,682	$10,784	$35,415	$31,356

Stock-based compensation from:
Stock options	$6,711	$6,458	$20,038	$19,507
Restricted stock units	5,758	4,126	14,588	11,164
Employee stock purchase plan	213	200	789	685
Total	$12,682	$10,784	$35,415	$31,356
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 25

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2022:

Stock Options	Number of Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2021	6,050,540	$49.32
Granted	1,034,230	60.16
Exercised	(667,940)	35.18
Forfeited	(88,766)	54.38
Expired	(24,447)	78.76
Outstanding at September 30, 2022	6,303,617	52.41

Restricted Stock Units	Number of Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2021	955,277	$52.85
Granted	598,699	60.43
Vested	(323,821)	50.17
Forfeited	(68,000)	55.04
Unvested at September 30, 2022	1,162,155	57.38
The weighted average fair value of stock options granted during the nine months ended September 30, 2022 was $25.66 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Nine Months Ended September 30, 2022
Expected dividend yield	None
Risk-free interest rate	2.84%
Expected volatility	45.14%
Expected term of options	4.92 years
Employee Stock Purchase Plan
In June 2022, the Company’s stockholders approved the Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. The ESPP was amended to increase the number of shares of common stock that may be sold under the ESPP by an additional 500,000 shares.
The ESPP features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is less. During the nine months ended September 30, 2022, 36,729 shares were purchased and issued through the ESPP.

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 26

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
Potential common shares are excluded from the diluted net income (loss) per share computation to the extent they would be antidilutive. As the Company reported a net loss for the three months ended September 30, 2022, no potentially dilutive securities have been included in the computation of diluted net loss per share for that period.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income—basic	$(693)	$17,660	$26,011	$47,110
ASU 2020-06 convertible notes if-converted method adjustment	—	—	3,112	—
Adjusted net (loss) income—diluted	(693)	17,660	29,123	47,110
Denominator:
Weighted average common shares outstanding—basic	45,831	44,476	45,400	44,151
Computation of diluted securities:
ASU 2020-06 convertible notes if-converted method adjustment	—	—	5,608	—
Dilutive effect of stock options	—	827	937	1,132
Dilutive effect of RSUs	—	160	272	337
Dilutive effect of conversion premium on the 2022 Notes	—	—	—	51
Dilutive effect of ESPP purchase options	—	—	3	3
Weighted average common shares outstanding—diluted	45,831	45,463	52,220	45,674
Net (loss) income per share:
Basic net (loss) income per common share	$(0.02)	$0.40	$0.57	$1.07
Diluted net (loss) income per common share	$(0.02)	$0.39	$0.56	$1.03
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 27

The following table summarizes the outstanding stock options, RSUs and convertible senior notes that were excluded from the diluted net (loss) income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of stock options	6,344	2,707	2,439	1,895
Convertible senior notes	5,608	—	797	—
Weighted average number of RSUs	1,180	369	277	132
Weighted average ESPP purchase options	—	26	—	9
Total	13,132	3,102	3,513	2,036

NOTE 14—INCOME TAXES
Income before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income before income taxes:
Domestic	$9,230	$25,167	$39,610	$66,962
Foreign	(7,161)	(936)	(8,240)	(4,360)
Total income before income taxes	$2,069	$24,231	$31,370	$62,602

Income tax expense	$2,762	$6,571	$5,359	$15,492
Effective tax rate	133%	27%	17%	25%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The Company’s effective tax rates for the three months ended September 30, 2022 and September 30, 2021 include non-deductible executive compensation and valuation allowances recorded against non-U.S. results and deductible capital losses. The three months ended September 30, 2022 also includes benefits for a first quarter Skyepharma milestone payment and a fair value adjustment for Flexion contingent consideration.
The Company’s effective tax rates for the nine months ended September 30, 2022 and September 30, 2021 include non-deductible executive compensation costs and valuation allowances recorded against non-U.S. results and deductible capital losses, offset by benefits related to stock based compensation. The nine months ended September 30, 2022 also include benefits for a first quarter Skyepharma milestone payment and a fair value adjustment for Flexion contingent consideration.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 28

NOTE 15—ACQUISITION–RELATED CHARGES (GAINS) AND OTHER
Acquisition-related charges (gains) and other for the three and nine months ended September 30, 2022 and 2021 summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Severance-related expenses	$194	$445	$4,259	$445
Acquisition-related fees	905	951	4,918	958
Other acquisition expenses	433	—	985	—
Total acquisition-related charges	1,532	1,396	10,162	1,403
Flexion contingent consideration	(520)	—	(13,837)	—
MyoScience contingent consideration	(523)	(1,159)	(9,557)	(2,147)
Nuance Biotech Co. Ltd. agreement dissolution costs	—	—	—	3,000
Total acquisition-related charges (gains) and other	$489	$237	$(13,232)	$2,256
Flexion Acquisition
The Company recognized acquisition-related costs of $1.5 million and $10.2 million during the three and nine months ended September 30, 2022, respectively, primarily for severance, legal fees, third-party services and other one-time charges related to the Flexion Acquisition. The Company recognized acquisition-related costs of $1.0 million during the three and nine months ended September 30, 2021 primarily related to legal fees. See Note 4, Flexion Acquisition, for more information.
On November 19, 2021, as part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represents the Company’s potential achievement of meeting regulatory and sales-based milestones. During the three and nine months ended September 30, 2022, the Company recorded $0.5 million and $13.8 million gains, respectively, due to a decrease to the fair value of its contingent consideration. See Note 10, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
MyoScience Acquisition
The Company recognized $0.5 million and $9.6 million contingent consideration gains during the three and nine months ended September 30, 2022, respectively. The Company recognized $1.2 million and $2.1 million contingent consideration gains during the three and nine months ended September 30, 2021, respectively. See Note 10, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
The Company recognized acquisition-related costs of $0.4 million during the three and nine months ended September 30, 2021 primarily related to one-time termination benefits fees.
Nuance Biotech Co. Ltd.
In June 2018, the Company entered an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, the Company had granted Nuance the exclusive rights to develop and commercialize EXPAREL. In April 2021, the Company and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards the Company’s intellectual property against the risk of a generic product, which resulted in dissolution costs of $3.0 million for the nine months ended September 30, 2021.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 29

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
These litigations are in their early stages, and the Company is unable to predict the outcome of this action at this time.
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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 30

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
Hong Kong Pharma Tainuo Ltd.
Prior to the Flexion Acquisition, in March 2020, Flexion entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd., or Jiangsu Tainuo, a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, HK Tainuo paid Flexion an upfront payment of $10.0 million during the year ended December 31, 2020 which was recorded in other liabilities as of December 31, 2021. The Company was also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments under the exclusive license agreement. HK Tainuo was responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China. The Company was solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, were to be covered by a separate supply agreement, which had not yet been finalized as of June 30, 2022. Unless terminated earlier in accordance with its terms, the license agreement was scheduled to continue in effect in perpetuity or as long as HK Tainuo or Jiangsu Tainuo continued to sell ZILRETTA in Greater China.
In July 2022, the Company submitted a letter to HK Tainuo associated with this license agreement seeking a mutual decision to end the licensing agreement. As of September 30, 2022, $10.0 million was recognized as part of acquisition accounting within other liabilities in the condensed consolidated balance sheet related to this matter.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 31

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

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 32

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In the European Union, or E.U., and the United Kingdom, or U.K., EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults. Since its initial approval in 2011, more than 11 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc. (“Flexion”) in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and the iovera° system are highly complementary products as long-acting, non-opioid therapies that alleviate pain.

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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 33

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

Recent Highlights
•The U.S. Patent and Trademark Office, or USPTO, issued Patent No. 11,452,691 in October 2022, which is a chemical composition patent and was submitted in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). With this patent, there are eight EXPAREL patents listed in the Orange Book, each with an expiration date of January 22, 2041. We also received a Notice of Allowance from the USPTO for a U.S. Patent Application that is a product by process patent for EXPAREL. After issuance, we will submit this patent for listing in the Orange Book.
•In September 2022, we announced positive topline results from two Phase 3 registration studies of EXPAREL as a single-dose nerve block for postsurgical regional analgesia in lower extremity surgeries. The first study, which evaluated EXPAREL as a femoral nerve block in the adductor canal in patients undergoing total knee arthroplasty, or TKA, achieved the primary endpoint demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.01). EXPAREL also achieved a statistically significant reduction in postsurgical opioid consumption through 96 hours (p<0.01) compared with bupivacaine HCl, a key secondary endpoint. The second study, which evaluated EXPAREL as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, achieved the primary endpoint by demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.00001). EXPAREL also achieved statistically significant reductions in postsurgical opioid consumption (p<0.00001) and percentage of opioid-free subjects (p<0.001) through 96 hours compared with bupivacaine HCl, which were key secondary endpoints. EXPAREL was well tolerated with a safety profile consistent with bupivacaine HCl. With these positive results, we plan to submit an sNDA to the FDA early next year seeking expansion of the EXPAREL label to include femoral nerve block in the adductor canal.
•    In September 2022, we announced that the EMA’s Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending marketing authorization for an expanded indication of EXPAREL to include use in children aged 6 years and older as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds. We expect a decision from the European Commission, or EC, on the expanded indication in November 2022. The positive opinion was based on the results of the Phase 3 PLAY study of EXPAREL infiltration in pediatric patients undergoing spinal or cardiac surgeries. Overall findings were consistent with the pharmacokinetic and safety profiles for adult patients with no safety concerns identified at a dose of 4 mg/kg. The EC decision will be applicable to all 27 E.U. member states plus Iceland, Norway and Liechtenstein. The data is still under review in the U.K. EXPAREL was initially approved by the EC and in the U.K. in November 2020 as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults.

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

EXPAREL Label and Global Expansion

•Lower extremity nerve block. We have completed two Phase 3 registration studies of EXPAREL as a nerve block in lower extremity surgeries. In September 2022, we announced positive topline results from two Phase 3 registration studies of EXPAREL as a single-dose nerve block for postsurgical regional analgesia in lower extremity surgeries. The first study, which evaluated EXPAREL as a femoral nerve block in the adductor canal in patients undergoing TKA
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 34

achieved the primary endpoint demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.01). EXPAREL also achieved a statistically significant reduction in postsurgical opioid consumption through 96 hours (p<0.01) compared with bupivacaine HCl, a key secondary endpoint. The second study, which evaluated EXPAREL as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, achieved the primary endpoint by demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.00001). EXPAREL also achieved statistically significant reductions in postsurgical opioid consumption (p<0.00001) and percentage of opioid-free subjects (p<0.001) through 96 hours compared with bupivacaine HCl, which were key secondary endpoints. EXPAREL was well tolerated with a safety profile consistent with bupivacaine HCl. With these positive results, we plan to submit an sNDA to the FDA early next year seeking expansion of the EXPAREL label to include femoral nerve block in the adductor canal.

•Pediatrics. We are working with the FDA to finalize our studies to support expansion of the EXPAREL single-dose infiltration label to include patients under six years of age. We have met with the FDA to discuss appropriate studies of EXPAREL in pediatric patients aged 0 to less than 6 years of age. We expect that these studies, if successful, will be the basis for an sNDA seeking expansion of the EXPAREL label to include this patient population for single-dose infiltration. We are also discussing our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. We are working with both the FDA and the EMA with the goal of harmonizing our pediatric clinical studies between the two regions.

•Stellate ganglion block. Planning is underway for a multicenter registration study of EXPAREL as a stellate ganglion block for treating refractory cardiac ventricular dysrhythmias and for use to prevent postoperative atrial fibrillation after open heart surgery. We are working with a steering committee of Key Opinion Leaders in regional anesthesia and stellate ganglion blocks to help finalize study design. After we meet with the FDA to align on our regulatory strategy for expanding the EXPAREL label to include stellate ganglion block, we expect to proceed with a registration trial. We believe a stellate ganglion block utilizing EXPAREL will last for several days and address a significant unmet need in patients with ventricular and atrial dysrhythmias.

•Global expansion. We have prioritized the European and Latin American markets for global expansion. In Europe, we were granted marketing authorization by the EC in November 2020 for EXPAREL as a brachial plexus block or femoral nerve block for treatment of post-operating pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and in September 2022, we received a positive opinion recommending an expanded indication to include children aged 6 years or older as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds. We launched EXPAREL in the U.K. and targeted E.U. countries in the fourth quarter of 2021. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

ZILRETTA

ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter. We market ZILRETTA through our ZILRETTA and iovera° sales force of approximately 50 Treatment Solutions Managers who are providing clinicians with two complementary and standalone non-opioid solutions for managing OA pain. ZILRETTA is the first and only extended-release, intra-articular therapy for OA knee pain. ZILRETTA employs a proprietary microsphere technology combining triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid, with a poly lactic-co-glycolic acid, or PLGA, matrix to provide extended pain relief. PLGA is a proven extended-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the intra-articular space and is used in other approved drug products and surgical devices. The ZILRETTA microspheres slowly and continuously release triamcinolone acetonide into the knee to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks.

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

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 35

ZILRETTA Clinical Benefits

ZILRETTA combines a commonly administered steroid, TA, with PLGA, delivering a 32 milligram dose of TA to provide extended therapeutic concentrations in the joint and persistent analgesic effect.

Based on the strength of its pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. in need of safe and effective extended relief from OA knee pain. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA significantly reduced OA knee pain for 12 weeks, with some people experiencing pain relief through Week 16. Both the magnitude and duration of pain relief provided by ZILRETTA in clinical trials were clinically meaningful with the magnitude of pain relief among the largest seen to date in OA clinical trials. The overall frequency of treatment-related adverse events in these trials was similar to those observed with placebo, and no drug-related serious adverse events were reported. We believe that ZILRETTA holds the potential to become the corticosteroid of choice given its safety and efficacy profile, and the fact that it is the first and only extended-release corticosteroid on the market. In September 2021, the American Association of Orthopaedic Surgeons, or AAOS, updated its evidence-based clinical practice guidelines, finding ZILRETTA can improve patient outcomes over traditional immediate-release corticosteroids.

iovera°
The iovera° system is an FDA-approved, non-opioid handheld cryoanalgesia device used to produce precise, controlled doses of cold temperature to targeted nerves. It has been FDA 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. We believe the iovera° system is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days.

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

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 36

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

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 37

Clinical Development Programs

PCRX-201 (Formerly FX-201)

PCRX-201 was added to our portfolio as part of the Flexion Acquisition. PCRX-201 is a gene therapy product candidate designed to provide “on demand” production of an anti-inflammatory protein, interleukin-1 receptor antagonist (IL-1Ra) whenever inflammation is detected in the joint. Based upon very compelling initial Phase 1 efficacy and safety data for PCRX-201, we are working with investigators and plan to request an FDA meeting to discuss the regulatory pathway forward for OA of the knee—a very important and exciting addition to our durable non-opioid pain management pipeline.

PCRX-301 (Formerly FX-301)

PCRX-301 is a locally administered NaV1.7 inhibitor, known as funapide, formulated for extended release in a thermosensitive hydrogel. The initial development of PCRX-301 was intended to support administration as a peripheral analgesic lower extremity nerve block for management of post-operative pain. In September 2022, based on the results of a completed phase 1 study, we decided to discontinue further development of PCRX-301 due to a lack of clinical efficacy when compared to placebo and issues with the hydrogel formulation.

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

External Innovation

In parallel to our internal clinical programs, our business development team continues to pursue innovative acquisition targets that are complementary to EXPAREL, ZILRETTA and iovera° and that we believe are of great interest to the surgical and anesthesia audiences we are already calling on today. We are using a combination of strategic investments, in-licensing and acquisition transactions to build out a pipeline of innovation to improve patients’ journeys along the neural pain pathway. Select strategic investments we have made to support promising early stage platforms are summarized below:

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
Carthronix, Inc.	Phase 1-Ready	CX-011, an intra-articular injection designed to slow joint degeneration by mediating IL-6 cytokines	Knee OA
Genascence Corporation	Phase 2-Ready	AAV vector-based gene therapy targeting Interleukin 1 Receptor Antagonist (IL-1Ra)	Knee OA
GeneQuine Biotherapeutics GmbH	Preclinical	Helper-dependent adenoviral vectors (HDAd) that enter joint cells to confer multi-year gene expression	OA and other musculoskeletal disorders
Spine BioPharma, LLC	Phase 3	SB01 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 38

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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 39

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

We have launched development plans for a second training facility in Houston, Texas. This 19,000 square-foot state-of-the-art facility will feature an adaptive lecture hall, broadcast studio and lab space for cadaver and other interactive workshops. These training centers are core to developing both our physician champions and community-based clinicians who want to stay on the forefront of opioid-sparing pain management. We expect to complete this facility before the end of 2022 which would immediately double our capacity and ability to host programs for EXPAREL, ZILRETTA and iovera°.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenues
Net product sales consist of (i) EXPAREL in the U.S., the E.U., and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Net product sales:
EXPAREL	$132,642	$121,926	9%	$398,854	$366,663	9%
ZILRETTA (1)	26,494	—	N/A	77,546	—	N/A
iovera°	4,467	4,182	7%	10,694	11,264	(5)%
Bupivacaine liposome injectable suspension	2,957	683	100%+	5,469	2,465	100%+
Total net product sales	166,560	126,791	31%	492,563	380,392	29%
Royalty revenue	906	931	(3)%	2,305	1,822	27%
Collaborative licensing and milestone revenue	—	—	N/A	—	125	(100)%
Total revenues	$167,466	$127,722	31%	$494,868	$382,339	29%
(1) ZILRETTA net product sales began November 19, 2021, the date of the Flexion Acquisition.
EXPAREL revenue increased 9% in the three and nine months ended September 30, 2022 versus 2021 primarily due to increases of 7.2% in gross vial volume in both periods and increases of 3.7% and 3.8% in gross selling price per unit, respectively, partially offset by the sales mix of EXPAREL vial sizes. Although the demand for EXPAREL has continued to increase primarily as a result of Ambulatory Surgical Centers and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care, the elective surgery market has faced post-pandemic-related challenges due to regional surges in COVID-19 variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs. EXPAREL utilization remains above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels due to increased utilization in outpatient settings and emergent procedures.
As a result of the Flexion Acquisition, we acquired ZILRETTA in November 2021, which is an extended-release corticosteroid treatment for OA knee pain. We recognized net product sales of $26.5 million and $77.5 million for the three and nine months ended September 30, 2022, respectively.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 40

Net product sales of iovera° increased 7% in the three months ended September 30, 2022 versus 2021 due to the rollout of generation 2 iovera° products and an increased sales force. Net product sales of iovera° decreased 5% in the nine months ended September 30, 2022 versus 2021 primarily due to a delay in the transition from generation 1 to generation 2 iovera° products and short-term variations in reimbursement policies in certain territories.
Bupivacaine liposome injectable suspension net product sales increased over 100% in the three and nine months ended September 30, 2022 versus 2021. Its related royalties decreased nominally in the three months ended September 30, 2022 and increased 27% in the nine months ended September 30, 2022 versus 2021 primarily due to the timing of orders placed by Aratana Therapeutics, Inc. for veterinary use.
Any renewed government suspension of or reluctance of patients to have elective procedures would impact our future sales of EXPAREL, ZILRETTA and iovera° during the COVID-19 pandemic.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the nine months ended September 30, 2022 and 2021 (in thousands):

September 30, 2022	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2021	$3,361	$1,178	$3,636	$3,494	$761	$12,430
Provision	953	8,213	12,358	30,122	1,162	52,808
Payments / Adjustments	(2,802)	(8,286)	(13,069)	(29,092)	(1,181)	(54,430)
Balance at September 30, 2022	$1,512	$1,105	$2,925	$4,524	$742	$10,808

September 30, 2021	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2020	$1,023	$1,007	$1,168	$1,600	$—	$4,798
Provision	731	7,552	5,701	9,276	—	23,260
Payments / Adjustments	(347)	(7,578)	(5,870)	(8,838)	—	(22,633)
Balance at September 30, 2021	$1,407	$981	$999	$2,038	$—	$5,425
Total reductions of gross product sales from sales-related allowances and accruals were $52.8 million and $23.3 million, or 9.7% and 5.8% of gross product sales, for the nine months ended September 30, 2022 and 2021, respectively. The overall increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to the addition of the ZILRETTA-related allowances and accruals.
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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Cost of goods sold	$50,678	$34,651	46%	$137,379	$101,248	36%
Gross margin	70%	73%		72%	74%
Gross margin decreased three percentage points in the three months ended September 30, 2022 versus 2021 primarily due to higher inventory reserves and the ZILRETTA step-up of fixed assets and inventory to fair value in accordance with purchase accounting, partially offset by an increase in gross margin associated with ZILRETTA. Gross margin decreased two percentage points in the nine months ended September 30, 2022 versus 2021, mainly due to higher inventory reserves and the ZILRETTA step-up of fixed assets and inventory to fair value in accordance with purchase accounting, partially offset by unplanned downtime in the prior period.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 41

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
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Clinical and preclinical development	$8,384	$4,005	100%+	$39,558	$17,136	100%+
Product development and manufacturing capacity expansion	7,245	4,738	53%	17,318	14,047	23%
Regulatory and other	1,993	1,679	19%	5,655	5,257	8%
Stock-based compensation	1,783	1,156	54%	4,761	3,591	33%
Total research and development expense	$19,405	$11,578	68%	$67,292	$40,031	68%
% of total revenues	12%	9%		14%	10%
Total research and development expense increased 68% in the three and nine months ended September 30, 2022 versus 2021.
Clinical and preclinical development expense increased over 100% in each of the three and nine month periods ended September 30, 2022 versus 2021 due to ongoing expenses and completion of two EXPAREL lower extremity nerve block trials in bunionectomy and TKA, ongoing trials for the product candidates acquired as part of the Flexion Acquisition and toxicology studies for product development candidates. The prior year periods were affected by the COVID-19 pandemic, whereas the current year includes an expanded product candidate pipeline internally and as a result of the Flexion Acquisition.
Product development and manufacturing capacity expansion expense increased 53% and 23% in the three and nine months ended September 30, 2022 versus 2021, respectively, mainly attributable to the significant scale-up of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California.
Regulatory and other expense increased 19% in the three months ended September 30, 2022 versus 2021 related to our iovera° clinical data registry. Regulatory and other expense increased 8% for the nine months ended September 30, 2022 as compared to the same period in 2021 in support of the E.U. EXPAREL pediatric submission and U.S. sNDA submission.
Stock-based compensation increased 54% and 33% in the three and nine months ended September 30, 2022 versus 2021, respectively, primarily due to greater equity awards outstanding for research and development personnel.
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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 42

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Sales and marketing	$33,706	$26,299	28%	$109,000	$81,660	33%
General and administrative	18,277	13,441	36%	55,321	42,195	31%
Stock-based compensation	9,300	8,116	15%	26,225	23,336	12%
Total selling, general and administrative expense	$61,283	$47,856	28%	$190,546	$147,191	29%
% of total revenues	37%	37%		39%	38%
Total selling, general and administrative expense increased 28% and 29% in the three and nine months ended September 30, 2022 versus 2021, respectively
Sales and marketing expenses increased 28% and 33% in the three and nine months ended September 30, 2022 versus 2021, respectively. The increases were driven by sales force expansion supporting both ZILRETTA and iovera°, following the completion of the Flexion Acquisition in November 2021 and fully staffing a contracted sales force in Europe. Increases also included expenses for patient reimbursement support for ZILRETTA. We are continuing our marketing investment in EXPAREL and iovera°, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we continue our investment in clinician training in the use of EXPAREL and iovera° at our PITT training facility in Tampa, Florida. The addition of ZILRETTA to our commercial portfolio provides clinicians with two unique OA treatment options to individualize patient care.
General and administrative expenses increased 36% and 31% in the three and nine months ended September 30, 2022 versus 2021, respectively. The increases in the three and nine months ended were driven by administrative support costs as a result of the Flexion Acquisition in November 2021, including transition expenses during integration, legal costs to support intellectual property protection and additional support for our expansion into European markets.
Stock-based compensation increased 15% and 12% in the three and nine months ended September 30, 2022 and 2021 primarily due to an increase in the number of equity awards outstanding for selling, general and administrative personnel.
Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Amortization of acquired intangible assets	$14,322	$1,967	100% +	$42,966	$5,900	100% +
Amortization of acquired intangible assets increased substantially in the three and nine months ended September 30, 2022 versus 2021 due to the Flexion Acquisition. We acquired a developed technology intangible asset for ZILRETTA for OA knee pain, which is being amortized over a useful life of approximately ten years. For more information, see Note 4, Flexion Acquisition, and Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 43

Acquisition-Related Charges (Gains) and Other
The following table provides a summary of the costs related to the Flexion Acquisition, MyoScience Acquisition, termination costs and other activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Acquisition-related charges (gains), net	$489	$(208)	N/A	$(13,232)	$(1,189)	100% +
Other	—	445	(100)%	—	3,445	(100)%
Total acquisition-related charges (gains) and other	$489	$237	100% +	$(13,232)	$2,256	N/A
Total acquisition-related charges (gains) and other increased over 100% in the three months ended September 30, 2022 versus 2021. Total acquisition-related charges (gains) and other decreased substantially in the nine months ended September 30, 2022 versus 2021.
During the three months ended September 30, 2022, we recognized acquisition-related charges, net of $0.5 million. These charges are primarily related to severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition, which were partially offset by credits from changes in the fair value of contingent consideration related to the Flexion Acquisition and MyoScience Acquisition.
During the nine months ended September 30, 2022, we recognized acquisition-related gains, net of $13.2 million. These gains were primarily driven by reductions in acquisition contingent consideration liabilities due to adjustments to near-term forecasts for the applicable period during which the Flexion contingent consideration may be achieved under the Merger Agreement and due to the reduced probability of meeting the MyoScience contingent consideration milestones by December 31, 2023, the expiration date for achieving those milestones. These gains were partially offset by severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition. For more information, see Note 10, Financial Instruments and Note 15, Acquisition-Related Charges and Other, to our condensed consolidated financial statements included herein.
In the three and nine months ended September 30, 2021, we recognized acquisition-related charges and other charges of $0.2 million and $2.3 million, respectively. Included in these three and nine month periods, as part of the MyoScience Acquisition, we recognized acquisition-related gains of $1.2 million and $2.1 million, respectively, related to changes in the fair value of contingent consideration. These gains were offset by acquisition-related charges of $1.4 million in both the three and nine month periods related to severance and acquisition-related fees. Also included in the nine months ended September 30, 2021 is a $3.0 million charge related to the termination of an agreement with Nuance Biotech Co. Ltd to advance the development and commercialization of EXPAREL in China due to the lack of a viable regulatory pathway that adequately safeguards our intellectual property against the risk of a generic product. See Note 10, Financial Instruments and Note 15, Acquisition-Related Charges and Other, to our condensed consolidated financial statements included herein, for more information.
Other (Expense) Income
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Interest income	$1,234	$177	100% +	$1,757	816	100% +
Interest expense	(9,856)	(7,333)	34%	(28,935)	(21,327)	36%
Other, net	(10,598)	(46)	100% +	(11,369)	(2,600)	100% +
Total other expense, net	$(19,220)	(7,202)	100% +	$(38,547)	(23,111)	67%
Total other expense, net increased by more than 100% and 67% in the three and nine months ended September 30, 2022 versus 2021, respectively.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 44

The 34% and 36% increase in interest expense during the three and nine months ended September 30, 2022, respectively, was due to the $375.0 million term loan B credit agreement (the “Term Loan”) entered into in December 2021. This increase was partially offset by the absence of debt discount amortization associated with our convertible notes in the current year due to adopting Accounting Standards Update, or ASU, 2020-06 in 2022, and the maturing of our 2.375% convertible senior notes due 2022, or 2022 Notes, on April 1, 2022. For additional information regarding the adoption of ASU 2020-06, see Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements herein. The increase in interest expense was slightly offset by increases in interest income in the three and nine months ended September 30, 2022 versus 2021 due to higher interest rates and overall investment balance.
Other, net expense during the three and nine months ended September 30, 2022 included a $10.0 million impairment related to an equity investment. Other, net for the nine months ended September 30, 2021 included a realized loss on the sale of an equity investment in the amount of $2.6 million.
Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2022	2021		2022	2021
Income tax expense	$2,762	$6,571	(58)%	$5,359	$15,492	(65)%
Effective tax rate	133%	27%		17%	25%
The effective tax rates were 133% and 27% for the three months ended September 30, 2022 and September 30, 2021, respectively. The effective tax rates were 17% and 25% for the nine months ended September 30, 2022 and September 30, 2021, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The effective tax rates for the three months ended September 30, 2022 and September 30, 2021 include non-deductible executive compensation and valuation allowances recorded against non-U.S. results and capital losses. The three months ended September 30, 2022 also includes benefits for a first quarter SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc), milestone payment and a fair value adjustment for Flexion contingent consideration.
The effective tax rates for the nine months ended September 30, 2022 and September 30, 2021 include non-deductible executive compensation and valuation allowances recorded against non-U.S. results and capital losses offset by benefits related to stock-based compensation. The nine months ended September 30, 2022 also includes benefits for a first quarter Skyepharma milestone payment and a fair value adjustment for Flexion contingent consideration.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of September 30, 2022, we had an accumulated deficit of $138.6 million, cash and cash equivalents and available-for-sale investments of $346.1 million and working capital of $401.9 million.
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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 45

Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2022	2021
Net cash (used in) provided by:
Operating activities	$103,237	$102,502
Investing activities	(236,374)	(87,708)
Financing activities	(343,017)	19,285
Net (decrease) increase in cash and cash equivalents	$(476,154)	$34,079
Operating Activities
During the nine months ended September 30, 2022, net cash provided by operating activities was $103.2 million, compared to $102.5 million during the nine months ended September 30, 2021. The increase of $0.7 million was attributable to increased net product sales from both ZILRETTA, acquired as part of the Flexion Acquisition in November 2021, and EXPAREL, offset by increases in all operating expense lines to support the existing and newly acquired products and product candidates, a slightly lower gross margin and increased interest payments.
Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $236.4 million, which reflected $166.8 million of available-for-sale investment purchases (net of maturities), a $32.0 million contingent consideration milestone payment that had been achieved in the fourth quarter of 2021 associated with our 2007 acquisition of Pacira Pharmaceuticals, Inc. from Skyepharma, purchases of fixed assets of $24.6 million for fill lines for our products and equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of equity and debt investments of $13.0 million.
During the nine months ended September 30, 2021, net cash used in investing activities was $87.7 million, which reflected $42.9 million of short-term and noncurrent available-for-sale investment purchases (net of maturities) and purchases of fixed assets of $36.7 million. Major fixed asset purchases included equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California, and continuing expenditures for our expanding EXPAREL manufacturing capacity in Swindon, England in partnership with Thermo Fisher Scientific Services, Inc., or Thermo Fisher. In addition, we made $13.0 million in equity investments, and also purchased a total of $4.2 million in convertible notes. Further, we sold an equity investment for net cash proceeds of $9.1 million.
Financing Activities
During the nine months ended September 30, 2022, net cash used in financing activities was $343.0 million, which primarily consisted of a $192.6 million principal repayment of the 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”) as part of a repurchase offer to the holders of the Flexion 2024 Notes that was triggered by the Flexion Acquisition, $157.0 million to settle the 2022 Notes that matured on April 1, 2022 and $18.8 million of scheduled repayments of Term Loan principal, partially offset by $23.5 million of proceeds from the exercise of stock options and $1.8 million from the issuance of common stock through our ESPP.
During the nine months ended September 30, 2021, net cash provided by financing activities was $19.3 million, which consisted of proceeds from the exercise of stock options of $19.0 million and $1.6 million from the issuance of common stock through our ESPP, partially offset by the $1.3 million financing component of a $7.0 million contingent consideration payment made to MyoScience securityholders.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 46

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
The Credit Agreement requires us to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.
During the nine months ended September 30, 2022, we made scheduled principal payments of $18.8 million. At September 30, 2022, we had $356.3 million in outstanding borrowings under the Term Loan. As a result of our entry into the Term Loan, our interest expense has increased in 2022. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At September 30, 2022, the outstanding principal on the 2025 Notes was $402.5 million. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At September 30, 2022, the outstanding principal on the Flexion 2024 Notes was $8.6 million. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
•the cost and timing of the potential Flexion milestone payments in connection with the Flexion Acquisition, which could be up to an aggregate of $425.5 million if certain regulatory and commercial milestones are met. (See Note 4, Flexion Acquisition, to our condensed consolidated financial statements included herein for more information);
•the impact of the COVID-19 pandemic and global economic conditions, including the amounts and delays of suspended elective surgical procedures, clinical trials, longer lead-times for, the inability to secure a sufficient supply of materials or the inflationary impact on the cost of materials;
•the timing of and extent to which the holders of our convertible senior notes elect to convert their notes and the timing of principal and interest payments on our Term Loan;
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 47

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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 48

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2022 by approximately $1.2 million.
The fair values of our Notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2022, the estimated fair value of the 2025 Notes was $993 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our Notes, which bear interest at a fixed rate. At September 30, 2022, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the Flexion 2024 Notes.
The Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and is scheduled to mature on December 7, 2026. Each term loan borrowing which is an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. At September 30, 2022, we had $356.3 million in outstanding borrowings under the Term Loan. A hypothetical 100 basis point increase in interest rates would have increased interest expense during the three and nine months ended September 30, 2022 by approximately $0.9 million and $2.8 million, respectively.
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
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 49

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
In November 2021, we acquired Flexion (now Pacira Therapeutics, Inc., or Pacira Therapeutics). As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Pacira Therapeutics. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Assets acquired in the Flexion Acquisition (excluding goodwill, intangible assets, and their related deferred taxes which are included within the scope of the assessment) accounted for a nominal fraction of our total assets and ZILRETTA represented 16% of our total revenue as of and for each of the three and nine months ended September 30, 2022.
Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As a result of the Flexion Acquisition, we have completed an evaluation of the Pacira Therapeutics internal control processes and procedures and have incorporated those processes and procedures into our internal control framework.
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

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 50

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 51

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

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.
Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 52

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Dated:	November 3, 2022	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Dated:	November 3, 2022	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q3 2022 Form 10-Q | Page 53