Form 10-K
period 2022-12-31
Pacira BioSciences, Inc.
filed 2023-02-28
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, of $58.30 per share was approximately $1.9 billion. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 24, 2023, 45,952,450 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2022.
i

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
• Our inability to continue manufacturing adequate quantities of our products.
• That our co-production and other agreements with Thermo Fisher (as defined below) may involve unanticipated expenses and delays.
• Our reliance on third parties for the timely supply of specified raw materials and equipment for the manufacture of EXPAREL, ZILRETTA and iovera°.
• That our future growth depends—in part—on our ability to identify, develop, acquire or in-license products.
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
• Our dependence on contract research organizations, clinical investigators and clinical sites to enroll patients in our clinical trials and sometimes other third parties to manage the trials and to perform related data collection and analysis.
• Guidelines and recommendations published by various organizations could reduce the demand for or use of our products.
• Periodic litigation, which could result in losses or unexpected expense of time and resources.
• If a regulatory or enforcement agency determines that we are promoting or have in the past promoted the “off-label” use of our products.
• That we may not receive regulatory approval for any of our product candidates, or their approval may be delayed for various reasons.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 1

• If the government or third-party payers fail to provide adequate coverage and payment rates for EXPAREL, ZILRETTA, iovera° or any future products, or if hospitals or ASCs (as defined below) choose to use alternative therapies that are less expensive.
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
• If we are sued for infringing the intellectual property rights of third parties.
• That we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
• Servicing our indebtedness, which requires a significant amount of cash, and that we may not have sufficient cash flow from our business to pay our substantial indebtedness.
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
• That the price of our common stock may be subject to significant fluctuations and volatility.
• Our intention to not pay dividends on our common stock for the foreseeable future.
• That future sales in the public market or issuances of our common stock could lower the market price for our common stock.
• That raising additional funds by issuing securities would cause dilution to existing stockholders and that raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
• A pandemic, epidemic or outbreak of a contagious disease (such as the COVID-19 pandemic, or fear of such an event.
• Our failure to maintain the privacy and security of personal and business information.
• That rising inflation has increased costs related to materials, labor, and services, among other things.
• That we may face risks related to environmental, social and corporate governance issues.
• The significant losses we have incurred since our inception and that we may incur additional losses in the future.
• That a material impairment in the carrying value of goodwill or intangible assets could negatively affect our results of operation and financial condition.
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
• Our inability to realize the benefits from the Flexion Acquisition (as defined below), being substantially dependent on the commercial success of ZILRETTA and the cost savings resulting from the timely and effective integration of the operations of Pacira and Flexion (as defined below).
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 2

PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 3

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the Flexion Acquisition (as defined below) and the costs and benefits thereof, our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, patent terms, development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; risks related to future opportunities and plans for Flexion (as defined below) and its products, including uncertainty of the expected financial performance of Flexion and its products; the possibility that if we do not achieve the perceived benefits of the Flexion Acquisition(as defined below) as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline; the impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAA; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete an EXPAREL capacity expansion project in San Diego, California; our ability to successfully complete a ZILRETTA capital project in Swindon, England; the outcome of any litigation; the ability to successfully integrate Flexion or any future acquisitions into our existing business; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; and factors discussed in Part I-Item 1A. Risk Factors.

The forward-looking statements included in this Annual Report represent our views as of the filing date of this Annual Report. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, and as such we anticipate that subsequent events and developments will cause our views to change. Except as required by applicable law, we undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Annual Report.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed and referenced in Part I-Item 1A. Risk Factors.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 4

PART I

Item 1.    Business
References
Pacira BioSciences, Inc., a Delaware corporation, is the holding company for our California operating subsidiary named Pacira Pharmaceuticals, Inc. In March 2007, we acquired Pacira Pharmaceuticals, Inc. from SkyePharma Holdings, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma (the “Skyepharma Acquisition”). In April 2019, we acquired MyoScience, Inc., a privately held medical technology company (the “MyoScience Acquisition”) and in November 2021, we acquired Flexion Therapeutics, Inc., or Flexion, a publicly traded biopharmaceutical company the (“Flexion Acquisition”). Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Annual Report refers to Pacira BioSciences, Inc., a Delaware corporation, and its subsidiaries.
Corporate Information
We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. and in April 2019, we changed our name to Pacira BioSciences, Inc. Our principal executive offices and corporate headquarters are located in Tampa, Florida.
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
Overview

We are the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as a rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. We are advancing a pipeline of unique, safe, best-in-class products across a variety of therapeutic areas that include acute postsurgical pain; acute and chronic osteoarthritis, or OA, pain, spasticity and stellate ganglion block. We have three commercialized non-opioid treatments: EXPAREL® (bupivacaine liposome injectable suspension), a long-acting, local analgesic currently approved for postsurgical pain management; ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), an extended-release, intra-articular, or IA (meaning in the joint), corticosteroid injection indicated for the management of OA knee pain; and iovera°®, a novel, handheld device for delivering immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve.

Strategy

To achieve our goal of global leadership in non-opioid pain management and regenerative health solutions, we are advancing a three-pronged strategy:

•Expanding the use of our opioid-free commercial assets. The COVID pandemic and opioid crises have intensified the need for opioid alternatives. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Anesthesia-driven postsurgical pain management with long-acting field and nerve blocks utilizing EXPAREL are enabling the migration of complex, painful surgeries to outpatient sites of care. ZILRETTA is the first and only extended-release, intra-articular therapy that can provide major relief for OA knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the iovera° system,
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 5

healthcare providers can replace narcotics and radiofrequency ablation with an innovative drug-free nerve block. We believe the iovera° system is also highly complementary to ZILRETTA. In addition to our current commercial opportunities, we are advancing label expansion activities. For EXPAREL, we recently submitted an sNDA seeking expansion of our label to include sciatic nerve blocks in the popliteal fossa, as well as femoral nerve blocks in the adductor canal, with an anticipated FDA action date under the Prescription Drug User Fee Act, or PDUFA, in the second half of 2023. We are also advancing a clinical development program for EXPAREL in patients under six years of age. For ZILRETTA, we plan to initiate a Phase 3 study in shoulder OA and a Phase 4 study in Type 2 diabetes. For iovera°, we are developing new iovera° Smart Tips for chronic lower back pain and spine procedures. We also plan to initiate a registration study of iovera° as a treatment for spasticity.

•Advancing our clinical-stage pipeline within multiple areas of unmet need. We have completed a Phase 1 study of PCRX-201, a novel, IA gene therapy product candidate that produces the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) treating OA pain in the knee. Based upon compelling initial Phase 1 efficacy and safety data for PCRX-201, we are working with investigators and plan to request an FDA meeting to discuss the regulatory pathway forward for OA of the knee, as well as a Regenerative Medicine Advanced Therapy, or RMAT, designation. We are also advancing our pipeline of clinical-stage assets that utilize our proprietary multivesicular liposome (pMVL) technology. The pMVL carrier matrix consists of microscopic, spherical, lipid-based particles composed of a honeycomb of numerous, non-concentric, internal aqueous chambers containing the encapsulated active agent. Each chamber is separated from adjacent chambers by lipid membranes. Following injection, the pMVL particles release the active agent over an extended period as the lipid membranes erode or reorganize. We are preparing to launch a Phase 1 study of Dexamethosone-pMVL for low back pain (“PCRX-401”), a Phase 1 study of high-dose bupivacaine-pMVL for five or more days of pain relief (“PCRX-501”), and a Phase 1 study of EXPAREL for intrathecal analgesia.

•Accessing complementary innovative assets using a combination of strategic investment, in-licensing, or acquisition. We believe EXPAREL, ZILRETTA, iovera° and our pMVL drug delivery technology offer a strong foundation to address the opioid epidemic. Building on these proprietary assets, we have also made investments in the musculoskeletal and chronic pain spaces. We plan to continue to advance these two key areas with a focus on the knee and spine continuums of care and chronic pain. We are using a combination of strategic investments to support promising early-stage platforms, as well as in-licensing or acquisition transactions to build-out a pipeline of innovation to improve patients’ journeys along the neural pain pathway.

The Opioid Epidemic

Opioid addiction in the U.S. has reached epidemic proportions, with the U.S. Centers for Disease Control and Prevention, or CDC, reporting that over 107,000 Americans died from a drug overdose in the 12-month period ending March 2022—a 44 percent jump from the statistics reported two years earlier. Opioids were involved in more than two-thirds of all drug overdose deaths reported, with synthetic opioids being the primary driver of the increase in fatalities.

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

LPGA Sponsorship

In February 2023, we announced a multi-year sponsorship with the Ladies Professional Golf Association, or LPGA, to make iovera° the official non-opioid pain management partner of the LPGA. The sponsorship will aim to draw attention to the role non-opioid pain management options can play in curbing the U.S. opioid epidemic. We will host initiatives at various LPGA tournaments to drive awareness and education on the availability of non-opioid interventions as well as encourage fans to wear purple each September, which is recognized as Opioid Awareness Month.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 6

Product Portfolio and Product Candidate Pipeline
Our current product portfolio and product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 7

Our Commercial Products
EXPAREL (bupivacaine liposome injectable suspension)

EXPAREL was approved by the FDA in October 2011 and was commercially launched in the U.S. in April 2012. In the U.S., EXPAREL is currently indicated in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks. In November 2020, the European Commission, or EC, granted marketing authorization for EXPAREL as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We launched EXPAREL in the United Kingdom, or U.K., and select European Union, or E.U., countries in November 2021. Since its initial approval in 2011, more than 12 million patients have been treated with EXPAREL.

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

Our net product sales of EXPAREL in 2022 were $536.9 million. For the years ended December 31, 2022, 2021 and 2020, net product sales of EXPAREL accounted for 81%, 94% and 96% of our total revenues, respectively. The significant change in the 2022 percentage resulted from the recognition of a full year of ZILRETTA net product sales after completing the Flexion Acquisition in November 2021.

ZILRETTA (triamcinolone acetonide extended-release injectable suspension)

ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter. ZILRETTA is the first and only extended-release, intra-articular therapy for patients with OA knee pain. ZILRETTA uses a proprietary extended-release microsphere technology to slowly and continuously releases triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid into the knee for approximately three months to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks.

We added ZILRETTA to our commercial offering with the completion of the Flexion Acquisition in November 2021. ZILRETTA net product sales were $105.5 million for the year ended December 31, 2022. In 2021, we recognized ZILRETTA net product sales of $12.7 million during the post-closing period of the Flexion Acquisition of November 19, 2021 to December 31, 2021.

The iovera° system
The iovera° system is an FDA-approved, non-opioid handheld cryoanalgesia device used to produce precise, controlled doses of cold temperature to targeted nerves. It has been FDA 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. The iovera° system is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days. For the years ended December 31, 2022, 2021 and 2020, our net product sales of iovera° were $15.3 million, $16.2 million and $8.8 million, respectively.

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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 8

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
In our Phase 3 trial as a femoral nerve block in the adductor canal in patients undergoing total knee arthroplasty, or TKA, EXPAREL:
•achieved the primary endpoint by significantly reducing cumulative pain scores from zero to 96 hours after surgery compared with bupivacaine HCl (p<0.01); and
•achieved its secondary endpoint with a statistically significant reduction in postsurgical opioid consumption through 96 hours (p<0.01) compared with bupivacaine HCl.
In our Phase 3 trial as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, EXPAREL:
•achieved the primary endpoint by significantly reducing cumulative pain scores from zero to 96 hours after surgery compared with bupivacaine HCl (p<0.00001); and
•achieved its secondary endpoints with statistically significant reductions in postsurgical opioid consumption through 96 hours (p<0.00001) and the percentage of opioid-free subjects (p<0.001) compared with bupivacaine HCl.
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

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 9

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

EXPAREL is being adopted in an increasing number of spine surgeries as a key component of a multimodal pain management solution enabling rapid recovery after surgery and a reduced reliance on opioids, which have been the mainstay in postsurgical pain control in the spine area for decades. Two important patient groups are driving the spine market: first, pediatric cases, like adolescent scoliosis patients, who are undergoing highly invasive surgeries and who until very recently only had opioids available to treat their pain, and second, adult degenerative patients who are often coming into surgery opioid-tolerant and who may have already had multiple back surgeries. Managing postsurgical pain in these adult degenerative patients can be challenging due to their established opioid tolerance, but by utilizing EXPAREL, healthcare providers can control their pain with a non-opioid approach, and when feasible based on surgical intervention and patient characteristics, move many historical inpatient procedures to the 23-hour stay environment.

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

Abdominal and Colorectal

A variety of truncal blocks have emerged for use in abdominal and colorectal procedures. Transversus abdominis plane, or TAP, and erector spinae plane blocks represent a significant market where EXPAREL is providing long-acting pain control for abdominal and spinal surgeries and supporting the migration of these procedures to the 23-hour setting. We expect the expanding use of EXPAREL field blocks as the foundation of enhanced recovery protocols across various abdominal and colorectal procedures to continue to be a significant growth driver.

Women’s Health

There is a significant and growing demand among women for managing pain with non-opioid options. Opioid addiction in women is growing at an alarming rate and studies have shown that women are 40 percent more likely than men to become newly persistent users of opioids following surgery. Women’s Health continues to be an important source of growth as anesthesia-driven EXPAREL-based TAP and pectoralis blocks take hold as institutional protocol for Cesarean section, abdominoplasty, gynecologic oncology, mastectomy and breast reconstruction procedures.

Cardiothoracic

Cardiothoracic surgery is considered one of the most painful types of surgical procedures for both open and minimally invasive procedures. As a result, opioids are widely used, but are often inadequate. Poorly controlled postoperative pain leads to the development of chronic persistent pain in as many as 40 percent of these patients and persistent opioid use after surgery is seen in over 10 percent of such patients. Regional anesthesia approaches have been evolving, with EXPAREL replacing thoracic epidurals as an alternative method of producing long-lasting postsurgical analgesia.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 10

Pediatrics

In March 2021, the FDA approved our sNDA to expand the EXPAREL label to include use in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia. EXPAREL is the first and only FDA-approved long-acting local analgesic for the pediatric population as young as age six. In November 2022, both the EMA’s Committee for Medicinal Products for Human Use, or CHMP, and the Medicines and Healthcare Products Regulatory Agency, or MHRA, approved marketing authorization for an expanded indication of EXPAREL to include use in children aged six years and older as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds.

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

Third Molar (Wisdom Tooth) Procedures

Third molar (wisdom tooth) extractions are among the most common dental procedures in the U.S. and are performed in up to 5 million patients every year. Oral surgery, including third molar extraction, is associated with a defined period of pain and discomfort that traditionally leads to prescriptions for opioids. A large retrospective review of the Medicaid database found that of 2.8 million patients who underwent surgical tooth extraction, 1.2 million—or roughly 42 percent—filled a prescription for opioids within seven days after surgery, with a median of 120 morphine milligram equivalents dispensed per patient. A study of the effect of EXPAREL on postoperative opioid prescribing after third molar extraction showed that patients who received EXPAREL were prescribed significantly fewer opioids, including refills, compared to those who did not receive EXPAREL. The study, A Retrospective Cross-Sectional Study of the Effect of Liposomal Bupivacaine on Postoperative Opioid Prescribing After Third Molar Extraction, was published in The Journal of Oral and Maxillofacial Surgery in July 2021. In this retrospective analysis, researchers reviewed data from 600 patients who underwent third molar extractions between 2012 and 2018. De-identified data from 300 patients who received EXPAREL were compared to data from 300 patients who did not receive an infiltration of EXPAREL. Data from two outpatient oral surgery centers were included in this analysis. Patients in the EXPAREL treatment group received:
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

In September 2022, we announced a joint initiative with Sevāredent Sourcing Solutions, or Sevāredent, a Group Purchasing Organization (GPO) that creates a competitive advantage for like-minded dental organizations through vendor partnerships that drive supply chain value and efficiencies, to provide expanded access to EXPAREL for patients undergoing oral and maxillofacial (OMFS) procedures ranging from third molar and full mouth extractions to dentures and implants. This collaboration, which advances Sevāredent’s goal of improving patient outcomes and reducing exposure to opioids and their associated risks, provides easy access to EXPAREL—including comprehensive product training and onboarding support from Pacira—for more than 1,800 dental offices across the U.S.

ZILRETTA Clinical Benefits

ZILRETTA combines a commonly administered steroid, TA, with a proprietary, extended-release microsphere technology to administer extended therapeutic concentrations in the joint and persistent analgesic effect.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 11

Based on the strength of its pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. in need of safe and effective extended relief from OA knee pain. The pivotal Phase 3 trial, on which the approval of ZILRETTA was based, showed that ZILRETTA significantly reduced OA knee pain for 12 weeks, with some people experiencing pain relief through 16 weeks. Both the magnitude and duration of pain relief provided by ZILRETTA in clinical trials were clinically meaningful with the magnitude of pain relief amongst the largest seen to date in OA clinical trials. The overall frequency of treatment-related adverse events in these trials was similar to those observed with placebo, and no drug-related serious adverse events were reported. We believe that ZILRETTA holds the potential to become the corticosteroid of choice given its safety and efficacy profile, and the fact that it is the first and only extended-release corticosteroid on the market. In September 2021, the American Association of Orthopaedic Surgeons, or AAOS, updated its evidence-based clinical practice guidelines, finding ZILRETTA can improve patient outcomes over traditional immediate-release corticosteroids.

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
•Patients who were administered iovera° were far less likely to take opioids six weeks after surgery. The number of patients taking opioids six weeks after TKA in the control group was three times the number of patients taking opioids in the cryoanalgesia group (14 percent vs. 44 percent, p<0.01).
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

The Osteoarthritis Market

OA is the most common form of arthritis. It is also called degenerative joint disease and occurs most frequently in the hands, hips and knees. With OA, the cartilage within a joint begins to break down and the underlying bone begins to change. These changes usually develop slowly and worsen over time. OA can cause pain, stiffness and swelling. In some cases it also causes reduced function and disability—some people are no longer able to do daily tasks or work. According to the CDC, OA affects over 32.5 million adults in the U.S.

The lifetime risk of developing symptomatic knee OA is 45 percent according to the Arthritis Foundation. The prevalence of symptomatic knee OA increases with each decade of life, with the annual incidence of knee OA being highest between age 55 and 64 years old. There are 14 million individuals in the U.S. who have symptomatic knee OA, and nearly two million are under the age of 45. Surgical intervention is typically a last resort for patients suffering from OA of the knee.

With the addition of ZILRETTA to our product offering, we can now offer clinicians the flexibility to individualize OA knee pain treatment with either ZILRETTA or a drug-free nerve block with iovera° based on patient factors and preference, physician training, site of care and reimbursement considerations.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 12

Label and Global Expansion Activities

EXPAREL

•Lower extremity nerve block. In September 2022, we announced positive topline results from two Phase 3 registration studies of EXPAREL as a single-dose nerve block for postsurgical regional analgesia in lower extremity surgeries. The first study, which evaluated EXPAREL as a femoral nerve block in the adductor canal in patients undergoing TKA achieved the primary endpoint, demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.01). EXPAREL also achieved a statistically significant reduction in postsurgical opioid consumption through 96 hours (p<0.01) compared with bupivacaine HCl, a key secondary endpoint. The second study, which evaluated EXPAREL as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, achieved the primary endpoint by demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.00001). EXPAREL also achieved statistically significant reductions in postsurgical opioid consumption (p<0.00001) and percentage of opioid-free subjects (p<0.001) through 96 hours compared with bupivacaine HCl, which were key secondary endpoints. EXPAREL was well tolerated with a safety profile consistent with bupivacaine HCl. With these positive results, we submitted an sNDA to the FDA in January 2023 seeking expansion of the EXPAREL label to include femoral nerve block in the adductor canal and sciatic nerve block in the popliteal fossa, with an anticipated FDA action date under PDUFA in the second half of 2023.

•Pediatrics. We expect to initiate a Phase 1 pharmacokinetic study after which we would initiate a registration study to support expansion of the EXPAREL single-dose infiltration label to include patients under six years of age. If successful, we expect this study will support expansion of the EXPAREL labels in the U.S. and E.U. We are also discussing our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting.

•Stellate ganglion block. Planning is underway for a multicenter registration study of EXPAREL as a stellate ganglion block for treating refractory cardiac ventricular dysrhythmias and for use to prevent postoperative atrial fibrillation after open heart surgery. We are working with a steering committee of Key Opinion Leaders, or KOLs, in regional anesthesia and stellate ganglion blocks to help finalize study design. After we meet with the FDA to align on our regulatory strategy for expanding the EXPAREL label to include stellate ganglion block, we expect to proceed with a registration trial. We believe a stellate ganglion block utilizing EXPAREL will last for several days and address a significant unmet need in patients with ventricular and atrial dysrhythmias.

•Global expansion. We have prioritized the European and Latin American markets for global expansion. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and in November 2022, we received approval to include children aged 6 years or older as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds. We launched EXPAREL in the U.K. and targeted E.U. countries in the fourth quarter of 2021. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries, and recently submitted an application seeking approval in Brazil. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

ZILRETTA

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and we intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA in 2023. In addition, we are planning a Phase 4 study in patients with Type 2 diabetes. The shoulder study and the diabetes study will both compare ZILRETTA to immediate release TA.

iovera°

In 2022, we launched a next-generation iovera° handheld device, which we believe is more efficient, easier to use and more durable. We are also developing new iovera° Smart Tips for certain procedures and are developing a specific tip for a medial branch block for treating chronic low-back pain, as well as spine procedures. We are also seeking a label expansion for the
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 13

treatment of spasticity, which we believe is a significant long-term opportunity for iovera°. Additionally, we began selling iovera° in the E.U. through a contracted sales force in 2022.

Clinical Development Programs

PCRX-201

PCRX-201 was added to our portfolio as part of the Flexion Acquisition. PCRX-201 is a novel, IA gene therapy product candidate that produces the anti-inflammatory protein, IL-1Ra, for treating OA pain in the knee. Based upon compelling initial Phase 1 efficacy and safety data for PCRX-201, we are working with investigators and plan to request an FDA meeting to discuss the regulatory pathway forward for OA of the knee, as well as an RMAT designation.

pMVL-Based Clinical Programs

Given the proven safety, flexibility and customizability of our pMVL drug delivery technology platform for acute, sub-acute and chronic pain applications, we have several pMVL-based products in clinical development. Following data readouts from preclinical and feasibility studies for these candidates, we have prioritized three programs for clinical development: (i) PCRX-401, a dexamethasone-pMVL for low back pain; (ii) PCRX-501, a high potency bupivacaine-pMVL for longer-lasting pain relief (20.0 mg/mL) and (iii) EXPAREL for intrathecal analgesia (13.3 mg/mL). We are planning to initiate the second half of our Phase 1 study of EXPAREL for intrathecal analgesia in the first half of 2023.

PCRX-301

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

External Innovation

In parallel to our internal clinical programs, our business development team is pursuing innovative acquisition targets that are complementary to EXPAREL, ZILRETTA and iovera° and are of great interest to the surgical and anesthesia audiences we are already calling on today. We are using a combination of strategic investments, in-licensing and acquisition transactions to buildout a pipeline of innovation to improve patients’ journeys along the neural pain pathway. The strategic investments we have made to support promising early stage platforms are summarized below:

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
CarthroniX, Inc.	Phase 1-Ready	CX-011, a small molecule modulator of gp130 formulated as an intra-articular injection designed to slow joint degeneration by mediating IL-6 cytokines	Knee OA
Genascence Corporation	Phase 1b-Ready	Adeno-associated virus (AAV) based gene therapy engineered to deliver Interleukin-1 Receptor Antagonist (IL-1Ra) to target cells in joint(s)	Knee OA
GQ Bio Therapeutics GmbH	Preclinical	Helper-dependent adenovirus (HDAd) based gene therapy engineered to deliver DNA to target cells in joint(s) and intervertebral disc(s)	Knee OA and degenerative disc disease (DDD)
Spine BioPharma, LLC	Phase 3	SB-01, a 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease (DDD)

Sales and Marketing
We have built our sales and marketing organization to commercialize our products. Our primary target audiences are healthcare practitioners who influence pain management decisions including anesthesiologists, surgeons, pharmacists and physician extenders (including physician assistants, nurse practitioners and registered nurses).

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 14

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
Pacira Training Facilities

We maintain and operate two training facilities—one in Tampa, Florida and one in Houston, Texas. These sites were constructed with a singular goal in mind: to advance education on best practice techniques to effectively manage acute pain while reducing or eliminating the need for opioids. These facilities provide clinicians with flexible, state-of-the-art environments for interactive, hands-on instruction on the latest and most innovative local, regional and field block approaches for managing pain, improving patient care and enabling patient migration to the 23-hour stay environment.

Tampa, Florida

In October 2020, we opened the Pacira Innovation and Training, or PIT, Center of Tampa. We designed this facility to help advance clinician understanding of the latest local, regional and field block approaches for managing pain. The PIT of Tampa provides an unparalleled training environment for healthcare providers working to reduce or eliminate patient exposure to opioids. The PIT of Tampa supports a full range of educational events to advance clinician understanding of the latest local, regional, and field block approaches for managing pain and reducing or eliminating exposure to opioids. Our principal executive offices and corporate headquarters are also located at the PIT of Tampa.

The PIT of Tampa consists of approximately 13,000 square-feet of fully adaptable space and is equipped with state-of-the-art technology and audio/visual capabilities and features several distinct training spaces including a simulation lab equipped with seven ultrasound scanning stations; a lecture hall featuring a 4½-foot tall by 24-foot wide liquid crystal display video wall to support live, virtual and even global presentations; and a green-screen broadcast studio designed to livestream content with single or multiple hosts.

In addition to our EXPAREL programs, we are hosting ongoing workshops to train new users on best practice techniques for iovera° administration at the PIT of Tampa. Led by healthcare professionals, these labs include didactic lectures and hands-on trainings including live model nerve scanning and identification using ultrasound and peripheral nerve stimulation.

At no fee to the organization, the PIT of Tampa also serves as a venue for national anesthesia provider organizations to host their own workshops and training sessions to educate healthcare providers.

Houston, Texas

In January 2023, we opened our second training facility, the Houston Pacira Innovation and Training Center, in Houston, Texas. This 19,000 square-foot state-of-the-art facility features a 125-seat adaptive lecture hall featuring the same liquid crystal
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 15

display video wall that the PIT of Tampa has, a broadcast studio and both wet and dry lab space for cadaver and other interactive workshops. A simulation lab is equipped with eight advanced ultrasound machines equipped with artificial intelligence and 3-D training software in addition to professional medical lighting and in-ceiling cameras. The PIT of Houston is core to developing both our physician champions and community-based clinicians who want to stay on the forefront of opioid-sparing pain management. With this new training facility, we have doubled our capacity and ability to host programs for EXPAREL, ZILRETTA and iovera°.

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

Other Agreements
Flexion Acquisition
On November 19, 2021, we completed the Flexion Acquisition pursuant to an Agreement and Plan of Merger (the “Flexion Merger Agreement”), dated as of October 11, 2021, by and among us, Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of Pacira (“Purchaser”), and Flexion. Following the completion of a successful tender offer for the shares of Flexion’s common stock, Purchaser merged with and into Flexion with Flexion surviving as a wholly owned subsidiary of Pacira. We changed the name of Flexion to Pacira Therapeutics, Inc. after completing the merger. As part of the Flexion Acquisition, we acquired ZILRETTA, the first and only extended-release, IA (meaning in the joint) injection indicated for the management of OA knee pain. ZILRETTA is a non-opioid therapy that employs a proprietary microsphere technology to provide pain relief. The addition of ZILRETTA to our innovative non-opioid product portfolio directly aligns with our mission to provide an opioid alternative to as many patients as possible and address medical needs along the neural pain pathway.

Initially, the total consideration for the Acquisition was approximately $578.8 million consisting of (i) $448.5 million of cash paid to Flexion shareholders and to settle restricted stock units and certain stock options; (ii) an $85.1 million cash payment of Flexion debt not assumed by us and (iii) $45.2 million of estimated fair value of contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. We funded the cash portion of the purchase price with cash on hand, and the consideration is subject to adjustments based on the estimated fair value of the potential milestone payments. As of December 31, 2022, these contingent value rights could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. For more information, see Note 5, Flexion Acquisition and Note 12, Financial Instruments, to our consolidated financial statements included herein.

MyoScience Acquisition
In April 2019, we completed the MyoScience Acquisition. The total consideration included an initial cash payment of $120.0 million, reduced by $1.0 million for post-closing purchase price adjustments and indemnification obligations, plus contingent milestone payments up to an aggregate of $100.0 million of which $43.0 million is available at December 31, 2022. The expiration date for the achievement of the milestones is December 31, 2023. We changed the name of MyoScience to Pacira CryoTech, Inc. after completing the merger. For more information on the contingent consideration related to the MyoScience Acquisition, refer to Note 12, Financial Instruments, to our consolidated financial statements included herein.
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, we were required to pay RDF a low single-digit royalty on the collection of revenues from certain products for as long as certain patents assigned to us under the
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 16

agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by us, in connection with our bankruptcy or insolvency or if we directly or indirectly oppose or dispute the validity of the assigned patent rights.
Our U.S. Patent No. 11,033,495 issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends our royalty obligations under the agreement until 2041. We disagreed and explained that the royalty period under the agreement ended on December 24, 2021 with the expiration of our U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of this agreement, in December 2021, we filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit seeks a declaration from the court that we owe no royalties to RDF with respect to our EXPAREL product after December 24, 2021. During the pendency of the lawsuit, we will continue to pay royalties to RDF under protest, however, we are unable to predict the outcome of this action at this time.

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
Eurofarma Laboratories S.A.
In June 2021, we entered into a distribution agreement with Eurofarma for the development and commercialization of EXPAREL in Latin America. Under the terms of the agreement, Eurofarma obtained the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia, and Mexico. Eurofarma recently submitted an application seeking approval in Brazil. In addition, Eurofarma is responsible for regulatory filings for EXPAREL in these countries. We will receive royalties based on Eurofarma’s future commercialization of EXPAREL and are also eligible to receive milestone payments that are triggered by the achievement of certain regulatory and commercial events.

Verve Medical Products, Inc.
In July 2021, we entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada. We began selling iovera° in Canada in the fourth quarter of 2021.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 17

Significant Customers

We had three wholesalers each comprising 10 percent or more of our total revenue for the year ended December 31, 2022: Cardinal Health, Inc., McKesson Drug Company and AmerisourceBergen Health Corporation, which accounted for 31%, 23% and 22% of our total revenues, respectively. These wholesalers process orders for EXPAREL under a drop-ship program. EXPAREL is delivered directly to end-users without the wholesalers ever taking physical possession of the product. None of our customers of ZILRETTA or iovera° accounted for 10 percent or more of our total revenue for the year ended December 31, 2022.

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
We purchase raw materials and components from third-party suppliers to manufacture EXPAREL, ZILRETTA and iovera°. In most instances, alternative sources of supply are available, although switching to an alternative source would, in some instances, take time and could lead to delays in manufacturing our product candidates. Suppliers may not sell these raw materials to us at the times that we need them or on commercially reasonable terms and we do not have direct control over the availability of these raw materials from our suppliers. In order to manage the risk related to raw material shortages, we strive to keep adequate supplies of key raw materials on hand and qualify additional sources of supply as appropriate.
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
Our 90,000 square-foot mixed-use research and development, manufacturing and office facility is located adjacent to our EXPAREL manufacturing facility and was completely renovated in 2020 to meet our specifications. We manufacture all of the iovera° handpieces at this facility. This building also houses our Science Center related research and development activities and general and administrative functions, as it includes both laboratories and the building infrastructure necessary to support the formulation, analytical testing, clinical and process development activities for manufacturing additional commercial product indications and new pipeline products. Our pilot plant suite for early stage clinical product production is located in this building and there is additional space for future expansion opportunities.

We also have an approximately 21,000 square foot warehouse that serves as the main CGMP warehouse for our Science Center Campus operations, primarily being used for the storage of production materials. It contains ambient as well as cold temperature CGMP warehouse storage and also features a quality control clean room for sampling incoming materials.
Distribution of our pMVL products, including EXPAREL, requires cold-chain distribution, whereby a product must be maintained between specified temperatures. We have validated processes for continuous monitoring of temperature from manufacturing through delivery to the end-users.
Co-Production Facilities
Thermo Fisher Scientific Pharma Services
In April 2014, we and Thermo Fisher entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement (the “EXPAREL Manufacturing and Supply Agreement”) to collaborate in the manufacture of EXPAREL. Thermo Fisher undertook certain technical transfer activities and construction services
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 18

needed to prepare Thermo Fisher’s Swindon, England facility for the manufacture of EXPAREL in two dedicated suites. We provided Thermo Fisher with the equipment necessary to manufacture EXPAREL and pay fees to Thermo Fisher based on Thermo Fisher’s achievement of certain technical transfer and construction milestones. We also reimburse Thermo Fisher for certain nominal expenses and additional services. In February 2019, we announced that commercial production of EXPAREL was underway at the first Thermo Fisher suite. We are now using a second, larger-scale dedicated suite that has more than doubled our EXPAREL manufacturing capacity at the Thermo Fisher site. We began commercial production of EXPAREL out of that second suite in August 2021.
The initial term of the EXPAREL Manufacturing and Supply Agreement is 10 years from the date of FDA approval of the first manufacturing suite, which was received in May 2018. We pay fees to Thermo Fisher for their operation of the manufacturing suites and the amount of EXPAREL produced by Thermo Fisher. We also reimburse Thermo Fisher for purchases made on our behalf, certain nominal expenses and additional services. We may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal of EXPAREL from the U.S. or any other market that represents 80 percent of our overall sales, or at any time for convenience by providing between 18 and 24 months’ notice (depending on the number of years after the FDA approval date). Either party may terminate the EXPAREL Manufacturing and Supply Agreement in the event of the breach or bankruptcy of the other party.
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

The initial term of the ZILRETTA Manufacturing and Supply Agreement that we assumed as part of the Flexion Acquisition expires in October 2027. We pay a monthly base fee to Thermo Fisher for the operation of the manufacturing suites and a per product fee for each vial of ZILRETTA based upon a forecast of commercial demand. We also reimburse Thermo Fisher for purchases of materials and equipment made on our behalf, certain nominal expenses and additional services. The ZILRETTA Manufacturing and Supply Agreement will remain in full effect unless and until it expires or is terminated. We may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal of ZILRETTA from the U.S. or any other market that represents 80 percent of our overall sales, or at any time for convenience by providing 24 months’ notice. Either party may terminate the ZILRETTA Manufacturing and Supply Agreement in the event of the breach or bankruptcy of the other party. Upon termination of the ZILRETTA Manufacturing Agreement (other than termination by us in the event that Thermo Fisher does not meet the manufacturing milestones or for a breach by Thermo Fisher), we will be obligated to pay for the costs incurred by Thermo Fisher associated with the removal of our manufacturing equipment and for Thermo Fisher’s termination costs up to a specified capped amount.

Carlisle Companies, Inc.
In January 2020, we and Carlisle Companies, Inc., or Carlisle, (formerly Providien Device Assembly, LLC) entered into a Manufacturing and Supply Agreement (the “Carlisle Agreement”) to collaborate in the manufacture of iovera° Smart Tips at Carlisle’s Tijuana, Mexico facility. The initial term of the Carlisle Agreement is five years. Under the Carlisle Agreement, we pay fees based on the amount of iovera° Smart Tips delivered by Carlisle. Since April 2022, all iovera° Smart Tips are now produced by Carlisle.
The Carlisle Agreement may be terminated by either party upon one years’ written notice without cause. We may terminate the Carlisle Agreement upon thirty days’ written notice in the event that iovera° is withdrawn from the market or no longer sold by us. Either party may terminate the Carlisle Agreement in the event of the breach or bankruptcy of the other party.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 19

Patents and Patent Applications
We seek to protect the proprietary position of our products and product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2022, there are over 13 families of patents and patent applications relating to various aspects of the pMVL drug delivery technology and 29 families of patents and patent applications relating to various aspects of the technology used by iovera°. There is one family of patents and patent applications relating to various aspects of the technology used by ZILRETTA. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These utility patents generally have a term of 20 years from the date of the non-provisional filing unless claiming priority to an earlier filed non-provisional application. Some of our expired U.S. patents had a term of 17 years from the grant date. Our issued patents expire at various dates in the future, as discussed below, with the last currently issued patent for the pMVL drug delivery technology expiring in 2041, the last currently issued patent for ZILRETTA expiring in 2031 and the last currently issued utility patent for the iovera° technology expiring in 2040.
Patents and Patent Applications for our pMVL and pMVL Products
In June 2021, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No. 11,033,495 related to EXPAREL. The patent, “Manufacturing of Bupivacaine Multivesicular Liposomes,” claims composition of EXPAREL prepared by the improved manufacturing process. In November 2021, the USPTO issued U.S. Patent Nos. 11,185,506 and 11,179,336, claiming the improved EXPAREL manufacturing process and EXPAREL composition, respectively. Six U.S. patents relating to product and product-by-process in connection with the improved manufacturing process for EXPAREL were issued between March and September 2022, providing additional patent protection through 2041. In March 2022, the USPTO issued U.S. Patent No. 11,278,494, claiming EXPAREL composition. In April 2022, the USPTO issued U.S. Patent Nos. 11,304,904 and 11,311,486, claiming composition of EXPAREL prepared by the improved manufacturing process and EXPAREL composition, respectively. In June 2022, the USPTO issued U.S. Patent No. 11,357,727, claiming composition of EXPAREL prepared by the improved manufacturing process. In August 2022, the USPTO issued U.S. Patent No. 11,426,348, claiming EXPAREL batch compositions. In September 2022, the USPTO issued U.S. Patent No. 11,452,691, claiming EXPAREL batch compositions.

All eight of the patents issued in 2021 and 2022 will have an expiration date of January 22, 2041. U.S. Patent Nos. 11,033,495, 11,179,336, 11,278,494, 11,304,904, 11,311,486, 11,357,727, 11426,348 and 11,452,691 are currently listed in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”). Additionally, we recently received a Notice of Allowance from the USPTO for one EXPAREL patent that has been examined and will issue in due course in 2023. After issuance, we will submit this patent for listing in the Orange Book. After listing, the Orange Book would have a total of nine EXPAREL patents each with an expiration date of January 22, 2041.

We also own a family of U.S. and foreign patents on an alternative process to manufacture EXPAREL and other pMVL-based products. The process offers many advantages, including larger scale production and lower manufacturing costs. There are eight issued U.S. patents. Patents that claim the process and apparatus will expire at the latest in November 2033. One of the patents claims a product made by the process and expires in April 2031. As of December 31, 2022, we have four granted patents in China, one granted patent in Europe, one granted patent in Japan and one granted patent in Israel, protecting various aspects of the alternative process, including the methods of using the apparatus and the apparatus itself.

In February 2022, we filed a provisional application relating to the use of EXPAREL as stellate ganglion blocks for managing cardiac arrhythmia, including electrical storm. In October 2022, we filed a U.S. and a Patent Cooperation Treaty, or PCT, application relating to compositions of matter, processes of making and method of treatment in connection with dexamethasone sodium phosphate-pMVL product. In addition, we also filed a U.S. and a PCT application were filed relating to compositions of matter, processes of making and method of treatment in connection with a high-potency bupivacaine-pMVL product.

Patents and Patent Applications for ZILRETTA

A composition of matter patent has been issued by the USPTO for ZILRETTA, with a patent term into 2031. The USPTO has also issued two patents directed at the methods of manufacturing and using ZILRETTA with patent terms into 2031. Considerable expertise and effort were required to carry out the large body of original work underlying the formulation of ZILRETTA, including experimenting with, and observing the effects of over 50 steroid and poly lactic-co-glycolic acid, or PLGA, formulations. We believe our extensive know-how and trade secrets relating to the manufacturing process for ZILRETTA, including those that relate to precise pharmaceutical release profiles, represent a meaningful entry barrier.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 20

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

In 2022, we had one patent granted in Pakistan, further expanding our global intellectual property portfolio, which includes patents in the U.S., Australia, Canada, China, Europe, Hong Kong, Indonesia, India, Israel, Japan, Malaysia, Mexico, New Zealand, Pakistan, the Philippines, the Russian Federation, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan and Ukraine. These foreign patents cover the composition of matter, methods of manufacturing, and methods of using ZILRETTA and are similar in scope to the protection in the U.S. described above.

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

Additionally, there are several patents and pending patent applications directed to other important aspects of the iovera° technology. For example, patents covering the probe filtration system are set to expire in 2033 and patents on the Smart Tip technology are set to expire between 2034 and 2037. Other patents and applications cover methods of using needles with blunt tips and aspects of cryogenic devices coupled with a neurostimulator for locating nerves and are set to expire between 2035 and 2038. There are eight new utility and design patent families covering now-commercial and developing next-generation technology, which are issued or pending in the North American, European, Japanese, Chinese and Brazilian markets, which could potentially prevent others from using this now-commercial next-generation cryogenic device until at least 2040 for utility patents and 2046 for design patents.

In addition, we also filed several provisional applications in 2022 covering the use of iovera° as stellate ganglion blocks for managing cardiac arrhythmia, including electrical storm.

PCRX-201

In December 2017, Flexion acquired the global rights to PCRX-201 from GQ Bio Therapeutics GmbH (formerly named GeneQuine BioTherapeutics GmbH), including a direct exclusive license of certain foundational patents, patent applications, and other proprietary rights owned by the Baylor College of Medicine, or Baylor, that are related to PCRX-201 for human applications. These patents generally cover the composition of matter and method of use of PCRX-201 in the treatment of OA. In 2019, the USPTO issued U.S. patent No. 10,301,647, which covers the composition of matter and method of use of PCRX-201 in the treatment of OA with a term through January 2033. In addition, the Baylor patents related to PCRX-201 are issued in Europe, with an expiry date in 2032, and in Australia, Canada, China, India, Japan and Eurasia with expiry dates in 2033. We are continuing to prosecute one U.S. Baylor patent application related to PCRX-201. Further, we have entered the national phase in Brazil, China, Europe, Japan and the U.S. based on a PCT application covering composition of matter and effective dosages of PCRX-201 in the treatment of OA in humans, which, if granted, are expected to provide protection until 2040.

We also have a U.S. application and a PCT application covering composition of matter and method of use of PCRX-201 for the treatment of degenerative disc disease (DDD), which, if granted, are expected to provide protection until 2042.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 21

Additional Intellectual Property

We have a PCT application covering composition of matter, method of use, and method of manufacture for formulations of an anesthetic drug of amino amide group (lidocaine, bupivacaine and ropivacaine) formulated in a triblock copolymer component (one or more PLGA-polyethylene glycol-PLGA triblock copolymers), which if converted and granted, is expected to provide protection until 2042.

Trade Secrets and Proprietary Information

Trade secrets play an important role in protecting our pMVL-based products (including EXPAREL) and pipeline, ZILRETTA and iovera° and provide protection beyond patents and regulatory exclusivity. The scale-up and commercial manufacture of pMVL-based and iovera° products involve processes, custom equipment and in-process and release analytical techniques that we believe are unique to us. The expertise and knowledge required to understand the critical aspects of our pMVL manufacturing steps requires knowledge of both traditional and non-traditional emulsion processing and traditional pharmaceutical production, overlaid with all of the challenges presented by aseptic manufacturing. ZILRETTA is also manufactured using custom equipment and proprietary processes with respect to certain of the formulation and manufacturing techniques related to the TA-formulated PLGA microspheres in ZILRETTA, including those that relate to its precise pharmaceutical release profile. The iovera° system relies on custom manufacturing techniques that are able to provide the precision and tight tolerances required for a self-contained handheld cryogenic device. Additionally, the iovera° device includes proprietary software for device operations during cryotherapy treatments.

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
EXPAREL
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
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, a non-steroidal anti-inflammatory drug, or NSAID, is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. EXPAREL also competes with currently marketed non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new formulations of currently available
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 22

opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs. Currently EXPAREL also competes with elastomeric pumps and catheter devices intended to provide bupivacaine over several days and with off-label combinations of other approved analgesics, called “cocktails”, that are combined by compound pharmacies in an attempt to extend the duration of pain control.
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

Government Regulation
In the U.S., prescription drug and medical device products are subject to extensive pre- and post-market regulation by the FDA, including regulations that govern the research, development, testing, manufacturing, distribution, safety, efficacy, approval, labeling, storage, record keeping, reporting, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations. Outside the U.S., prescription drug and medical device products are regulated by comparable agencies (including the EMA and MHRA in the E.U. and U.K., respectively, as well as authorities in Canada and Latin America), laws and regulations. Failure to comply with applicable regulatory requirements may result in, among other things, refusal to approve pending applications, withdrawal of an approval, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, debarment, partial or total suspension of production or withdrawal of the product from the market. Any agency or judicial enforcement action could have a material adverse effect on the Company.
Regulatory Environment
Pharmaceuticals
In the U.S., generally the FDA must approve any new drug, including a new use of a previously approved drug, before marketing of the drug occurs in the U.S. This process generally involves:
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 23

•completion of preclinical laboratory and animal testing and formulation studies in compliance with the FDA’s Good Laboratory Practice regulations;
•submission to the FDA of an investigational new drug, or IND, application for human clinical testing, which must become effective before human clinical trials may begin for unapproved use in the U.S.;
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 24

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

The requirements for drug approval and the clinical trials that approvals are based on are similar in other countries, however each regulatory agency will have differing policies, procedures and processes that we must comply with in each market we wish to sell our products in. There also can be no assurance that approval or utilization of our products will be identical in different jurisdictions. For example, EXPAREL is approved in femoral nerve block for treatment of post-operative pain in adults in Europe, but the FDA has not approved this indication in the U.S. However, based on positive results from our Phase 3 clinical trials of EXPAREL as a femoral nerve block in lower extremity surgeries, we submitted an sNDA to the FDA in January 2023 seeking expansion of the EXPAREL label to include femoral nerve block in the adductor canal and sciatic nerve block in the popliteal fossa, with an anticipated FDA action date under PDUFA in the second half of 2023.
Medical Devices
In the U.S., the Medical Device Amendments of 1976 to the FDCA and its subsequent amendments regulate the design, manufacture and marketing of medical devices. Medical devices that require notification submitted as a 510(k) clearance request must be reviewed and cleared by the FDA before we can begin marketing them. To request 510(k) clearance, we must be able to demonstrate that the medical device is substantially equivalent to a previously cleared and legally marketed 510(k) medical device. Medical devices require extensive clinical testing which consists of safety and efficacy studies, followed by pre-market approval, or PMA, applications for specific surgical indications. The FDA’s Quality System Regulations, or QSRs, set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products. A new indication for 510(k) clearance may or may not require a clinical trial. Expanding the iovera° label to include the treatment of spasticity requires a clinical trial, which we expect to begin in 2023.

Review and Approval Process
Pharmaceuticals
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, sponsors submit the results of product development, preclinical studies and clinical trials to the FDA as part of an NDA requesting approval to market the product for one or more indications. NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things. In addition, 505(b)(2) applications must contain a patent certification for each patent listed in the FDA’s Orange Book that covers the drug referenced in the application and upon which the third-party studies were conducted. For some drugs, regulatory agencies may require Risk Evaluation and Mitigation Strategies, or REMS, which could include medication guides, physician communication plans or restrictions on distribution and use, such as limitations on who may prescribe the drug or where it may be dispensed or administered. Currently, the FDA does not require a REMS for EXPAREL but the EMA and MHRA do.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 25

Under PDUFA, NDA applicants must pay significant NDA user fees upon submission. In addition, manufacturers of approved prescription drug products must pay annual program fees, as we do for EXPAREL and ZILRETTA.
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
Outside the U.S., although timelines vary as do specific regulatory procedures, the same general principals hold, including the potential for a REMS plan which could entail other requirements, including but not limited to patient registries and risk minimization tools.
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

To obtain 510(k) clearance, we must file with the FDA a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. 510(k) clearance for a predecessor device to iovera° was first obtained in March 2009 when the focus of MyoScience was cosmetic applications (i.e. facial wrinkle reduction). MyoScience’s focus shifted to pain management in 2014, and since then there have been a number of advancements that led to three additional 510(k) submissions and clearances to support iovera° and the subsequent growth of the iovera° product line.

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

Section 505(b)(2) New Drug Applications
For pharmaceutical products, as an alternate path to FDA approval, particularly for modifications to drug products previously approved by the FDA, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984 (also known as the Hatch-Waxman Act), and permits the submission of an NDA where at least some of the information required for approval comes from preclinical and/or clinical trials not conducted by or for the applicant. The FDA interprets Section 505(b)(2) of the FDCA to
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 26

permit the applicant to rely upon the FDA’s previous findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any change from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 27

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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 28

the product in those countries. The approval process and requirements vary from country to country, and the time may be longer or shorter than that necessary for FDA approval.
For example, in Europe, there are several tracks for marketing approval for pharmaceuticals, for product approval and post-approval regulatory processes, depending on the type of product for which approval is sought. Under the centralized procedure, a company submits a single application to the EMA. The marketing application is similar to the NDA in the U.S. and is evaluated by the CHMP, the expert scientific committee of the EMA. If the CHMP determines that the marketing application fulfills the requirements for quality, safety and efficacy, it will submit a favorable opinion to the EC. The CHMP opinion is not binding, but is typically adopted by the EC. A marketing application approved by the EC is valid in all E.U. member states and is recognized by the MHRA. The centralized procedure is required for all biological products, orphan medicinal products and new treatments for neurodegenerative disorders, and it is available for certain other products, including those which constitute a significant therapeutic, scientific or technical innovation.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “Affordable Care Act”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. The Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates owed to states by pharmaceutical manufacturers for covered outpatient drugs. The Affordable Care Act also established a new Medicare Part D coverage gap discount program, in which drug manufacturers must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand name drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Substantial new provisions affecting compliance have also been enacted, which may require us to modify our business practices with healthcare practitioners. One such governmental program that was expanded as part of the Affordable Care Act is the 340B Drug Pricing Program, which requires pharmaceutical manufacturers that participate in Medicaid to enter into a pharmaceutical pricing agreement, or PPA, with the Secretary of Health and Human Services, and requires the manufacturer to extend discounts to entities covered under the 340B Drug Pricing Program. The 340B Drug Pricing Program aims to cover entities that have scarce financial resources to be able to reach the U.S.’s most financially vulnerable patient populations. There have been proposed in Congress a number of legislative initiatives regarding healthcare, including possible repeal of the Affordable Care Act. At this time, it remains unclear whether there will be any changes made to the Affordable Care Act. The full impact that the Affordable Care and other new laws will have on our business is uncertain. However, such laws appear likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.
In December 2022, as part of the Consolidated Appropriations Act of 2023, President Biden signed into law the Non-Opioids Prevent Addition in the Nation, or NOPAIN, Act, a federal mandate that requires Medicare to reimburse for non-opioid
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 29

products, such as EXPAREL, used during all surgeries conducted in the ASC or hospital outpatient department (HOPD) setting. Specifically, the NOPAIN Act covers reimbursement for (i) all non-opioid medications indicated to reduce postoperative pain or produce postsurgical regional analgesia without acting upon the body’s opioid receptors; and (ii) all devices used to deliver a therapy or reduce postoperative pain or produce postsurgical or regional analgesia. Any drug or device that qualifies for reimbursement under the NOPAIN Act must have demonstrated the ability to reduce or avoid intraoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The Centers for Medicare and Medicaid Services (CMS) requires time to implement the NOPAIN Act, which is currently expected to take effect beginning in January 2025.
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
Marketing and Data Exclusivity
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 30

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
Regenerative Medicine Advanced Therapies
As part of the 21st Century Cures Act, Congress amended the FDCA to create the RMAT designation. The RMAT designation is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. RMAT covers cell therapies, gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. A sponsor may request that the FDA designate a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. For example, we intend to seek an RMAT designation from the FDA for PCRX-201. The FDA has 60 calendar days to determine whether the criteria are met, including whether there is preliminary clinical evidence indicating the potential to address unmet medical needs for a serious or life-threatening disease or condition. A Biologics License Application (BLA) for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
Healthcare Privacy and Security Laws
We may be subject to, or our marketing activities may be limited by, the Health Insurance Portability and Accountability Act, or HIPAA and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 31

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
Environmental Matters
Our research and development processes and our manufacturing processes involve the controlled use of hazardous materials and chemicals and produce waste products, including pharmaceutical residues. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, including those related to pharmaceutical residues. While we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business. It is also possible that environmental issues may arise in the future which we cannot now predict.
We are working towards improving our sustainable footprint through key practices like waste reduction, water recycling, and using energy efficient equipment where possible. We have a focus on raising awareness and educating our employees on reducing our internal use of consumables and natural resources. In addition, we have a broad range of recycling and waste management initiatives at our manufacturing facilities and corporate offices. For example, at our internal manufacturing facilities we have addressed our use and recycling of paper products, aluminum cans, glass, electronics and plastic, as well as responsible disposal of non-recyclables and effective water management.
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
In 2021 and 2022, we provided support for charitable medical missions in Honduras, Ghana, Zambia, Guatemala, Ecuador, Mexico and India by donating EXPAREL to help support surgeries for patients in need and have also supported the Louisiana State University Opioid Minimization Initiative as well as made a commitment to donate EXPAREL to not-for-profit children’s hospitals each year over the next three years.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 32

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
•Teamwork: The cornerstone of our business success
Corporate Sustainability Report

In January 2023, we published our inaugural Corporate Sustainability Report, or CSR, available on our corporate website. The CSR report contains information about our people, our culture, patient and product safety, our commitment to our communities and opioid-sparing initiatives and our corporate governance and ethics. The foregoing reference to our CSR report is not intended to, nor shall it be deemed to, incorporate information in the CSR report or any other information contained on our corporate website into this Annual Report by reference.

Total Rewards

In order to attract and retain talent, we maintain broad-based benefits that are provided to all employees, including our 401(k) retirement plan with an employer matching contribution made each pay period, employee stock purchase plan, flexible spending accounts, medical, dental and vision care plans, healthcare and dependent care savings accounts, life insurance, short- and long-term disability policies, paid vacation, paid sick time and paid company holidays. Additionally, we reward employees driving significant value creation with a variety of long-term and short-term incentives including a recognition platform, annual performance bonuses, stock options, restricted stock units and a long-term performance cash incentive. We also offer our executives the opportunity to participate in a deferred compensation plan with an employer match. We encourage our employees to give back in their communities and offer one paid day off per year to volunteer. We regularly benchmark our rewards programs, adjusting as needed, to ensure our total rewards are competitive. We are committed to paying all our employees a fair and living wage.

Talent Management

We invest significantly in our future leaders by cultivating their growth and development. We regularly assess and identify our emerging talent and support their development with formal programs including classroom training, executive coaching, mentoring programs and “360-degree feedback” surveys geared towards our high-potential leaders. Many of our leaders participating in these programs advance to higher level positions within the organization. We are committed to soliciting employee feedback throughout their tenure with the organization, to shape organizational culture and to inform our people strategy. We conduct new hire surveys to solicit feedback on employees’ initial experiences with us to help ensure a successful onboarding and accelerate their assimilation into the organization and ability to contribute to our mission. We track turnover and employee engagement among other metrics, and conduct stay and exit interviews to ensure our talent strategy serves our goal of attracting, developing and retaining top talent to serve as our future leaders and stewards of our vision. In addition, we conduct mid-year and annual performance reviews for all employees to ensure regular discussions around performance, progress towards goals and professional development. We offer targeted selection training for interviewers to ensure a consistent methodology applied in identifying and hiring the best candidates for open positions and offer critical skills trainings in live and virtual settings, along with online courses available through our learning platform, including management skills training for people managers, project management and communications training.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 33

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

Diversity, Equity and Inclusion

We are committed to intentionally cultivating a culture of inclusion where all feel welcomed and valued for their backgrounds, perspectives and experiences. We hold one another accountable to promote trust and transparency in support of our communities and collective purpose. In support of our diversity, equity and inclusion vision, we have developed a strategy and multi-year roadmap, prioritizing education and training, and developed a global labor and human rights policy. Our executive team and senior leaders have received Unconscious Bias and Inclusive Leadership training. We list our job postings on state job banks and distribute them to community engaged veteran, minority, women and diversity organizations. We are committed to evaluating our people processes to ensure we are attracting, developing, promoting and retaining diverse talent.

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

Employees

As of December 31, 2022, we had 715 employees, of which 713 are full-time and two are part-time. All of our employees are based in the U.S. except for 13 employees based in England. None of our employees are represented by a labor union, and we consider our current employee relations to be good.

Available Information
Our corporate website is located at www.pacira.com. We file reports and other information with the United States Securities and Exchange Commission, or SEC, as required by the Exchange Act, which are accessible on the SEC’s website at www.sec.gov. We also make available free of charge through our corporate website our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our corporate website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our corporate website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the sections entitled “Investors” and “News,” as a source of information about us. The foregoing references to our corporate website are not intended to, nor shall they be deemed to, incorporate information on our corporate website into this Annual Report by reference, and the inclusion of our website address in this Annual Report is an inactive textual reference only and is not intended to be an active link to our corporate website.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 34

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
We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was first approved by the FDA on October 28, 2011 and commercially launched in April 2012. EXPAREL was approved by the EC (which included the U.K.) on November 16, 2020. During 2022, sales of EXPAREL accounted for 81% of our total revenue, and we expect EXPAREL sales will remain of primary importance for the foreseeable future. We added ZILRETTA to our product portfolio upon completing the Flexion Acquisition in November 2021 and it accounted for 16% of our total revenue in 2022. Our success primarily depends on our ability to continue to effectively commercialize EXPAREL and ZILRETTA. Our ability to effectively generate revenues from EXPAREL and ZILRETTA will depend on our ability to, among other things:
•create further market demand for EXPAREL and ZILRETTA through our marketing and sales activities and other arrangements established for their promotion;
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
Any disruption in our ability to generate revenues from the sale of EXPAREL and ZILRETTA will have a material and adverse impact on our results of operations and financial condition.
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
In addition to our extensive internal efforts, the successful commercialization of EXPAREL requires many third parties, over whom we have no control, to continue to utilize EXPAREL. These third parties include physicians and hospital pharmacy and therapeutics committees (“P&T committees”). Generally, before we can attempt to sell EXPAREL in a hospital, EXPAREL must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s P&T committee. A hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including the review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 35

staff. The frequency of P&T committee meetings at hospitals varies considerably, and P&T committees often require additional information to aid in their decision-making process. Therefore, we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring EXPAREL for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add EXPAREL to the formulary, or to implement restrictions on the usage of EXPAREL or to encourage use of a lower cost dose than a surgeon or anesthesiologist would otherwise choose in order to control costs. We cannot guarantee that we will be successful in obtaining the approvals we need from enough P&T committees quickly enough to optimize hospital sales of EXPAREL. Even if we obtain hospital formulary approval for EXPAREL, physicians must still prescribe EXPAREL for its commercialization to be successful.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 36

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
ZILRETTA is a physician-administered product, and therefore physicians are required to purchase and manage the inventory of ZILRETTA, prior to administering the product to patients. Physicians obtain reimbursement for ZILRETTA from the applicable third-party payer, such as Medicare or a health insurance company, only after it has been administered to patients. This is called a “buy and bill” process. Because physicians are at financial risk for the cost of a “buy and bill” product until they have been reimbursed, concerns about reimbursement can impact a physician’s decision to use the product. The future growth of ZILRETTA depends on the availability of coverage and adequate reimbursement from third-party payers, including commercial payers, governmental healthcare programs, such as Medicare and Medicaid and managed care organizations, among others. EXPAREL reimbursement is subject to the same considerations in the ASC setting.
Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payers to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from third-party payers are critical to product acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor drug products when more established or lower cost therapeutic alternatives are already available or subsequently become available. The resulting reimbursement payment rates for EXPAREL and ZILRETTA might not be adequate or may require co-payments that patients find unacceptably high. If coverage and reimbursement for EXPAREL and ZILRETTA are not available or only available at limited levels, we may not be able to successfully commercialize EXPAREL and ZILRETTA, which could have a material adverse effect on our business, results of operations and financial condition.
We face significant competition from other pharmaceutical, medical device and biotechnology companies. Our operating results will suffer if we fail to compete effectively.
The pharmaceutical, medical device and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our major competitors include organizations such as major multinational pharmaceutical and medical device companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as larger research and development staff, more extensive marketing, distribution, sales and manufacturing organizations and experience, more extensive clinical trial and regulatory experience, expertise in prosecution of intellectual property rights and access to development resources like personnel and technology. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis technologies, drug products and medical devices that are more effective or less costly than EXPAREL, ZILRETTA, iovera° or any product candidate that we are currently developing or that we may develop, license or acquire, which could render our products obsolete and noncompetitive or significantly harm the commercial opportunity for EXPAREL, ZILRETTA, iovera° or any of our product candidates.
As a result of these factors, our competitors may obtain patent protection or other intellectual property rights that may limit our ability to develop other indications for, or commercialize, EXPAREL, ZILRETTA, iovera° or any of our product candidates. Our competitors may also develop drugs or medical devices that are safer, more effective, useful or less costly than ours and may be more successful than us in manufacturing and marketing their products.
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an NSAID, is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. EXPAREL also faces competition from currently marketed non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. EXPAREL also competes with elastomeric pumps and catheter devices intended to provide bupivacaine over several days and with off-label combinations of other approved analgesics, called “cocktails”, that are combined by compound pharmacies in an attempt to extend the duration of pain control. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, novel opioids, new
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 37

formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs. EXPAREL also competes with elastomeric bags and catheter devices intended to provide bupivacaine over several days.
ZILRETTA competes with immediate-release steroids and HA-containing products, as well as stem cell and PRP injections. Immediate-release TA and other injectable immediate-release steroids, which are the current IA standard of care for OA pain, are available in generic form and are therefore relatively inexpensive compared to the pricing for ZILRETTA. These generic steroids also have well-established market positions and familiarity with physicians, healthcare payers and patients. Although we believe the proven and extended pain relief evidenced in clinical trials demonstrate that ZILRETTA represents a clinically meaningful and highly efficacious option, it is possible that we will receive data from additional clinical trials or in a post-marketing setting from physician and patient experiences with the commercial product that does not continue to support such interpretations.
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
In addition to our internal marketing and sales efforts, we have entered into agreements with third-party distributors to promote and sell EXPAREL in certain territories. For example, we previously had a co-promotion agreement with DePuy Synthes to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market which we terminated effective January 2021. Additionally, in March 2020, Flexion entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd. for the development and commercialization (other than manufacturing) of ZILRETTA in Greater China. In July 2022, we submitted a letter to HK Tainuo associated with this license agreement seeking a mutual decision to end the licensing agreement and made a $13.0 million termination payment to HK Tainuo in January 2023. For more information, see Note 20, Commitments and Contingencies, to our consolidated
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 38

financial statements included herein. There can be no assurance that such distributors and promoters will be successful in marketing and promoting our products.
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
We have entered into agreements with third-party service providers to perform a variety of functions related to the sale and distribution of EXPAREL, ZILRETTA and iovera°, key aspects of which are out of our direct control. These service providers provide key services related to customer service support, warehousing and inventory program services, distribution services, contract administration and chargeback processing services, accounts receivable management and cash application services, financial management and information technology services. In addition, our finished goods inventory is stored at three warehouses maintained by two service providers. We substantially rely on these providers as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.
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
As of December 31, 2022, we had 715 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL, ZILRETTA, iovera° or any of our product candidates or products we acquire. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly in marketing positions, due to competition for personnel among pharmaceutical and medical device businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:
•continue the hiring and training of an effective commercial organization for the commercialization of EXPAREL, ZILRETTA and iovera°, and establish appropriate systems, policies and infrastructure to support that organization;
•continue to establish and maintain effective relationships with distributors and commercial partners for the promotion and sale of our products;
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 39

•ensure that our distributors, partners, suppliers, consultants and other service providers successfully carry out their contractual obligations, provide high quality results and meet expected deadlines;
•manage our development efforts and clinical trials effectively;
•expand our manufacturing capabilities and effectively manage our co-production arrangements with Thermo Fisher and Carlisle;
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
We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical, medical device and other businesses, as well as universities, non-profit research organizations and government entities, particularly in and around Tampa, Florida; San Diego, California; northern New Jersey and Houston, Texas. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
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
Competition for highly skilled personnel, including management and commercial, scientific and clinical personnel, is extremely competitive, particularly in and around Tampa, Florida; San Diego, California; northern New Jersey and Houston, Texas. While we permit remote work arrangements, which allows us to recruit employees outside of the geographic areas we operate in, we have experienced—and may continue to experience—some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing policies. We periodically review our compensation levels to ensure they remain competitive and have increased them when we believe market conditions warrant it. We may need to further increase our existing compensation levels in response to competition or labor shortages, which would increase our operating costs and reduce our margins. Furthermore, a sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, caused by the ongoing COVID-19 pandemic or as a result of general macroeconomic factors, could lead to increased costs, which could negatively affect our ability to efficiently operate our overall business and have other adverse effects on our results of operations and financial condition. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in our industry, often consider the value of any stock-based compensation they may receive in connection with their employment. Any significant volatility in the price of our common stock may adversely affect our ability to attract or retain highly skilled technical, financial and marketing personnel.
We face potential product liability exposure, and if successful claims are brought against us, we may incur substantial liability for EXPAREL, ZILRETTA, iovera° or any product candidates that we may develop and may have to limit their commercialization.
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
•costs of any related litigation;
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 40

•substantial monetary awards to patients or other claimants;
•diversion of management attention;
•withdrawal of clinical trial participants and potential termination of clinical trial sites or entire clinical programs; and
•the inability to commercialize our products and/or product candidates.
We have obtained limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer, including our indemnification obligations to other parties. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage on acceptable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of additional commercial products upon regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical devices that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause the price of our common stock to fall and, if judgments exceed our insurance coverage, could decrease our cash balance and adversely affect our business.
If we fail to manufacture our products in sufficient quantities and at acceptable quality and pricing levels, or to fully comply with CGMP regulations, we may face delays in the commercialization of these products or be unable to meet market demand, and may lose potential revenues.
The manufacture of our products requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process controls and the use of specialized processing equipment. We must comply with federal, state and foreign regulations, including the FDA’s regulations governing CGMP, enforced by the FDA through its facilities inspection program and by similar regulatory authorities in other jurisdictions where we do business. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. The FDA or similar foreign regulatory authorities at any time may implement new standards or change their interpretation and enforcement of existing standards for manufacture, packaging or testing of our products. Any failure by us or our manufacturing partners to comply with applicable regulations may result in fines and civil penalties, suspension of production, product seizure or recall, operating restrictions, imposition of a consent decree, modification or withdrawal of product approval or criminal prosecution and would limit the availability of our product. Any manufacturing defect or error discovered after products have been produced and distributed also could result in significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and the potential for product liability claims.
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
If we are unable to produce the required commercial quantities of our products to meet market demand those products on a timely basis or at all, or if we fail to comply with applicable laws for the manufacturing of our products, we will suffer damage to our reputation and commercial prospects, we will lose potential revenues and we may be required to expend significant time and resources to resolve any such issues.
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
The build-up or other expansion of our internal manufacturing capabilities for EXPAREL production at our Science Center Campus in San Diego, California and co-production capabilities for EXPAREL and ZILRETTA at Thermo Fisher’s Swindon, England site, exposes us to significant up-front fixed costs. If market demand for our products does not align with our expanded manufacturing capacity, we may be unable to offset these costs or achieve economies of scale, and our operating results may be adversely affected as a result of high operating expenses. Alternatively, if we experience demand for our products in excess of our estimates, our facilities may be insufficient to support higher production volumes, which could harm our customer relationships and overall reputation. Our ability to meet such excess demand could also depend on our ability to raise additional capital and effectively scale our manufacturing operations.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 41

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
In addition to expanding our internal manufacturing facilities, we may enter into arrangements with third parties to supply, manufacture, package, test and/or store EXPAREL, ZILRETTA, iovera° or our product candidates, such as our manufacturing arrangements with Thermo Fisher and Carlisle. Entering into such arrangements requires testing and compliance inspections, regulatory agency approvals and development of the processes and facilities necessary for the production of our products. Such arrangements also involve additional risks, many of which would be outside of our control. Such risks include disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of such third-party manufacturers to comply with CGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing processes, loss of control of our complex manufacturing processes, inabilities to fulfill our commercial needs and financial risks in connection with our investment in setting up a third-party manufacturing process, such as the substantial capital outlays that were required by us to assist in setting up our manufacturing process at Thermo Fisher’s facility in Swindon, England..
If we are unable to timely achieve and maintain satisfactory production yields and quality, whether through our internal manufacturing capabilities or arrangements with contract manufacturers, our relationships with customers and our reputation may be harmed and our revenues could decrease.
Our inability to continue manufacturing adequate quantities of our products could result in a disruption in the supply to our customers and partners, which could have a material adverse impact on our business and results of operations.
EXPAREL is currently manufactured at our facilities in San Diego, California; both EXPAREL and ZILRETTA are currently manufactured at the Thermo Fisher facility in Swindon, England and iovera° is currently manufactured at our facilities in San Diego, California and at the Carlisle facility in Tijuana, Mexico. These facilities are the only currently approved sites in the world for manufacturing EXPAREL, ZILRETTA and iovera°. We may experience temporary or prolonged suspensions in production of our products due to issues in our manufacturing process that must be remediated or in response to inspections conducted by the FDA or similar foreign regulatory authorities, which could have a material adverse effect on our business, financial position and results of operations.
Our San Diego facility in California, the Thermo Fisher facility in Swindon, England and the Carlisle facility in Tijuana, Mexico are also subject to the risks of a natural or man-made disaster, including earthquakes, floods and fires, or other business disruptions. In addition, we have obtained limited property and business interruption insurance coverage for our manufacturing sites in San Diego, England and Mexico. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for EXPAREL, ZILRETTA or iovera° if there were a catastrophic event or failure of our current manufacturing systems. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, would be very time consuming and could be expensive. An inability to continue manufacturing adequate supplies of EXPAREL, ZILRETTA or iovera° at our facilities could result in a disruption in the supply of these products to our customers and partners and a breach of our contractual obligations to such counterparties.
Our co-production and other agreements with Thermo Fisher may involve unanticipated expenses and delays.
We and Thermo Fisher have entered into a Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement. Under these agreements, Thermo Fisher undertook certain technical transfer activities and construction services to prepare their Swindon, England facility for the manufacture of EXPAREL in two dedicated manufacturing suites, of which the first suite received FDA approval in May 2018 and began commercial production in February 2019. In August 2021, the second EXPAREL suite received FDA approval and began commercial production. We agreed with Thermo Fisher, among other things, to provide them with the process equipment necessary to manufacture EXPAREL in these suites.
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
The Thermo Fisher facilities required regulatory approval prior to any production and manufacturing of EXPAREL and ZILRETTA. While we have anticipated and budgeted for additional capital expenditures associated with the Thermo Fisher
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 42

suites for both EXPAREL and ZILRETTA, if the Thermo Fisher suites do not maintain their regulatory approvals (or fail to receive any additional regulatory approvals that may be needed in the future), this could have a material adverse effect on our business, financial position and results of operations.
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
We purchase certain raw materials and equipment from various suppliers in order to manufacture our products. The acquisition of certain materials may require considerable lead times, and our ability to source such materials is also dependent on logistics providers. If we are unable to source the required raw materials and equipment on a timely basis or receive materials that do not meet our specifications, we may experience delays in manufacturing, which would have a material and adverse impact on our results of operations and financial condition as well as not being able to meet our customers’ or partners’ demands for our products. Additionally, we have some single sources of supply for certain materials and equipment used in our manufacturing processes. Should the need arise to qualify additional suppliers or change suppliers, we could bear substantial costs and could fail to maintain adequate production levels to meet demand for our products. In addition, we and our third-party suppliers must comply with federal, state and foreign regulations, including CGMP regulations, and any failure to comply with applicable regulations, or failure of government agencies to provide necessary authorizations, may harm our ability to manufacture and commercialize our products on a timely and competitive basis, which could result in decreased product sales and lower revenues.
As the global impact of COVID-19 continues, we may experience additional disruptions that could severely impact our supply chain, which would disrupt our clinical trials and commercialization efforts. To the extent that our vendors are unable to comply with their obligations under our agreements or cannot deliver goods or services timely, our ability to continue meeting commercial demand for our products or advancing development of our product candidates may become impaired. Furthermore, raw materials and supplies needed to manufacture COVID-19 vaccines have been backed by government mandate orders, impacting our suppliers’ ability to supply critical raw materials for our products.
Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.
We rely on international shipping to receive certain raw materials and to transport our products to their various geographic markets. Delays in shipping may cause us to use more expensive expedited freight methods to ship our products or receive raw materials. The ongoing COVID-19 pandemic and related governmental actions have also caused delays in shipments. During the year ended December 31, 2022, we experienced increased lead-times for obtaining raw materials, including those caused by temporary closures and worker shortages. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in further increases in freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand and strained relationships with customers—including wholesalers. Failure to adequately procure raw materials or equipment or produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand and strained relationships with our customers—including wholesalers. Despite our actions to mitigate these impacts, we may still be impacted by global logistics challenges in 2023.
Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.
Our operations have been, and may continue to be, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times and increased freight costs caused, in part, by the COVID-19 pandemic, the uncertain economic environment and macroeconomic trends. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 43

revenues and market share. We expect the situation to remain fluid as any deterioration in circumstances related to COVID-19 variants occur, as foreign exchange rates fluctuate and as inflationary pressure continues.
Our future growth depends—in part—on our ability to identify, develop, acquire or in-license products and if we do not successfully identify, develop, acquire or in-license related product candidates or integrate them into our operations, we may have limited growth opportunities.
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
•incurrence of substantial debt or dilutive issuances of securities to pay for the development, acquisition or in-licensing of new products;
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
The industry in which we compete is characterized by rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, evolving industry standards and new delivery methods. In order to remain competitive, we have made, and expect to continue to make, significant investments in research and development. If we fail to develop new and enhanced products and technologies, if we focus on products and technologies that do not become widely adopted, or if new competitive products and technologies that we do not support become widely accepted, demand for our products may be reduced. Increased investments in research and development or unsuccessful research and development efforts could cause our cost structure to fall out of alignment with demand for our products, which would have a negative impact on our financial results.
Our business involves the use of hazardous materials and we must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our manufacturing activities involve the controlled storage, use and disposal of hazardous materials, including the components of our products, product candidates and other hazardous compounds. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling, release and disposal of, and exposure to, these hazardous
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 44

materials. Violation of these laws and regulations could lead to substantial fines and penalties. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials or unintended failure to comply with these laws and regulations. In the event of an accident or failure to comply with these laws and regulations, federal, state or local authorities may curtail our use of these materials and interrupt our business operations. In addition, we could become subject to potentially material liabilities relating to the investigation and cleanup of any contamination, whether currently unknown or caused by future releases.
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
Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate(s) and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority.
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
All of our drug and medical device products are prone to the risks of failure inherent in development. Clinical trials of new drug and medical device products sufficient to obtain regulatory approval are expensive and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process which could delay or prevent us from receiving regulatory approval or commercializing our products. In addition, the results of preclinical studies and early stage clinical trials of our products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our products is promising, such data may not be sufficient to support approval by regulatory agencies. Preclinical and clinical data can be interpreted in different ways, and results generated in our completed clinical trials do not ensure that any future clinical trials will be successful or consistent with the results generated in previous trials.
Accordingly, regulatory authorities could interpret such data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval. Regulatory authorities, our institutional review boards, our contract research organizations, or CROs, or we ourselves may suspend or terminate our clinical trials for our drug products and medical devices. Any failure or significant delay in completing clinical trials for our drug products or medical devices, or in receiving regulatory approval for the sale of any of our drugs or medical devices, may severely harm our business and reputation. Even if we receive regulatory approvals, our drug and medical device products may later exhibit adverse effects that may limit or prevent their widespread use, may cause a regulatory authority to revoke, suspend or limit their approval, or may force us to withdraw products derived from those drug or medical device products from the market.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 45

Our dependence on contract research organizations could result in delays in and additional costs for our drug development efforts.
We may rely on CROs to perform preclinical testing and clinical trials for drug candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement CRO to perform any of our preclinical testing or clinical trials, we may not be able to find a suitable replacement on favorable terms, if at all. Even if we were able to find another CRO to perform a preclinical test or clinical trial, any material delay in a test or clinical trial may result in significant additional expenditures that could adversely affect our operating results. Events such as these may also delay regulatory approval for our drug candidates or our ability to commercialize our products.
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

Our clinical trials may be delayed or terminated due to the inability of our clinical investigators to enroll enough qualified patients. Patient enrollment depends on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the trial. If our clinical investigators and clinical sites fail to enroll a sufficient number of patients in our clinical trials or fail to enroll them on our planned schedule, we may face increased costs, delays or termination of the trials, which could delay or prevent us from obtaining regulatory approvals for our product candidates.

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
From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. See Note 20, Commitments and Contingencies, to our consolidated financial statements included herein for information about our legal proceedings. An unfavorable outcome in these or other proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees. In addition, if our stock price is volatile, we may become involved in additional securities class action lawsuits in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.
For more information about our legal proceedings, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 46

Regulatory Risks

Our business could be materially adversely affected if a regulatory or enforcement agency determines that we are promoting or have in the past promoted the “off-label” use of our products.
The marketing, labeling, advertising and promotion of prescription drugs and medical devices is strictly regulated. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. According to these regulations, companies may not promote drugs or medical devices for “off-label” uses—that is—uses that are not consistent with the product’s labeling and that differ from those that were approved by the FDA, EMA, MHRA or other regulatory agency. For example, the FDA-approved label for EXPAREL does not include an indication in obstetrical paracervical block anesthesia. In addition to the FDA approval required for new formulations or device enhancements, any new indication for an approved product also requires FDA approval. If we are not able to obtain regulatory approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.

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

For example, in September 2014, we received a warning letter from the FDA’s Office of Prescription Drug Promotion (OPDP) pertaining to certain promotional aspects of EXPAREL. We took actions to immediately address the FDA’s concerns and minimize further disruption to our business. Ultimately, however, in September 2015, we, along with two independent physicians, filed a lawsuit in federal court against the FDA and other governmental defendants seeking to exercise our lawful rights to communicate truthful and non-misleading information about EXPAREL. The complaint outlined our belief that the FDA’s warning letter received in September 2014 and regulations restricting our truthful and non-misleading speech about EXPAREL violated the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit sought a declaration and injunctive relief to permit us to promote EXPAREL consistent with its approved indication and pivotal trials that supported FDA approval. On December 15, 2015, we announced that the FDA had formally withdrawn the September 2014 Warning Letter via a “Rescission Letter,” and that the FDA and Pacira had reached an amicable resolution of the lawsuit. As part of the resolution of this matter, the FDA confirmed that EXPAREL was broadly approved for “administration into the surgical site to produce postsurgical analgesia” in a variety of surgeries not limited to those studied in its pivotal trials. The FDA also approved a labeling supplement for EXPAREL that further clarified that EXPAREL was not limited to any specific surgery type or site, that the proper dosage and administration of EXPAREL is based on various patient and procedure-specific factors, that there was a significant treatment effect for EXPAREL compared to placebo over the first 72 hours in the pivotal hemorrhoidectomy trial and that EXPAREL may be admixed with bupivacaine, provided certain medication ratios are observed. The Warning Letter and labeling supplement only applied to the infiltration indication that was approved at that time, and does not apply to the interscalene brachial plexus nerve block indication subsequently approved in April 2018. We and the FDA agreed that, in future interactions, the parties will deal with each other in an open, forthright and fair manner.

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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 47

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
The FDA, as a condition of the EXPAREL NDA approval on October 28, 2011, has required us to study EXPAREL in pediatric patients as a post-marketing requirement. We have agreed to a trial timeline where we will study successive pediatric patient subpopulations. In December 2019, we announced positive results for our extended pharmacokinetic and safety study for local analgesia in children aged 6 to 17 undergoing cardiovascular or spine surgeries. Those positive results provided the foundation for an sNDA submission which was approved by the FDA in March 2021. Additionally, we are in negotiations with the FDA and EMA for clarity on other pediatric study obligations for children aged zero to less than six years old. These trials will be expensive and time consuming and we are required to meet the timelines for submission of protocols and data and for completion as agreed with the FDA and EMA, and we may be delayed in meeting such timelines. We are required to conduct these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective. The failure to conduct these pediatric trials or to meet applicable deadlines could result in the imposition of sanctions, including, among other things, issuance of warnings letters or imposition of seizures or injunctions. For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
In the U.S., before we are able to market a new medical device, or a new use, claim for, or significant modification to an existing medical device, we generally must first receive clearance or approval from the FDA and certain other regulatory authorities. Many foreign jurisdictions outside the U.S. also require clearance, approval or compliance with certain standards before a medical device or other product can be marketed. The process of obtaining regulatory clearances and approvals to market a medical device can be costly, time consuming, involve rigorous preclinical and clinical testing, require changes in products or result in limitations on the indicated uses of products. There can be no assurance that these clearances and approvals will be granted on a timely basis, if at all. In addition, once a medical device has been cleared or approved, a new clearance or approval may be required before the medical device may be modified, its labeling changed or marketed for a different use. Medical devices are cleared or approved for one or more specific intended uses and promoting a device for an off-label use could result in government enforcement action. Furthermore, a product approval or clearance can be withdrawn or limited due to unforeseen problems with the medical device or issues relating to its application. The regulatory clearance and approval process may result in, among other things, delayed, if at all, realization of product net sales, substantial additional costs and limitations on the types of products we may bring to market or their indicated uses, any one of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 48

risk evaluation and mitigation strategy, denial, suspension or withdrawal of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating revenues from the sale of EXPAREL, ZILRETTA, iovera° or any product candidate.
For example, the side effects observed in the EXPAREL clinical trials completed to date include nausea and vomiting. In addition, the class of drugs that EXPAREL belongs to has been associated with nervous system and cardiovascular toxicities at high doses. We cannot be certain that these side effects and others will not be observed in the future, or that regulatory authorities will not require additional trials or impose more severe labeling restrictions due to these side effects or other concerns. The active component of EXPAREL is bupivacaine, and bupivacaine infusions have been associated with the destruction of articular cartilage, or chondrolysis. Chondrolysis has not been observed in clinical trials of EXPAREL, but we cannot be certain that this side effect will not be observed in the future.
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
•sales of the product may be significantly decreased versus projected sales;
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
We and our customers are subject to extensive regulation by the federal government, and the governments of the states and foreign countries in which we may conduct our business. In the U.S., the laws that directly or indirectly affect our ability to operate our business include the following:
•the Federal Anti-Kickback Law, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration—directly or indirectly—in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service for which payment may be made under federal health care programs such as Medicare and Medicaid;
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 49

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
The manufacturing techniques and facilities used for the manufacture and supply of our products must be operated in conformity with CGMP and other FDA, EMA and MHRA regulations, including potentially prior regulatory approval. In addition, any expansion of our existing manufacturing facilities or the introduction of any new manufacturing facilities, including the manufacturing suites at the Thermo Fisher and Carlisle facilities, also require conformity with CGMP and other FDA, EMA and MHRA regulations. In complying with these requirements, we, along with our co-production partners and suppliers, must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that our products meet applicable specifications and other requirements for safety, efficacy and quality. In addition, we, along with our co-production partners and suppliers, are subject to unannounced inspections by the FDA, EMA, MHRA and other regulatory authorities.
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
•fines and other monetary penalties;
•criminal prosecutions; and
•unanticipated expenditures.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 50

If the government or third-party payers fail to provide adequate coverage and payment rates for EXPAREL, ZILRETTA, iovera° or any future products, or if hospitals or ASCs choose to use alternative therapies that are less expensive, our revenue and prospects for profitability will be limited.
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
Third-party payers, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. For example, the 340B Drug Pricing Program requires pharmaceutical manufacturers that participate in Medicaid to enter into a PPA with the Secretary of Health and Human Services. Under the PPA, the manufacturer agrees to provide front-end discounts on covered outpatient drugs purchased by specified providers, called “covered entities,” that serve the nation’s most vulnerable patient populations. Any expansion of such covered entities or changes to the Medicaid rebate formula may cause the required 340B discount to increase, resulting in increased revenue leakage.
Additionally, third-party payers may limit the indications or circumstances for which our products will be reimbursed to a smaller set of indications or circumstances than we believe is appropriate. In addition, in the U.S., no uniform policy of coverage and reimbursement for drug or medical device products exists among third-party payers. Therefore, coverage and reimbursement for drug products can differ significantly from payer to payer.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 51

approved may be limited or there may be specific warnings or limitations on dosing, and our efforts to commercialize EXPAREL, ZILRETTA or iovera° may be otherwise adversely impacted.
Risks Related to Intellectual Property
The patents and the patent applications that we have covering our pMVL products are limited to specific injectable formulations, processes and uses of drugs encapsulated in our pMVL drug delivery technology and our market opportunity for our product candidates may be limited by the lack of patent protection for the active ingredient itself and other formulations and delivery technologies and systems that may be developed by competitors.
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

In December 2021, we received a second Notice Letter advising that eVenus submitted to the FDA an amendment to its ANDA with a Paragraph IV Certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (133 mg/10 mL) in the U.S. prior to the expiration of the ’495 patent. In the Notice Letter, eVenus also advised that it submitted a Paragraph IV Certification to the FDA seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL and 133 mg/10 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,179,336 (the ’336 patent). eVenus further alleges in the Notice Letter that both the ’495 patent and the ’336 patent are invalid and/or not infringed.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 52

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

These litigations are in their early stages, and we are unable to predict their outcome at this time.
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
Furthermore, the earliest patent family for iovera° is scheduled to expire in 2025, thereby opening the door for competitors to copy some of our early technology. This early patent family is primarily focused on treating cosmetic defects that are no longer the focus of iovera°, but the underlying technology is nonetheless relevant enough for there to be appreciable overlap.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 53

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
Some of our older patents have already expired. In the case of EXPAREL, the European and U.S. patents protecting the formulation of EXPAREL expired in 2018. An existing formulation patent for EXPAREL expired in November 2013. An existing formulation patent for EXPAREL expired in the U.S. in 2013 and its equivalents in Canada, Germany, France, Spain, Italy and the U.K. expired in 2014. In Europe, manufacturers qualify for 8 years of data exclusivity upon marketing authorization approval and an additional two years of market exclusivity, for a total of 10 years of regulatory exclusivity. Our earliest patent family for iovera° is scheduled to expire in 2025. Once our patents covering EXPAREL, ZILRETTA and iovera° have expired, we will be more reliant on trade secrets to protect against generic competition.
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
In order to protect the goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the “Pacira”, “EXPAREL”, “ZILRETTA” and “iovera°” marks with the USPTO. A third-party may assert a claim that one of our marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or objections by the FDA or other regulatory agency could force us to select a new name for one of our product candidates, which could cause us to incur additional expense or delay the commercialization of such product.
If we fail to obtain or maintain patent, trade secret and/or trademark protection for EXPAREL, ZILRETTA, iovera°, our pMVL drug delivery technology or any product candidate that we may develop, license or acquire, third parties could use our proprietary information, which could impair our ability to compete in the market and adversely affect our ability to generate revenues and remain profitable.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 54

If we are sued for infringing the intellectual property rights of third parties, it will be costly and time consuming, and an unfavorable outcome in any litigation would harm our business.
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
•if a license is available from a patent holder, we may have to pay substantial royalties or grant cross licenses to our patents; and
•redesigning our processes so they do not infringe, which may not be possible or could require substantial expenditures and time.
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
Risks Related to our Financial Condition, Indebtedness and our Common Stock
Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the Term Loan (as defined below), the 0.750% convertible senior notes due 2025, or 2025 Notes, issued in our private offering completed on July 10, 2020, and Flexion’s 3.375% Convertible Senior Notes due 2024, or Flexion 2024 Notes, and, together with the 2025 Notes, the Notes, each as described below, or to make cash payments in connection with any conversion of the 2025 Notes or Flexion 2024 Notes (if applicable) depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

On December 7, 2021, we entered into a credit agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the initial lender. The Credit Agreement provides for a single-advance term loan B facility in the principal amount of $375.0 million (the “Term Loan”), which is secured by substantially all of our and any subsidiary
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 55

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

On May 2, 2017, Flexion issued an aggregate of $201.3 million principal amount of Flexion 2024 Notes, and entered into an indenture, or Flexion 2024 Notes Indenture, as supplemented to date, with respect to the Flexion 2024 Notes, and, together with the 2025 Indenture, the Indentures. The Flexion 2024 Notes accrue interest at a fixed rate of 3.375% per year, payable semiannually in arrears on May 1 and November 1 of each year. As a result of the Flexion Acquisition, holders of the Flexion 2024 Notes became entitled to certain Flexion Acquisition-related conversion and repurchase rights. Following the expiration of a Fundamental Change Company Notice and Offer to Purchase the Flexion 2024 Notes in January 2022, there were $8.6 million aggregate principal amount of Flexion 2024 Notes outstanding. For more information, see Note 11, Debt, to our consolidated financial statements included herein. In addition, as a result of the Flexion Acquisition and as discussed in more detail below, any future conversion rights are subject to the occurrence of any future events giving rise to such conversion rights under the Flexion 2024 Notes Indenture. The Flexion 2024 Notes mature on May 1, 2024.
As of December 31, 2022, our total consolidated gross indebtedness was $708.0 million, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $296.9 million of principal outstanding on the Term Loan and $8.6 million of principal outstanding on the Flexion 2024 Notes. See Note 11, Debt, to our consolidated financial statements included herein for more information. Additionally, our subsidiaries had no indebtedness (excluding trade payables, intercompany liabilities and income tax-related liabilities).
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
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We have the option to pay the principal in cash, shares of our common stock, or any combination thereof. While it is our intention to pay the principal in cash, upon conversion of the Notes we will be required to make cash payments for each $1,000 in principal amount
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 56

of Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. The Credit Agreement limits—and any credit facility or other agreement that we may enter into may limit our ability to make cash payments at the time of a fundamental change or upon conversion of the Notes. Further, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the applicable indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our Credit Agreement or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
Our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Credit Agreement and the Notes.
As of December 31, 2022, our total consolidated gross indebtedness was $708.0 million, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $296.9 million of principal outstanding on the Term Loan and $8.6 million of principal outstanding on the Flexion 2024 Notes. See Note 11, Debt, to our consolidated financial statements included herein for more information. Subject to the limits contained in the Credit Agreement and the Indentures, we may be able to incur substantial additional debt from time to time. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences, including the following:
• making it more difficult for us to meet our obligations with respect to our debt;
• limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate purposes;
• requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for future working capital, capital expenditures, acquisitions or other general corporate purposes;
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
As of December 31, 2022, our total consolidated gross indebtedness was $708.0 million, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $296.9 million of principal outstanding on the Term Loan and $8.6 million
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 57

of principal outstanding on the Flexion 2024 Notes. See Note 11, Debt, to our consolidated financial statements included herein for more information on our indebtedness.
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
Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 27, 2023, the trading prices of our stock have ranged from $6.16 to $121.95 per share.
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
•general economic and market conditions and overall fluctuations in U.S. equity markets and the impact of macroeconomic developments, such as general political, health and economic conditions, economic slowdowns, recessions, inflation, rising interest rates and the tightening of credit markets;
•increased interest rates and their generally negative effect on U.S. equity markets;
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 58

•evolving investor expectations and concerns regarding environmental, social and corporate governance issues; and
•the other factors described in this “Risk Factors” section.
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
In the future, we may sell additional shares of our common stock to raise capital. Except under limited circumstances, we are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of our common stock or convertible securities, including upon exercise of our outstanding options, vesting of our restricted stock units or otherwise, will dilute the ownership interest of our common stockholders. In addition, our stockholders that own 5% or more of the Company may sell a substantial number of their shares in the public market, which could also affect the market price for our common stock. We cannot predict the size of future sales or issuances of our common stock or the effect, if any, that they may have on the market price for our common stock. The issuance and/or sale of substantial amounts of common stock, or the perception that such issuances and/or sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale or issuance of additional equity or debt securities.
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
Changes in global economic conditions, including, but not limited to, those driven by inflation, may adversely affect spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations and cash flows.
Uncertainty about current and future global economic conditions and inflation may cause patients to defer or cancel medical procedures. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, increased labor costs, declines in asset values, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues like the COVID-19 pandemic, or other economic factors, certain of which effects, including cost inflation, we experienced in 2022 and expect to continue to experience in 2023.
If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors, among others, could have a material adverse effect on our financial condition, results of operations and cash flows:
•Changes in foreign currency exchange rates relative to the U.S. dollar.
•Slower consumer spending that may result in our inability to maintain or increase our sales to new and existing customers, reduce patient volumes, cause reduced product orders or product order delays or cancellations from wholesale accounts that are directly impacted by fluctuations in the broader economy, difficulties managing inventories, higher discounts and lower product margins.
•A decrease in liquidity or credit available to our customers, product suppliers and other service providers.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 59

•If our customers experience diminished liquidity, we may experience a reduction in product orders, an increase in customer order cancellations, and/or the need to extend customer payment terms, which could lead to larger balances and delayed collection of our accounts receivable, reduced cash flows, greater expenses for collection efforts and increased risk of nonpayment of our accounts receivable.
•If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Furthermore, even if we are able to raise the prices of our products, consumers might react negatively to such price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales.
Certain of the foregoing could also result in lower levels of healthcare insurance coverage and/or depress consume confidence, any of which could limit the ability of some customers to purchase our products and reduce consumer spend on certain elective medical procedures in both the short- and medium-term.
The U.S. Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may also increase economic uncertainty and negatively affect consumer spending. Similarly, the ongoing war in Ukraine has created extreme volatility in the global capital markets and is expected to continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner, or on favorable terms, more costly or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.
Cumulatively, we have incurred significant losses since our inception and may incur additional losses in the future.
To date, we have focused primarily on developing and commercializing EXPAREL, and have since acquired iovera° and ZILRETTA. We recorded net income of $15.9 million, $42.0 million and $145.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, we had an accumulated deficit of $148.8 million. Prior losses, among other things, have had an adverse effect on stockholders’ equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we incur significant sales, marketing and manufacturing expenses, as well as continued development expenses related to the commercialization of EXPAREL, ZILRETTA and iovera°. As a result, we had not been profitable prior to 2015 and were not again until 2020. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products and medical devices, we are unable to predict the extent of future losses, if any.
A material impairment in the carrying value of our goodwill or intangible assets could negatively affect our results of operation and financial condition.
A significant portion of our total assets is comprised of goodwill and other intangible assets. Pursuant to U.S. generally accepted accounting principles, we are required to assess our goodwill and indefinite-lived intangible assets for impairment. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment exists. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are recorded at cost, net of accumulated amortization. Indefinite-lived intangible assets are not amortized and are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment exists. Impairment charges are recognized to the extent the carrying value exceeds its fair value. At December 31, 2022, the carrying value of our goodwill was $163.2 million and the carrying value of our intangible assets, net of accumulated amortization, was $540.5 million. If the carrying value of these assets exceeds their current estimated fair value, the assets would be considered impaired, and this would result in a noncash charge to our statement of operations, which could be material. Events and conditions that could result in an impairment include but are not limited to: changes in assumptions regarding future revenue or cash flow forecasts, a sustained drop in the market price of our common stock, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions or declining financial performance in comparison to projected results.

For example, in 2022, we recognized a $26.1 million impairment charge related to an intangible asset for acquired in-process research and development related to ZILRETTA for the treatment of OA pain of the shoulder, driven by facts and circumstances revealed in the fourth quarter of 2022 that suggested the fair value reduction in this intangible asset was driven by later timelines for the completion of clinical trials impacting revenue forecasts, among other factors. For additional information, see Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein. Further
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 60

changes to the assumptions regarding the future fair values of our goodwill and intangible assets could result in additional impairment charges in the future, which could be significant.
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
•qualify, outsource or build additional commercial-scale manufacturing of our products in accordance with CGMP;
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
•the cost and timing of manufacturing sufficient quantities of EXPAREL, ZILRETTA and iovera° to meet customer demand, including the cost of expanding our manufacturing facilities to produce EXPAREL, ZILRETTA and iovera°;
•the rate of progress and costs of our efforts to prepare for the submission of an IND, NDA, sNDA or 510(k) pre-market notification for any product candidates that we may develop, in-license or acquire in the future, and the potential that we may need to conduct additional clinical trials to support applications for regulatory approval;
•the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights associated with our products and product candidates, including any such costs we may be required to expend if our licensors are unwilling or unable to do so;
•the effect of competing technological and market developments;
•the terms and timing of any collaborative, licensing, co-promotion or other arrangements that we may establish; and
•the potential that we may be required to file a lawsuit to defend our patent rights or regulatory exclusivities from challenges by companies seeking to market generic versions of extended-release liposome injections of bupivacaine, long-acting injections of triamcinolone or a cryoanalgesic device that infringes on the various patents covering iovera°.
Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies.
Unless and until we can generate sufficiently more revenue from our products, we expect to finance or supplement future cash needs through public or private equity offerings, debt financings, stock option exercises, royalties, collaboration and licensing arrangements, as well as through interest income earned on our cash and investment balances. If needed, we cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our development programs or our commercialization efforts.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 61

•our execution of other collaborative, licensing, distribution, manufacturing or similar arrangements and the timing of payments we may make or receive under these arrangements;
•variations in the level of expenses related to our future development programs;
•any product liability or intellectual property infringement lawsuit in which we may become involved;
•regulatory developments, lawsuits and investigations affecting EXPAREL, ZILRETTA, iovera° or the product candidates of our competitors; and
•the impact of macroeconomic developments, such as general political, health and economic conditions, including those resulting from the war in Ukraine, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business.
If our quarterly or annual operating results fall below the expectations of our investors or securities analysts, the price of our common stock could substantially decline. Furthermore, any quarterly or annual fluctuations in our operating results may in turn cause the price of our common stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.
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
We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that each of the acquired companies and businesses and Pacira had historically achieved or might achieve separately. In addition, we may not accomplish the integration of any acquired companies and businesses smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of any acquired companies or businesses deteriorates, the anticipated cost savings, growth opportunities and other synergies of any acquired companies and businesses
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 62

may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted; we may fail to meet the expectations of investors or analysts; and our stock price may decline as a result.
Our ability to realize the benefits from the Flexion Acquisition is substantially dependent on the commercial success of ZILRETTA and the cost savings resulting from the timely and effective integration of the operations of Pacira and Flexion.
Our ability to realize the benefits from the Flexion Acquisition is substantially dependent on our ability to successfully commercialize ZILRETTA. Combining with Pacira may not accelerate the growth and success of ZILRETTA. If we are unsuccessful at convincing health care providers to increase their rate of adoption of ZILRETTA, our sales could be adversely affected, and our business and financial condition could suffer.
Further, our ability to realize the benefits from the Flexion Acquisition is substantially dependent on the cost savings resulting from the timely and effective integration of the operations Pacira and Flexion. The process of integrating the operations of Pacira and Flexion could encounter unexpected costs and delays, which include but are not limited to: the loss of key personnel; the loss of key customers; the loss of key suppliers; integrating the products, services and related assets, as well as internal controls into our business operations; and unanticipated issues in integrating the sales, marketing and administrative functions. If we are unable to timely and effectively integrate the operations of Pacira and Flexion, our results of operations could be adversely affected, and our business could suffer. Further, even if the integration is timely and effective, we may never realize the cost savings expected from the integration and synergies of the operations of the two companies.
The use of our net operating loss carryforwards and research and development tax credits will be limited.
We have significant federal and state net operating loss, or NOL, carryforwards and federal and state research and development tax credit carryforwards. Our NOL carryforwards and research and development tax credits may expire and not be used. Our Federal and state NOL carryforwards will begin expiring in 2032 and 2028, respectively, if we have not used them prior to that time. For any federal NOLs generated after December 31, 2017, the NOLs have an indefinite life and utilization will be subject to a limitation of 80% of taxable income. The non-U.S. NOLs do not expire. Additionally, our ability to use certain NOLs and credit carryforwards to offset taxable income or tax, respectively, in the future will be limited under Internal Revenue Code Sections 382 and 383 because we experienced cumulative changes in ownership of more than 50% within a three-year period. Such ownership changes were triggered by the cumulative ownership changes arising as a result of the initial acquisition of the Company’s stock in 2007 and the completion of our initial public offering in February 2011 and our other financing transactions. Additionally, on November 19, 2021, we completed the Flexion Acquisition which also triggered an ownership change. Because of these ownership changes, we will be limited regarding the amount of NOL carryforwards and research tax credits that we can utilize annually in the future to offset taxable income or tax, respectively. Such an annual limitation may significantly reduce the utilization of the NOLs and research tax credits before they expire. Accordingly, we have not recognized a benefit in our consolidated financial statements for the NOLs and tax credits which may expire unused.
General Risk Factors
A pandemic, epidemic or outbreak of a contagious disease (such as the novel coronavirus (COVID-19) pandemic), or fear of such an event, could have a material adverse effect on our business, operating results and financial condition.
A pandemic, epidemic or outbreak of an infectious disease, including the current COVID-19 pandemic, or other public health crisis, could have a material adverse effect on our business, financial condition and operations, including but not limited to our revenue and cash flows, including potential decreases in sales, manufacturing issues, supply chain issues, including, but not limited to, staffing shortages, cost inflation and shipping delays, and delays in payments by our customers. For example, during 2020, our net product sales were negatively impacted by the COVID-19 pandemic due to the significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. Elective surgery restrictions began to lift on a state-by-state basis in April 2020, allowing our net product sales to return to year-over-year growth in June 2020. However, while many restrictions have since eased with COVID-19 vaccines now widely available, the elective surgery market faced additional pandemic-related challenges in August and September 2021 due to regional surges in COVID-19 Delta variant cases, staffing shortages and fatigue from care teams addressing significant procedure backlogs, and in December 2021, the COVID-19 Omicron variant prompted some government restrictions on elective procedures and surgical staffing challenges which began to ease in January 2022. Furthermore, raw materials and supplies needed to manufacture COVID-19 vaccines have been backed by government mandate orders, impacting our suppliers’ ability to supply critical raw materials for our products. While these challenges have recently began to subside, it is unknown how long it will take the elective surgery market to normalize, or if restrictions on elective procedures will recur due to COVID-19 variant strains or otherwise. We do not know if, and how, future restrictions may affect the surgical communities’ return to, or redefining of, normal operations, whether due to governmental restrictions, institutional, patient or clinical decisions or general economic conditions. New or prolonged suspensions of elective surgeries by governmental restrictions or action would cause net sales of our products to decrease. In addition, due to health concerns from the COVID-19 pandemic or negative economic conditions, patients and clinicians could cancel or defer elective procedures or otherwise avoid medical
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 63

treatment, which would result in reduced patient volumes and revenues, which could potentially continue over an extended period of time.
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
In addition, the COVID-19 pandemic has, among other things, caused global macroeconomic uncertainty, disrupted consumer spending and supply chains, contributed to various global shipping delays and port congestions and created significant volatility and disruption of financial markets.
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
There is an increasing focus from certain investors, customers, consumers, employees, lawmakers, regulators (such as the SEC) and other stakeholders concerning ESG matters, including particular focus on climate-related risks. Additionally, public interest and legislative pressure related to public companies’ ESG practices continue to grow. If our ESG practices fail to meet regulatory requirements or investor, customer, consumer, employee or other stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, support for local communities, Board of Director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.
From time to time, we communicate certain ESG initiatives and goals to market participants and our customers and business partners. Any corporate responsibility disclosure we make may include our policies, practices, initiatives and goals on a variety of social and ethical matters, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. Although we have undertaken significant efforts to improve and implement our ESG initiatives, it is possible that the aforementioned parties may not be satisfied with such disclosures, our ESG practices or the speed with which we adopt, implement and/or disclose our plans. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, or if we are perceived or deemed to have not appropriately responded to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage from stakeholders and consumers and our business and financial condition could be materially and adversely affected. We may also
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 64

incur additional costs or require additional resources to monitor such stakeholder expectations and standards and to meet our targets and commitments.
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

Additionally, the California Consumer Privacy Act, or CCPA, became effective in January 2020 and imposed new responsibilities on us for the handling, disclosure and deletion of personal information for our employees and consumers who reside in California. The CCPA permits California to assess potentially significant fines for violating CCPA and creates a right for individuals to bring class action suits seeking damages for violations. We have also implemented more stringent privacy regulations related to the California Privacy Rights Act, which was an amendment to the CCPA.
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
Despite the implementation of security measures, our internal computer systems are vulnerable to damage from computer viruses, human error, unauthorized access, natural or man-made disasters, intentional acts of vandalism, terrorism, war and network, telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations could result in a material disruption of our manufacturing operations or product development programs. For example, the loss of clinical trial data from completed clinical trials for our products could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liability, reputation damage and harm to our business operations.
We face risks related to cybersecurity threats and incidents.
We regularly face attempts by others to gain unauthorized access through the internet, or to introduce malicious software, to our Information Technology, or IT, systems. Individuals or organizations, including malicious hackers and insider threats including employees and third-party service providers, or intruders into our physical facilities, at times attempt to gain unauthorized access to our software, network and services. We could also be a target of malicious attackers who attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, suppliers and customers; interrupt our systems and services or those of our suppliers, customers, or others; or demand a ransom to return control of such systems and services. Such attempts—including but not limited to—social engineering or “phishing” attempts, denial of service attacks and malware (including viruses, trojans and keyloggers) are increasing in number and in technical sophistication, and, if successful, expose us and any affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our manufacturing operations. Our IT infrastructure also includes services provided by third parties, and these service providers can experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information. A substantial breach of our or one of our service providers’ systems could damage our reputation and result in the loss of revenues or the misuse of confidential data, and we may incur significant expenses to resolve such issues.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 65

If we do not maintain the privacy and security of personal and business information, we could damage our reputation with customers and employees, incur substantial additional costs and become subject to litigation.
We receive, retain and transmit personal information about our customers and employees and entrust that information to third-party suppliers, including cloud service-providers that perform activities for us. Our business depends upon the secure transmission of encrypted confidential information over public networks, including information permitting payments. A compromise of our security systems or defects within our hardware or software, or those of our suppliers, that results in our customers’ or employees’ information being obtained by unauthorized persons, could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation, government actions, or the imposition of penalties. In addition, a breach could disrupt our operations and require that we expend significant additional resources related to the security of our information systems.

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
Significant changes in the global climate, extreme weather conditions, water availability and other climate related risks could adversely affect our business or operations.
We could experience adverse impacts to our business if climate change, storms, or other extreme weather conditions and/or water availability challenges adversely affect our operations or the operations of our suppliers, distributors and customers. There is mounting scientific evidence, as well as concern from the general public, that emissions of greenhouse gases and contributing human activities have caused and will continue to cause significant changes in global temperatures and weather patterns and increase the frequency or severity of storms and other weather events, extreme heat, hurricanes, wildfires and flooding. While such conditions cannot be predicted, if such conditions were to impact our manufacturing sites or otherwise alter production schedules, including those of our third-party suppliers of raw materials, our manufacturing equipment, or our distributors, we could experience a disruption in the supply of EXPAREL, ZILRETTA or iovera° to our customers and partners, or we could see an unfavorable impact on the cost or availability of our raw or packaging materials. Disruptions to the operations of our customers could also adversely impact the demand for our products. Regulations in response to climate change could result in increased manufacturing costs associated with increased compliance and water and energy costs.
The effects of climate change, natural disasters such as earthquakes, wildfires, hurricanes, tornadoes, tsunamis or other adverse weather events and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, such as availability of raw materials, increased manufacturing costs and disruptions to productivity of our manufacturing operations, changes in consumer preferences or spending priorities, and energy shortages, have in the past and could in the future harm or disrupt our operations or the operations of our vendors, other suppliers, or customers, or result in economic instability that may negatively impact our operating results and financial condition. Additionally, certain catastrophes may not be covered by our general insurance policies, which could result in significant unrecoverable losses. Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or others in our supply chain are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 66

Our international operations expose us to numerous and sometimes conflicting legal and regulatory requirements, the compliance of which could be costly and time consuming and violation of these regulations could adversely affect our business or operations.
We are subject to numerous, and sometimes conflicting, legal requirements on matters as diverse as pharmaceutical and medical device marketing, product liability, anti-corruption, data protection and privacy, compliance, taxation, accounting and financial reporting, employment laws, wage-and-hour standards, labor relations and human rights, among others. The global nature of our operations may increase the difficulty and cost of compliance with various regulations and laws, as compliance with diverse legal requirements is costly, time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business and damage to our reputation.
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
•difficulties in developing, staffing, and simultaneously managing our foreign operations as a result of geographic distance, language, and cultural differences;
•stringent local labor laws and regulations;
•profit repatriation and foreign currency exchange restrictions;
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
•antitrust and competition regulations;
•delays associated with the manufacture, transportation and delivery of products, including delays related to global port backlog or congestion;
•increased transportation costs due to distance, energy prices, inflation or other factors;
•potentially adverse tax developments;
•trade barriers and changes in trade regulations;
•political or social unrest, including but not limited to the war in Ukraine, economic instability, repression, or human rights issues; and
•risks related to other government regulation or required compliance with local laws.
In addition, we are subject to customs laws and regulations with respect to our export and import activity, which are complex and vary within legal jurisdictions in which we operate. We cannot ensure that there will not be a control failure around customs enforcement despite the precautions we take. We are currently subject to audits by customs authorities. Any failure to comply with customs laws and regulations could be discovered during a U.S. or foreign government customs audit, or customs authorities may disagree with our tariff treatments, and such actions could result in substantial fines and penalties, which could have an adverse effect on our business and financial results. In addition, changes to U.S. trade laws may adversely impact our operations. These changes and any changes to the trade laws of other countries may add additional compliance costs and obligations and subject us to significant fines and penalties for non-compliance. Compliance with these and other foreign legal regimes may have a material adverse impact on our business and results of operations. Furthermore, as a global company, we are subject to foreign and U.S. laws and regulations designed to combat governmental corruption, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Violations of these laws and regulations could result in fines and penalties; criminal sanctions against us, our directors, our officers, or our employees; prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries; and a materially negative effect on our brands and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these foreign and U.S. laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act, there can be no assurance that our employees, business partners, or agents will not violate our policies.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 67

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
We occupy three facilities totaling approximately 195,000 square feet at our Science Center Campus in San Diego, California. We use these facilities for research and development, manufacturing, general and administrative purposes and the storage of inventory and raw materials. Our manufacturing facility where we produce EXPAREL and iovera° handpieces and our mixed-use research and development property leases both expire in June 2030 and our warehouse lease expires in August 2030. The Pacira Innovation and Training center at Tampa in Tampa, Florida, is an approximately 13,000 square-foot facility that supports a full range of educational events to advance clinician understanding of the latest local, regional and field block approaches for managing pain and reducing or eliminating exposure to opioids. Our principal executive offices and corporate headquarters are also located at the PIT of Tampa, and our lease expires in December 2026. The Houston Pacira Innovation and Training Center in Houston, Texas, is an approximately 19,000 square-foot facility similar to the PIT of Tampa, but that also features advanced ultrasound machines equipped with artificial intelligence, 3-D training software and professional medical lighting and in-ceiling cameras, both wet and dry laboratory space and a 125-seat lecture hall. The lease for the PIT of Houston expires in October 2027.
In addition, we maintain an administrative, commercial and business development office in Parsippany, New Jersey, where we occupy approximately 53,000 square feet under a lease expiring in March 2028. As part of the Flexion Acquisition, we assumed leases for approximately 42,000 square feet of office space in Burlington, Massachusetts under a lease that expires in April 2025 and is being partially subleased and approximately 5,300 square feet of laboratory space in Woburn, Massachusetts under a lease that expires in February 2024 and is being fully subleased.

We believe that our research and development and manufacturing facilities at our Science Center Campus, Thermo Fisher and Carlisle sites (as discussed in Item 1—Business above) will be sufficient for our commercial and pipeline development needs. We also may add new facilities or expand existing facilities as we add employees, expand our geographic markets and if demand for EXPAREL, ZILRETTA and iovera° increases and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings
For information related to Item 3. Legal Proceedings, refer to Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.

Item 4.    Mine Safety Disclosures
Not applicable.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 68

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded under the ticker symbol “PCRX” on the Nasdaq Global Select Market. As of February 27, 2023, we had 11 holders of record of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect the substantially greater amount of holders of shares in “street name”, whose shares are held of record by banks, brokers and other financial institutions.
Performance Graph
The following graph shows the value of an investment of $100.00 made on December 29, 2017—the last trading day of 2017—in each of Pacira BioSciences, Inc. (PCRX), the Nasdaq Composite Index (^IXIC), the Nasdaq Biotechnology Index (^NBI) and the S&P Pharmaceuticals Select Index (^SPSIPH). The three indices included are for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. All results assume the reinvestment of dividends, if any, and are calculated as of December 31st of each year. The historical stock price performance of our common stock and the indices shown in this performance graph is not necessarily indicative of future stock price performance.
Comparison of Five-Year Cumulative Total Returns
Among Pacira BioSciences, Inc., the Nasdaq Composite Index,
the Nasdaq Biotechnology Index and the S&P Pharmaceuticals Select Index

	Cumulative Total Return as of December 31,
	2017	2018	2019	2020	2021	2022
Pacira BioSciences, Inc. (PCRX)	$100.00	$94.24	$99.23	$131.08	$131.81	$84.58
Nasdaq Composite Index (^IXIC)	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61
Nasdaq Biotechnology Index (^NBI)	$100.00	$90.68	$112.81	$141.78	$140.88	$125.52
S&P Pharmaceuticals Select Index (^SPSIPH)	$100.00	$84.29	$105.16	$119.45	$106.02	$94.15
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to finance the future development and expansion of our business, and as such we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the agreements governing our indebtedness, provisions of applicable law and any other factors our board of directors deems relevant.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 69

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
This section of this Annual Report discusses year-to-year comparisons between 2022 and 2021, as well as other discussions of 2022 and 2021 items. We have omitted discussion of the year ended December 31, 2020 (the earliest of the three years covered by our consolidated financial statements presented in this Annual Report) as permitted by SEC regulations. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2021 and 2020 and other discussions of 2020 items can be found within Part II, Item 7, to our Annual Report for the year ended December 31, 2021, filed with the SEC on February 28, 2022, which is available on the SEC’s website at www.sec.gov and our corporate website at www.pacira.com. The foregoing reference to our corporate website is not intended to, nor shall it be deemed to, incorporate information on our corporate website into this Annual Report by reference, and the inclusion of our website address in this Annual Report is an inactive textual reference only and is not intended to be an active link to our corporate website.

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) was commercially launched in April 2012. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Since its initial approval in 2011, more than 12 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc. (the “Flexion Acquisition”) in November 2021, we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for OA knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and the iovera° system are highly complementary products as long-acting, non-opioid therapies that alleviate pain.

We expect to continue to pursue the expanded use of EXPAREL, ZILRETTA and iovera° in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL, ZILRETTA, iovera° and our other product candidates; invest in sales and marketing resources for EXPAREL, ZILRETTA and iovera°; expand and enhance our manufacturing capacity for EXPAREL, ZILRETTA and iovera°; invest in products, businesses and technologies; and support legal matters.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 70

Flexion Acquisition

In November 2021, we completed the Flexion Acquisition pursuant to the Flexion Merger Agreement, under which Flexion became our wholly owned subsidiary and added ZILRETTA, a non-opioid corticosteroid that employs a proprietary microsphere technology to provide extended pain relief, to our commercial offering. The addition of ZILRETTA to our innovative non-opioid product portfolio directly aligns with our mission to provide an opioid alternative to as many patients as possible and address medical needs along the neural pain pathway.

The total consideration of $578.8 million included an initial payment of $428.3 million which represented $8.50 in cash per share of Flexion common stock, $20.2 million paid to settle restricted stock units and in-the-money stock options, an $85.1 million cash payment of Flexion debt not assumed by us and $45.2 million in contingent consideration representing the fair value of contingent value rights, or CVRs, that were issued in conjunction with the Flexion Acquisition. The Flexion Merger Agreement provided for one non-tradeable CVR per share of Flexion common stock as well as one CVR per share for certain Flexion equity awards. Each CVR entitles Flexion shareholders to contingent milestone payments of up to an aggregate of $8.00 in cash per share of Flexion common stock if certain milestones are met on or prior to December 31, 2030. At the date of the Flexion Acquisition, we estimated that up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved. The fair value of the contingent consideration related to the Flexion Acquisition is revalued each reporting period if and until the related contingencies are resolved. For more information, see Note 5, Flexion Acquisition, to our consolidated financial statements included herein.

Recent Highlights

•In January 2023, we submitted our sNDA to the FDA seeking expansion of the EXPAREL label to include sciatic nerve blocks in the popliteal fossa and femoral nerve blocks in the adductor canal, with an anticipated FDA action date under the Prescription Drug User Fee Act in the second half of 2023. The sNDA is supported by two successful Phase 3 studies in which EXPAREL achieved statistically significant reductions in postsurgical pain control and opioid consumption through 96 hours compared with bupivacaine HCl.
•In January 2023, we opened our second Innovation and Training Center in Houston. This state-of-the-art facility features a 125-seat adaptive lecture hall, broadcast studio and both wet and dry lab space for cadaver and other interactive workshops, as well as advanced ultrasound machines equipped with artificial intelligence training software. This training center is core to developing physician thought leaders and community-based clinicians wanting to stay at the forefront of opioid-sparing pain management.
•In November 2022, both the EMA’s CHMP and the MHRA approved marketing authorization for an expanded indication of EXPAREL to include use in children aged 6 years and older as a field block for the treatment of somatic post-operative pain from small- to medium-sized surgical wounds. The approval was based on the results of our Phase 3 PLAY study of EXPAREL infiltration in pediatric patients undergoing spinal or cardiac surgeries. Overall findings were consistent with the pharmacokinetic and safety profiles for adult patients with no safety concerns identified at a dose of 4 mg/kg. The EMA’s approval is applicable to all 27 E.U. member states plus Iceland, Norway and Liechtenstein, and the MHRA’s approval is applicable in the U.K. EXPAREL was initially approved by the EC and in the U.K. in November 2020 as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults.
•In October 2022, the USPTO issued patent number 11,452,691. This patent is a chemical composition patent, with an expiration date of January 22, 2041. This patent is now listed in the FDA’s Orange Book and is the eighth listed patent. The company also received a Notice of Allowance from the USPTO for a U.S. Patent Application that is a product by process patent for EXPAREL. After issuance, Pacira will submit this patent for listing in the Orange Book.

Coronavirus (COVID-19) Pandemic and Global Economic Conditions

Since early 2020, our revenues and supply chain have been impacted by COVID-19 pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and therapeutics, as well as the lessening of elective surgery restrictions, certain pandemic-related operational and staffing challenges persist. It remains unclear how long it will take the elective surgery market to normalize or if restrictions on elective procedures will recur due to future COVID-19 variants or otherwise. Direct and indirect effects of the pandemic and global economic conditions have and may continue to negatively impact our business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation and rising interest rates on our
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 71

customers and suppliers and longer lead-times or the inability to secure a sufficient supply of materials. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

We continue to actively monitor the situation and will implement measures recommended by federal, state or local authorities, or that we determine are in the best interests of our patients, employees, partners, suppliers, shareholders and stakeholders. For a description of risks facing the Company that relate to the COVID-19 pandemic or any other future pandemic, epidemic or outbreak of contagious disease, see Item 1A. “Risk Factors” in this Annual Report.

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U. and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U.; (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension primarily for veterinary use and (v) license fees and milestone payments.
The following table provides information regarding our revenues during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Net product sales:
EXPAREL	$536,899	$506,515	6%
ZILRETTA (1)	105,517	12,683	100% +
iovera°	15,258	16,162	(6)%
Bupivacaine liposome injectable suspension	6,476	3,606	80%
Total net product sales	664,150	538,966	23%
Royalty revenue	2,673	2,442	9%
Collaborative licensing and milestone revenue	—	125	(100)%
Total revenues	$666,823	$541,533	23%
(1) ZILRETTA net product sales for the year ended December 31, 2021 were attributable to the period beginning November 19, 2021, the date of the Flexion Acquisition.
EXPAREL net product sales increased 6% in 2022 compared to 2021, primarily due to increases of 5.5% in gross vial volume and increases of 3.6% in gross selling price per unit, partially offset by the sales mix of EXPAREL vial sizes and higher gross to net adjustments primarily due to our participation in 340B drug pricing and other strategic partnerships. Although the demand for EXPAREL has continued to increase primarily as a result of ASCs and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care, the elective surgery market has faced post-pandemic-related challenges due to regional surges in COVID-19 variant cases, staffing shortages and fatigue from care teams and economic and inflationary pressures on consumer confidence. EXPAREL utilization remains above the overall sharp decline in elective surgical procedures relative to pre-pandemic baseline levels due to increased utilization in outpatient settings and emergent procedures.
As a result of the Flexion Acquisition in November 2021, we acquired ZILRETTA. We recognized net product sales of $105.5 million and $12.7 million for the years ended December 31, 2022 and 2021, respectively. Net product sales during the year ended December 31, 2021 were attributable to the period beginning on November 19, 2021, the closing date of the Flexion Acquisition.
Net product sales of iovera° decreased 6% in 2022 versus 2021 primarily due to a delay in the transition from generation 1 to generation 2 iovera° products and short-term variations in reimbursement policies in certain territories. We have seen the greatest iovera° demand as a pain relief for patients in advance of TKA procedures and in chronic pain management, particularly for people with mild to severe OA of the knee.
Bupivacaine liposome injectable suspension revenue increased 80% in 2022 versus 2021, and its related royalties increased 9%, primarily due to the sales mix of vial sizes of orders placed for veterinary use.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 72

Any renewed government suspension of or reluctance of patients to have elective procedures would impact our future sales of EXPAREL, ZILRETTA and iovera° during the lingering effects and uncertainty surrounding the ongoing COVID-19 pandemic and the impact of economic conditions including inflation on consumers' healthcare choices.
Cost of Goods Sold
Cost of goods sold primarily relates to the costs to produce, package and deliver our products to customers. These expenses include labor, raw materials, manufacturing overhead and occupancy costs, depreciation of facilities, royalty payments, quality control and engineering.
The following table provides information regarding cost of goods sold and gross margin during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Cost of goods sold	$199,295	$140,255	42%
Gross margin	70%	74%
Gross margin decreased four percentage points in 2022 as compared to 2021 due to higher inventory reserves, accelerated depreciation for certain machinery and equipment for which no future economic benefit was identified and the ZILRETTA step-up of fixed assets and inventory to fair value in accordance with purchase accounting, partially offset by unplanned downtime in the prior period.
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
The following table provides a breakout of our research and development expenses during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Clinical and preclinical development	$45,615	$24,138	89%
Product development and manufacturing capacity expansion	24,635	19,352	27%
Regulatory and other	7,953	6,590	21%
Stock-based compensation	6,594	5,465	21%
Total research and development expense	$84,797	$55,545	53%
% of total revenue	13%	10%
Total research and development expense increased 53% in 2022 as compared to 2021.
Clinical and preclinical development expense increased 89% in 2022 versus 2021 due to ongoing expenses and completion of two EXPAREL lower extremity nerve block trials in bunionectomy and TKA, ongoing trials for the product candidates acquired as part of the Flexion Acquisition and toxicology studies for product development candidates. The prior year was affected by clinical trial delays related to the COVID-19 pandemic, whereas the current year included an expanded product candidate pipeline internally and as a result of the Flexion Acquisition, including ongoing expenses for PCRX-201, an IA gene therapy candidate for OA.
Product development and manufacturing capacity expansion expense increased 27% in 2022 versus 2021 mainly attributable to the significant scale-up of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 73

Regulatory and other expenses increased 21% in 2022 versus 2021 in support of the E.U. EXPAREL pediatric submission and in the U.S., the sNDA for lower extremity nerve block, which we submitted to the FDA in January 2023 seeking expansion of the EXPAREL label to include femoral nerve block in the adductor canal and sciatic nerve block in the popliteal fossa.
Stock-based compensation increased 21% in 2022 versus 2021 primarily due to an increase in the amount of equity awards outstanding for research and development personnel.
We expect that research and development costs for 2023 will be modestly lower than 2022, with a focus on ZILRETTA, iovera°, PCRX-201 and PCRX-401. We believe ZILRETTA’s extended-release profile may provide effective treatment for OA pain of the shoulder and intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA. We also intend to initiate an OA Knee safety study of ZILRETTA in patients with Type 2 diabetes and a Phase 3 trial investigating iovera° in patients with spasticity, as well as plan to submit an IND application for PCRX-401 to initiate a Phase 1 trial for low back pain.
Selling, General and Administrative Expenses
Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, expenses related to communicating the health outcome benefits of our products, investments in provider-level market access and patient reimbursement support and educational programs for our customers. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.
The following table provides information regarding selling, general and administrative expenses during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Sales and marketing	$144,996	$111,022	31%
General and administrative	73,989	57,433	29%
Stock-based compensation	35,531	30,890	15%
Total selling, general and administrative expenses	$254,516	$199,345	28%
% of total revenue	38%	37%
Total selling, general and administrative expenses increased 28% in 2022 as compared 2021.
Sales and marketing expense increased 31% in 2022 versus 2021, driven by a sales force expansion supporting both ZILRETTA and iovera° following the completion of the Flexion Acquisition in November 2021 and fully staffing a contracted sales force in Europe for EXPAREL. Increases also included expenses for patient reimbursement support for ZILRETTA. We are continuing our marketing investment in our products, which includes educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. Additionally, we continued our investment in clinician training in the use of EXPAREL and iovera° at our PIT of Tampa. The addition of ZILRETTA to our commercial portfolio provides clinicians with two unique OA treatment options to individualize patient care.
General and administrative expense increased 29% in 2022 versus 2021, driven by administrative support costs as a result of the Flexion Acquisition in November 2021, including transition expenses during integration, legal costs including intellectual property protection and additional support for our expansion into European markets.
Stock-based compensation increased 15% in 2022 versus 2021, primarily due to the number of equity awards outstanding for selling, general and administrative personnel and accelerated stock-based compensation expense.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 74

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Amortization of acquired intangible assets	$57,288	$13,553	100% +
Amortization of acquired intangible assets increased substantially in 2022 versus 2021 due to 2022 being the first full year after the completion of the Flexion Acquisition. We acquired a developed technology intangible asset for ZILRETTA for OA knee pain, which is being amortized over a useful life of approximately ten years. For more information, see Note 5, Flexion Acquisition, to our consolidated financial statements included herein.
Acquisition-Related Charges (Gains), Impairment and Other
The following table provides a summary of the costs related to the Flexion Acquisition, MyoScience Acquisition, commercial agreements, termination costs and other activities during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Acquisition-related (gains) charges	$(18,231)	$39,911	N/A
Impairment of acquired in-process research & development	26,134	—	N/A
Other	3,000	3,000	—%
Total acquisition-related charges (gains), impairment and other	$10,903	$42,911	(75)%
In 2022, we recognized acquisition-related gains of $18.2 million. These gains were primarily driven by reductions in acquisition contingent consideration liabilities due to adjustments to forecasts for the applicable period during which the Flexion contingent consideration may be achieved under the Flexion Merger Agreement and due to the reduced probability of meeting the MyoScience contingent consideration milestones by December 31, 2023—the expiration date for achieving those milestones. These gains were partially offset by severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition. For more information, see Note 12, Financial Instruments and Note 18, Acquisition-related Charges (Gains), Impairment and Other, to our consolidated financial statements included herein.
In 2021, we recognized acquisition-related charges of $39.9 million. These charges were primarily driven by severance and other employee related costs, investment banking, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition. These charges were partially offset by a gain from changes in fair value associated with the contingent consideration related to the MyoScience Acquisition.
In 2022, we recognized an impairment of $26.1 million for an acquired in-process research and development intangible asset related to ZILRETTA for the treatment of an OA pain of the shoulder based on the amount its previous carrying value exceeded its fair value. See Note 9, Goodwill and Intangible Assets, for more information.
In 2022, we recognized expense of $3.0 million related to the termination of a license agreement. See Note 20, Commitments and Contingencies, to our consolidated financial statements included herein for more information. In 2021, we agreed to a mutual termination of our development and commercialization agreement with Nuance Biotech Co. Ltd. to advance the development and commercialization of EXPAREL in China due to the lack of a viable regulatory pathway that adequately safeguards our intellectual property against the risk of a generic product, that led to dissolution costs of $3.0 million.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 75

Other Expense, Net
The following table provides information regarding other expense, net during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Interest expense	$(39,976)	$(31,750)	26%
Interest income	4,542	896	100% +
Other, net	(11,288)	(2,666)	100% +
Total other expense, net	$(46,722)	$(33,520)	39%
Total other expense, net increased 39% in 2022 versus 2021.
The 26% increase in interest expense was due to the $375.0 million Term Loan entered into in December 2021. This increase was partially offset by the absence of debt discount amortization associated with our convertible notes in 2022 due to adopting Accounting Standards Update, or ASU, 2020-06 in 2022, and the maturation of our 2.375% convertible senior notes due 2022, or 2022 Notes, on April 1, 2022. For additional information regarding the adoption of ASU 2020-06, see Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements herein. We made a $50.0 million principal prepayment on our Term Loan in December 2022 in addition to the quarterly required principal payments of $9.4 million and plan to make an additional prepayment in 2023. For more information, See Note 11, Debt, to our consolidated financial statements herein.
Interest income significantly increased in 2022 versus 2021 due to overall investment balances and higher interest rates.
Other, net expense for 2022 included a $10.0 million impairment of an equity investment. Other, net expense for 2021 included a realized loss on the sale of an equity investment in the amount of $2.6 million.
Income Tax (Benefit) Expense
The following table provides information regarding our income tax (benefit) expense during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2022	2021
Income tax (benefit) expense	$(2,607)	$14,424	N/A
Effective tax rate	(20)%	26%
We recorded an income tax benefit of $2.6 million for the year ended December 31, 2022 and income tax expense of $14.4 million for the year ended December 31, 2021. The effective tax rate of (20)% for the year ended December 31, 2022 differed from the U.S. statutory tax rate of 21% due to non-taxable contingent consideration fair value gains, tax deductible interest for a Skyepharma milestone payment and tax credits, partially offset by valuation allowances recorded against capital loss carryforwards and non-deductible executive compensation. The effective tax rate of 26% for the year ended December 31, 2021 differed from the U.S. statutory tax rate of 21% due to non-deductible expenses and valuation allowances recorded against capital loss carryforwards, partially offset by stock-based compensation deductions and tax credits.

Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of December 31, 2022, we had an accumulated deficit of $148.8 million, cash and cash equivalents and available-for-sale investments of $325.9 million and working capital of $350.6 million.
We expect that our cash and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
In March 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was signed into law in response to the COVID-19 pandemic. The CARES Act, among other things, allowed for certain measures to increase liquidity for businesses
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 76

such as the deferral of employer payroll taxes, a tax credit for retaining employees and other provisions. We benefited from the provision to defer the payment of certain employer payroll taxes in the amount of $2.8 million for the year ended December 31, 2020 and remitted $1.4 million in each of December 2021 and 2022. We remitted an additional $0.6 million in December 2022 on behalf of the benefit Flexion received prior to our completion of the Flexion Acquisition.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows Data:	2022	2021
Net cash provided by (used in):
Operating activities	$145,274	$125,717
Investing activities	(225,185)	(20,790)
Financing activities	(401,528)	380,694
Net (decrease) increase in cash and cash equivalents	$(481,439)	$485,621
Operating Activities
In 2022, net cash provided by operating activities was $145.3 million compared to $125.7 million in 2021. The increase of $19.6 million was attributable to increased net product sales from both ZILRETTA—acquired as part of the Flexion Acquisition in November 2021—and EXPAREL, offset by increases in all operating expense lines to support the existing and newly acquired products and product candidates, a slightly lower gross margin and increased interest payments.
Investing Activities
In 2022, net cash used in investing activities was $225.2 million, which reflected $150.1 million of available-for-sale investment purchases (net of maturities), a $32.0 million contingent consideration milestone payment that had been achieved in the fourth quarter of 2021 associated with our 2007 acquisition of Pacira Pharmaceuticals, Inc. from Skyepharma, purchases of fixed assets of $30.1 million for fill lines for our products and equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of equity and debt investments of $13.0 million of investments in external complementary development stage product candidates.
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
Financing Activities
In 2022, net cash used by financing activities was $401.5 million, which consisted of a $192.6 million principal repayment of the Flexion 2024 Notes as part of a repurchase offer to the holders of the Flexion 2024 Notes that was triggered by the Flexion Acquisition, $157.0 million to settle the 2022 Notes that matured on April 1, 2022 and $78.1 million of payments of Term Loan principal that included a principal prepayment of $50.0 million, partially offset by $24.4 million of proceeds from the exercise of stock options and $3.0 million from the issuance of common stock through our ESPP.
In 2021, net cash provided by financing activities was $380.7 million, which consisted of net proceeds from the Term Loan of $359.2 million, the exercise of stock options of $23.8 million and $2.8 million from the issuance of shares through our ESPP. We also made contingent consideration payments to MyoScience securityholders, of which $5.2 million was classified as a financing activity based on the recognition at the time of the MyoScience Acquisition.
Equity Financings
From our inception in December 2006 through December 31, 2022, we have raised $344.5 million of net proceeds from the sale of common stock and other equity securities via public offerings.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 77

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
The Credit Agreement requires us to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
At December 31, 2022, we had $296.9 million in outstanding borrowings under the Term Loan. We made a $50.0 million principal prepayment on our Term Loan in December 2022 in addition to the quarterly required principal payments of $9.4 million and plan to make an additional prepayment in 2023. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of the Term Loan.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At December 31, 2022, the outstanding principal on the 2025 Notes was $402.5 million. See Note 11, Debt, to our consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At December 31, 2022, the outstanding principal on the Flexion 2024 Notes was $8.6 million. See Note 11, Debt, to our consolidated financial statements included herein for further discussion.
Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our Term Loan and our Notes, and any conversions of our Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to, the following:
•the cost and timing of the potential Flexion milestone payments in connection with the Flexion Acquisition, which could be up to an aggregate of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was previously $425.5 million prior to our September 2022 decision to formally discontinue further development of PCRX-301. See Note 5, Flexion Acquisition, and Note 12, Financial Instruments, to our consolidated financial statements included herein for more information;
•the cost and timing of potential remaining milestone payments to MyoScience security holders, which could be up to an aggregate of $43.0 million if certain regulatory and commercial milestones are met. See Note 12, Financial Instruments, to our consolidated financial statements included herein for more information;
•the impact of the COVID-19 pandemic and global economic conditions, including the volume and delays of suspended elective surgical procedures, clinical trials, longer lead-times, an inability to secure a sufficient supply of materials and the inflationary impact on the cost of materials;
•the timing of and extent to which the holders of our Notes elect to convert their Notes and the timing of principal and interest payments on our Term Loan;
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 78

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
•the impact of inflation on our product costs, supply chain, operating expenses and business strategy;
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
Contractual Obligations
We had two convertible senior notes outstanding as of December 31, 2022, for which $8.6 million in aggregate principal amount is due on the 2024 Notes in May 2024 and $402.5 million in aggregate principal amount is due on our 2025 Notes in August 2025. The remaining interest payments on our Notes is $9.4 million, of which an estimated $3.3 million is due in 2023. We also have a Term Loan with $296.9 million in outstanding principal with contractually obligated principal payments of $37.5 million in each of 2023 and 2024, $42.2 million in 2025 and $179.7 million in 2026. The remaining interest payments on the Term Loan are approximately $115.4 million based on the current interest rate.
In the normal course of business, we enter into various lease agreements for manufacturing, research and development and corporate activities, which are typically classified as operating leases under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases. As of December 31, 2022, we had net minimum commitments of $93.8 million, of which $14.0 million is due in 2023. For more information, refer to Note 8, Leases, to our consolidated financial statements included herein.
In addition, we have approximately $73.3 million of minimum, non-cancelable contractual commitments for contract manufacturing services as of December 31, 2022, of which $18.3 million is due within one year, and the remaining $55.0 million is due in one to three years. We have approximately $5.2 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2022, of which $2.7 million is due within one year, and the remaining $2.5 million is due in one to two years. Subsequent to December 31, 2022, we entered into an additional $2.8 million of minimum, non-cancelable contractual commitments for marketing sponsorships, of which $0.9 million is due within one year, and the remaining $1.9 million is due in one to two years.
As part of the Flexion Acquisition, there are up to $372.3 million in potential payments if all regulatory and commercial milestones are met. The aggregate amount was previously $425.5 million prior to our September 2022 decision to formally discontinue further development of PCRX-301. For more information, see Note 5, Flexion Acquisition, to our consolidated financial statements included herein. As part of the MyoScience Acquisition, upon the achievement of certain regulatory and commercial milestones, there are up to $43.0 million in potential milestone payments available as of December 31, 2022. The MyoScience milestone achievement period ends on December 31, 2023.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 79

Critical Accounting Estimates
We have based our Management’s Discussion and Analysis of our Financial Condition and Results of Operations on our financial statements that have been prepared in accordance with GAAP in the U.S. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, contingent consideration, impairment of intangible assets, inventory costs, liabilities and accruals, clinical trial expenses, stock-based compensation and the valuation of deferred tax assets. We base our estimates on historical experience, contract terms and on other factors we believe to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully discussed in Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included herein. The following accounting policies, which may include significant judgments and estimates, were used in the preparation of our consolidated financial statements.
Revenue Recognition
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, service fees, government rebates, volume rebates and chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, except for returns, which is based on the expected value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts, statutory requirements and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis. If our assessments, experiences or judgments are not accurate estimates of future results, our results of operations could be affected. The sensitivity of our estimates varies by program. Estimates associated with chargebacks and government programs have the greatest risk of being subject to adjustment because of the time delay between recording the accrual and the final settlement. Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material.
The summary of activity with respect to our sales related allowances and accruals for the years ended December 31, 2022, 2021 and 2020 appears in Note 4, Revenue, to our consolidated financial statements included herein.
Contingent Consideration
Subsequent to an acquisition, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in the consolidated statements of operations as acquisition-related charges (gains), impairment and other. Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated sales, costs of goods sold and regulatory approvals. In the absence of new information, changes in fair value reflect the impact of the passage of time towards the potential achievement of the milestones.
The following table includes the key assumptions used in the valuation of our contingent consideration milestones:

Assumption	Flexion Ranges Utilized as of December 31, 2022
Discount rates	14.90% to 15.10%
Probability of payment for achievement of regulatory milestones	0% to 12.50%
Projected year of achieving or expiration of regulatory milestones	2030
The maximum remaining potential payments related to contingent consideration from the Flexion Acquisition is $372.3 million as of December 31, 2022. Changes to assumptions may result in a material impact to the calculated amounts. Additionally, the forecasted revenue annual growth rates are key assumptions in the contingent consideration valuations associated with our commercial milestones. The impact of a hypothetical 10 percent increase in the forecasted annual growth rates would have increased the value of our contingent consideration liability associated with the Flexion Acquisition as of December 31, 2022 by $5.8 million. The impact of a hypothetical 100 basis point increase in the discount rate would have reduced the value of our contingent consideration liability associated with the Flexion Acquisition as of December 31, 2022 by $1.4 million.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 80

Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, to our consolidated financial statements included herein for further discussion of recent accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at December 31, 2022 by approximately $1.3 million.
The fair value of our 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of December 31, 2022, the estimated fair value of the 2025 Notes was $908 per $1,000 principal amount. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of our 2025 Notes, which bears interest at a fixed rate. At December 31, 2022, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the 2024 Notes. As a result of the Flexion Acquisition and as discussed in more detail in Note 11, Debt, to our consolidated financial statements included herein, any future conversion rights for the 2024 Notes are subject to the occurrence of any future events giving rise to such conversion rights under the indenture governing the 2024 Notes.
Upon issuance, the Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and is scheduled to mature on December 7, 2026. Each term loan borrowing which is an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which is a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. At December 31, 2022, we had $296.9 million in outstanding borrowings under the Term Loan. A hypothetical 100 basis point increase in interest rates would have increased interest expense during the year ended December 31, 2022 by approximately $3.6 million.
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
Based on their evaluation as of December 31, 2022, our Chief Executive Officer and Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 81

Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chairman and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 was audited by KPMG LLP, our independent registered public accounting firm, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2022, our management integrated internal controls for the acquired Flexion business into our existing controls. Other than the controls enhanced or implemented to integrate the Flexion business, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is incorporated by reference into this report.

Item 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information required by this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is incorporated by reference into this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is incorporated by reference into this report.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be included in the proxy statement for our 2023 annual stockholders’ meeting and is incorporated by reference into this report.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 82

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)Documents filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

The report of our independent registered accounting firm, KPMG LLP, with respect to the above-referenced financial statements and on internal control over financial reporting, is included in this Annual Report on Form 10-K. Their consent appears as Exhibit 23.1 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

(2) Schedules

All financial statement schedules have been omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or related notes thereto.
(3) Exhibits
The following exhibits are filed with, or incorporated by reference in this Annual Report on Form 10-K.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 83

EXHIBIT INDEX

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated March 4, 2019, by and among Pacira Pharmaceuticals, Inc., PS Merger, Inc., MyoScience, Inc., and Fortis Advisors LLC, as the securityholders’ representative. # †	8-K	2.1	3/5/2019
2.2	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Flexion Therapeutics, Inc., Pacira BioSciences, Inc. and Oyster Acquisition Company Inc.	8-K	2.1	10/12/2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	2/11/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated April 9, 2019.	8-K	3.1	4/9/2019
3.3	Second Amended and Restated Bylaws.	8-K	3.2	4/9/2019
4.1	Specimen Certificate Evidencing Shares of Common Stock.	10-Q	4.1	5/2/2019
4.2	Indenture (including form of 0.750% Convertible Senior Notes due 2025), dated July 10, 2020, between the Registrant and Computershare Corporate Trust, National Association, as trustee (formerly Wells Fargo Bank, National Association).	8-K	4.1	7/10/2020
4.3	Indenture (including form of 3.375% Convertible Senior Notes due 2024), dated as of May 2, 2017, by and between Flexion Therapeutics, Inc. and Computershare Corporate Trust, National Association, as trustee (formerly Wells Fargo Bank, National Association).	10-K	4.4	2/28/2022
4.4	First Supplemental Indenture, dated as of November 19, 2021, by and between Flexion Therapeutics, Inc. and Computershare Corporate Trust, National Association, as trustee (formerly Wells Fargo Bank, National Association).	10-K	4.5	2/28/2022
4.6	Description of Securities.	10-K	4.3	2/21/2020
10.1	Amended and Restated 2011 Stock Incentive Plan.***	8-K	10.1	6/11/2021
10.2	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.***	8-K	10.3	6/4/2014
10.3	Form of Nonstatutory Stock Option Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.* ***	10-K	10.3	2/28/2022
10.4	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.* ***	10-K	10.4	2/28/2022
10.3	Form of Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan.***	10-Q	10.6	7/30/2015
10.4	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan.***	10-Q	10.7	7/30/2015
10.5	2014 Inducement Plan.***	10-Q	10.1	5/1/2014
10.6	Amended and Restated 2014 Employee Stock Purchase Plan.***	8-K	10.1	6/10/2022
10.7	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.	S-1/A	10.4	12/3/2010
10.8	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.	S-1/A	10.5	12/3/2010
10.9	Employment Agreement between the Registrant and David Stack.***	S-1/A	10.21	12/3/2010
10.10	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and David Stack.***	8-K	99.3	3/18/2013
10.11	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and David Stack.***	10-Q	10.2	7/30/2015
10.12	Employment Agreement, dated November 29, 2012, between the Registrant and Kristen Williams.***	10-Q	10.2	4/30/2015
10.13	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Kristen Williams.***	10-Q	10.3	4/30/2015
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 84

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
10.14	Amendment No. 2 to Employment Agreement, dated June 30, 2015, between the Registrant and Kristen Williams.***	10-Q	10.5	7/30/2015
10.15	Executive Employment Agreement, dated May 2, 2016, between the Registrant and Charles A. Reinhart, III.***	10-Q	10.1	8/4/2016
10.16	Executive Employment Agreement, dated June 19, 2019, between the Registrant and Max Reinhardt.***	10-Q	10.1	5/7/2020
10.17	Executive Employment Agreement, dated April 24, 2017, between the Registrant and Roy Winston.***	10-Q	10.2	5/7/2020
10.18	Form of Indemnification Agreement between the Registrant and its directors and officers.***	S-1/A	10.32	1/13/2011
10.19	Commercial Outsourcing Services Agreement entered into as of August 25, 2011 by the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	8/25/2011
10.20	First Amendment to Commercial Outsourcing Services Agreement, dated August 1, 2013, between the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	10/31/2013
10.21	Second Amendment to Commercial Outsourcing Services Agreement, dated August 25, 2014, between the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	10/30/2014
10.22	Third Amendment to Commercial Outsourcing Services Agreement, dated April 29, 2015, between the Registrant and Integrated Commercialization Solutions, Inc.†	10-Q	10.1	7/30/2015
10.23	Fourth through Eleventh Amendments to Commercial Outsourcing Services Agreement, between the Registrant and Integrated Commercialization Solutions, Inc.††	10-Q	10.3	5/7/2020
10.24	Pacira BioSciences, Inc. Deferred Compensation Plan.***	8-K	10.1	6/11/2020
10.25	Amendment No. 1 to Pacira BioSciences, Inc. Deferred Compensation Plan.* ***
10.26	Pacira BioSciences, Inc. Long-Term Incentive Plan.***	8-K	10.1	12/7/2020
10.27	Strategic Co-Production Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.1	7/31/2014
10.28	Manufacturing and Supply Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.2	7/31/2014
10.29	Technical Transfer and Service Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.3	7/31/2014
10.30	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace.***	10-Q	10.1	5/9/2012
10.31	Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace.***	10-Q	10.1	11/1/2012
10.32	Third Amendment to Consulting Agreement, dated September 11, 2013, between the Registrant and Gary Pace.***	10-Q	10.3	10/31/2013
10.33	Fourth Amendment to Consulting Agreement, dated November 25, 2015, between the Registrant and Gary Pace.***	10-K	10.57	2/25/2016
10.34	Executive Employment Agreement, dated May 29, 2017, between the Registrant and Dennis McLoughlin.***	10-Q	10.1	5/2/2019
10.35	Contingent Value Right Agreement, dated as of November 19, 2021, by and between Pacira BioSciences, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	10.1	11/19/2021
10.36	Credit Agreement, dated as of December 7, 2021, by and among Pacira BioSciences, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.##	8-K	10.1	12/9/2021
10.37	Manufacturing and Supply Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.††	10-K	10.36	2/28/22
10.38	Technical Transfer and Service Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.††	10-K	10.37	2/28/22
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 85

Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
10.39	Side Letter to the Manufacturing and Supply Agreement between Flexion Therapeutics, Inc. and Patheon UK Limited, dated as of April 8, 2020.††	10-K	10.38	2/28/22
10.40	Executive Employment Agreement, dated May 4, 2020, between the Registrant and Jonathan Slonin.***	10-Q	10.1	5/4/2022
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer and Chairman pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Schema Document.*
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
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

Item 16.    Form 10-K Summary
None.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page 86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. /s/ DAVID STACK
Date:	February 28, 2023	By:	David Stack Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID STACK	Director, Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2023
David Stack

/s/ CHARLES A. REINHART, III	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Charles A. Reinhart, III

/s/ LAUREN RIKER	Senior Vice President, Finance (Principal Accounting Officer)	February 28, 2023
Lauren Riker

/s/ LAURA BREGE	Director	February 28, 2023
Laura Brege

/s/ CHRISTOPHER J. CHRISTIE	Director	February 28, 2023
Christopher J. Christie

/s/ MARK FROIMSON	Director	February 28, 2023
Mark Froimson

/s/ YVONNE GREENSTREET	Director	February 28, 2023
Yvonne Greenstreet

/s/ MARK KRONENFELD	Director	February 28, 2023
Mark Kronenfeld

/s/ GARY PACE	Director	February 28, 2023
Gary Pace

/s/ ANDREAS WICKI	Director	February 28, 2023
Andreas Wicki

/s/ PAUL HASTINGS	Lead Director	February 28, 2023
Paul Hastings

Pacira BioSciences, Inc. | 2022 Form 10-K | Page 87

PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pacira BioSciences, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pacira BioSciences, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-2

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

Evaluation of the In-Process Research & Development Intangible Impairment Charge

As discussed in Notes 5 and 9 to the consolidated financial statements, the Company performs indefinite-lived intangible asset impairment testing on an annual basis and whenever events or changes in circumstances indicate the fair value of the indefinite-lived intangible asset has declined below its carrying amount. Fair value is estimated using a discounted cash flow model. The Company recorded an impairment charge of $26.1 million during 2022 related to in-process research & development (IPR&D) for ZILRETTA.

We identified the evaluation of the IPR&D intangible asset impairment charge as a critical audit matter. Evaluating the fair value measurement of this intangible asset was complex and required significant auditor judgment due to the high degree of subjectivity in evaluating certain assumptions used to estimate fair value. In particular, the fair value measurement was sensitive to management’s forecast of revenue and the discount rate assumptions. Changes in these assumptions could have a significant impact on the fair value of this intangible asset. In addition, the audit effort associated with the evaluation of the Company’s discount rate involved the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process used to determine the fair value of its IPR&D intangible asset. This included controls related to the development of assumptions for forecasted revenues and discount rate. We evaluated the future revenue growth rates used by the Company to determine forecasted revenue, by comparing them to industry data that was assessed to be relevant and reliable. We involved valuation professionals with specialized skills and knowledge, who assisted in developing an independent estimate of the discount rate using inputs from publicly available market data and comparing the results to the Company's discount rate assumption.

Fair value measurement of the contingent consideration liability associated with the acquisition of Flexion

As discussed in Notes 5 and 12 to the consolidated financial statements, the Company recognized a contingent consideration liability at its estimated fair value on the acquisition date, in connection with the acquisition of Flexion Therapeutics, Inc. (Flexion). Subsequent changes to the fair value of the contingent consideration liability are recorded in the consolidated statement of operations in the period of change. The Company estimates the fair value using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. The fair value of the Flexion contingent consideration as of December 31, 2022 was $28.1 million.

We identified the evaluation of the fair value measurement of the contingent consideration liability related to achieving commercial and regulatory milestones associated with the acquisition of Flexion as a critical audit matter. Evaluating the fair value measurement of the contingent consideration liability required significant auditor judgment, due to the high degree of subjectivity inherent in certain assumptions with unobservable inputs that were used in the model. In particular, the fair value measurement was sensitive to management’s forecasts of revenues, estimated probabilities and timing related to the achievement of certain commercial and regulatory milestones, volatility, and discount rates. In addition, the audit effort associated with the evaluation of the Company’s volatility and discount rates involved the use of valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s fair value measurement process for the contingent consideration liability related to achieving commercial and regulatory milestones. This
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-3

included controls related to the development of the assumptions for forecasted revenues, estimated probabilities and timing related to the achievement of certain milestones, volatility, and discount rates. We evaluated the forecasted revenues and certain commercial and regulatory milestone assumptions used in the Company’s models by comparing them to historical data, industry benchmarks and other third-party market data that were assessed to be relevant and reliable. We involved valuation professionals with specialized skills and knowledge, who assisted in developing an independent estimate of the discount rates and volatility assumptions using inputs from publicly available market data and comparing the results to the Company’s discount rates and volatility assumptions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Short Hills, New Jersey
February 28, 2023

Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-4

PACIRA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$104,139	$585,578
Short-term available-for-sale investments	184,512	70,831
Accounts receivable, net	98,397	96,318
Inventories, net	96,063	98,550
Prepaid expenses and other current assets	15,223	14,771
Total current assets	498,334	866,048
Noncurrent available-for-sale investments	37,209	—
Fixed assets, net	183,512	188,401
Right-of-use assets, net	70,877	76,410
Goodwill	163,243	145,175
Intangible assets, net	540,546	623,968
Deferred tax assets	160,309	153,364
Investments and other assets	27,170	21,987
Total assets	$1,681,200	$2,075,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,220	$10,543
Accrued expenses	89,785	127,555
Lease liabilities	9,121	7,891
Convertible senior notes, net	—	350,466
Current portion of long-term debt, net	33,648	24,234
Income taxes payable	—	429
Total current liabilities	147,774	521,118
Convertible senior notes, net	404,767	339,267
Long-term debt, net	251,056	335,263
Lease liabilities	64,802	71,727
Contingent consideration	28,122	57,598
Other liabilities	9,669	19,972
Total liabilities	906,190	1,344,945
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,927,790 and 44,734,308 shares issued and outstanding at December 31, 2022 and 2021, respectively	46	45
Additional paid-in capital	924,095	942,091
Accumulated deficit	(148,751)	(211,895)
Accumulated other comprehensive (loss) income	(380)	167
Total stockholders’ equity	775,010	730,408
Total liabilities and stockholders’ equity	$1,681,200	$2,075,353
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-5

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net product sales	$664,150	$538,966	$426,614
Royalty revenue	2,673	2,442	3,033
Collaborative licensing and milestone revenue	—	125	—
Total revenues	666,823	541,533	429,647
Operating expenses:
Cost of goods sold	199,295	140,255	117,328
Research and development	84,797	55,545	59,421
Selling, general and administrative	254,516	199,345	193,516
Amortization of acquired intangible assets	57,288	13,553	7,866
Acquisition-related charges (gains), impairment and other	10,903	42,911	5,166
Total operating expenses	606,799	451,609	383,297
Income from operations	60,024	89,924	46,350
Other (expense) income:
Interest income	4,542	896	4,629
Interest expense	(39,976)	(31,750)	(25,671)
Loss on early extinguishment of debt	—	—	(8,071)
Other, net	(11,288)	(2,666)	2,852
Total other expense, net	(46,722)	(33,520)	(26,261)
Income before income taxes	13,302	56,404	20,089
Income tax benefit (expense)	2,607	(14,424)	125,434
Net income	$15,909	$41,980	$145,523

Net income per share:
Basic net income per common share	$0.35	$0.95	$3.41
Diluted net income per common share	$0.34	$0.92	$3.33
Weighted average common shares outstanding:
Basic	45,521	44,262	42,671
Diluted	46,538	45,630	43,682
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-6

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$15,909	$41,980	$145,523
Other comprehensive (loss) income:
Net unrealized loss on investments, net of tax	(662)	(180)	(3)
Foreign currency translation adjustments	115	29	(1)
Total other comprehensive loss	(547)	(151)	(4)
Comprehensive income	$15,362	$41,829	$145,519
See accompanying notes to consolidated financial statements
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-7

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	41,908	$42	$753,978	$(399,398)	$322	$354,944
Exercise of stock options	1,428	2	45,227	—	—	45,229
Vested restricted stock units	239	—	—	—	—	—
Common stock issued under employee stock purchase plan	62	—	2,546	—	—	2,546
Stock-based compensation	—	—	39,920	—	—	39,920
Retirement of equity component of 2022 convertible senior notes (Note 11)	—	—	(33,089)	—	—	(33,089)
Equity component of 2025 convertible senior notes issued, net of deferred taxes of $20,450 (Note 11)	—	—	64,619	—	—	64,619
Other comprehensive loss (Note 13)	—	—	—	—	(4)	(4)
Net income	—	—	—	145,523	—	145,523
Balance at December 31, 2020	43,637	44	873,201	(253,875)	318	619,688
Exercise of stock options	732	1	23,833	—	—	23,834
Vested restricted stock units	310	—	—	—	—	—
Common stock issued under employee stock purchase plan	55	—	2,811	—	—	2,811
Stock-based compensation	—	—	42,246	—	—	42,246
Other comprehensive loss (Note 13)	—	—	—	—	(151)	(151)
Net income	—	—	—	41,980	—	41,980
Balance at December 31, 2021	44,734	45	942,091	(211,895)	167	730,408
Reclassification of the equity component of convertible senior notes to liabilities upon adoption of Accounting Standards Update 2020-06 (Note 3)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	690	1	24,386	—	—	24,387
Vested restricted stock units	331	—	—	—	—	—
Common stock issued under employee stock purchase plan	71	—	2,954	—	—	2,954
Stock-based compensation	—	—	48,092	—	—	48,092
Issuance of common stock upon conversion of 2022 convertible senior notes (Note 11)	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 13)	—	—	—	—	(547)	(547)
Net income	—	—	—	15,909	—	15,909
Balance at December 31, 2022	45,928	$46	$924,095	$(148,751)	$(380)	$775,010
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-8

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income	$15,909	$41,980	$145,523
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(7,945)	10,872	(126,613)
Depreciation of fixed assets and amortization of intangible assets	91,501	28,548	19,908
Amortization of debt issuance costs	4,400	2,754	2,156
Amortization of debt discount	2,807	23,152	18,254
Loss (gain) on disposal of fixed assets	193	(10)	22
Loss on early extinguishment of debt	—	—	8,071
Stock-based compensation	48,092	42,246	39,920
Changes in contingent consideration	(29,476)	(989)	5,204
Impairment of indefinite-lived intangible asset	26,134	—	—
Impairment of investment	10,000	—	—
Loss (gain) on investment and other non-operating income, net	92	2,673	(1,618)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,079)	(10,434)	(5,516)
Inventories, net	2,486	(4,467)	(6,353)
Prepaid expenses and other assets	(2,699)	1,142	(739)
Accounts payable	6,272	(10,262)	(3,312)
Accrued expenses and income taxes payable	(19,857)	5,451	(5,999)
Other liabilities	(556)	(104)	(2,467)
Payment of contingent consideration	—	(6,835)	(9,409)
Net cash provided by operating activities	145,274	125,717	77,032
Investing activities:
Acquisition of Flexion Therapeutics, Inc. (net of cash acquired)	—	(420,042)	—
Purchases of fixed assets	(30,076)	(45,866)	(37,801)
Purchases of available-for-sale investments	(387,685)	(611,488)	(546,516)
Sales of available-for-sale investments	237,576	1,068,736	307,870
Payment of contingent consideration	(32,000)	(4,000)	—
Sale of equity investment	—	9,057	—
Purchases of equity and debt investments	(13,000)	(17,187)	(1,160)
Net cash used in investing activities	(225,185)	(20,790)	(277,607)
Financing activities:
Proceeds from exercises of stock options	24,387	23,844	45,218
Proceeds from common stock issued under employee stock purchase plan	2,954	2,811	2,546
Proceeds from Term loan B facility maturing December 2026	—	363,750	—
Proceeds from debt component of the 2025 convertible senior notes	—	—	314,708
Proceeds from equity component of the 2025 convertible senior notes	—	—	87,792
Repayment of 2022 convertible senior notes	(156,960)	—	(176,793)
Retirement of equity component of the 2022 convertible senior notes	—	—	(33,089)
Repayment of 2024 convertible senior notes	(192,609)	—	—
Repayment of Term loan B facility maturing December 2026	(78,125)	—	—
Payment of debt issuance and financing costs	(1,175)	(4,546)	(12,487)
Payment of contingent consideration	—	(5,165)	(5,591)
Net cash (used) provided by financing activities	(401,528)	380,694	222,304
Net (decrease) increase in cash and cash equivalents	(481,439)	485,621	21,729
Cash and cash equivalents, beginning of year	585,578	99,957	78,228
Cash and cash equivalents, end of year	$104,139	$585,578	$99,957
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-9

PACIRA BIOSCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)
	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Cash paid for interest	$33,295	$6,996	$7,205
Cash paid for income taxes, net of refunds	$7,398	$3,221	$2,417
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2022 convertible senior notes	$3,040	$—	$—
Fixed assets included in accounts payable and accrued liabilities	$5,888	$6,828	$9,288
Net additions to contingent consideration liabilities	$—	$45,241	$—
See accompanying notes to consolidated financial statements.

Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-10

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. The Company is also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K.,in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion, and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. For more information, see Note 5, Flexion Acquisition. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience. The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves.
Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies, reliance on revenue from three products, reliance on a limited number of wholesalers, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and single source suppliers, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity.
Coronavirus (COVID-19) Pandemic and Global Economic Conditions
Since early 2020, the Company’s revenues and supply chain have been impacted by COVID-19 pandemic-related challenges that included the significant postponement or suspension in the scheduling of elective surgical procedures due to public health guidance and government directives. While the degree of impact has diminished during the course of the pandemic due to the introduction of vaccines and therapeutics, as well as the lessening of elective surgery restrictions, certain pandemic-related operational and staffing challenges persist. It remains unclear how long it will take the elective surgery market to normalize or if restrictions on elective procedures will recur due to future COVID-19 variants or otherwise. Direct and indirect effects of the pandemic and global economic conditions have and may continue to negatively impact the Company’s business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation and rising interest rates on the Company’s customers and suppliers and longer lead-times or the inability to secure a sufficient supply of materials. The situation remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise that the Company is unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission, or SEC. The accounts of the Company’s wholly owned subsidiaries are included in these consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications from previously issued financial statements have been made to conform to the current presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, revenue recognition, purchase price allocation, stock-based compensation, inventory costs, impairments of equity investments, long-lived assets, goodwill and other intangible assets, liabilities and accruals, including contingent consideration, and the valuation of deferred tax assets. The Company’s critical accounting estimates are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-11

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
estimates or judgments used in the preparation of the consolidated financial statements, actual results could differ from these estimates.
Revenue From Contracts With Customers
The Company’s sources of revenue include (i) sales of EXPAREL in the U.S., European Union, or E.U. and U.K.; (ii) sales of ZILRETTA in the U.S.; (iii) sales of iovera° in the U.S., Canada and the E.U.; (iv) sales of, and royalties on, its bupivacaine liposome injectable suspension for veterinary use and (v) license fees and milestone payments. Royalty revenues are from the Company’s collaborative licensing agreements. See Note 4, Revenue, for further information on the Company’s accounting policies related to revenue from contracts with customers.
Collaborative Licensing and Milestone Revenue
The Company’s collaboration agreements generally involve a license to the Company’s products. In determining when to recognize the revenue under a collaboration agreement, the Company must assess whether the license is distinct, which depends upon whether the customer can benefit from the license and whether the license is separate from other performance obligations in the agreement. If the license is distinct, the Company must further assess whether the customer has a right to access or a right to use the license depending on whether the functionality of the license is expected to substantively change over time. If the license is not expected to substantively change, the revenue is recognized at the point in time when the license is provided. If the license is expected to substantively change, the revenue is recognized over the license period.
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
Concentration of Major Customers
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual physicians. The Company also sells EXPAREL directly to ambulatory surgery centers and physicians. The Company sells ZILRETTA primarily to specialty distributors and a specialty pharmacy, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as Group Purchasing Organizations, or GPOs. The Company sells its bupivacaine liposome injectable suspension for veterinary use to a third-party licensee in the U.S. and sells iovera° directly to end users.
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Year Ended December 31,
	2022	2021	2020
Largest wholesaler	31%	31%	31%
Second largest wholesaler	23%	28%	31%
Third largest wholesaler	22%	26%	25%
Total	76%	85%	87%
The year ended December 31, 2022 included the first full-year of ZILRETTA net product sales. The Company began recognizing revenue from net product sales of ZILRETTA on November 19, 2021, the date of the Flexion Acquisition (as defined herein).
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-12

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Revenue from outside the U.S. accounted for less than 1% of the Company’s total revenue for the years ended December 31, 2022 and 2021. The Company began selling EXPAREL in the E.U. and U.K. and iovera° in Canada in the fourth quarter of 2021. The Company had no revenue from outside the U.S. during the year ended December 31, 2020.
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
The Company accrues interest and penalties, if any, on underpayment of income taxes, including those related to unrecognized tax benefits, as a component of income tax expense in its consolidated statements of operations.
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
In calculating the estimated fair value of stock options and employee stock purchase plan share options granted, the Company uses the Black-Scholes option valuation model, or Black-Scholes model, which requires the consideration of the following variables for purposes of estimating fair value in addition to the closing price of the Company’s common stock on the date of grant:
•Expected term of the option
•Expected volatility
•Expected dividends
•Risk-free interest rate
The Company utilizes its historical volatility data to determine expected volatility over the expected option term. The Company uses an expected term based on its historical data from stock option activity. The risk-free interest rate is based on the implied yield on U.S. Department of the Treasury zero-coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not declared or paid any dividends since inception, nor does it have any intention to do so in the foreseeable future. Additionally, the Company’s ability to declare and pay a dividend in the future could be limited per the agreements governing its indebtedness. The Company records forfeitures of grants as they occur rather than estimating forfeitures during each reporting period.
Cash and Cash Equivalents
All highly liquid investments with maturities of 90 days or less when purchased are considered cash equivalents. Cash equivalents include corporate debt securities, asset-backed securities and money market funds. As of December 31, 2022, the carrying value of money market funds was $42.6 million. As of December 31, 2021, the carrying value of money market funds was $223.0 million, commercial paper was $19.0 million and asset-backed securities was $2.6 million. The carrying values approximate fair value as of December 31, 2022 and 2021.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-13

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Short-Term and Noncurrent Available-For-Sale Investments
Short-term available-for-sale investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper, corporate and government bonds, and other bonds issued in the U.S. (and denominated in the U.S. dollar) by foreign entities, all with maturities of greater than three months, but less than one year. Noncurrent available-for-sale investments consist of corporate and government agency bonds with maturities greater than one year. The Company evaluates the classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date, which includes an assessment of the intent to hold the available-for-sale securities. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for preservation of capital, liquidity and a reasonable rate of return. The Company classifies its investments as available-for-sale. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities (except for credit losses) are excluded from net income (loss) and are reported as a separate component of accumulated other comprehensive (loss) income until realized. Realized gains and losses are included in interest income in the consolidated statements of operations and are derived using the specific identification method for determining the cost of the securities sold. The Company evaluates whether a credit loss exists, and in the event a credit loss does exist, the credit loss is recognized in the consolidated statements of operations based on the amount that the fair value is less than the amortized cost.
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
Depreciation of fixed assets is provided over their estimated useful lives on a straight-line basis. The Company periodically reviews these useful lives relative to physical factors, economic factors and industry trends. If there are changes in the planned use of property or equipment, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of accelerated depreciation expense in future periods. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related remaining lease terms. Useful lives by asset category are as follows:

Asset Category	Useful Life
Computer equipment and software	1 to 3 years
Office furniture and equipment	5 years
Manufacturing and laboratory equipment	5 to 10 years
Asset Retirement Obligations
The Company has contractual obligations stemming from certain of its lease agreements to return leased space to its original condition upon termination of such lease agreements. The Company records its asset retirement obligations, or ARO, along with a corresponding capital asset in an amount equal to the estimated fair value of the ARO, based on the present value of expected future cash flows. In subsequent periods, the Company records expense to accrete the ARO to its full value. Each ARO capital asset is depreciated over the depreciable term of the associated fixed asset.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-14

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
incremental borrowing rate. Variable lease payments are not included at commencement and are recognized in the period in which they are incurred.
The Company has elected to net the amortization of its ROU assets and the reduction of the lease liability principal in other liabilities in the consolidated statement of cash flows.
The lease term is based on the contractual term and is adjusted for any renewal options or termination rights that are reasonably certain to be exercised. The incremental borrowing rate is based on the rate the Company estimates it would pay on a collateralized basis over a similar term in a similar economic environment.
Acquisitions
In a business combination, the acquisition method of accounting requires that the assets acquired and liabilities assumed be recorded as of the date of the acquisition at their respective fair values, with some exceptions. Assets acquired and liabilities assumed in a business combination that arise from contingencies are generally recognized at fair value. If fair value can be determined, the asset or liability is recognized; if fair value is not determinable, then no asset or liability is recognized. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
Any excess of the purchase price (consideration transferred) over the estimated fair values of net assets acquired is recorded as goodwill. Transaction costs and costs to restructure the acquired company are expensed as incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements after the closing date of the acquisition.
Contingent Consideration
Subsequent to an acquisition, the Company measures contingent consideration arrangements at fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations as acquisition-related charges (gains). Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated sales, costs of goods sold and regulatory approvals. In the absence of new information, changes in fair value reflect the passage of time towards achievement or expiration of the milestones, and are accreted to the period in which payments are expected to be made.
Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination and is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment exists.
Intangible Assets
Intangible assets with definite useful lives are amortized on a straight-line basis over their estimated useful lives and are recorded at cost, net of accumulated amortization. Indefinite-lived intangible assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment exists. Impairment charges are recognized to the extent the carrying value exceeds its fair value.
Equity Investments
The Company holds investments in equity securities without a readily determinable fair value which are recognized at cost less any impairments, plus or minus any changes resulting from observable price changes in orderly transactions for a similar investment.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-15

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Impairments of Long-Lived Assets
Management reviews long-lived assets, including fixed assets and finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Per Share Data
Basic net income (loss) per common share is computed by dividing net income (loss) available (attributable) to common stockholders by the weighted average number of shares of common stock outstanding during the period.
Diluted net income (loss) per common share is calculated by dividing net income (loss) available (attributable) to common stockholders as adjusted for the effect of dilutive securities, if any, by the weighted average number of shares of common stock and dilutive common stock outstanding during the period. Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the RSUs expected to vest, and the shares of common stock expected to be purchased under the Company’s employee stock purchase plan (using the treasury stock method), and the potential common shares issuable upon conversion of the convertible senior notes using the if-converted method. Under the if-converted method, adjustments are made to the diluted net income (loss) per common share calculation as if the Company had converted the convertible senior notes on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible senior notes on a post-tax basis.
Foreign Currencies
The balance sheet accounts of the Company’s foreign subsidiaries with functional currencies other than the U.S. Dollar are translated using the exchange rate at each respective balance sheet date. Revenues and expenses are translated using the average exchange rates for each calendar month during the year. Translation adjustments are recorded as a component of accumulated other comprehensive (loss) income in the consolidated financial statements. Gains or losses from foreign currency exchanges are recorded in other, net in the consolidated statements of operations.
Segment Reporting
The Company is managed and operated as a single business focused on the development, manufacture, marketing, distribution and sale of non-opioid pain management and regenerative health solutions. The Company is managed by a single management team, and, consistent with its organizational structure, the Chief Executive Officer—who is the Company’s chief operating decision maker—manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one reportable operating segment to evaluate its performance, allocate resources, set operational targets and forecast its future financial results.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which limits the number of convertible debt instruments that require separate accounting to (i) those with embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative and that do not qualify for the scope exception from derivative accounting and (ii) convertible debt instruments issued with substantial premiums for which the premiums were recorded as paid-in capital. In addition, the new guidance requires diluted earnings per share calculations be prepared using the if-converted method instead of the treasury stock method. The Company elected to adopt the new guidance using a modified retrospective method of transition, which applied to transactions outstanding at January 1, 2022. As a result, effective January 1, 2022, the Company does not separately present in equity an embedded conversion feature for its convertible debt. Instead, the Company accounts for its convertible debt instruments wholly as debt. In addition, effective January 1, 2022, the Company does not record interest expense on the previously recorded discount on its convertible debt. The impact on the condensed consolidated balance sheet at January 1, 2022 increased net debt by approximately $64.9 million, reduced accumulated deficit by $47.2 million, reduced additional paid-in capital by $96.5 million and decreased deferred tax liabilities by $15.7 million.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-16

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 4—REVENUE
The Company’s sources of revenue are detailed in Note 2, Summary of Significant Accounting Policies. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure is limited to revenue associated with net product sales of EXPAREL and ZILRETTA.
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
Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified Department of Veteran Affairs hospitals and 340B entities at prices lower than the list prices charged to other customers. The 340B Drug Discount Program is a U.S. federal government program created in 1992 that requires participating drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at reduced prices. Customers charge the Company for the difference between the product payment and the statutory selling price to the qualified entity. Reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of sale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within weeks of the customer’s notification to the Company of the sale. Reserves for chargebacks consist of credits that the Company expects to issue for units that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.
The calculation for some of these items requires management to make estimates based on sales data, historical return data, contracts, statutory requirements and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.
The following table provides a summary of activity with respect to the Company’s sales related allowances and accruals related to EXPAREL for the years ended December 31, 2022, 2021 and 2020, as well as ZILRETTA for the years ended December 31, 2022 and 2021 (in thousands):
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-17

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2019	$540	$962	$1,486	$1,816	$—	$4,804
Provision	794	8,541	6,437	12,345	—	28,117
Payments/Adjustments	(311)	(8,496)	(6,755)	(12,561)	—	(28,123)
Balance at December 31, 2020	1,023	1,007	1,168	1,600	—	4,798
Provision	3,095	10,388	10,112	17,101	1,139	41,835
Payments/Adjustments	(757)	(10,217)	(7,644)	(15,207)	(378)	(34,203)
Balance at December 31, 2021	3,361	1,178	3,636	3,494	761	12,430
Provision	1,390	11,145	16,866	48,890	1,641	79,932
Payments/Adjustments	(3,060)	(11,136)	(17,309)	(46,932)	(1,616)	(80,053)
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Collaborative Licensing and Milestone Revenue
The Company’s collaborative licensing and milestone revenue recognition policy is discussed in Note 2, Summary of Significant Accounting Policies
Accounts Receivable
The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers, specialty distributors, a specialty pharmacy and individual physicians. Payment terms generally range from zero to 97 days from the date of the transaction, and accordingly, there is no significant financing component.
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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net product sales:
EXPAREL	$536,899	$506,515	$413,338
ZILRETTA	105,517	12,683	—
iovera°	15,258	16,162	8,817
Bupivacaine liposome injectable suspension	6,476	3,606	4,459
Total net product sales	$664,150	$538,966	$426,614
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-18

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company began recognizing revenue from net product sales of ZILRETTA on November 19, 2021, the date of the Flexion Acquisition (as defined herein).
NOTE 5—FLEXION ACQUISITION
Flexion Therapeutics, Inc.
On November 19, 2021, the Company acquired Flexion (the “Flexion Acquisition”), a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with OA, the most common form of arthritis, pursuant to an Agreement and Plan of Merger (the “Flexion Merger Agreement”), dated as of October 11, 2021, by and among the Company, Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Purchaser”), and Flexion. Following the completion of a successful tender offer for the shares of Flexion’s common stock, and pursuant to the terms of the Flexion Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser merged with and into Flexion with Flexion surviving as a wholly owned subsidiary of the Company. The Company changed the name of Flexion to Pacira Therapeutics, Inc. after completing the merger.
The total consideration for the Flexion Acquisition was approximately $578.8 million consisting of: (i) $448.5 million of cash paid to former Flexion stockholders and to settle restricted stock units and in-the-money stock options; (ii) an $85.1 million cash payment of Flexion debt not assumed by the Company and (iii) $45.2 million of estimated contingent consideration at the time of the acquisition related to contingent value rights, or CVRs, that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. The consideration is subject to adjustments based on the achievement of certain potential milestone payments. At the time of the acquisition, the Company estimated that up to an additional $380.2 million in the aggregate may be payable to holders of the CVRs if each of the applicable milestones are achieved by December 31, 2030, as follows:
(i) $1.00 per CVR the first time that net sales of ZILRETTA in any calendar year equal or exceed $250.0 million;
(ii) $2.00 per CVR, the first time that net sales of ZILRETTA in any calendar year equal or exceed $375.0 million;
(iii) $3.00 per CVR, the first time that net sales of ZILRETTA in any calendar year equal or exceed $500.0 million;
(iv) $1.00 per CVR upon approval by the U.S. Food and Drug Administration, or FDA, of a Biologics License Application (BLA) for PCRX-201, a clinical stage gene therapy product candidate; and
(v) $1.00 per CVR upon approval by the FDA of a new drug application, or NDA, for PCRX-301, an investigational product candidate. In September 2022, based on the results of a completed phase 1 study, the Company decided to discontinue further development of PCRX-301.
The total consideration for the Flexion Acquisition was $578.8 million, which consisted of the following (in thousands, except per share amounts):

Fair Value of Purchase Price Consideration	Amount
Fair value of purchase consideration paid at closing:
Cash consideration for all outstanding shares of Flexion’s common stock (50,392 shares of common stock acquired at $8.50 per share)	$428,333
Cash consideration paid to settle RSUs and in-the-money stock options	20,153
Cash paid to settle Flexion debt	85,118
533,604
Fair value of CVRs	45,241
Total purchase consideration	$578,845
The Company accounted for the Flexion Acquisition using the acquisition method of accounting and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its consolidated financial statements from the acquisition date of November 19, 2021.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-19

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed. The following tables set forth the allocation of the Flexion Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

	Amounts Recognized at the Acquisition Date (as previously reported) (a)	Measurement Period Adjustments (b)	Amounts Recognized at the Acquisition Date (as adjusted)
ASSETS ACQUIRED
Cash and cash equivalents	$113,562	$—	$113,562
Short-term available-for-sale investments	11,153	—	11,153
Accounts receivable	32,838	—	32,838
Inventories	29,667	—	29,667
Prepaid expenses and other assets	4,852	—	4,852
Fixed assets	23,307	—	23,307
Deferred tax assets	58,015	(16,906)	41,109
Right-of-use assets	6,585	—	6,585
Identifiable intangible assets	480,000	—	480,000
IPR&D	61,000	—	61,000
Total assets	$820,979	$(16,906)	$804,073
LIABILITIES ASSUMED
Accounts payable	$9,794	$—	$9,794
Accrued expenses	22,746	1,162	23,908
Deferred revenue	10,000	—	10,000
Lease liabilities	6,585	—	6,585
Other liabilities	1,187	—	1,187
Long-term debt	201,450	—	201,450
Total liabilities	251,762	1,162	252,924
Total identifiable net assets acquired	569,217	(18,068)	551,149
Goodwill	9,628	18,068	27,696
Total consideration transferred	$578,845	$—	$578,845
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
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to the value of combining ZILRETTA with iovera° and EXPAREL as a safe and effective non-opioid multimodal regimen for pain management, as well as the synergies of merging operations. The acquired goodwill and intangible assets are not deductible for tax purposes.
Refer to Note 9, Goodwill and Intangible Assets, and Note 18, Acquisition-related Charges (Gains), Impairment and Other, for further information related to the Flexion Acquisition.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-20

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
•Recognition of the income tax benefit resulting from decreasing Flexion’s existing valuation allowance on deferred tax assets for the year ended December 31, 2021;
•Removal of Flexion’s interest expense and associated deferred financing cost amortization related to the $85.1 million of debt not assumed;
•Adjustments to the Company’s interest income for the cash used to acquire Flexion;
•Additional cost of goods sold related to a step-up value in inventory;
•Additional amortization expense from the acquired developed technology intangible assets;
•Additional depreciation of Flexion’s fixed assets; and
•Additional lease expense on Flexion’s ROU assets.
In addition, all of the above adjustments were adjusted for the applicable tax impact.
NOTE 6—INVENTORIES
The components of inventories, net are as follows (in thousands):

	December 31,
	2022	2021
Raw materials	$39,810	$36,337
Work-in-process	28,853	35,182
Finished goods	27,400	27,031
Total	$96,063	$98,550

Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-21

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 7—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	December 31,
	2022	2021
Machinery and equipment	$118,684	$117,264
Leasehold improvements	61,302	59,740
Computer equipment and software	15,360	13,197
Office furniture and equipment	2,420	2,883
Construction in progress (1)	103,226	80,557
Total	300,992	273,641
Less: accumulated depreciation	(117,480)	(85,240)
Fixed assets, net	$183,512	$188,401
(1) The increase of $22.7 million in construction in progress is related to progress in the expansion of the Company’s manufacturing facilities, including an EXPAREL capacity expansion project at the Company’s Science Center Campus in San Diego, California and a ZILRETTA capital project at Thermo Fisher Scientific Pharma Services’s site in Swindon, England.

For information on useful lives by asset category, refer to Note 2, Summary of Significant Accounting Policies.
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $34.2 million, $15.0 million and $12.0 million, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company capitalized interest of $4.1 million, $3.9 million and $2.4 million, respectively. In 2022, the Company accelerated $10.5 million of depreciation expense for certain machinery and equipment for which no future economic benefit was identified.
As of December 31, 2022 and 2021, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located outside of the U.S. in the amount of $44.7 million and $65.4 million, respectively.
As of December 31, 2022 and 2021, the Company had AROs of $3.3 million and $2.4 million, respectively, included in accrued expenses and other liabilities on its consolidated balance sheet, for costs associated with returning leased space to its original condition upon the termination of certain of its lease agreements.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-22

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 8—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing facility at its Science Center Campus in San Diego, California. The Company also has an embedded lease with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, England. A portion of the associated monthly base fees has been allocated to the lease component based on a relative fair value basis.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Year Ended December 31,
Operating Lease Costs	2022	2021	2020
Fixed lease costs	$13,949	$11,976	$10,055
Variable lease costs	1,988	1,722	2,096
Sublease income	(253)	—	—
Total	$15,684	$13,698	$12,151
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for operating lease liabilities, net of lease incentives	$14,357	$12,709	$14,347
Right-of-use assets recorded in exchange for lease obligations	$3,324	$8,692	$42,191
The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	December 31,
	2022	2021
Weighted average remaining lease term	6.83 years	7.77 years
Weighted average discount rate	7.05%	6.96%
As of December 31, 2022, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2023	$14,022
2024	13,928
2025	13,078
2026	12,814
2027	12,586
Thereafter	27,350
Total future lease payments	93,778
Less: imputed interest	(19,855)
Total operating lease liabilities	$73,923

Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-23

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma, in 2007 (the “Skyepharma Acquisition”), the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2020	$99,547
Goodwill arising from milestones achieved under the Skyepharma Acquisition	36,000
Goodwill arising from the Flexion Acquisition	9,628
Balance at December 31, 2021	145,175
Goodwill arising from measurement period adjustments associated with the Flexion Acquisition (Note 5)	18,068
Balance at December 31, 2022	$163,243
The Skyepharma Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the date of acquisition. In connection with the Skyepharma Acquisition, the Company agreed to certain milestone payments for DepoBupivacaine products, including EXPAREL. In the fourth quarter of 2021, the Company met both of its two remaining milestones due to Skyepharma: $4.0 million upon the first commercial sale in the U.K., France, Germany, Italy or Spain, which was paid in the fourth quarter of 2021; and $32.0 million when annual net sales collected reached $500.0 million, which was paid in the first quarter of 2022. These milestone payments were treated as additions to the Skyepharma Acquisition and, therefore, recorded as goodwill.
Upon the Flexion Acquisition, the Company recorded goodwill totaling $9.6 million. Within one year from the Flexion Acquisition date, measurement period adjustments of $18.1 million were recorded to goodwill as the facts and circumstances existed prior to the acquisition date. The adjustments primarily represent the finalization of a tax study and pre-acquisition expenses. The acquired goodwill and intangible assets are not deductible for tax purposes.
Intangible Assets
Intangible assets, net, consists of the developed technology and IPR&D from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(84,376)	$505,624	10 years, 5 months
Customer relationships	90	(34)	56	10 years
Total finite-lived intangible assets, net	590,090	(84,410)	505,680
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(84,410)	$540,546
December 31, 2021	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technology	$590,000	$(27,097)	$562,903	10 years, 5 months
Customer relationships	90	(25)	65	10 years
Total finite-lived intangible assets, net	590,090	(27,122)	562,968
Acquired IPR&D	61,000	—	61,000
Total intangible assets, net	$651,090	$(27,122)	$623,968
Amortization expense on intangible assets for the years ended December 31, 2022 and 2021 was $57.3 million and $13.6 million, respectively. The increase in expense in 2022 is the result of a full year of amortization associated with ZILRETTA for OA knee pain acquired as part of the Flexion Acquisition in November 2021.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-24

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $57.3 million from 2023 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
The Company reviews its indefinite-lived intangible assets for impairment annually and whenever an event or change in circumstances arises that indicates the carrying amount of an indefinite-lived intangible asset is at risk of not being recoverable. During the year ended December 31, 2022, the annual impairment assessment for ZILRETTA acquired IPR&D for the treatment of OA pain of the shoulder was conducted through a recoverability test at December 31, 2022 by comparing the $60.0 million carrying value of the asset against the fair value through a discounted cash flow model of $33.9 million based on new facts and circumstances. The change in fair value was primarily driven by later timelines for the completion of clinical trials impacting revenue forecasts, among other factors. An impairment of $26.1 million was recognized within acquisition-related charges (gains), impairment and other in the consolidated statements of operations for the year ended December 31, 2022 based on the amount its previous carrying value exceeded its updated fair value.
NOTE 10—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued selling, general and administrative expenses	$11,927	$12,063
Accrued research and development expenses	4,065	5,480
Other accrued operating expenses	14,959	14,912
Compensation and benefits (1)	26,198	45,491
Termination fee (2)	13,000	—
Accrued royalties (3)	3,400	35,298
Accrued interest	8,941	5,358
Product returns and wholesaler service fees	7,295	8,953
Total	$89,785	$127,555
(1) At December 31, 2021, compensation and benefits included $18.4 million of accrued severance associated with the Flexion Acquisition.
(2) See Note 20, Commitments and Contingencies, for more information.
(3) At December 31, 2021, accrued royalties included a $32.0 million milestone payment to Skyepharma that was met in the fourth quarter of 2021 for achieving annual net sales collected of $500.0 million on the Company’s DepoBupivacaine products, including EXPAREL. This milestone was paid in the first quarter of 2022. See Note 9, Goodwill and Intangible Assets, for more information.
NOTE 11—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (amounts in thousands):

	December 31,
	2022	2021
Term loan B facility maturing December 2026	$284,704	$359,497
0.750% Convertible senior notes due August 2025	396,126	330,627
3.375% Convertible senior notes due May 2024	8,641	201,249
2.375% Convertible senior notes due April 2022 (1)	—	157,857
Total	$689,471	$1,049,230
(1) The 2022 Notes (as defined below) matured on April 1, 2022.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-25

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Term Loan B Facility
In December 2021, the Company entered into a term loan credit agreement (the “Credit Agreement”) with JP Morgan Chase Bank, N.A., as administrative agent and the initial lender. The term loan issued under the Credit Agreement (the “Term Loan”) was issued at a 3% discount and allows for a single-advance term loan B facility in the principal amount of $375.0 million and is secured by substantially all of the Company’s and each subsidiary guarantor’s assets. Subject to certain conditions, the Company may, at any time, on one or more occasion, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities. The net proceeds of the Term Loan were approximately $363.8 million after deducting an original issue discount of $11.2 million.
The total debt composition of the Term Loan is as follows (in thousands):

	December 31,
	2022	2021
Term Loan maturing December 2026	$296,875	$375,000
Deferred financing costs	(3,919)	(4,443)
Discount on debt	(8,252)	(11,060)
Total debt, net of debt discount and deferred financing costs	$284,704	$359,497
The Term Loan matures on December 7, 2026 and requires quarterly repayments of principal in the amount of $9.4 million commencing June 30, 2022, and increasing to $14.1 million commencing December 31, 2025, with a remaining balloon payment of approximately $137.5 million due at maturity. The Company is required to make mandatory prepayments of principal from (i) the Company’s excess cash flow (as defined in the Credit Agreement) existing in any fiscal year and if the Senior Secured Leverage Ratio (as defined in the Credit Agreement) for such fiscal year exceeds certain predetermined limits (ii) net proceeds (as defined in the Credit Agreement) of non-ordinary course assets sales and casualty events and (iii) debt issuance proceeds (other than permitted debt under the Credit Agreement). Prepayment penalties for the Term Loan were 2% in the first loan year plus an interest make-whole payment, 2% in the second loan year, 1% in the third loan year and nothing thereafter. Prepayment penalties generally do not apply to mandatory prepayment obligations under the Credit Agreement, such as prepayments due in connection with excess cash flow. During the year ended December 31, 2022, the Company made scheduled principal payments of $28.1 million in the aggregate. In addition, during the year ended December 31, 2022, the Company made an additional prepayment of $51.0 million, which included a $50.0 million reduction in principal and a $1.0 million prepayment penalty recorded as part of its deferred financing costs to be included in interest expense prospectively.
The Term Loan requires the Company to, among other things, maintain (i) a first lien net leverage ratio, determined as of the last day of any fiscal quarter, of no greater than 1.75 to 1.00 and (ii) liquidity, at any time, of at least $150.0 million. The Term Loan also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
The Company may elect to borrow either term benchmark borrowings or alternate base rate borrowings. Term benchmark borrowings bear interest at a variable rate per annum equal to the Adjusted Term SOFR Rate (as defined in the Credit Agreement) (subject to a 75 basis points floor) plus an applicable margin of 700 basis points. Alternate base rate borrowings bear interest at a variable rate per annum determined using a base rate (subject to a 175 basis points floor) equal to the greatest of (i) the Prime Rate (as defined in the Credit Agreement) in effect on such day, (ii) the NYFRB Rate (as defined in the Credit Agreement) plus 50 basis points or (iii) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) plus 100 basis points, subject to certain exceptions, plus an applicable margin of 600 basis points. As of December 31, 2022, borrowings under the Term Loan consisted entirely of term benchmark borrowings at a rate of 10.78%.
Convertible Senior Notes Due 2025
In July 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of its 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per year, payable semiannually in arrears on February 1st and August 1st of each year, beginning on February 1, 2021. The 2025 Notes mature on August 1, 2025.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-26

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The total debt composition of the 2025 Notes is as follows (in thousands):

	December 31,
	2022	2021
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(6,374)	(7,155)
Discount on debt	—	(64,718)
Total debt, net of debt discount and deferred financing costs	$396,126	$330,627
The net proceeds from the issuance of the 2025 Notes were approximately $390.0 million, after deducting commissions and the offering expenses paid by the Company. A portion of the net proceeds from the 2025 Notes was used by the Company to repurchase $185.0 million in aggregate principal amount of its then-outstanding 2.375% convertible senior notes due 2022 in privately-negotiated transactions for a total of $211.1 million of cash (including accrued interest). The Company’s transaction costs of approximately $12.5 million related to the issuance of the 2025 Notes are amortized to interest expense over the five-year term of the 2025 Notes.
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five-business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or (iv) if the Company calls the 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date. The conditions for conversion were not met during the calendar quarter ended December 31, 2022.
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
As of December 31, 2022, the 2025 Notes had a market price of $908 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-27

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
While the 2025 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2022 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
Prior to January 1, 2022, under the previous ASC 470-20, Debt with Conversion and Other Options, an entity used to separately account for the liability and equity components of convertible debt instruments that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The liability component of the instrument used to be valued in a manner that reflected the market interest rate for a similar nonconvertible instrument at the date of issuance. The initial carrying value of the liability component of $314.7 million was calculated using a 5.78% assumed borrowing rate. The equity component of $87.8 million, which represented the conversion option, was determined by deducting the fair value of the liability component from the par value of the 2025 Notes and was recorded in additional paid-in capital on the consolidated balance sheet at the issuance date. The equity component used to be treated as a discount on the liability component of the 2025 Notes, which was amortized over the five-year term of the 2025 Notes using the effective interest rate method.
Resulting from ASU 2020-06, ASC 470-20 was revised effective January 1, 2022 which eliminated the requirement to separately account for the embedded conversion features that are not clearly and closely related to the debt, that meet the definition of a derivative and that do not qualify for the scope exception from derivative accounting and convertible debt instruments issued with substantial premiums for which the premiums were recorded as paid in capital. Effective January 1, 2022, the 2025 Notes debt discount carrying value of $64.7 million was eliminated and there was a $1.7 million increase in deferred financing costs offset by additional paid-in capital, accumulated deficit and deferred tax assets. For additional information regarding the adoption of ASU 2020-06, see Note 3, Summary of Significant Accounting Policies.
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
Convertible Senior Notes Due 2024 Assumed from the Flexion Acquisition
Prior to the Flexion Acquisition, in May 2017, Flexion issued an aggregate of $201.3 million principal amount of 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”), pursuant to the indenture, dated as of May 2, 2017 (the “Original Flexion Indenture”), between Flexion and Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), as trustee (the “Flexion Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 19, 2021, between Flexion and the Flexion Trustee (the “First Supplemental Flexion Indenture” and, together with the Original Flexion Indenture, the “Flexion Indenture”). The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. Upon the Flexion Acquisition, the principal was assumed and recorded at fair value by the Company.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-28

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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At December 31, 2022, the remaining principal outstanding was $8.6 million.
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-29

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Contractual and other interest expense	$36,880	$9,759	$7,650
Amortization of debt issuance costs	4,400	2,754	2,156
Amortization of debt discount	2,807	23,152	18,254
Capitalized interest and other (Note 7)	(4,111)	(3,915)	(2,389)
Total	$39,976	$31,750	$25,671

Effective interest rate on total debt	5.47%	6.66%	7.15%
Upon the adoption of ASU 2020-06 effective January 1, 2022, the Company eliminated the convertible debt discounts associated with the 2022 Notes and the 2025 Notes that were originally recorded as offsets to the embedded conversion features recognized in equity. Effective January 1, 2022, the Company does not record interest expense on previously recorded discounts on convertible debt attributable to the convertible feature. The deferred financing costs previously allocated to the conversion features have been re-allocated to the outstanding debt. For additional information regarding the adoption of ASU 2020-06, see Note 3, Summary of Significant Accounting Policies.
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amounts of convertible notes receivable without readily determinable fair values have not been adjusted for either an impairment or upward or downward adjustments based on observable transactions, whereas an equity investment was fully impaired during the year ended December 31, 2022.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-30

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
At December 31, 2022, the carrying values and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Asset:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$5,315	$—	$—	$5,315
Financial Liabilities:
Acquisition-related contingent consideration	$28,122	$—	$—	$28,122

Financial Liabilities Measured at Amortized Cost:
Term loan B facility due December 2026	$284,704	$—	$292,422	$—
0.750% convertible senior notes due 2025 (1)	$396,126	$—	$365,269	$—
3.375% convertible senior notes due 2024 (2)	$8,641	$—	$8,641	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $38.61 per share at December 31, 2022 compared to a conversion price of $71.78 per share. At December 31, 2022, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion premium that could have been due on the 2025 Notes at December 31, 2022 is approximately 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain events.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Equity and Convertible Note Investments
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2020	$12,802	$—	$12,802
Purchases	12,967	4,220	17,187
Divestiture of investment	(11,642)	—	(11,642)
Foreign currency adjustments	—	(88)	(88)
Balance at December 31, 2021	14,127	4,132	18,259
Purchases	11,750	1,250	13,000
Impairment	(10,000)	—	(10,000)
Foreign currency adjustments	—	(67)	(67)
Balance at December 31, 2022	$15,877	$5,315	$21,192
During the year ended December 31, 2022, an impairment of an equity investment of $10.0 million was recorded in other, net in the consolidated statements of operations.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-31

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
During the year ended December 31, 2021, the Company sold an equity investment for net cash proceeds of $9.1 million and recognized a realized loss of $2.6 million, which was recorded in other, net in the consolidated statements of operations. The fair value of the divested equity investment was based on a Level 1 input.
In February 2023, the Company invested $4.0 million in a convertible note receivable.
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $28.1 million and $57.6 million as of December 31, 2022 and 2021, respectively. Refer to Note 5, Flexion Acquisition and Note 18, Acquisition-related Charges (Gains), Impairment and Other, for more information.
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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to CVRs that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was previously $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As part of the purchase price consideration related to the Flexion Acquisition, the Company recorded contingent consideration of $45.2 million, which represented the Company’s potential achievement of meeting the regulatory and commercial milestones. From the date of the Flexion Acquisition through December 31, 2021, the Company recorded an additional $1.2 million liability. For the year ended December 31, 2022, the Company recorded a gain of $18.3 million primarily due to adjustments to near-term forecasts for the earnout period of the Flexion contingent consideration, which were recorded as acquisition-related gains in the consolidated statements of operations. At December 31, 2022, the weighted average discount rate was 15.0%. The probability of payment for the achievement of the remaining regulatory milestone by the expiration date was reduced to 12.5% at December 31, 2022 from 15% at December 31, 2021. The reduction in the probability of payment is due to the likelihood of achievement prior to the expiration date being reduced to 50% from 100% due to revised timing in conducting clinical trial studies, whereas the probability of success in regulatory approval has improved to 25% from 15%. As of December 31, 2022 and 2021, the contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $28.1 million and $46.4 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of December 31, 2022, the maximum potential remaining milestone payments to be paid are $43.0 million. For the year ended December 31, 2022, the Company recognized a contingent consideration gain of $11.2 million due to the reduced probability of meeting the MyoScience contingent consideration milestones by December 31, 2023, the expiration date for achieving the remaining milestones.
For the years ended December 31, 2021 and 2020, the Company recognized an acquisition-related gain of $2.2 million and an acquisition-related charge of $5.2 million, respectively, as a result of revisions to the probabilities of regulatory milestones being met and future projections, which have been included in acquisition-related charges (gains) in the consolidated statements of operations. At December 31, 2022, the probability of success for the regulatory milestone that has not yet been met was reduced to zero. As of December 31, 2022 and 2021, the fair value associated with the contingent consideration liability related to the MyoScience Acquisition has been assessed as zero and $11.2 million, respectively.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-32

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of December 31, 2022
Discount rates	14.9% to 15.1%
Probability of payment for achievement of regulatory milestones	0% to 12.5%
Projected year of achieving or expiration of regulatory milestones	2030
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2020	$28,346
Contingent consideration related to the Flexion Acquisition	45,241
Fair value adjustments and accretion	(989)
Payments made or offset against amounts due	(15,000)
Balance at December 31, 2021	57,598
Fair value adjustments and accretion	(29,476)
Balance at December 31, 2022	$28,122
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of federal agency bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and noncurrent investments are reported in other comprehensive (loss) income. At December 31, 2022, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all short-term and noncurrent investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-33

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following summarizes the Company’s investments at December 31, 2022 and 2021 (in thousands):

December 31, 2022 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$6,836	$—	$(3)	$6,833
Commercial paper	134,423	23	(386)	134,060
U.S. federal agency bonds	41,971	—	(337)	41,634
U.S. government bonds	2,003	—	(18)	1,985
Subtotal	185,233	23	(744)	184,512
Noncurrent:
U.S. federal agency bonds	22,783	2	(66)	22,719
U.S. government bonds	14,499	—	(9)	14,490
Subtotal	37,282	2	(75)	37,209
Total	$222,515	$25	$(819)	$221,721

December 31, 2021 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$3,182	$—	$—	$3,182
Commercial paper	57,533	80	(2)	57,611
Corporate bonds	9,936	102	—	10,038
Total	$70,651	$182	$(2)	$70,831
At December 31, 2022, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At December 31, 2022 and 2021, the interest receivable recognized in prepaid expenses and other current assets was $0.8 million and $0.1 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and noncurrent available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
As of December 31, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable at 34%, 19% and 18%. As of December 31, 2021, four wholesalers each accounted for over 10% of the Company’s accounts receivable at 30%, 20%, 17% and 11%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of December 31, 2022 and 2021, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-34

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 13—STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 45,927,790 and 44,734,308 were issued and outstanding at December 31, 2022 and 2021, respectively.
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding at either December 31, 2022 or 2021.
Accumulated Other Comprehensive (Loss) Income
    The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive (loss) income for the periods presented (in thousands):

	Net Unrealized Gains (Losses) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2019	$322	$—	$322
Net unrealized loss on investments	(3)	—	(3)
Foreign currency translation adjustments	—	(1)	(1)
Balance at December 31, 2020	319	(1)	318
Net unrealized loss on investments, net of tax(1)	(180)	—	(180)
Foreign currency translation adjustments	—	29	29
Balance at December 31, 2021	139	28	167
Net unrealized loss on investments, net of tax(1)	(662)	—	(662)
Foreign currency translation adjustments	—	115	115
Balance at December 31, 2022	$(523)	$143	$(380)
(1) Net of a $0.2 million and $0.1 million tax benefit for the years ended December 31, 2022 and 2021, respectively.
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
Employee Stock Purchase Plan
The Company’s Amended and Restated Employee Stock Purchase Plan, or ESPP, was originally adopted by its board of directors in April 2014, approved by the Company’s stockholders in June 2014 and amended and restated in June 2022. The June 2022 amendment and restatement increased the number of shares of common stock that may be sold under the plan by an additional 500,000 shares from the originally provided 500,000 shares. The purpose of the ESPP is to provide a vehicle for
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-35

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 1,000,000 shares of common stock may be sold. The ESPP expires in June 2032. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, or IRC. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Six-month offering periods begin on January 1 and July 1 of each year. During an offering period, eligible employees have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31 (or the last trading day of an offering period). The per share purchase price is equal to 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the year ended December 31, 2022, 71,301 shares were purchased and issued through the ESPP.
The following tables contain information about the Company’s stock incentive plans at December 31, 2022:

Stock Incentive Plan	Awards Reserved For Issuance	Awards Issued	Awards Available For Grant
2011 Plan	14,431,701	13,858,585	573,116
2014 Inducement Plan	175,000	36,076	138,924
Total	14,606,701	13,894,661	712,040

Employee Stock Purchase Plan	Shares Reserved For Purchase	Shares Purchased	Shares Available For Purchase
ESPP	1,000,000	480,350	519,650
Stock-Based Compensation
Compensation expense for stock options and RSUs is based on the estimated grant date fair value of an award recognized over the requisite service period on a straight-line expense attribution method. Compensation expense for ESPP share options is based on the estimated grant date fair value of the ESPP shares and the grant date number of shares that can be purchased, which is recognized as expense on a straight-line expense attribution method over the length of an offering period.
The Company recognized stock-based compensation expense in its consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020 as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of goods sold	$5,967	$5,891	$5,589
Research and development	6,594	5,465	5,211
Selling, general and administrative	35,531	30,890	29,120
Total	$48,092	$42,246	$39,920

Stock-based compensation from:
Stock options	$26,800	$25,980	$26,749
RSUs	20,310	15,335	12,266
ESPP	982	931	905
Total	$48,092	$42,246	$39,920

Related income tax benefit	$10,219	$8,989	$8,578
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-36

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2019 to December 31, 2022:

	Number of Stock Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2019	6,706,378	$42.80	7.05	$50,652
Granted	1,502,803	47.50
Exercised	(1,428,111)	31.67		$34,227
Forfeited	(426,925)	42.08
Expired	(119,027)	71.71
Outstanding at December 31, 2020	6,235,118	45.98	6.97	$102,955
Granted	890,277	60.27
Exercised	(732,117)	32.56		$23,967
Forfeited	(278,233)	46.46
Expired	(64,505)	80.31
Outstanding at December 31, 2021	6,050,540	49.32	6.59	$81,407
Granted	1,061,630	59.99
Exercised	(689,464)	35.37		$23,983
Forfeited	(113,506)	54.97
Expired	(36,206)	79.90
Outstanding at December 31, 2022	6,272,994	$52.38	6.28	$2,011
Exercisable at December 31, 2022	4,224,921	$50.51	5.17	$1,997
Vested and expected to vest as of December 31, 2022	6,272,994	$52.38	6.28	$2,011
As of December 31, 2022, $45.4 million of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted average period of 2.6 years. The Company’s stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2022, 2021 and 2020 was $25.60, $26.74 and $22.40 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2022	2021	2020
Expected dividend yield	None	None	None
Risk-free interest rate	1.37% - 4.17%	0.43% - 1.21%	0.22% - 1.60%
Expected volatility	45.1%	49.1%	53.5%
Expected term of options	4.92 years	5.36 years	5.36 years
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-37

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s RSU activity and related information for the period from December 31, 2019 to December 31, 2022:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2019	631,141	$41.87	$28,591
Granted	665,476	48.70
Vested	(239,085)	41.91
Forfeited	(100,079)	44.43
Unvested at December 31, 2020	957,453	46.34	$57,294
Granted	446,450	60.81
Vested	(309,779)	45.16
Forfeited	(138,847)	50.67
Unvested at December 31, 2021	955,277	52.85	$57,479
Granted	621,149	60.11
Vested	(331,196)	50.25
Forfeited	(95,768)	56.00
Unvested and expected to vest as of December 31, 2022	1,149,462	$57.26	$44,381
As of December 31, 2022, $52.7 million of total unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted average period of 2.9 years. The Company’s RSUs have a maximum vest date of four years from the date of grant. The fair values of RSUs awarded are equal to the closing price of the Company’s common stock on the date of grant.
The fair values of the ESPP share options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2022	2021	2020
ESPP share option fair value	$15.26 - $15.86	$15.16 - $15.23	$11.02 - $17.54
Expected dividend yield	None	None	None
Risk-free interest rate	0.22% - 2.52%	0.50% - 0.90%	0.14% - 1.57%
Expected volatility	39.5%	37.0%	44.9%
Expected term of ESPP share options	6 months	6 months	6 months

Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-38

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 15—NET INCOME PER SHARE
Potential common shares are excluded from the diluted net income per share computation to the extent that they would be antidilutive. If the Company reported a net loss for the year, no potentially dilutive securities would be included in the computation of diluted net loss per share. As discussed in Note 11, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2025 Notes, and intends to do so.
ASU 2020-06 was adopted on January 1, 2022 and requires the Company to use the if-converted method to calculate the number of potentially dilutive shares for convertible debt. Under the if-converted method, adjustments are made to the diluted net income per common share calculation as if the Company had converted the convertible debt on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible debt on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period. For additional information regarding the adoption of ASU 2020-06, see Note 3, Recent Accounting Pronouncements. For the years ended December 31, 2021 and 2020, the Company used the treasury stock method to calculate dilutive shares on its convertible debt.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income—basic	$15,909	$41,980	$145,523
Denominator:
Weighted average common shares outstanding—basic	45,521	44,262	42,671
Computation of diluted securities:
Dilutive effect of stock options	787	1,030	783
Dilutive effect of RSUs	226	298	227
Dilutive effect of conversion premium on the 2022 Notes	—	38	—
Dilutive effect of ESPP purchase options	4	2	1
Weighted average common shares outstanding—diluted	46,538	45,630	43,682
Net income per share:
Basic net income per common share	$0.35	$0.95	$3.41
Diluted net income per common share	$0.34	$0.92	$3.33
The following table summarizes the outstanding stock options, RSUs, ESPP purchase options and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Year Ended December 31,
	2022	2021	2020
Weighted average number of stock options	2,821	2,141	4,237
Convertible senior notes (1)	6,206	—	—
Weighted average number of RSUs	417	116	99
Weighted average ESPP purchase options	7	13	16
Total	9,451	2,270	4,352
(1) The convertible senior notes were antidilutive for the year ended December 31, 2022, in conjunction with a $5.1 million if-converted method adjustment to the numerator that adds back the interest expense associated with the convertible debt on a post-tax basis under ASU 2020-06.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-39

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 16—INCOME TAXES
Income (loss) before income taxes and the related tax (benefit) expense is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income (loss) before income taxes:
Domestic	$21,068	$64,751	$17,000
Foreign	(7,766)	(8,347)	3,089
Total income before income taxes	$13,302	$56,404	$20,089

Current taxes:
Federal	$—	$—	$(6)
State	5,309	3,533	1,185
Foreign	29	19	—
Total current taxes	$5,338	$3,552	$1,179
Deferred taxes:
Federal	$(2,781)	$12,554	$(99,164)
State	(5,164)	(1,682)	(27,449)
Total deferred taxes	$(7,945)	$10,872	$(126,613)

Total income tax (benefit) expense	$(2,607)	$14,424	$(125,434)
A reconciliation of income tax (benefit) expense at the U.S. federal statutory rate to the provision for income taxes is as follows (dollars in thousands):

	Year Ended December 31,
	2022		2021		2020
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$2,793	21.00%	$11,845	21.00%	$4,219	21.00%
State taxes	(448)	(3.37)%	2,154	3.82%	632	3.15%
Foreign taxes	248	1.86%	(651)	(1.15)%	639	3.18%
Executive compensation	1,267	9.53%	719	1.27%	765	3.81%
Change in valuation allowance	2,871	21.58%	3,695	6.55%	(130,150)	(647.87)%
Stock-based compensation	(1,795)	(13.49)%	(2,144)	(3.80)%	(216)	(1.08)%
Tax credits	(2,542)	(19.11)%	(1,690)	(3.00)%	(1,591)	(7.92)%
Interest expense	(3,477)	(26.14)%	—	—%	—	—%
Contingent consideration	(3,841)	(28.88)%	247	0.44%	—	—%
Nondeductible expenses	1,164	8.75%	1,929	3.42%	149	0.74%
Reserves	984	7.40%	(738)	(1.31)%	1,539	7.66%
Convertible debt	—	—%	—	—%	(1,048)	(5.22)%
Other	169	1.27%	(942)	(1.67)%	(372)	(1.84)%
Income tax (benefit) expense and effective tax rate	$(2,607)	(19.60)%	$14,424	25.57%	$(125,434)	(624.39)%
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-40

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
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$151,495	$174,203
Federal and state credits	23,098	35,414
Accruals and reserves	19,979	29,691
Stock based compensation	27,473	24,545
Deferred revenue	—	2,430
Inventory reserves	4,889	572
Other	11,036	2,441
Total deferred tax assets	237,970	269,296
Deferred tax liabilities:
Depreciation and amortization	(54,743)	(81,418)
Discount on convertible senior notes	13	(15,521)
Total deferred tax liabilities	(54,730)	(96,939)
Deferred tax assets, net of deferred tax liabilities	183,240	172,357
Less: valuation allowance	(22,931)	(18,993)
Net deferred tax assets	$160,309	$153,364
As of December 31, 2022, the Company’s federal net operating losses, or NOLs, and federal tax credit carryforwards totaled $571.8 million and $16.6 million, respectively. The Company also had state NOLs and state tax credit carryforwards of $518.0 million and $6.5 million, respectively, which are subject to change on an annual basis due to variations in the Company’s annual state apportionment factors. The federal and state NOLs will begin to expire in 2032 and 2028, respectively. The Company had non-U.S. tax NOLs of $6.5 million at December 31, 2022. The non-U.S. NOLs do not expire.
Since the Company had cumulative changes in ownership of more than 50% within a three-year period, under IRC sections 382 and 383, the Company’s ability to use certain NOLs, tax attributes and credit carryforwards to offset taxable income or tax will be limited. Such ownership changes were triggered by the initial acquisition of the Company’s stock in 2007 as well as cumulative ownership changes arising as a result of the completion of the Company’s initial public offering, other financing transactions and the Flexion Acquisition in 2021. As a result of these ownership changes, the Company estimates $516.2 million of federal NOLs are subject to annual limitations and are estimated to be available as follows: $32.6 million will come available in 2023, $32.5 million in 2024, $32.4 million in 2025, $28.3 million in 2026, and $6.9 million in 2027 and thereafter.
In accordance with ASC Topic 740, the Company establishes a valuation allowance for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income—including tax-planning strategies—by individual tax jurisdictions. In each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowance are appropriate. The Company had a net increase in its valuation allowance of $3.9 million and $16.5 million for the years ended December 31, 2022 and 2021, respectively. The current year net increase in The Company’s valuation allowance includes $2.5 million against U.S. capital loss carryforwards, $0.9 million against Flexion Acquisition state attributes and $0.5 million against foreign net deferred tax assets. The Company continues to maintain a full valuation allowance against foreign net deferred tax assets since it is more-likely-than-not the tax benefit related to the foreign losses are not realizable.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-41

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In 2022, the Company recorded a $2.7 million net reduction to unrecognized tax benefits, or UTBs of which $3.7 million is a full reduction in Flexion acquired tax credits, offset by a $0.2 million increase related to prior year tax credit and $0.8 million related to tax credit positions taken during the year. The Company’s UTB liability at December 31, 2022 was $6.3 million. The change in the Company’s UTBs for the year ended December 31, 2022 is summarized as follows (in thousands):

Unrecognized Tax Benefit
Balance as December 31, 2020	$6,076
Reduction for prior year positions	(1,355)
Additions for current year positions	4,300
Balance at December 31, 2021	9,021
Reduction for prior year positions	(3,526)
Additions for current year positions	827
Balance at December 31, 2022	$6,322
The UTBs as of December 31, 2022, 2021 and 2020 would, if subsequently recognized, favorably impact the effective income tax rate.
The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its reserve for UTBs based on new information or developments. Due to the Company’s tax credit carryforwards, the reserve was recorded as a reduction of the Company’s deferred tax assets, and any potential deficiency would not result in a tax liability. Therefore, no interest or penalties were recognized in income tax expense for the years ended December 31, 2022, 2021 and 2020.
The Company is currently subject to audit by the U.S. Internal Revenue Service, or IRS, for the years 2019 through 2022, and state tax jurisdictions for the years 2018 through 2022. However, the IRS or states may still examine and adjust an NOL arising from a closed year to the extent it is utilized in a year that remains subject to audit. The Company’s previously filed income tax returns are not presently under audit by the IRS or state tax authorities.
NOTE 17—EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company’s 401(k) plan is a deferred salary arrangement under section 401(k) of the IRC. Under the 401(k) plan, participating U.S. employees may defer a portion of their pre-tax earnings which are eligible for a discretionary percentage match as defined in the 401(k) plan and determined by the Company’s board of directors (up to the maximum amount permitted by the IRC). The Company recognized $3.4 million, $2.8 million and $2.9 million of related compensation expense for its 401(k) discretionary match for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred Compensation Plan
In June 2020, the Company’s board of directors adopted the Company’s Deferred Compensation Plan, or DCP. The Company intends that the DCP constitute, and be construed and administered as, an unfunded plan of deferred compensation within the meaning of the Employee Retirement Income Security Act of 1974, as amended, and the IRC of 1986, as amended, under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select management and highly compensated employees of the Company, including the Company’s named executive officers. Pursuant to the DCP, subject to any minimum and maximum deferral requirements that the administrator of the DCP may establish, participants may elect to defer their base salary and annual incentive awards. In addition to elective deferrals, the DCP permits the Company to make matching and certain other discretionary contributions to the participants. The company contributes assets to a rabbi trust to accumulate funds to pay benefits under the DCP. Funds held in the rabbi trust must be used to pay benefits to DCP participants, except in the case of the Company’s bankruptcy or insolvency, in which case, they become subject to claims by the Company’s creditors. The Company recognized $0.3 million of related compensation expense for its DCP discretionary match for the year ended December 31, 2022 and $0.2 million for each of the years ended December 31, 2021 and 2020. The carrying value of assets held in the rabbi trust substantially equaled the DCP liability as of both December 31, 2022 and 2021, with balances of $4.3 million and $2.6 million, respectively. The rabbi trust asset is classified within other assets and the DCP liability is classified within other liabilities in the consolidated balance sheets.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-42

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Cash Long-Term Incentive Plan
In December 2020, the Company’s board of directors adopted a cash long-term incentive plan, or LTIP, commencing in 2021, focused on pre-determined, objective performance goals. The LTIP provides cash awards to participants based on the achievement of certain performance goals during each applicable performance period from January 1 through December 31 of each calendar year. Award amounts ranging from 0% to 225% of the target cash award can be earned based on achievement of two equally weighted financial metrics: net revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), with a relative total shareholder return modifier based on the Company’s stock price performance relative to the companies comprising the S&P Pharmaceuticals Select Industry Index. The performance period for these metrics is one year, with an additional three years of time-vesting following the performance period. For the years ended December 31, 2022 and 2021, the Company recognized $1.0 million and $1.2 million of related compensation expense under the LTIP, respectively, all of which related to the 2021 performance period. Amounts earned for the 2021 performance year are payable to participants in January 2025 after the three-year vesting period concludes. No amounts were earned for the 2022 performance period. As of December 31, 2022 and 2021, there was $2.2 million and $1.2 million included in other liabilities in the consolidated balance sheets, respectively.

NOTE 18—ACQUISITION-RELATED CHARGES (GAINS), IMPAIRMENT AND OTHER
Acquisition-related charges (gains), impairment and other for the years ended December 31, 2022, 2021 and 2020 are summarized below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Severance-related expenses	$4,494	$26,371	$—
Acquisition-related fees	1,032	10,963	—
Other acquisition expenses	5,719	3,566	150
Total acquisition-related charges	11,245	40,900	150
Flexion contingent consideration	(18,292)	1,174	—
MyoScience contingent consideration	(11,184)	(2,163)	5,204
Impairment of acquired IPR&D	26,134	—	—
Termination of license agreement	3,000	—	—
Nuance Biotech Co. Ltd. agreement dissolution costs	—	3,000	—
Discontinuation of DepoCyt(e)	—	—	(188)
Total acquisition-related charges (gains), impairment and other	$10,903	$42,911	$5,166
Flexion Acquisition
The Company recognized acquisition-related and other costs of $11.2 million and $40.2 million during the years ended December 31, 2022 and 2021, respectively, primarily for severance, legal fees, third-party services and other one-time charges related to the Flexion Acquisition. See Note 5, Flexion Acquisition, for more information.
On November 19, 2021, as part of the purchase price consideration related to the Flexion Acquisition, the Company recorded a contingent consideration of $45.2 million, which represents the Company’s potential achievement of meeting regulatory and sales-based milestones. For the year ended December 31, 2022, the Company recognized a contingent consideration gain of $18.3 million due to a decrease to the fair value of its contingent consideration. From the date of the acquisition through December 31, 2021, the Company recorded a contingent consideration charge of $1.2 million. See Note 12, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of the Company’s contingent consideration.
MyoScience Acquisition
The Company recognized contingent consideration gains of $11.2 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively, and a contingent consideration charge of $5.2 million for the year ended December 31, 2020. See Note 12, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-43

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company recognized acquisition-related and other charges of $0.7 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively, related to one-time termination benefits and fees associated with the MyoScience Acquisition.
Impairment of Acquired IPR&D
For the year ended December 31, 2022, an impairment of $26.1 million for an acquired IPR&D intangible asset related to ZILRETTA for the treatment of OA pain of the shoulder was recognized based on the amount its previous carrying value of $60.0 million exceeded its fair value of $33.9 million. See Note 9, Goodwill and Intangible Assets, for more information.
Termination of License Agreement
The Company recognized expense of $3.0 million in the year ended December 31, 2022 related to the termination of a license agreement. See Note 20, Commitments and Contingencies, for more information.
Nuance Biotech Co. Ltd.
In June 2018, the Company entered an agreement with Nuance Biotech Co. Ltd., or Nuance, a China-based specialty pharmaceutical company, to advance the development and commercialization of EXPAREL in China. Under the terms of the agreement, the Company had granted Nuance the exclusive rights to develop and commercialize EXPAREL. In April 2021, the Company and Nuance agreed to a mutual termination of the agreement due to the lack of a viable regulatory pathway that adequately safeguards the Company’s intellectual property against the risk of a generic product, which included dissolution costs of $3.0 million during the year ended December 31, 2021.
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
The Company recorded a gain of $0.2 million during the year ended December 31, 2020 related to the discontinuation of its DepoCyt(e) manufacturing activities in June 2017. The foregoing references to DepoCyt(e) mean DepoCyt® when discussed in the context of the U.S. and Canada and DepoCyte® when discussed in the context of the E.U.
NOTE 19—COMMERCIAL PARTNERS AND OTHER AGREEMENTS
Thermo Fisher Scientific Pharma Services
In April 2014, the Company and Thermo Fisher entered into a Strategic Co-Production Agreement, a Technical Transfer and Service Agreement (the “EXPAREL Technical Transfer and Service Agreement”) and a Manufacturing and Supply Agreement to collaborate in the manufacture of EXPAREL. Under the terms of the EXPAREL Technical Transfer and Service Agreement, Thermo Fisher agreed to undertake certain technical transfer activities and construction services needed to prepare its Swindon, England facility for the manufacture of EXPAREL in two dedicated suites. The Company contracted to purchase EXPAREL from Thermo Fisher, beginning with FDA approval of the first suite, which occurred in May 2018. Commercial production began in February 2019. The Company is now utilizing a second, larger-scale dedicated manufacturing suite. Under these agreements, the Company makes monthly base fee payments to Thermo Fisher. Unless earlier terminated by giving notice of up to two years (other than termination by the Company in the event of a material breach by Thermo Fisher), this agreement will expire in May 2028.
Prior to the Flexion Acquisition, in July 2015, Flexion and Thermo Fisher entered into a Manufacturing and Supply Agreement and a Technical Transfer and Service Agreement related to the manufacture of ZILRETTA at the same Thermo Fisher site in Swindon, England where the Company’s EXPAREL suites are located. Thermo Fisher agreed to undertake certain transfer activities and construction services needed to prepare its facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. Flexion provided Thermo Fisher with certain equipment and materials necessary to manufacture ZILRETTA. The Company pays a monthly base fee to Thermo Fisher for the operation of the manufacturing suites and a per product fee for each vial of ZILRETTA based upon a forecast of commercial demand. The Company also reimburses Thermo Fisher for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. Unless earlier terminated (other than termination by the Company in the event that Thermo Fisher does not
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-44

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
meet specified milestones or for a breach by Thermo Fisher), the Company will be obligated to pay for the costs incurred by Thermo Fisher associated with the removal of its manufacturing equipment and for Thermo Fisher’s termination costs up to a specified capped amount.
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
NOTE 20—COMMITMENTS AND CONTINGENCIES
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
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-45

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
MyoScience Milestone Litigation
In August 2020, the Company and its subsidiary, Pacira CryoTech, Inc. (“Pacira CryoTech”), filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience, and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “MyoScience Merger Agreement”), specifically related to the achievement of certain milestone payments under the MyoScience Merger Agreement. In addition, the Company and Pacira CryoTech sought general, special and compensatory damages against the other defendants related to breach of fiduciary duties in connection with the purported achievement of milestone payments under the MyoScience Merger Agreement, and breach of the MyoScience Merger Agreement and certain other agreements with the defendants. In October 2020, Fortis filed an answer and counterclaim against the Company and Pacira CryoTech seeking to recover certain milestone payments under the MyoScience Merger Agreement. The total remaining value of these milestones is $30.0 million, plus attorneys’ fees. The Company believes that the counterclaim from Fortis is without merit and intends to vigorously defend against all claims. The Company is unable to predict the outcome of this action at this time.
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
In December 2021, the Company received a second Notice Letter advising that eVenus submitted to the FDA an amendment to its ANDA with a Paragraph IV Certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (133 mg/10 mL) in the U.S. prior to the expiration of the ’495 patent. In the Notice Letter, eVenus also advised that it submitted a Paragraph IV Certification to the FDA seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL and 133 mg/10 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,179,336 (the ’336 patent). eVenus further alleges in the Notice Letter that both the ’495 patent and the ’336 patent are invalid and/or not infringed.
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
These litigations are in their early stages, and the Company is unable to predict their outcome at this time.
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products, for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s ’495 patent issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement ended on December 24, 2021 with the expiration of its U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit seeks a declaration from the court that the Company owes no royalties to RDF with respect to its EXPAREL product after December 24, 2021. During the pendency of the lawsuit, the Company will continue to pay royalties to RDF under protest, however, the Company is unable to predict the outcome of this action at this time.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-46

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Purchase Obligations
The Company has approximately $73.3 million of minimum, non-cancelable contractual commitments for contract manufacturing services and $5.2 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2022. Subsequent to December 31, 2022, the Company entered into an additional $2.8 million of minimum, non-cancelable contractual commitments for marketing sponsorships.
Other Commitments and Contingencies
Termination of License Agreement
Prior to the Flexion Acquisition, in March 2020, Flexion entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd., a subsidiary of China Shijiazhuang Pharmaceutical Co, Ltd., for the development and commercialization of ZILRETTA in Greater China (consisting of mainland China, Hong Kong, Macau and Taiwan). Under the terms of the agreement, HK Tainuo paid Flexion an upfront payment of $10.0 million during the year ended December 31, 2020 which was recorded as deferred revenue as of December 31, 2021. The Company was also eligible to receive up to $32.5 million in aggregate development, regulatory and commercial sales milestone payments under the exclusive license agreement. HK Tainuo was responsible for the clinical development, product registration and commercialization of ZILRETTA in Greater China. The Company was solely responsible for the manufacture and supply of ZILRETTA to HK Tainuo for all clinical and commercial activities. The terms related to product manufacturing and supply, including pricing and minimum purchase requirements agreed to in the license agreement, were to be covered by a separate supply agreement which was never finalized.
In July 2022, the Company submitted notice to HK Tainuo of its intent to pursue termination of the license agreement. As of December 31, 2022, $13.0 million was recorded within accrued expenses in the consolidated balance sheet. The $13.0 million related to the termination of the license agreement was subsequently paid in January 2023.
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
Contingent Milestone Payments
Refer to Note 5, Flexion Acquisition and Note 12, Financial Instruments, for information on potential contingent milestone payments related to the Flexion Acquisition and MyoScience Acquisition.
PCRX-201
PCRX-201 was added to the Company’s portfolio as part of the Flexion Acquisition as discussed in Note 5, Flexion Acquisition. Prior to the Flexion Acquisition, in February 2017, Flexion entered into an agreement with GQ Bio Therapeutics GmbH (formerly named GeneQuine Biotherapeutics GmbH) to acquire the global rights to PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could become due upon the achievement of certain development and regulatory milestones, including up to $4.5 million through initiation of a Phase 2 proof of concept clinical trial and, following successful proof of concept, up to an additional $51.5 million in development and global regulatory approval milestone payments.
Pacira BioSciences, Inc. | 2022 Form 10-K | Page F-47