Form 10-Q
period 2023-03-31
Pacira BioSciences, Inc.
filed 2023-05-03
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 1, 2023, 45,989,011 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$35,545	$104,139
Short-term available-for-sale investments	138,454	184,512
Accounts receivable, net	93,205	98,397
Inventories, net	92,977	96,063
Prepaid expenses and other current assets	15,933	15,223
Total current assets	376,114	498,334
Noncurrent available-for-sale investments	8,281	37,209
Fixed assets, net	181,617	183,512
Right-of-use assets, net	68,084	70,877
Goodwill	163,243	163,243
Intangible assets, net	526,224	540,546
Deferred tax assets	167,570	160,309
Investments and other assets	32,285	27,170
Total assets	$1,523,418	$1,681,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,261	$15,220
Accrued expenses	61,633	89,785
Lease liabilities	8,951	9,121
Current portion of long-term debt, net	10,853	33,648
Total current liabilities	98,698	147,774
Convertible senior notes, net	405,384	404,767
Long-term debt, net	137,534	251,056
Lease liabilities	62,442	64,802
Contingent consideration	39,740	28,122
Other liabilities	11,579	9,669
Total liabilities	755,377	906,190
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 45,970,340 and 45,927,790 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	46	46
Additional paid-in capital	936,419	924,095
Accumulated deficit	(168,287)	(148,751)
Accumulated other comprehensive loss	(137)	(380)
Total stockholders’ equity	768,041	775,010
Total liabilities and stockholders’ equity	$1,523,418	$1,681,200
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Net product sales	$159,431	$157,422
Royalty revenue	910	569
Total revenues	160,341	157,991
Operating expenses:
Cost of goods sold	49,020	36,074
Research and development	17,140	21,605
Selling, general and administrative	70,843	64,260
Amortization of acquired intangible assets	14,322	14,322
Acquisition-related charges (gains) and other	12,107	4,337
Total operating expenses	163,432	140,598
(Loss) income from operations	(3,091)	17,393
Other (expense) income:
Interest income	3,142	271
Interest expense	(9,589)	(10,246)
Loss on early extinguishment of debt	(16,926)	—
Other, net	(10)	(124)
Total other expense, net	(23,383)	(10,099)
(Loss) income before income taxes	(26,474)	7,294
Income tax benefit (expense)	6,938	(466)
Net (loss) income	$(19,536)	$6,828

Net (loss) income per share:
Basic net (loss) income per common share	$(0.43)	$0.15
Diluted net (loss) income per common share	$(0.43)	$0.15
Weighted average common shares outstanding:
Basic	45,949	44,869
Diluted	45,949	46,438

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(19,536)	$6,828
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax	251	(733)
Foreign currency translation adjustments	(8)	39
Total other comprehensive income (loss)	243	(694)
Comprehensive (loss) income	$(19,293)	$6,134

See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2022	45,928	$46	$924,095	$(148,751)	$(380)	$775,010
Exercise of stock options	12	—	334	—	—	334
Vested restricted stock units	30	—	—	—	—	—
Stock-based compensation	—	—	11,990	—	—	11,990
Other comprehensive income (Note 10)	—	—	—	—	243	243
Net loss	—	—	—	(19,536)	—	(19,536)
Balance at March 31, 2023	45,970	$46	$936,419	$(168,287)	$(137)	$768,041

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2021	44,734	$45	$942,091	$(211,895)	$167	$730,408
Reclassification of the equity component of convertible senior notes to liabilities upon adoption of Accounting Standards Update 2020-06 (1)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	323	—	11,078	—	—	11,078
Vested restricted stock units	7	—	—	—	—	—
Stock-based compensation	—	—	11,189	—	—	11,189
Other comprehensive loss (Note 10)	—	—	—	—	(694)	(694)
Net income	—	—	—	6,828	—	6,828
Balance at March 31, 2022	45,064	$45	$867,890	$(157,832)	$(527)	$709,576
(1) Effective January 1, 2022, the Company adopted Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) on a modified retrospective method of transition. As a result, the Company no longer separately presents in equity an embedded conversion feature for its convertible debt.

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net (loss) income	$(19,536)	$6,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred taxes	(7,342)	29
Depreciation of fixed assets and amortization of intangible assets	19,602	20,033
Amortization of debt issuance costs	937	1,179
Amortization of debt discount	675	706
Loss on early extinguishment of debt	16,926	—
Loss on disposal of fixed assets	—	9
Stock-based compensation	11,990	11,189
Changes in contingent consideration	11,618	(1,071)
(Gain) loss on investment	(23)	18
Changes in operating assets and liabilities:
Accounts receivable, net	5,192	4,215
Inventories, net	3,086	(5,112)
Prepaid expenses and other assets	(1,926)	(4,260)
Accounts payable	2,628	6,105
Accrued expenses and income taxes payable	(25,120)	(9,161)
Other liabilities	421	70
Net cash provided by operating activities	19,128	30,777
Investing activities:
Purchases of fixed assets	(6,565)	(7,668)
Purchases of available-for-sale investments	(49,497)	(155,601)
Sales of available-for-sale investments	126,245	—
Payment of contingent consideration	—	(32,000)
Purchases of equity and debt investments	(4,000)	(12,750)
Net cash provided by (used in) investing activities	66,183	(208,019)
Financing activities:
Proceeds from exercises of stock options	333	11,024
Proceeds from Term loan A facility	149,550	—
Repayment of 2024 convertible senior notes	—	(192,609)
Repayment of Term loan B facility	(296,875)	—
Debt extinguishment costs	(5,750)	—
Payment of debt issuance and financing costs	(1,163)	—
Net cash used in financing activities	(153,905)	(181,585)
Net decrease in cash and cash equivalents	(68,594)	(358,827)
Cash and cash equivalents, beginning of period	104,139	585,578
Cash and cash equivalents, end of period	$35,545	$226,751
Supplemental cash flow information:
Cash paid for interest	$17,634	$9,967
Cash paid for income taxes, net of refunds	$201	$9
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$2,252	$6,244
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. The Company is also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome (pMVL) drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC), for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The condensed consolidated financial statements at March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2022 is derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 9

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
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended March 31,
	2023	2022
Largest wholesaler	32%	31%
Second largest wholesaler	24%	23%
Third largest wholesaler	23%	22%
Total	79%	76%
NOTE 3—REVENUE
Revenue from Contracts with Customers
The Company’s net product sales consist of (i) EXPAREL in the U.S., the European Union, or E.U., and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, its bupivacaine liposome injectable suspension primarily for veterinary use. Royalty revenues are from the Company’s collaborative licensing agreements. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure is limited to revenue associated with net product sales of EXPAREL and ZILRETTA.
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
Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified Department of Veteran Affairs hospitals and 340B entities at prices lower than the list prices charged to other customers. The 340B Drug Discount Program is a U.S. federal government program that requires participating drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at reduced prices. Customers charge the Company for the difference between the product payment and the statutory selling price to the qualified entity. Reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of sale to the qualified government healthcare provider by customers, and the Company generally issues credits for such
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 10

amounts within weeks of the customer’s notification to the Company of the sale. Reserves for chargebacks consist of credits that the Company expects to issue for units that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.
The calculation for some of these items requires management to make estimates based on sales data, historical return data, contracts, statutory requirements and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.
Accounts Receivable
The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers, specialty distributors, a specialty pharmacy and individual physicians. Payment terms generally range from zero to four months from the date of the transaction, and accordingly, there is no significant financing component.
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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net product sales:
EXPAREL	$130,408	$129,205
ZILRETTA	24,334	23,635
iovera°	4,001	3,026
Bupivacaine liposome injectable suspension	688	1,556
Total net product sales	$159,431	$157,422
NOTE 4—INVENTORIES
The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$44,212	$39,810
Work-in-process	34,941	28,853
Finished goods	13,824	27,400
Total	$92,977	$96,063
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 11

NOTE 5—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Machinery and equipment	$120,082	$118,684
Leasehold improvements	62,125	61,302
Computer equipment and software	15,983	15,360
Office furniture and equipment	2,420	2,420
Construction in progress	104,105	103,226
Total	304,715	300,992
Less: accumulated depreciation	(123,098)	(117,480)
Fixed assets, net	$181,617	$183,512
For the three months ended March 31, 2023 and 2022, depreciation expense was $5.3 million and $5.7 million, respectively. For the three months ended March 31, 2023 and 2022, there was $1.4 million and $0.8 million of capitalized interest on the construction of manufacturing sites, respectively.
At March 31, 2023 and December 31, 2022, total fixed assets, net includes manufacturing process equipment and leasehold improvements located in Europe in the amount of $42.7 million and $44.7 million, respectively.
As of March 31, 2023 and December 31, 2022, the Company had asset retirement obligations of $3.4 million and $3.3 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
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
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Fixed lease costs	$3,628	$3,527
Variable lease costs	567	472
Sublease income	(153)	—
Total	$4,042	$3,999
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for operating lease liabilities, net of lease incentives	$3,763	$3,279
Right-of-use assets recorded in exchange for lease obligations	$—	$16
The Company has elected to net the amortization of the right-of-use asset and the reduction of the lease liability principal in other liabilities in the condensed consolidated statements of cash flows.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 12

The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	March 31,
	2023	2022
Weighted average remaining lease term	6.61 years	7.55 years
Weighted average discount rate	7.03%	6.95%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2023 (remaining nine months)	$10,263
2024	13,928
2025	13,078
2026	12,814
2027	12,587
Thereafter	27,350
Total future lease payments	90,020
Less: imputed interest	(18,627)
Total operating lease liabilities	$71,393

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc) in 2007 (the “Skyepharma Acquisition”), the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The balance at each of March 31, 2023 and December 31, 2022 was $163.2 million.
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
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 13

Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

March 31, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(98,696)	$491,304	10 years, 5 months
Customer relationships	90	(36)	54	10 years
Total finite-lived intangible assets, net	590,090	(98,732)	491,358
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(98,732)	$526,224

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(84,376)	$505,624	10 years, 5 months
Customer relationships	90	(34)	56	10 years
Total finite-lived intangible assets, net	590,090	(84,410)	505,680
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(84,410)	$540,546
Amortization expense on intangible assets was $14.3 million for both the three months ended March 31, 2023 and 2022.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $43.0 million for the remaining nine months of 2023, $57.3 million each year from 2024 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 8—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Term loan A facility maturing March 2028	$148,387	$—
Term loan B facility maturing December 2026 (1)	—	284,704
0.750% Convertible senior notes due August 2025	396,743	396,126
3.375% Convertible senior notes due May 2024	8,641	8,641
Total	$553,771	$689,471
(1) The TLB Term Loan (as defined below) was refinanced on March 31, 2023 as discussed below.
Term Loan A Facility
On March 31, 2023, the Company entered into a credit agreement (the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders, to refinance the indebtedness outstanding under the Company’s TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of the Company’s and any subsidiary guarantor’s assets. Subject to certain conditions, the Company may, at any time, on one or more occasion, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities. The net proceeds of the TLA Term Loan were approximately $149.6 million after deducting an original issue discount of $0.4 million.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 14

The total debt composition of the TLA Term Loan is as follows (in thousands):

March 31,
2023
Term Loan maturing March 2028	$150,000
Deferred financing costs	(1,163)
Discount on debt	(450)
Total debt, net of debt discount and deferred financing costs	$148,387
The TLA Term Loan matures on March 31, 2028 and requires quarterly repayments of principal in the amount of $2.8 million commencing June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. During the remainder of 2023, the Company will be required to make three quarterly principal payments totaling $8.4 million.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2023, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. As of March 31, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.97%.
Term Loan B Facility
In December 2021, the Company entered into a term loan credit agreement (the “TLB Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the initial lender. The term loan issued under the Credit Agreement (the “TLB Term Loan”) was issued at a 3.00% discount and allowed for a single-advance term loan B facility in the principal amount of $375.0 million, which was secured by substantially all of the Company’s and each subsidiary guarantor’s assets. The net proceeds of the TLB Term Loan were approximately $363.8 million after deducting an original issue discount of $11.2 million.
On March 31, 2023, the Company used the $149.6 million of net borrowings under the TLA Credit Agreement and cash on hand to repay the indebtedness outstanding under the TLB Credit Agreement and concurrently terminated the TLB Credit Agreement. The Company incurred a prepayment fee of 2.00% of the outstanding principal balance of the TLB Term Loan in connection with the termination.
The total debt composition of the TLB Term Loan was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Term Loan maturing December 2026	$—	$296,875
Deferred financing costs	—	(3,919)
Discount on debt	—	(8,252)
Total debt, net of debt discount and deferred financing costs	$—	$284,704
During the three months ended March 31, 2023, the Company made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt.
Convertible Senior Notes Due 2025
In July 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of its 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with Computershare Corporate Trust, N.A.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 15

(formerly Wells Fargo Bank, N.A.), or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per year, payable semiannually in arrears on February 1st and August 1st of each year. The 2025 Notes mature on August 1, 2025.
The total debt composition of the 2025 Notes is as follows (in thousands):

	March 31,	December 31,
	2023	2022
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(5,757)	(6,374)
Total debt, net of debt discount and deferred financing costs	$396,743	$396,126
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
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2023, the conditions for conversion were not met.
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
As of March 31, 2023, the 2025 Notes had a market price of $926 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at March 31, 2023 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 16

measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
Convertible Senior Notes Due 2024 Assumed from the Flexion Acquisition
Prior to the Flexion Acquisition, on May 2, 2017, Flexion issued an aggregate of $201.3 million principal amount of 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”), pursuant to the indenture, dated as of May 2, 2017 (the “Original Flexion Indenture”), between Flexion and Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), as trustee (the “Flexion Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 19, 2021, between Flexion and the Flexion Trustee (the “First Supplemental Flexion Indenture” and, together with the Original Flexion Indenture, the “Flexion Indenture”). The Flexion 2024 Notes mature on May 1, 2024, are unsecured and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1st and November 1st of each year. Upon the Flexion Acquisition, the principal was assumed and recorded at fair value by the Company.
As a result of the Flexion Acquisition, and in connection with a Fundamental Change Company Notice and Offer to Purchase (the “Notice”) to the holders of the Flexion 2024 Notes in accordance with the Flexion Indenture, holders of the Flexion 2024 Notes became entitled to certain Flexion Acquisition-related conversion and repurchase rights. On December 6, 2021, as a result of the Flexion Acquisition and in accordance with the Flexion Indenture, the Company offered to repurchase for cash all of the outstanding Flexion 2024 Notes, at a repurchase price in cash equal to 100% of the principal amount of the Flexion 2024 Notes being repurchased, plus accrued and unpaid interest thereon to, but excluding, January 7, 2022, subject to the terms and conditions set forth therein. Any holder that did not exercise its repurchase right in accordance with the terms of the Notice retained the conversion rights associated with such holder’s Flexion 2024 Notes under the Flexion Indenture as well as the right to receive interest payments on the Flexion 2024 Notes.
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At March 31, 2023, the remaining principal outstanding is $8.6 million.
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$9,350	$9,130
Amortization of debt issuance costs	937	1,179
Amortization of debt discount	675	706
Capitalized interest and other (Note 5)	(1,373)	(824)
Total	$9,589	$10,191

Effective interest rate on total debt	5.36%	5.58%
NOTE 9—FINANCIAL INSTRUMENTS
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or be paid to transfer a liability in the principal or most advantageous market in an orderly transaction. To increase consistency and comparability in fair value measurements, the Financial Accounting Standards Board (FASB) established a three-level hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of fair value measurements are:
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
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 17

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
At March 31, 2023, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$9,338	$—	$—	$9,338
Financial Liabilities:
Acquisition-related contingent consideration	$39,740	$—	$—	$39,740

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$148,387	$—	$149,550	$—
0.750% convertible senior notes due 2025 (1)	$396,743	$—	$372,816	$—
3.375% convertible senior notes due 2024	$8,641	$—	$8,641	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $40.81 per share at March 31, 2023 compared to a conversion price of $71.78 per share. At March 31, 2023, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion premium that could have been due on the 2025 Notes is 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2021	$14,127	$4,132	$18,259
Purchases	11,750	1,250	13,000
Impairment	(10,000)	—	(10,000)
Foreign currency adjustments	—	(67)	(67)
Balance at December 31, 2022	$15,877	$5,315	$21,192
Purchases	—	4,000	4,000
Foreign currency adjustments	—	23	23
Balance at March 31, 2023	$15,877	$9,338	$25,215
Subsequent to March 31, 2023, the Company invested in a €2.5 million convertible note receivable in April 2023.
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $39.7 million and $28.1 million as of March 31, 2023 and December 31, 2022, respectively. For more information, see Note 14, Acquisition-Related Charges (Gains) and Other.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 18

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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to CVRs that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended March 31, 2023 and 2022, the Company recorded a charge of $11.6 million and a gain of $0.8 million, respectively. The charge incurred during the three months ended March 31, 2023 was due to a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in the Company’s incremental borrowing rate resulting from the March 2023 entry into the TLA Credit Agreement. These adjustments were recorded as acquisition-related charges (gains) in the condensed consolidated statements of operations. At March 31, 2023, the weighted average discount rate was 9.4% and the probability of payment for the achievement of the remaining regulatory milestone by the expiration date was 12.5%. As of March 31, 2023 and December 31, 2022, a contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $39.7 million and $28.1 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of March 31, 2023, the maximum potential remaining milestone payments to be paid are $43.0 million. At March 31, 2023, the probability of success for the regulatory milestone that has not yet been met was assessed as zero. As of March 31, 2023 and December 31, 2022, a contingent consideration liability related to the MyoScience Acquisition has been assessed as zero. During the three months ended March 31, 2022, the Company recorded a gain of $0.3 million.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of March 31, 2023
Discount rates	9.1% to 9.8%
Probabilities of payment for regulatory milestones	0% to 12.5%
Projected years of payment for regulatory and commercial milestones	2030
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2021	$57,598
Fair value adjustments and accretion	(29,476)
Balance at December 31, 2022	28,122
Fair value adjustments and accretion	11,618
Balance at March 31, 2023	$39,740
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of federal agency bonds and government bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 19

investments are reported in other comprehensive (loss) income. At March 31, 2023 and December 31, 2022, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s short-term and noncurrent available-for-sale investments at March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$5,903	$—	$(10)	$5,893
Commercial paper	59,924	—	(138)	59,786
U.S. federal agency bonds	61,269	2	(322)	60,949
U.S. government bonds	11,837	—	(11)	11,826
Subtotal	138,933	2	(481)	138,454
Noncurrent:
U.S. federal agency bonds	3,503	10	—	3,513
U.S. government bonds	4,762	6	—	4,768
Subtotal	8,265	16	—	8,281
Total	$147,198	$18	$(481)	$146,735

December 31, 2022 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$6,836	$—	$(3)	$6,833
Commercial paper	134,423	23	(386)	134,060
U.S. federal agency bonds	41,971	—	(337)	41,634
U.S. government bonds	2,003	—	(18)	1,985
Subtotal	$185,233	$23	$(744)	$184,512
Noncurrent:
U.S. federal agency bonds	22,783	2	(66)	22,719
U.S. government bonds	14,499	—	(9)	14,490
Subtotal	37,282	2	(75)	37,209
Total	$222,515	$25	$(819)	$221,721
At March 31, 2023, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At March 31, 2023 and December 31, 2022, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.6 million and $0.8 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of March 31, 2023, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 38%, 20% and 18%. At December 31, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 19% and 18%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 20

Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of March 31, 2023 and December 31, 2022, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
NOTE 10—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive loss for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(523)	$143	$(380)
Net unrealized gain on investments, net of tax (1)	251	—	251
Foreign currency translation adjustments	—	(8)	(8)
Balance at March 31, 2023	$(272)	$135	$(137)

	Net Unrealized (Loss) Gain From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$139	$28	$167
Net unrealized loss on investments, net of tax (1)	(733)	—	(733)
Foreign currency translation adjustments	—	39	39
Balance at March 31, 2022	$(594)	$67	$(527)
(1) Net of a $0.2 million tax expense and $0.3 million tax benefit for the three months ended March 31, 2023 and 2022, respectively.
NOTE 11—STOCK PLANS
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of goods sold	$1,724	$1,352
Research and development	1,875	1,458
Selling, general and administrative	8,391	8,379
Total	$11,990	$11,189

Stock-based compensation from:
Stock options	$6,464	$6,785
Restricted stock units	5,250	4,113
Employee stock purchase plan	276	291
Total	$11,990	$11,189
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 21

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2023:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2022	6,272,994	$52.38
Granted	141,200	38.93
Exercised	(12,063)	27.64
Forfeited	(27,834)	57.94
Expired	(28,376)	58.91
Outstanding at March 31, 2023	6,345,921	52.07

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2022	1,149,462	$57.26
Granted	29,100	39.83
Vested	(30,487)	63.26
Forfeited	(29,866)	59.29
Unvested at March 31, 2023	1,118,209	56.57
The weighted average fair value of stock options granted during the three months ended March 31, 2023 was $16.78 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Three Months Ended March 31, 2023
Expected dividend yield	None
Risk-free interest rate	3.64%
Expected volatility	44.55%
Expected term of options	4.85 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the three months ended March 31, 2023, no shares were purchased and issued through the ESPP.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 22

NOTE 12—NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is calculated by dividing the net (loss) income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated by dividing the net (loss) income attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period.
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method), if applicable. Potential common shares associated with convertible notes are treated under the if-converted method, adjustments are made to the diluted net (loss) income per common share calculation as if the Company had converted the convertible debt on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible debt on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period.
Potential common shares are excluded from the diluted net (loss) income per share computation to the extent they would be antidilutive. As the Company reported a net loss for the three months ended March 31, 2023, no potentially dilutive securities have been included in the computation of diluted net loss per share for that period.
The following table sets forth the computation of basic and diluted net (loss) income per common share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income—basic	$(19,536)	$6,828
Denominator:
Weighted average common shares outstanding—basic	45,949	44,869
Computation of diluted securities:
Dilutive effect of stock options	—	1,195
Dilutive effect of RSUs	—	373
Dilutive effect of ESPP purchase options	—	1
Weighted average common shares outstanding—diluted	45,949	46,438
Net (loss) income per share:
Basic net (loss) income per common share	$(0.43)	$0.15
Diluted net (loss) income per common share	$(0.43)	$0.15
The following table summarizes the outstanding stock options, RSUs, ESPP purchase options and convertible senior notes that were excluded from the diluted net (loss) income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average number of stock options	6,362	1,762
Convertible senior notes	5,608	8,000
Weighted average number of RSUs	1,137	17
Weighted average ESPP purchase options	55	—
Total	13,162	9,779

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 23

NOTE 13—INCOME TAXES
(Loss) income before income taxes and income tax benefit (expense) are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2023	2022
(Loss) income before income taxes:
Domestic	$(27,773)	$6,582
Foreign	1,299	712
Total (loss) income before income taxes	$(26,474)	$7,294

Income tax benefit (expense)	$6,938	$(466)
Effective tax rate	26%	6%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The Company’s effective tax rate for the three months ended March 31, 2023 includes costs for a fair value adjustment to Flexion contingent consideration and a valuation allowance recorded against non-U.S. results, partially offset by tax credits and stock-based compensation benefits. The Company’s effective tax rate for the three months ended March 31, 2022 includes benefits related to stock-based compensation, a Skyepharma milestone payment and a valuation allowance recorded against non-U.S. results.
NOTE 14—ACQUISITION–RELATED CHARGES (GAINS) AND OTHER
Acquisition-related charges (gains) and other for the three months ended March 31, 2023 and 2022 summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022
Severance-related expenses	$—	$3,115
Acquisition-related fees	489	1,845
Other acquisition expenses	—	448
Total acquisition-related charges	489	5,408
Flexion contingent consideration	11,618	(794)
MyoScience contingent consideration	—	(277)
Total acquisition-related charges (gains) and other	$12,107	$4,337
Flexion Acquisition
The Company recognized acquisition-related costs of $0.5 million during the three months ended March 31, 2023, primarily related to the remaining Flexion leases. The Company recognized acquisition-related costs of $5.4 million during the three months ended March 31, 2022 primarily related to severance, legal fees, third-party services and other one-time charges.
The Company recognized $11.6 million contingent consideration charges during the three months ended March 31, 2023 due to a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, as the Company’s incremental borrowing rate has significantly improved resulting from the March 2023 entry into the TLA Credit Agreement. The Company recognized $0.8 million of contingent consideration gains during the three months ended March 31, 2022. See Note 9, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 24

MyoScience Acquisition
The Company recognized $0.3 million of contingent consideration gains during the three months ended March 31, 2022. See Note 9, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
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
In October 2021, the Company received a Notice Letter advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the FDA an Abbreviated New Drug Application, or ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,033,495 (the ’495 patent).
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
In April 2023, the Company filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ’348 patent).
These litigations are in their early stages, and the Company is unable to predict their outcome at this time.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 25

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
Other Commitments and Contingencies
Pediatric Trial Commitments
The FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL for infiltration and as a brachial plexus block in the pediatric setting. The Company was granted deferrals for the required pediatric trials until after the indications were approved in adults. Similarly, in Europe, the Company agreed with the European Medicines Agency, or EMA, on a Pediatric Investigation Plan as a prerequisite for submitting a Marketing Authorization Application (MAA) in the E.U. Despite the U.K.’s withdrawal from the E.U., the agreed pediatric plan is applicable in the U.K.
In December 2019, the Company announced positive results for its extended pharmacokinetic and safety study (“PLAY”) for local analgesia in children aged six to 17 undergoing cardiovascular or spine surgeries. Those positive results were the basis for the submission of a supplemental New Drug Application, or sNDA, in the U.S. to include use in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia. In March 2021, the Company announced that the FDA approved the sNDA in the U.S. In the E.U. and U.K., the Company also submitted the results of the PLAY study as Type II variations in the E.U. and U.K. to include the use of EXPAREL in children aged six years or older as a field block for treatment of somatic post-operative pain for small- to medium-sized wounds. The EMA and the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the U.K. both approved the variations in their respective regions in November 2022. The Company is working with the FDA, EMA and MHRA to finalize the regulatory pathway for its remaining pediatric commitments.
Contingent Milestone Payments
Refer to Note 9, Financial Instruments, for information on potential contingent milestone payments related to the Flexion Acquisition and MyoScience Acquisition.
PCRX-201
PCRX-201, a novel, intra-articular gene therapy product candidate that produces the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) treating OA pain in the knee, was added to the Company’s portfolio as part of the Flexion Acquisition. Prior to the Flexion Acquisition, in February 2017, Flexion entered into an agreement with GQ Bio Therapeutics GmbH (formerly named GeneQuine Biotherapeutics GmbH) to acquire the global rights to PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could become due upon the achievement of certain development and regulatory milestones, including up to $4.5 million through initiation of a Phase 2 proof of concept clinical trial and, following successful proof of concept, up to an additional $51.5 million in development and global regulatory approval milestone payments.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 26

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the Flexion Acquisition (as defined below) and the costs and benefits thereof, our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, patent terms, development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks associated with acquisitions, such as the risk that the acquired businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; the lingering impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete an EXPAREL capacity expansion project in San Diego, California; our ability to successfully complete a ZILRETTA capital project in Swindon, England; the outcome of any litigation; the ability to successfully integrate any future acquisitions into our existing business; the recoverability of our deferred tax assets; and assumptions associated with contingent consideration payments.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other reports as filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 27

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing a non-opioid option to as many patients as possible to redefine the role of opioids as rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Since its initial approval in 2011, more than 12 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc., or Flexion, (the “Flexion Acquisition”) in November 2021, we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. With the acquisition of MyoScience, Inc., or MyoScience, (the “MyoScience Acquisition”) in April 2019, we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and the iovera° system are highly complementary products as long-acting, non-opioid therapies that alleviate pain.
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
Global Economic Conditions
Direct and indirect effects of global economic conditions may negatively impact our business, financial condition and results of operations. Such impacts may include, but are not limited to, the effect of prolonged periods of inflation on our customers and suppliers and longer lead-times or the inability to secure a sufficient supply of materials. Additional negative impacts may also arise that we are unable to foresee. The nature and extent of such impacts are subject to material change, and will depend on future developments which are dynamic, highly uncertain and cannot be predicted.
Recent Highlights
•In January 2023, we submitted our sNDA to the FDA seeking expansion of the EXPAREL label to include sciatic nerve blocks in the popliteal fossa and femoral nerve blocks in the adductor canal, with an anticipated FDA action date under the Prescription Drug User Fee Act, or PDUFA, of November 13, 2023. The sNDA is supported by two successful Phase 3 studies in which EXPAREL achieved statistically significant reductions in postsurgical pain control and opioid consumption through 96 hours compared with bupivacaine HCl.
•In January 2023, we opened our second Innovation and Training Center in Houston, Texas. This state-of-the-art facility features a 125-seat adaptive lecture hall, broadcast studio and both wet and dry lab space for cadaver and other interactive workshops, as well as advanced ultrasound machines equipped with artificial intelligence training software. This training center is core to developing physician thought leaders and community-based clinicians wanting to stay at the forefront of opioid-sparing pain management.
•    In March 2023, we retired our term loan B debt facility using net proceeds from a new $150.0 million 5-year senior term loan A debt facility and existing cash resources. The TLA Term Loan (as defined below) carries a significantly lower interest rate than the retired TLB Term Loan (as defined below). For more information, see Note 8, Debt, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 28

EXPAREL

In the U.S., EXPAREL is currently indicated in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia, and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and in children aged 6 years or older as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds.

EXPAREL Label and Global Expansion

•Lower extremity nerve block. In September 2022, we announced positive topline results from two Phase 3 registration studies of EXPAREL as a single-dose nerve block for postsurgical regional analgesia in lower extremity surgeries. The first study, which evaluated EXPAREL admixed with bupivacaine HCl as a femoral nerve block in the adductor canal in patients undergoing total knee arthroplasty, or TKA, achieved the primary endpoint, demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.01). EXPAREL admixed with bupivacaine HCl also achieved a statistically significant reduction in postsurgical opioid consumption through 96 hours (p<0.01) compared with bupivacaine HCl, a key secondary endpoint. The second study, which evaluated EXPAREL as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, achieved the primary endpoint by demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.00001). EXPAREL also achieved statistically significant reductions in postsurgical opioid consumption (p<0.00001) and percentage of opioid-free subjects (p<0.001) through 96 hours compared with bupivacaine HCl, which were key secondary endpoints. EXPAREL was well tolerated with a safety profile consistent with bupivacaine HCl. With these positive results, we submitted an sNDA to the FDA in January 2023 seeking expansion of the EXPAREL label to include femoral nerve block in the adductor canal and sciatic nerve block in the popliteal fossa, with an anticipated FDA action date under PDUFA of November 13, 2023.

•Pediatrics. We expect to initiate a Phase 1 pharmacokinetic study after which we would initiate a registration study to support expansion of the EXPAREL single-dose infiltration label to include patients under six years of age. If successful, we expect this study, followed by a larger Phase 3 study, will support expansion of the EXPAREL labels in the U.S. and E.U. We are also discussing with the FDA, EMA and Medicines and Healthcare Products Regulatory Agency (MHRA) our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting.

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

•Global expansion. We have prioritized the European and Latin American markets for global expansion. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and in November 2022, we received approval to include children aged 6 years or older as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds. We launched EXPAREL in the U.K. and targeted E.U. countries in 2021. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries, and in December 2022 submitted an application seeking approval in Brazil. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 29

ZILRETTA

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

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and we intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA in 2023. In addition, we are planning a study comparing ZILRETTA to immediate release TA in patients with Type 2 diabetes and are evaluating a repeat dosing study.

ZILRETTA Clinical Benefits

ZILRETTA combines a commonly administered steroid, TA, with PLGA, delivering a 32 mg dose of TA to provide extended therapeutic concentrations in the joint and persistent analgesic effect.

Based on the strength of its pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. in need of safe and effective extended relief from OA knee pain. The pivotal Phase 3 trial on which the approval of ZILRETTA was based showed that ZILRETTA significantly reduced OA knee pain for 12 weeks, with some people experiencing pain relief through 16 weeks. Both the magnitude and duration of pain relief provided by ZILRETTA in clinical trials were clinically meaningful with the magnitude of pain relief among the largest seen to date in OA clinical trials. The overall frequency of treatment-related adverse events in these trials was similar to those observed with placebo, and no drug-related serious adverse events were reported. We believe that ZILRETTA holds the potential to become the corticosteroid of choice given its safety and efficacy profile, and the fact that it is the first and only extended-release corticosteroid on the market. In September 2021, the American Association of Orthopaedic Surgeons, or AAOS, updated its evidence-based clinical practice guidelines, finding ZILRETTA can improve patient outcomes over traditional immediate-release corticosteroids.

iovera°
The iovera° system is a non-opioid handheld cryoanalgesia device used to produce precise, controlled doses of cold temperature to targeted nerves. It is FDA 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. We believe the iovera° system is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days.

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

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 30

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

The Osteoarthritis Market

OA is the most common form of arthritis. It is also called degenerative joint disease and occurs most frequently in the hands, hips and knees. With OA, the cartilage within a joint begins to break down and the underlying bone begins to change. These changes usually develop slowly and worsen over time. OA can cause pain, stiffness and swelling. In some cases it also causes reduced function and disability—some people are no longer able to do daily tasks or work. According to the Centers for Disease Control and Prevention, OA affects over 32.5 million adults in the U.S.

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

Clinical Development Programs

PCRX-201

PCRX-201 was added to our portfolio as part of the Flexion Acquisition. PCRX-201 is a novel, IA gene therapy product candidate that produces the anti-inflammatory protein, IL-1Ra, for treating OA pain in the knee. Based upon compelling initial Phase 1 efficacy and safety data for PCRX-201, we are preparing to initiate a second Phase 1 study in OA of the knee and intend to request a Regenerative Medicine Advanced Therapy, or RMAT, designation.

pMVL-Based Clinical Programs

Given the proven safety, flexibility and customizability of our pMVL drug delivery technology platform for acute, sub-acute and chronic pain applications, we have several pMVL-based products in clinical development. Following data readouts from preclinical and feasibility studies for these candidates, we have prioritized three programs for clinical development: (i) PCRX-401, a dexamethasone-pMVL for low back pain; (ii) PCRX-501, a high potency bupivacaine-pMVL for longer-lasting pain relief (20.0 mg/mL) and (iii) EXPAREL for intrathecal analgesia (13.3 mg/mL). We are planning to initiate the second half of our Phase 1 study of EXPAREL for intrathecal analgesia in 2023.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 31

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

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
CarthroniX, Inc.	Phase 1-Ready	CX-011, a small molecule modulator of gp130 formulated as an intra-articular injection designed to slow joint degeneration by mediating IL-6 cytokines	Knee OA
Genascence Corporation	Phase 1b-Ready	Adeno-associated virus (AAV) based gene therapy engineered to deliver Interleukin-1 Receptor Antagonist (IL-1Ra) to target cells in joint(s)	Knee OA
GQ Bio Therapeutics GmbH	Preclinical	High capacity adenovirus (HCAd) based gene therapy engineered to deliver DNA to target cells in joint(s) and intervertebral disc(s)	Knee OA and degenerative disc disease (DDD)
Spine BioPharma, LLC	Phase 3	SB-01, a 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease (DDD)

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 32

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

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 33

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

Houston, Texas

In January 2023, we opened our second training facility, the Houston Pacira Innovation and Training Center, in Houston, Texas. This 19,000 square-foot state-of-the-art facility features a 125-seat adaptive lecture hall featuring the same liquid crystal display video wall that the PIT of Tampa has, a broadcast studio and both wet and dry lab space for cadaver and other interactive workshops. A simulation lab is equipped with eight advanced ultrasound machines equipped with artificial intelligence and 3-D training software in addition to professional medical lighting and in-ceiling cameras. The PIT of Houston is core to developing both our physician champions and community-based clinicians who want to stay on the forefront of opioid-sparing pain management. With this new training facility, we have doubled our capacity and ability to host programs for EXPAREL, ZILRETTA and iovera°.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U., and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension primarily for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Net product sales:
EXPAREL	$130,408	$129,205	1%
ZILRETTA	24,334	23,635	3%
iovera°	4,001	3,026	32%
Bupivacaine liposome injectable suspension	688	1,556	(56)%
Total net product sales	159,431	157,422	1%
Royalty revenue	910	569	60%
Total revenues	$160,341	$157,991	1%
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 34

EXPAREL revenue increased 1% in the three months ended March 31, 2023 versus 2022 primarily due to increases of 6.2% in gross vial volume and increases of 4.2% in gross selling price per unit, largely offset by an increase of discounting primarily due to the enrollment of EXPAREL in the 340B drug pricing program and other strategic partnerships, as well as the sales mix of EXPAREL vial sizes. The demand for EXPAREL has increased with ASCs and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care and among those customers that are eligible to participate in the 340B drug pricing program. While the elective surgery market has faced post-pandemic-related challenges and global economic pressures, EXPAREL utilization remains above the overall decline in elective surgical procedures relative to pre-pandemic baseline levels due to increased utilization in outpatient settings and emergent procedures.
ZILRETTA revenue increased 3% in the three months ended March 31, 2023 versus 2022 primarily due to increases of 2.4% in gross kit volume and increases of 4.0% in gross selling price per unit, partially offset by higher gross to net adjustments primarily due to expanded contracting efforts.
Net product sales of iovera° increased 32% in the three months ended March 31, 2023 versus 2022 due to the rollout of generation 2 iovera° products in the second half of 2022 and an increased sales force.
Bupivacaine liposome injectable suspension net product sales decreased 56% in the three months ended March 31, 2023 versus 2022. Its related royalties increased 60% in the three months ended March 31, 2023 versus 2022 primarily due to the timing and product mix of orders and related sales made by Aratana Therapeutics, Inc. for veterinary use.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the three months ended March 31, 2023 and 2022 (in thousands):

March 31, 2023	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Provision	465	2,938	4,277	22,549	412	30,641
Payments / Adjustments	(328)	(2,921)	(4,162)	(22,689)	(396)	(30,496)
Balance at March 31, 2023	$1,828	$1,204	$3,308	$5,312	$802	$12,454

March 31, 2022	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2021	$3,361	$1,178	$3,636	$3,494	$761	$12,430
Provision	404	2,655	3,949	9,392	348	16,748
Payments / Adjustments	(856)	(2,608)	(4,031)	(8,473)	(401)	(16,369)
Balance at March 31, 2022	$2,909	$1,225	$3,554	$4,413	$708	$12,809
Total reductions of gross product sales from sales-related allowances and accruals were $30.6 million and $16.7 million, or 16.2% and 9.7% of gross product sales, for the three months ended March 31, 2023 and 2022, respectively. The overall 6.5% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of enrolling EXPAREL in the 340B drug pricing program and chargeback-related allowances.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 35

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Cost of goods sold	$49,020	$36,074	36%
Gross margin	69%	77%
Gross margin decreased eight percentage points in the three months ended March 31, 2023 versus 2022, mainly due to EXPAREL inventory reserves, higher product cost sold and discounting resulting in a lower net selling price in the current period. This decrease was partially offset by fewer ZILRETTA inventory reserves in the first quarter of 2023.
Research and Development Expenses
Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera° and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information expenses, registry expenses and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Clinical and preclinical development	$5,261	$13,440	(61)%
Product development and manufacturing capacity expansion	7,672	4,993	54%
Regulatory and other	2,332	1,714	36%
Stock-based compensation	1,875	1,458	29%
Total research and development expense	$17,140	$21,605	(21)%
% of total revenues	11%	14%
Total research and development expense decreased 21% in the three months ended March 31, 2023 versus 2022.
Clinical and preclinical development expense decreased 61% in the three months ended March 31, 2023 versus 2022 due to the completion of two EXPAREL lower extremity nerve block trials in bunionectomy and TKA, toxicology studies that are near completion for product candidates and the completion of a trial in the second quarter of 2022 for a former product candidate that was acquired from Flexion.
Product development and manufacturing capacity expansion expense increased 54% in the three months ended March 31, 2023 versus 2022, mainly attributable to the continued scale-up activities of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California, as well as new product development costs related to cell and gene therapy, including those in support of PCRX-201.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 36

Regulatory and other expense increased 36% for the three months ended March 31, 2023 versus 2022 due to increased enrollment and additional sites related to an observational registry study which tracks patients’ symptoms and experience with pain management related to OA of the knee, and increased medical information publications.
Stock-based compensation increased 29% in the three months ended March 31, 2023 versus 2022, respectively, primarily due to greater equity awards outstanding for research and development personnel.
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
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Sales and marketing	$41,579	$38,440	8%
General and administrative	20,873	17,441	20%
Stock-based compensation	8,391	8,379	0%
Total selling, general and administrative expense	$70,843	$64,260	10%
% of total revenues	44%	41%
Total selling, general and administrative expense increased 10% in the three months ended March 31, 2023 versus 2022.
Sales and marketing expense increased 8% in the three months ended March 31, 2023 versus 2022, driven by an increase in sales force staffing and marketing investments in our products. These include educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. We also have invested in strategic partnerships with sports organizations, such as the Ladies Professional Golf Association (LPGA) and National Football League Alumni Association (NFLA), to increase awareness of the availability and benefits of non-opioid options to manage acute and chronic pain for athletes, including postsurgical pain and knee OA. We also expanded our investment in clinician training in the use of EXPAREL and iovera° at our PIT of Tampa, as well as the opening of our second PIT in Houston, Texas in January 2023.
General and administrative expense increased 20% in the three months ended March 31, 2023 versus 2022. The increase is primarily driven by legal fees attributable to ongoing litigation. For more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Stock-based compensation remained flat for the three months ended March 31, 2023 versus 2022.
Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Amortization of acquired intangible assets	$14,322	$14,322	—%
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 37

As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related Charges (Gains) and Other
The following table provides a summary of the costs related to the Flexion Acquisition, termination costs and other activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Acquisition-related charges (gains), net	$12,107	$4,337	100% +
Total acquisition-related charges (gains) and other increased over 100% in the three months ended March 31, 2023 versus 2022.
During the three months ended March 31, 2023, we recognized acquisition-related charges, net of $12.1 million. These charges were primarily related to contingent consideration for the Flexion Acquisition due to a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in our incremental borrowing rate resulting from the March 2023 entry into the TLA Credit Agreement (as defined below) and the related term loan issued (the “TLA Term Loan”). For more information, see Note 9, Financial Instruments and Note 14, Acquisition-Related Charges (Gains) and Other, to our condensed consolidated financial statements included herein.
During the three months ended March 31, 2022, we recognized acquisition-related charges of $4.3 million. These charges were primarily driven by severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition, which were partially offset by credits from changes in the fair value of contingent consideration related to the Flexion Acquisition and MyoScience Acquisition. See Note 14, Acquisition-Related Charges (Gains) and Other, to our condensed consolidated financial statements included herein, for more information.
Other (Expense), Net
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Interest expense	$(9,589)	$(10,246)	(6)%
Interest income	3,142	271	100%+
Loss on early extinguishment of debt	(16,926)	—	N/A
Other, net	(10)	(124)	(92)%
Total other expense, net	$(23,383)	$(10,099)	100%+
Total other expense, net increased by more than 100% in the three months ended March 31, 2023 versus 2022.
The 6% decrease in interest expense during the three months ended March 31, 2023 was primarily driven by the absence of the 2.375% convertible senior notes that matured in April 2022. Retiring our term loan B and related credit agreement (the “TLB Term Loan”) is expected to significantly reduce our 2023 full-year interest expense as our new TLA Term Loan carries approximately $140.0 million less principal and an interest rate that is 400 basis points lower than the interest rate applicable under the TLB Term Loan.
The increase in interest income in the three months ended March 31, 2023 versus 2022 was due to higher interest rates and overall investment balances.
In conjunction with the entry into the TLA Credit Agreement (as defined below), we incurred a $16.9 million loss on early extinguishment of debt recognized as a result of the retirement of $287.5 million aggregate principal of our TLB Term Loan. For more information, see Note 8, Debt, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 38

Income Tax Benefit (Expense)
The following table provides information regarding our income tax benefit (expense) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2023	2022
Income tax benefit (expense)	$6,938	$(466)	N/A
Effective tax rate	26%	6%
The effective tax rates were 26% and 6% for the three months ended March 31, 2023 and March 31, 2022, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The effective tax rate for the three months ended March 31, 2023 includes costs for a fair value adjustment to Flexion contingent consideration, and a valuation allowance recorded against non-U.S. results, offset by tax credits and stock-based compensation benefits. The effective tax rate for the three months ended March 31, 2022 includes benefits related to equity compensation, a Skyepharma milestone payment and a valuation allowance recorded against non-U.S. results.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of March 31, 2023, we had an accumulated deficit of $168.3 million, cash and cash equivalents and available-for-sale investments of $182.3 million and working capital of $277.4 million.
We expect that our cash and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2023	2022
Net cash (used in) provided by:
Operating activities	$19,128	$30,777
Investing activities	66,183	(208,019)
Financing activities	(153,905)	(181,585)
Net decrease in cash and cash equivalents	$(68,594)	$(358,827)
Operating Activities
During the three months ended March 31, 2023, net cash provided by operating activities was $19.1 million, compared to $30.8 million during the three months ended March 31, 2022. The decrease of $11.6 million was attributable to the payment of a $13.0 million termination fee relating to a licensing agreement and lower gross margin, partially offset by increased interest income.
Investing Activities
During the three months ended March 31, 2023, net cash provided by investing activities was $66.2 million, which reflected proceeds from $76.7 million of available-for-sale investment sales (net of purchases), partially offset by purchases of fixed assets of $6.6 million for fill lines for our products and equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of equity and debt investments of $4.0 million.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 39

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
Financing Activities
During the three months ended March 31, 2023, net cash used in financing activities was $153.9 million, which primarily consisted of a $296.9 million repayment of TLB Term Loan principal as well as a $5.8 million prepayment penalty, partially offset by the net proceeds from the TLA Term Loan of $149.6 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
Debt
2028 Term Loan A Facility
On March 2023, we entered into a credit agreement (the “TLA Credit Agreement”) to refinance the indebtedness outstanding under the Company’s TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. As of March 31, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.97%.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2023, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
Term Loan B Facility
In December 2021, we entered into the $375.0 million TLB Term Loan which was secured by substantially all of our and any subsidiary guarantor’s assets and was scheduled to mature on December 7, 2026, subject to certain exceptions set forth in the TLB Credit Agreement.
On March 31, 2023, we used the $149.6 million of net borrowings under the TLA Credit Agreement and cash on hand to repay the indebtedness outstanding under the TLB Credit Agreement and concurrently terminated the TLB Credit Agreement. We incurred a prepayment fee of 2.00% of the outstanding principal balance of the TLB Term Loan in connection with the termination. During the three months ended March 31, 2023, we made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1st and August 1st of each year.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 40

The 2025 Notes mature on August 1, 2025. At March 31, 2023, the outstanding principal on the 2025 Notes was $402.5 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1st and November 1st of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At March 31, 2023, the outstanding principal on the Flexion 2024 Notes was $8.6 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our TLA Term Loan, our Notes (including any conversions of our Notes) through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to:
•the cost and timing of the potential milestone payments to former Flexion stockholders, which could be up to an aggregate of $372.3 million if certain regulatory and commercial milestones are met. See Note 9, Financial Instruments, to our condensed consolidated financial statements included herein for more information;
•the cost and timing of potential remaining milestone payments to former MyoScience security holders, which could be up to an aggregate of $43.0 million if certain regulatory and commercial milestones are met. See Note 9, Financial Instruments, to our condensed consolidated financial statements included herein for more information;
•the impact of global economic conditions—including the impact of inflation—on our product and material costs, supply chain, longer lead-times, an inability to secure a sufficient supply of materials, our operating expenses and our business strategy;
•the timing of and extent to which the holders of our Notes elect to convert their Notes, the timing of principal and interest payments on our TLA Term Loan and the timing and impact of increases to the variable interest rate on our TLA Term Loan borrowings in accordance with the terms of the TLA Credit Agreement;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL, ZILRETTA and iovera°, including outside of the U.S.;
•the cost and timing of expanding and maintaining our manufacturing facilities, including the current EXPAREL capacity expansion project at our Science Center Campus in San Diego, California (which we expect to submit an sNDA for in the second half of 2023) and a ZILRETTA capital project at the Thermo Fisher site in Swindon, England;
•the cost and timing of additional strategic investments, including additional investments under existing agreements;
•the costs related to legal and regulatory matters;
•the costs of performing additional clinical trials for our products, including the additional pediatric trials required by the FDA and EMA as a condition of the approval of EXPAREL;
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

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 41

Critical Accounting Estimates
For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our most recent Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to our critical accounting policies nor any recently issued accounting pronouncements that are expected to have a material impact on our financial results since December 31, 2022.

Contractual Obligations
Except for entry into the new TLA Credit Agreement and termination of the TLB Credit Agreement as described in Note 8, Debt, to our condensed consolidated financial statements included herein, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2023 by approximately $0.8 million.
The fair values of our Notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2023, the estimated fair value of the 2025 Notes was $926 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our Notes, which bear interest at a fixed rate. At March 31, 2023, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the Flexion 2024 Notes.
The TLB Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and was scheduled to mature on December 7, 2026. Each term loan borrowing which was an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the TLB Term Loan Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which was a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the TLB Term Loan Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. We repaid the outstanding principal for TLB Term Loan on March 31, 2023, therefore there were no outstanding borrowings under the TLB Term Loan as of March 31, 2023. A hypothetical 100 basis point increase in interest rates would have increased interest expense during the three months ended March 31, 2023 by approximately $0.7 million.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. As of March 31, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.97%. As the agreement was entered into on March 31, 2023, a hypothetical 100 basis point increase in interest rates would have resulted in a nominal increase to interest expense for the three months ended March 31, 2023.
As a result of the Flexion Acquisition and as discussed in more detail in Note 8, Debt, to our condensed consolidated financial statements included herein, any future conversion rights for the Flexion 2024 Notes are subject to the occurrence of any future events giving rise to such conversion rights under the indenture governing the Flexion 2024 Notes.
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
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 42

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
Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 43

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 44

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Executive Employment Agreement, dated June 17, 2019, between the Registrant and Daryl Gaugler.* †

10.2	Executive Employment Agreement, dated December 6, 2016, between the Registrant and Anthony Molloy.* †

10.3	Credit Agreement, dated March 31, 2023, among Pacira BioSciences, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2023).

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.
Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 45

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	May 3, 2023	By:	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	May 3, 2023	By:	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q1 2023 Form 10-Q | Page 46