Form 10-Q
period 2023-06-30
Pacira BioSciences, Inc.
filed 2023-08-02
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 1, 2023, 46,417,025 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$86,810	$104,139
Short-term available-for-sale investments	133,956	184,512
Accounts receivable, net	99,079	98,397
Inventories, net	92,130	96,063
Prepaid expenses and other current assets	17,349	15,223
Total current assets	429,324	498,334
Noncurrent available-for-sale investments	—	37,209
Fixed assets, net	180,310	183,512
Right-of-use assets, net	65,837	70,877
Goodwill	163,243	163,243
Intangible assets, net	511,902	540,546
Deferred tax assets	156,140	160,309
Investments and other assets	35,625	27,170
Total assets	$1,542,381	$1,681,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,206	$15,220
Accrued expenses	56,221	89,785
Lease liabilities	8,981	9,121
Current portion of convertible senior notes, net	8,641	—
Current portion of long-term debt, net	10,863	33,648
Total current liabilities	108,912	147,774
Convertible senior notes, net	397,360	404,767
Long-term debt, net	134,823	251,056
Lease liabilities	60,046	64,802
Contingent consideration	21,482	28,122
Other liabilities	11,783	9,669
Total liabilities	734,406	906,190
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 46,408,961 and 45,927,790 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	46	46
Additional paid-in capital	950,626	924,095
Accumulated deficit	(142,524)	(148,751)
Accumulated other comprehensive loss	(173)	(380)
Total stockholders’ equity	807,975	775,010
Total liabilities and stockholders’ equity	$1,542,381	$1,681,200
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Net product sales	$169,467	$168,581	$328,898	$326,003
Royalty revenue	—	830	910	1,399
Total revenues	169,467	169,411	329,808	327,402
Operating expenses:
Cost of goods sold	48,207	50,627	97,227	86,701
Research and development	18,824	26,282	35,964	47,887
Selling, general and administrative	64,850	65,003	135,693	129,263
Amortization of acquired intangible assets	14,322	14,322	28,644	28,644
Acquisition-related (gains) charges, restructuring charges and other	(16,613)	(18,058)	(4,506)	(13,721)
Total operating expenses	129,590	138,176	293,022	278,774
Income from operations	39,877	31,235	36,786	48,628
Other (expense) income:
Interest income	2,111	252	5,253	523
Interest expense	(3,865)	(8,833)	(13,454)	(19,079)
Loss on early extinguishment of debt	—	—	(16,926)	—
Other, net	(269)	(647)	(279)	(771)
Total other expense, net	(2,023)	(9,228)	(25,406)	(19,327)
Income before income taxes	37,854	22,007	11,380	29,301
Income tax expense	(12,091)	(2,131)	(5,153)	(2,597)
Net income	$25,763	$19,876	$6,227	$26,704

Net income per share:
Basic net income per common share	$0.56	$0.44	$0.14	$0.59
Diluted net income per common share	$0.51	$0.40	$0.13	$0.55
Weighted average common shares outstanding:
Basic	46,088	45,501	46,019	45,185
Diluted	52,054	52,478	46,285	52,262

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$25,763	$19,876	$6,227	$26,704
Other comprehensive income (loss):
Net unrealized (loss) gain on investments, net of tax	(35)	(160)	216	(893)
Foreign currency translation adjustments	(1)	82	(9)	121
Total other comprehensive (loss) income	(36)	(78)	207	(772)
Comprehensive income	$25,727	$19,798	$6,434	$25,932

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at March 31, 2023	45,970	$46	$936,419	$(168,287)	$(137)	$768,041
Exercise of stock options	50	—	1,580	—	—	1,580
Vested restricted stock units	339	—	—	—	—	—
Common stock issued under employee stock purchase plan	50	—	1,672	—	—	1,672
Stock-based compensation	—	—	10,955	—	—	10,955
Other comprehensive loss (Note 10)	—	—	—	—	(36)	(36)
Net income	—	—	—	25,763	—	25,763
Balance at June 30, 2023	46,409	$46	$950,626	$(142,524)	$(173)	$807,975

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at March 31, 2022	45,064	$45	$867,890	$(157,832)	$(527)	$709,576
Exercise of stock options	307	1	10,856	—	—	10,857
Vested restricted stock units	292	—	—	—	—	—
Common stock issued under employee stock purchase plan	37	—	1,821	—	—	1,821
Stock-based compensation	—	—	11,544	—	—	11,544
Issuance of common stock upon conversion of 2022 convertible senior notes	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 10)	—	—	—	—	(78)	(78)
Net income	—	—	—	19,876	—	19,876
Balance at June 30, 2022	45,802	$46	$895,151	$(137,956)	$(605)	$756,636

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2022	45,928	$46	$924,095	$(148,751)	$(380)	$775,010
Exercise of stock options	62	—	1,914	—	—	1,914
Vested restricted stock units	369	—	—	—	—	—
Common stock issued under employee stock purchase plan	50	—	1,672	—	—	1,672
Stock-based compensation	—	—	22,945	—	—	22,945
Other comprehensive income (Note 10)	—	—	—	—	207	207
Net income	—	—	—	6,227	—	6,227
Balance at June 30, 2023	46,409	$46	$950,626	$(142,524)	$(173)	$807,975

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2021	44,734	$45	$942,091	$(211,895)	$167	$730,408
Reclassification of the equity component of convertible senior notes to liabilities upon adoption of Accounting Standards Update 2020-06 (1)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	630	1	21,934	—	—	21,935
Vested restricted stock units	299	—	—	—	—	—
Common stock issued under employee stock purchase plan	37	—	1,821	—	—	1,821
Stock-based compensation	—	—	22,733	—	—	22,733
Issuance of common stock upon conversion of 2022 convertible senior notes	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 10)	—	—	—	—	(772)	(772)
Net income	—	—	—	26,704	—	26,704
Balance at June 30, 2022	45,802	$46	$895,151	$(137,956)	$(605)	$756,636
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
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$6,227	$26,704
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	4,100	2,193
Depreciation of fixed assets and amortization of intangible assets	38,656	40,897
Amortization of debt issuance costs	1,628	2,053
Amortization of debt discount	703	1,412
Loss on early extinguishment of debt	16,926	—
Loss on disposal of fixed assets	—	193
Stock-based compensation	22,945	22,733
Changes in contingent consideration	(6,640)	(22,351)
Loss on investment	11	108
Changes in operating assets and liabilities:
Accounts receivable, net	(683)	5,213
Inventories, net	3,933	(2,038)
Prepaid expenses and other assets	(4,369)	(3,233)
Accounts payable	9,683	5,258
Accrued expenses and income taxes payable	(30,771)	(19,038)
Other liabilities	278	479
Net cash provided by operating activities	62,627	60,583
Investing activities:
Purchases of fixed assets	(9,969)	(19,403)
Purchases of available-for-sale investments	(69,509)	(187,641)
Sales of available-for-sale investments	159,745	62,936
Payment of contingent consideration	—	(32,000)
Purchases of equity and debt investments	(6,758)	(12,750)
Net cash provided by (used in) investing activities	73,509	(188,858)
Financing activities:
Proceeds from exercises of stock options	1,913	21,881
Proceeds from shares issued under employee stock purchase plan	1,673	1,821
Proceeds from Term loan A facility	149,550	—
Repayment of 2022 convertible senior notes	—	(156,960)
Repayment of 2024 convertible senior notes	—	(192,609)
Repayment of Term loan B facility	(296,875)	(9,375)
Repayment of Term loan A facility	(2,813)	—
Debt extinguishment costs	(5,750)	—
Payment of debt issuance and financing costs	(1,163)	—
Net cash used in financing activities	(153,465)	(335,242)
Net decrease in cash and cash equivalents	(17,329)	(463,517)
Cash and cash equivalents, beginning of period	104,139	585,578
Cash and cash equivalents, end of period	$86,810	$122,061
Supplemental cash flow information:
Cash paid for interest	$20,802	$14,686
Cash paid for income taxes, net of refunds	$795	$4,104
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2022 convertible senior notes	$—	$3,040
Fixed assets included in accounts payable and accrued liabilities	$2,388	$2,454
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 9

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the industry leader in its commitment to non-opioid pain management and providing non-opioid pain management options to as many patients as possible to redefine the role of opioids as rescue therapy only. The Company is also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome (pMVL) drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC), for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
The condensed consolidated financial statements at June 30, 2023, and for the three and six-month periods ended June 30, 2023 and 2022, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2022 is derived from the audited consolidated financial statements included in the Company’s 2022 Annual Report. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 10

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
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Largest wholesaler	33%	32%	32%	31%
Second largest wholesaler	24%	23%	24%	23%
Third largest wholesaler	20%	22%	21%	22%
Total	77%	77%	77%	76%
NOTE 3—REVENUE
Revenue from Contracts with Customers
The Company’s net product sales consist of (i) EXPAREL in the U.S., the European Union, or E.U., and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of its bupivacaine liposome injectable suspension primarily for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of its bupivacaine liposome injectable suspension primarily for veterinary use. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure is limited to revenue associated with net product sales of EXPAREL and ZILRETTA.
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
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 11

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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net product sales:
EXPAREL	$135,127	$137,007	$265,535	$266,212
ZILRETTA	29,261	27,417	53,595	51,052
iovera°	4,384	3,201	8,385	6,227
Bupivacaine liposome injectable suspension	695	956	1,383	2,512
Total net product sales	$169,467	$168,581	$328,898	$326,003
NOTE 4—INVENTORIES
The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$46,489	$39,810
Work-in-process	27,696	28,853
Finished goods	17,945	27,400
Total	$92,130	$96,063
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 12

NOTE 5—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Machinery and equipment	$120,750	$118,684
Leasehold improvements	62,060	61,302
Computer equipment and software	16,216	15,360
Office furniture and equipment	2,382	2,420
Construction in progress	106,653	103,226
Total	308,061	300,992
Less: accumulated depreciation	(127,751)	(117,480)
Fixed assets, net	$180,310	$183,512
For the three months ended June 30, 2023 and 2022, depreciation expense was $4.7 million and $6.5 million, respectively. For the three months ended June 30, 2023 and 2022, there was $0.7 million and $1.0 million of capitalized interest on the construction of manufacturing sites, respectively.
For the six months ended June 30, 2023 and 2022, depreciation expense was $10.0 million and $12.2 million, respectively. For the six months ended June 30, 2023 and 2022, there was $2.1 million and $1.8 million of capitalized interest on the construction of manufacturing sites, respectively.
At June 30, 2023 and December 31, 2022, total fixed assets, net includes manufacturing process equipment and leasehold improvements located in Europe in the amount of $40.6 million and $44.7 million, respectively.
As of June 30, 2023 and December 31, 2022, the Company had asset retirement obligations of $3.4 million and $3.3 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
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
Since July 2022 and February 2023, the Company has been recognizing sublease income for laboratory space leased in Woburn, Massachusetts and a portion of office space leased in Burlington, Massachusetts, respectively, from leases that were assumed as part of the Flexion Acquisition.
Subsequent to June 30, 2023, the Company partially exited its Burlington, Massachusetts office space lease that had been assumed as part of the Flexion Acquisition at a one-time termination fee of $0.8 million, which released its obligation of $1.6 million in future cash payments for the respective proportion of square footage exited.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed lease costs	$3,631	$3,542	$7,259	$7,069
Variable lease costs	378	508	945	980
Sublease income	(169)	—	(322)	—
Total	$3,840	$4,050	$7,882	$8,049
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 13

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Cash paid for operating lease liabilities, net of lease incentives	$7,325	$6,637
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	June 30,
	2023	2022
Weighted average remaining lease term	6.39 years	7.33 years
Weighted average discount rate	7.03%	6.95%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2023 (remaining six months)	$6,925
2024	13,928
2025	13,078
2026	12,814
2027	12,587
Thereafter	27,350
Total future lease payments	86,682
Less: imputed interest	(17,655)
Total operating lease liabilities	$69,027

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 14

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc) in 2007 (the “Skyepharma Acquisition”), the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The balance at each of June 30, 2023 and December 31, 2022 was $163.2 million.
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
Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

June 30, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(113,016)	$476,984	10 years, 5 months
Customer relationships	90	(38)	52	10 years
Total finite-lived intangible assets, net	590,090	(113,054)	477,036
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(113,054)	$511,902

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(84,376)	$505,624	10 years, 5 months
Customer relationships	90	(34)	56	10 years
Total finite-lived intangible assets, net	590,090	(84,410)	505,680
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(84,410)	$540,546
Amortization expense on intangible assets was $14.3 million for both the three months ended June 30, 2023 and 2022. Amortization expense on intangible assets was $28.6 million for both the six months ended June 30, 2023 and 2022.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $28.6 million for the remaining six months of 2023, $57.3 million each year from 2024 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 15

NOTE 8—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Term loan A facility maturing March 2028	$145,686	$—
Term loan B facility maturing December 2026 (1)	—	284,704
0.750% Convertible senior notes due August 2025	397,360	396,126
3.375% Convertible senior notes due May 2024	8,641	8,641
Total	$551,687	$689,471
(1) The TLB Term Loan (as defined below) was refinanced on March 31, 2023 as discussed below.
2028 Term Loan A Facility
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

The total debt composition of the TLA Term Loan is as follows (in thousands):

June 30,
2023
Term loan A facility maturing March 2028	$147,188
Deferred financing costs	(1,079)
Discount on debt	(423)
Total debt, net of debt discount and deferred financing costs	$145,686
The TLA Term Loan matures on March 31, 2028 and requires quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. During the remainder of 2023, the Company is required to make two more quarterly principal payments totaling $5.6 million.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2023, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the six months ended June 30, 2023, the Company made a scheduled principal payment of $2.8 million. As of June 30, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.01%. Subsequent to June 30, 2023, the Company made a $25.0 million principal prepayment in July 2023.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 16

2026 Term Loan B Facility
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
The total debt composition of the TLB Term Loan was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Term loan B facility maturing December 2026	$—	$296,875
Deferred financing costs	—	(3,919)
Discount on debt	—	(8,252)
Total debt, net of debt discount and deferred financing costs	$—	$284,704
During the six months ended June 30, 2023, the Company made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt.
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
The total debt composition of the 2025 Notes is as follows (in thousands):

	June 30,	December 31,
	2023	2022
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(5,140)	(6,374)
Total debt, net of debt discount and deferred financing costs	$397,360	$396,126
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
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2023, the conditions for conversion were not met.
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
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 17

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
As of June 30, 2023, the 2025 Notes had a market price of $926 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
Beginning on August 1, 2023 (but, in the case of a redemption of less than all of the outstanding 2025 Notes, no later than the 40th scheduled trading day immediately before the maturity date), the Company may redeem for cash all or part of the 2025 Notes if the last reported sale price (as defined in the 2025 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for (i) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related notice of redemption and (ii) the trading day immediately before the date the Company sends such notice. The redemption price will equal the sum of (i) 100% of the principal amount of the 2025 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change” (as defined in the 2025 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2025 Notes.
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at June 30, 2023 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At June 30, 2023, the remaining principal outstanding is $8.6 million.
Convertible Senior Notes Due 2022
In March 2017, the Company completed a private placement of $345.0 million in aggregate principal amount of 2.375% convertible senior notes due 2022, or 2022 Notes, and entered into an indenture with respect to the 2022 Notes. On April 1, 2022, the 2022 Notes matured and the Company settled the remaining outstanding principal balance of $160.0 million and a
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 18

conversion premium of $4.8 million through a cash payment of $156.9 million and the issuance of 101,521 shares of the Company’s common stock, which increased additional paid-in capital by $3.0 million.
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$3,849	$8,196	$13,199	$17,381
Amortization of debt issuance costs	691	874	1,628	2,053
Amortization of debt discount	28	706	703	1,412
Capitalized interest and other (Note 5)	(703)	(943)	(2,076)	(1,767)
Total	$3,865	$8,833	$13,454	$19,079

Effective interest rate on total debt	3.16%	5.08%	4.38%	5.31%
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
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 19

At June 30, 2023, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$12,062	$—	$—	$12,062
Financial Liabilities:
Acquisition-related contingent consideration	$21,482	$—	$—	$21,482

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$145,686	$—	$146,452	$—
0.750% convertible senior notes due 2025 (1)	$397,360	$—	$372,566	$—
3.375% convertible senior notes due 2024	$8,641	$—	$8,641	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $40.07 per share at June 30, 2023 compared to a conversion price of $71.78 per share. At June 30, 2023, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion premium that could have been due on the 2025 Notes is 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2021	$14,127	$4,132	$18,259
Purchases	11,750	1,250	13,000
Impairment	(10,000)	—	(10,000)
Foreign currency adjustments	—	(67)	(67)
Balance at December 31, 2022	15,877	5,315	21,192
Purchases	—	6,758	6,758
Foreign currency adjustments	—	(11)	(11)
Balance at June 30, 2023	$15,877	$12,062	$27,939
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $21.5 million and $28.1 million as of June 30, 2023 and December 31, 2022, respectively. For more information, see Note 14, Acquisition-Related (Gains) Charges, Restructuring Charges and Other.
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
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 20

In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three and six months ended June 30, 2023, the Company recorded gains of $18.3 million and $6.6 million, respectively, due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving the milestones. The gains recognized during the six months ended June 30, 2023 were partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in the Company’s incremental borrowing rate resulting from the TLA Credit Agreement entered into in March 2023. During the three and six months ended June 30, 2022, the Company recorded gains of $12.5 million and $13.3 million, respectively, primarily due to adjustments to near-term forecasts for the earnout period of the contingent consideration. These adjustments were recorded as acquisition-related charges (gains) in the condensed consolidated statements of operations. At June 30, 2023, the weighted average discount rate was 10.2% and the probability of payment for the achievement of the remaining regulatory milestone by the expiration date was 12.5%. As of June 30, 2023 and December 31, 2022, a contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $21.5 million and $28.1 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of June 30, 2023, the maximum potential remaining milestone payments to be paid are $43.0 million. At June 30, 2023, the probability of success for the regulatory milestone that has not yet been met was assessed as zero. As of June 30, 2023 and December 31, 2022, a contingent consideration liability related to the MyoScience Acquisition has been assessed as zero. During the three and six months ended June 30, 2022, the Company recognized contingent consideration gains of $8.8 million and $9.0 million, respectively, due to the reduced probability of meeting the contingent consideration milestones by December 31, 2023, the expiration date for achieving the milestones.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of June 30, 2023
Discount rates	9.4% to 11.0%
Probabilities of payment for regulatory milestones	0% to 12.5%
Projected years of payment for regulatory and commercial milestones	2030
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2021	$57,598
Fair value adjustments and accretion	(29,476)
Balance at December 31, 2022	28,122
Fair value adjustments and accretion	(6,640)
Balance at June 30, 2023	$21,482
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of federal agency bonds and government bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income. At June 30, 2023 and December 31, 2022, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments,
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 21

which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s short-term and noncurrent available-for-sale investments at June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$5,972	$—	$(16)	$5,956
Commercial paper	49,007	—	(99)	48,908
U.S. federal agency bonds	64,789	—	(314)	64,475
U.S. government bonds	14,697	—	(80)	14,617
Total	$134,465	$—	$(509)	$133,956

December 31, 2022 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$6,836	$—	$(3)	$6,833
Commercial paper	134,423	23	(386)	134,060
U.S. federal agency bonds	41,971	—	(337)	41,634
U.S. government bonds	2,003	—	(18)	1,985
Subtotal	$185,233	$23	$(744)	$184,512
Noncurrent:
U.S. federal agency bonds	22,783	2	(66)	22,719
U.S. government bonds	14,499	—	(9)	14,490
Subtotal	37,282	2	(75)	37,209
Total	$222,515	$25	$(819)	$221,721
At June 30, 2023, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At June 30, 2023 and December 31, 2022, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.9 million and $0.8 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of June 30, 2023, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 36%, 21% and 15%. At December 31, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 19% and 18%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of June 30, 2023 and December 31, 2022, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 22

NOTE 10—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive loss for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(523)	$143	$(380)
Net unrealized gain on investments, net of tax (1)	216	—	216
Foreign currency translation adjustments	—	(9)	(9)
Balance at June 30, 2023	$(307)	$134	$(173)

	Net Unrealized (Loss) Gain From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$139	$28	$167
Net unrealized loss on investments, net of tax (1)	(893)	—	(893)
Foreign currency translation adjustments	—	121	121
Balance at June 30, 2022	$(754)	$149	$(605)
(1) Net of a $0.2 million tax expense and $0.3 million tax benefit for the six months ended June 30, 2023 and 2022, respectively.
NOTE 11—STOCK PLANS
Stock Incentive Plans

The Company’s Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan, was originally adopted by its board of directors and approved by its stockholders in June 2011 and was amended and restated in June 2014, June 2016, June 2019, June 2021 and June 2023. In June 2023, the Company’s stockholders approved the amendment and restatement which increased the number of shares of common stock authorized for issuance as equity awards under the 2011 Plan by 3,300,000 shares. The 2011 Plan allows the granting of incentive stock options, non-statutory stock options, restricted stock units and other stock-based awards.
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of goods sold	$1,436	$1,478	$3,160	$2,830
Research and development	1,722	1,520	3,597	2,978
Selling, general and administrative	7,797	8,546	16,188	16,925
Total	$10,955	$11,544	$22,945	$22,733

Stock-based compensation from:
Stock options	$5,742	$6,542	$12,206	$13,327
Restricted stock units	4,969	4,717	10,219	8,830
Employee stock purchase plan	244	285	520	576
Total	$10,955	$11,544	$22,945	$22,733
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 23

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2023:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2022	6,272,994	$52.38
Granted	1,426,343	39.15
Exercised	(61,896)	30.91
Forfeited	(106,927)	57.38
Expired	(88,438)	55.06
Outstanding at June 30, 2023	7,442,076	49.91

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2022	1,149,462	$57.26
Granted	759,762	39.24
Vested	(368,641)	54.96
Forfeited	(95,349)	58.56
Unvested at June 30, 2023	1,445,234	48.27
The weighted average fair value of stock options granted during the six months ended June 30, 2023 was $16.22 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Six Months Ended June 30, 2023
Expected dividend yield	None
Risk-free interest rate	4.00%
Expected volatility	41.32%
Expected term of options	4.86 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the six months ended June 30, 2023, 50,634 shares were purchased and issued through the ESPP.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 24

NOTE 12—NET INCOME PER SHARE
Basic net income per common share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income per common share is calculated by dividing the net income attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period.
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method), if applicable. Potential common shares associated with convertible notes are treated under the if-converted method, adjustments are made to the diluted net income per common share calculation as if the Company had converted the convertible debt on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible debt on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period.
Potential common shares are excluded from the diluted net income per common share computation to the extent they would be antidilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income—basic	$25,763	$19,876	$6,227	$26,704
ASU 2020-06 convertible notes if-converted method adjustment	1,029	1,039	—	2,078
Adjusted net income—diluted	$26,792	$20,915	$6,227	$28,782
Denominator:
Weighted average common shares outstanding—basic	46,088	45,501	46,019	45,185
Computation of diluted securities:
ASU 2020-06 convertible notes if-converted method adjustment	5,607	5,607	—	5,607
Dilutive effect of stock options	108	1,016	92	1,106
Dilutive effect of RSUs	244	347	170	360
Dilutive effect of ESPP purchase options	7	7	4	4
Weighted average common shares outstanding—diluted	52,054	52,478	46,285	52,262
Net income per share:
Basic net income per common share	$0.56	$0.44	$0.14	$0.59
Diluted net income per common share	$0.51	$0.40	$0.13	$0.55
The following table summarizes the outstanding stock options, RSUs and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of stock options	5,404	1,948	5,403	1,855
Convertible senior notes	—	—	5,607	1,196
Weighted average number of RSUs	701	31	759	24
Total	6,105	1,979	11,769	3,075
For the six months ended June 30, 2023, the antidilutive impact associated with the convertible senior notes would have included an interest expense add-back to net income of $2.1 million.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 25

NOTE 13—INCOME TAXES
Income before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes:
Domestic	$40,189	$23,798	$12,416	$30,380
Foreign	(2,335)	(1,791)	(1,036)	(1,079)
Total income before income taxes	$37,854	$22,007	$11,380	$29,301

Income tax expense	$12,091	$2,131	$5,153	$2,597
Effective tax rate	32%	10%	45%	9%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The Company’s effective tax rates for the three and six months ended June 30, 2023 includes costs related to non-deductible stock-based compensation, a valuation allowance recorded against non-U.S. results and non-deductible executive compensation. The Company’s effective tax rate for the three and six months ended June 30, 2022 includes benefits related to stock-based compensation, a first quarter Skyepharma milestone payment and a fair value adjustment for Flexion contingent consideration, partially offset by nondeductible executive compensation costs and a valuation allowance against non-U.S. results.
NOTE 14—ACQUISITION-RELATED (GAINS) CHARGES, RESTRUCTURING CHARGES AND OTHER
Acquisition-related (gains) charges, restructuring charges and other for the three and six months ended June 30, 2023 and 2022 summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Severance-related expenses	$—	$950	$—	$4,065
Acquisition-related fees	709	2,168	1,198	4,013
Other acquisition expenses	—	104	—	552
Total acquisition-related charges	709	3,222	1,198	8,630
Flexion contingent consideration	(18,258)	(12,523)	(6,640)	(13,317)
MyoScience contingent consideration	—	(8,757)	—	(9,034)
Restructuring charges	936	—	936	—
Total acquisition-related (gains) charges, restructuring charges and other	$(16,613)	$(18,058)	$(4,506)	$(13,721)
Flexion Acquisition
The Company recognized acquisition-related costs of $0.7 million and $1.2 million during the three and six months ended June 30, 2023, respectively, primarily related to the remaining Flexion leases. The Company recognized acquisition-related costs of $3.2 million and $8.6 million during the three and six months ended June 30, 2022, respectively, primarily related to severance, legal fees, third-party services and other one-time charges.
The Company recognized $18.3 million and $6.6 million contingent consideration gains during the three and six months ended June 30, 2023, respectively. The Company recognized $12.5 million and $13.3 million of contingent consideration gains during the three and six months ended June 30, 2022, respectively. See Note 9, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 26

MyoScience Acquisition
The Company recognized $8.8 million and $9.0 million of contingent consideration gains during the three and six months ended June 30, 2022, respectively. See Note 9, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In June 2023, the Company implemented a restructuring plan in an effort to improve its operational efficiencies. The restructuring charges are predominantly related to one-time employee termination benefits through a reduction of headcount, such as severance and related costs. During the three and six months ended June 30, 2023, the Company recognized $0.9 million of restructuring charges, of which $0.4 million was paid. The remaining $0.5 million is expected to be paid in the third quarter of 2023.
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
MyoScience Milestone Litigation
In August 2020, the Company and its subsidiary, Pacira CryoTech, Inc. (“Pacira CryoTech”), filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience, and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “MyoScience Merger Agreement”), specifically related to the achievement of certain milestone payments under the MyoScience Merger Agreement. In addition, the Company and Pacira CryoTech sought general, special and compensatory damages against the other defendants related to breach of fiduciary duties in connection with the purported achievement of milestone payments under the MyoScience Merger Agreement, and breach of the MyoScience Merger Agreement and certain other agreements with the defendants. In October 2020, Fortis filed an answer and counterclaim against the Company and Pacira CryoTech seeking to recover certain milestone payments under the MyoScience Merger Agreement. The total remaining value of these milestones is $30.0 million, plus attorneys’ fees. The Company believes that the counterclaim from Fortis is without merit and intends to vigorously defend against all claims. A trial is expected to commence in the second half of 2023. The Company is unable to predict the outcome of this action at this time.
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
In February 2022, the Company filed a second patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (22-cv-00718) asserting that the 133 mg/10 mL ANDA product will infringe the ’495 and ’336 patents and that the 266 mg/20 mL ANDA product will infringe the ’336 patent. This filing triggered a second
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 27

automatic 30-month stay of final approval for the 133 mg/10 mL ANDA product. The first and second patent infringement suits were consolidated.
In February 2023, eVenus filed its first amended answer to the first amended complaint, alleging patent invalidity, non-infringement and inequitable conduct. The Company has denied the allegations in eVenus’s first amended answer.
In April 2023, the Company filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ’348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ’348 patent as well as the Company’s other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691.
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
PCRX-201
PCRX-201, a novel, intra-articular gene therapy product candidate that produces the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) treating OA pain in the knee, was added to the Company’s portfolio as part of the Flexion Acquisition in November 2021. Prior to the Flexion Acquisition, in February 2017, Flexion entered into an agreement with GQ Bio Therapeutics GmbH (formerly named GeneQuine Biotherapeutics GmbH) to acquire the global rights to
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 28

PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could become due upon the achievement of certain development and regulatory milestones, including up to $4.5 million through initiation of a Phase 2 proof of concept clinical trial and, following successful proof of concept, up to an additional $51.5 million in development and global regulatory approval milestone payments.

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 29

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and in other reports as filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 30

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing non-opioid pain management options to as many patients as possible to redefine the role of opioids as rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Since its initial approval in 2011, more than 12 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc., or Flexion, in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. With the acquisition of MyoScience, Inc., or MyoScience, in April 2019 (the “MyoScience Acquisition”), we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and the iovera° system are highly complementary products as long-acting, non-opioid therapies that alleviate pain.
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

EXPAREL

In the U.S., EXPAREL is currently indicated for single-dose infiltration in patients six years of age and older to produce postsurgical local analgesia and in adults as an interscalene brachial plexus nerve block to produce postsurgical regional analgesia. Safety and efficacy have not been established in other nerve blocks. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and in children aged 6 years or older as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds.

EXPAREL Label and Global Expansion

•Lower extremity nerve block. The FDA is currently reviewing our sNDA seeking expansion of the EXPAREL label to include lower extremity nerve block procedures with a Prescription Drug User Fee Act, or PDUFA, action date of November 13, 2023. Our application is based on positive results from two Phase 3 registration studies. The first study, which evaluated EXPAREL admixed with bupivacaine HCl as a femoral nerve block in the adductor canal in patients undergoing total knee arthroplasty, or TKA, achieved the primary endpoint, demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.01). EXPAREL admixed with bupivacaine HCl also achieved a statistically significant reduction in postsurgical opioid consumption through 96 hours (p<0.01) compared with bupivacaine HCl, a key secondary endpoint. The second study, which evaluated EXPAREL as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, achieved the primary endpoint by demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.00001). EXPAREL achieved a statistically significant reduction in postsurgical opioid consumption (p<0.00001) and a statistically significant percentage of opioid-free subjects (p<0.001) through 96 hours
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 31

compared with bupivacaine HCl, which were key secondary endpoints. EXPAREL was well tolerated with a safety profile consistent with bupivacaine HCl.

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

•Global expansion. We have prioritized the European market for global expansion and launched EXPAREL in the U.K. and targeted E.U. countries in 2021. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in children aged six years or older. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

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
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 32

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

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 33

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

pMVL-Based Clinical Programs

Given the proven safety, flexibility and customizability of our pMVL drug delivery technology platform for acute, sub-acute and chronic pain applications, we have several pMVL-based products in clinical development. Following data readouts from preclinical and feasibility studies for these candidates, we have prioritized three programs for clinical development: (i) PCRX-401, a dexamethasone-pMVL for low back pain; (ii) PCRX-501, a high potency bupivacaine-pMVL for longer-lasting pain relief (20.0 mg/mL) and (iii) EXPAREL for intrathecal analgesia (13.3 mg/mL). We initiated the second half of our Phase 1 study of EXPAREL for intrathecal analgesia in June 2023.

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

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
CarthroniX, Inc.	Phase 1-Ready	CX-011, a small molecule modulator of gp130 formulated as an intra-articular injection designed to slow joint degeneration by mediating IL-6 cytokines	Knee OA
Genascence Corporation	Phase 1b	Adeno-associated virus (AAV) based gene therapy engineered to deliver Interleukin-1 Receptor Antagonist (IL-1Ra) to target cells in joint(s)	Knee OA
GQ Bio Therapeutics GmbH	Preclinical	High capacity adenovirus (HCAd) based gene therapy engineered to deliver DNA to target cells in joint(s) and intervertebral disc(s)	Knee OA and degenerative disc disease (DDD)
Spine BioPharma, LLC	Phase 3	SB-01, a 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease (DDD)

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 34

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

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 35

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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenues
Total revenues consist of sales of (i) EXPAREL in the U.S., E.U., and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension primarily for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Net product sales:
EXPAREL	$135,127	$137,007	(1)%	$265,535	$266,212	(0)%
ZILRETTA	29,261	27,417	7%	53,595	51,052	5%
iovera°	4,384	3,201	37%	8,385	6,227	35%
Bupivacaine liposome injectable suspension	695	956	(27)%	1,383	2,512	(45)%
Total net product sales	169,467	168,581	1%	328,898	326,003	1%
Royalty revenue	—	830	(100)%	910	1,399	(35)%
Total revenues	$169,467	$169,411	0%	$329,808	$327,402	1%
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 36

EXPAREL revenue decreased 1% in the three months ended June 30, 2023 and remained flat in the six months ended June 30, 2023 versus 2022, primarily due to enrolling EXPAREL in the 340B drug pricing program, resulting in greater discounts, and other strategic partnerships as well as the sales mix of EXPAREL vial sizes. These decreases were largely offset by increases of 4.2% and 5.2% in gross vial volume and increases of 4.4% and 4.3% in gross selling price per unit in the three and six months ended June 30, 2023 versus 2022, respectively. The demand for EXPAREL has increased with ASCs and anesthesiologists broadening the use of long-acting EXPAREL regional approaches as a foundation of multimodal opioid-minimization strategies that enable shifting inpatient procedures to 23-hour sites of care and among those customers that are eligible to participate in the 340B drug pricing program. While the elective surgery market has faced post-pandemic-related challenges and global economic pressures, EXPAREL utilization remains above the overall decline in elective surgical procedures relative to pre-pandemic baseline levels due to increased utilization in outpatient settings and emergent procedures.
ZILRETTA revenue increased 7% and 5% in the three and six months ended June 30, 2023 versus 2022, respectively, primarily due to increases of 8.1% and 5.4% in gross kit volume and increases of 2.0% and 2.9% in gross selling price per unit during the applicable periods and was partially offset by higher customer discounting primarily due to expanded contracting efforts.
Net product sales of iovera° increased 37% and 35% in the three and six months ended June 30, 2023 versus 2022, respectively, due to increases of 38% in Smart Tip volume in both periods and increases of 6.7% and 3.1% in gross selling price per Smart Tip, partially offset by higher customer discounting.
Bupivacaine liposome injectable suspension net product sales decreased 27% and 45% in the three and six months ended June 30, 2023 versus 2022, respectively. Its related royalties decreased 100% and 35% in the three and six months ended June 30, 2023 versus 2022, respectively, primarily due to the timing and product mix of orders and related sales made by Aratana Therapeutics, Inc. for veterinary use.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the six months ended June 30, 2023 and 2022 (in thousands):

June 30, 2023	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Provision	1,122	5,952	8,895	46,936	1,027	63,932
Payments / Adjustments	(956)	(5,918)	(8,677)	(45,659)	(982)	(62,192)
Balance at June 30, 2023	$1,857	$1,221	$3,411	$6,729	$831	$14,049

June 30, 2022	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2021	$3,361	$1,178	$3,636	$3,494	$761	$12,430
Provision	817	5,470	8,123	19,191	754	34,355
Payments / Adjustments	(2,503)	(5,540)	(8,876)	(18,960)	(740)	(36,619)
Balance at June 30, 2022	$1,675	$1,108	$2,883	$3,725	$775	$10,166
Total reductions of gross product sales from sales-related allowances and accruals were $63.9 million and $34.4 million, or 16.3% and 9.6% of gross product sales, for the six months ended June 30, 2023 and 2022, respectively. The overall 6.7% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of enrolling EXPAREL in the 340B drug pricing program and chargeback-related allowances.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 37

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Cost of goods sold	$48,207	$50,627	(5)%	$97,227	$86,701	12%
Gross margin	72%	70%		71%	74%
Gross margin increased two percentage-points in the three months ended June 30, 2023 versus 2022, mainly due to higher costs in 2022 for the transition of manufacturing sites for iovera°, partially offset by an increase in sales-related allowances and accruals as a result of enrolling EXPAREL in the 340B drug pricing program which resulted in a lower net selling price in the current period.
Gross margin decreased three percentage-points in the six months ended June 30, 2023 versus 2022, mainly due to higher EXPAREL product cost due to operational challenges at our third-party contract manufacturing site in Swindon, England and discounting resulting in a lower net selling price in the current period, partially offset by higher costs in 2022 for the transition of manufacturing sites for iovera° and ZILRETTA product costs due to a fair value step-up of inventory and fixed assets acquired in the Flexion Acquisition.
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
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Clinical and preclinical development	$5,194	$17,734	(71)%	$10,455	$31,174	(66)%
Product development and manufacturing capacity expansion	9,305	5,080	83%	16,977	10,073	69%
Regulatory and other	2,603	1,948	34%	4,935	3,662	35%
Stock-based compensation	1,722	1,520	13%	3,597	2,978	21%
Total research and development expense	$18,824	$26,282	(28)%	$35,964	$47,887	(25)%
% of total revenues	11%	16%		11%	15%
Total research and development expense decreased 28% and 25% in the three and six months ended June 30, 2023 versus 2022, respectively.
Clinical and preclinical development expense decreased 71% and 66% in the three and six months ended June 30, 2023 versus 2022, respectively, due to the completion of two EXPAREL lower extremity nerve block trials in bunionectomy and
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 38

TKA in the third quarter of 2022, toxicology studies that are near completion for product candidates and the completion of a trial in the second quarter of 2022 for a former product candidate that was acquired from Flexion.
Product development and manufacturing capacity expansion expense increased 83% and 69% in the three and six months ended June 30, 2023 versus 2022, respectively, mainly attributable to the continued scale-up activities of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California, as well as new product development costs related to cell and gene therapy, including those in support of PCRX-401.
Regulatory and other expense increased 34% and 35% in the three and six months ended June 30, 2023 versus 2022, respectively, due to increased enrollment and additional sites related to an observational iovera° registry study which tracks patients’ symptoms and experience with pain management related to OA of the knee, and increased medical information publications.
Stock-based compensation increased 13% and 21% in the three and six months ended June 30, 2023 versus 2022, respectively, primarily due to greater equity awards outstanding for research and development personnel, partially offset by a lower fair value of newer equity awards granted.
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
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Sales and marketing	$37,462	$36,854	2%	$79,041	$75,294	5%
General and administrative	19,591	19,603	(0)%	40,464	37,044	9%
Stock-based compensation	7,797	8,546	(9)%	16,188	16,925	(4)%
Total selling, general and administrative expense	$64,850	$65,003	(0)%	$135,693	$129,263	5%
% of total revenues	38%	38%		41%	39%
Total selling, general and administrative expense was flat in the three months and increased 5% in the six months ended June 30, 2023 versus 2022, respectively.
Sales and marketing expense increased 2% and 5% in the three and six months ended June 30, 2023 versus 2022, respectively, driven by an increase in marketing investments in our products, including educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. We also have invested in strategic partnerships with sports organizations, such as the Ladies Professional Golf Association (LPGA) and National Football League Alumni Association (NFLA), to increase awareness of the availability and benefits of non-opioid options to manage acute and chronic pain for athletes, including postsurgical pain and knee OA. We also expanded our investment in clinician training in the use of EXPAREL and iovera° at our training facility in Tampa, as well as the opening of a second training facility in Houston, Texas in January 2023.
General and administrative expense was flat in the three months and increased 9% in the six months ended June 30, 2023 versus 2022, respectively, primarily driven by legal fees attributable to ongoing litigation. For more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Stock-based compensation decreased 9% and 4% for the three and six months ended June 30, 2023 versus 2022, respectively, primarily due to a decrease in the number of equity awards outstanding for selling, general and administrative personnel.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 39

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Amortization of acquired intangible assets	$14,322	$14,322	—%	$28,644	$28,644	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Acquisition-Related (Gains) Charges, Restructuring Charges and Other
The following table provides a summary of the costs related to the Flexion Acquisition, restructuring charges and other activities during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Acquisition-related (gains) charges, net	$(17,549)	$(18,058)	(3)%	$(5,442)	$(13,721)	(60)%
Restructuring charges	936	—	N/A	936	—	N/A
Total acquisition-related (gains) charges, restructuring charges and other	$(16,613)	$(18,058)	(8)%	$(4,506)	$(13,721)	(67)%
Total acquisition-related (gains) charges, restructuring charges and other decreased 8% and 67% in the three and six months ended June 30, 2023 versus 2022.
During the three and six months ended June 30, 2023, we recognized acquisition-related gains, net of $17.5 million and $5.4 million, respectively. These gains were primarily due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones for the Flexion Acquisition by December 31, 2030, the expiration date for achieving the milestones. The gains recognized during the six months ended June 30, 2023 were partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in the Company’s incremental borrowing rate. In addition, in June 2023 we implemented a restructuring plan in an effort to improve our operational efficiencies and recognized $0.9 million in one-time employee termination benefits through a reduction of headcount. For more information, see Note 9, Financial Instruments and Note 14, Acquisition-Related (Gains) Charges, Restructuring Charges and Other, to our condensed consolidated financial statements included herein.
During the three and six months ended June 30, 2022, we recognized acquisition-related gains, net of $18.1 million and $13.7 million, respectively. These gains were primarily driven by reductions in acquisition contingent consideration liabilities due to adjustments to near-term forecasts for the applicable period during which the Flexion contingent consideration may be achieved under the Merger Agreement and due to the reduced probability of meeting the MyoScience contingent consideration milestones by December 31, 2023, the expiration date for achieving the milestones. These gains were partially offset by severance, legal fees, third-party services and other one-time charges related to the Flexion Acquisition. See Note 14, Acquisition-Related (Gains) Charges, Restructuring Charges and Other, to our condensed consolidated financial statements included herein, for more information.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 40

Other Expense, Net
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Interest expense	$(3,865)	$(8,833)	(56)%	$(13,454)	$(19,079)	(29)%
Interest income	2,111	252	100% +	5,253	523	100%+
Loss on early extinguishment of debt	—	—	N/A	(16,926)	—	N/A
Other, net	(269)	(647)	(58)%	(279)	(771)	(64)%
Total other expense, net	$(2,023)	(9,228)	(78)%	$(25,406)	$(19,327)	31%
Total other expense, net decreased 78% in the three months ended June 30, 2023 and increased 31% in the six months ended June 30, 2023 versus 2022.
The 56% and 29% decrease in interest expense during the three and six months ended June 30, 2023, respectively, was primarily driven by entering into the TLA Term Loan (as defined below) in March 2023 in order to retire our term loan B and related credit agreement (the “TLB Term Loan”), and, to a lesser extent, the absence of our 2.375% convertible senior notes that matured in April 2022. Retiring our TLB Term Loan is expected to significantly further reduce our 2023 full-year interest expense as our new TLA Term Loan carries approximately $140.0 million less principal and an interest rate that is 400 basis points lower than the interest rate applicable under the TLB Term Loan.
The increase in interest income in the three and six months ended June 30, 2023 versus 2022 was due to higher interest rates and overall investment balances.
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
Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Income tax expense	$12,091	$2,131	100% +	$5,153	$2,597	98%
Effective tax rate	32%	10%		45%	9%
The effective tax rates were 32% and 45% for the three and six months ended June 30, 2023, respectively. The effective tax rates were 10% and 9% for the three and six months ended June 30, 2022, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The effective tax rate for the three and six months ended June 30, 2023 includes costs related to non-deductible stock-based compensation, a valuation allowance recorded against non-U.S. results and non-deductible executive compensation. The effective tax rates for the three and six months ended June 30, 2022 include benefits related to stock-based compensation, a first quarter milestone payment to SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma, and a fair value adjustment for Flexion contingent consideration, offset by nondeductible executive compensation costs and a valuation allowance against non-U.S. results.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 41

Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of June 30, 2023, we had an accumulated deficit of $142.5 million, cash and cash equivalents and available-for-sale investments of $220.8 million and working capital of $320.4 million.
We expect that our cash and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows Data:	2023	2022
Net cash provided by (used in):
Operating activities	$62,627	$60,583
Investing activities	73,509	(188,858)
Financing activities	(153,465)	(335,242)
Net decrease in cash and cash equivalents	$(17,329)	$(463,517)
Operating Activities
During the six months ended June 30, 2023, net cash provided by operating activities was $62.6 million, compared to $60.6 million during the six months ended June 30, 2022. The increase of $2.0 million was attributable to higher revenues, increased interest income and lower interest expense, partially offset by the payment of a $13.0 million termination fee relating to a licensing agreement and lower gross margin.
Investing Activities
During the six months ended June 30, 2023, net cash provided by investing activities was $73.5 million, which reflected proceeds from $90.2 million of available-for-sale investment sales (net of purchases), partially offset by purchases of fixed assets of $10.0 million for fill lines for our products and equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of equity and debt investments of $6.8 million.
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
Financing Activities
During the six months ended June 30, 2023, net cash used in financing activities was $153.5 million, which consisted of a $296.9 million repayment of TLB Term Loan principal as well as a $5.8 million prepayment penalty in connection with the retirement of the TLB Term Loan facility, partially offset by the net proceeds from the TLA Term Loan of $149.6 million and the exercise of stock options of $1.9 million and $1.7 million from the issuance of common stock through our ESPP. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
During the six months ended June 30, 2022, net cash used in financing activities was $335.2 million, which primarily consisted of a $192.6 million principal repayment of the 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”) as part of a repurchase offer to the holders of the Flexion 2024 Notes that was triggered by the Flexion Acquisition, a $157.0 million repayment of our 2.375% convertible senior notes that matured on April 1, 2022 and a $9.4 million scheduled
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 42

repayment of TLB Term Loan principal, partially offset by $21.9 million of proceeds from the exercise of stock options and $1.8 million from the issuance of common stock through our ESPP.
Debt
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (the “TLA Credit Agreement”) to refinance the indebtedness outstanding under the Company’s TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and matures on March 31, 2028. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the six months ended June 30, 2023, the Company made a scheduled principal payment of $2.8 million. As of June 30, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.01%. Subsequent to June 30, 2023, the Company made a $25.0 million principal prepayment in July 2023.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2023, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2026 Term Loan B Facility
In December 2021, we entered into the $375.0 million TLB Term Loan which was secured by substantially all of our and any subsidiary guarantor’s assets and was scheduled to mature on December 7, 2026, subject to certain exceptions set forth in the TLB Credit Agreement.
On March 31, 2023, we used the $149.6 million of net borrowings under the TLA Credit Agreement and cash on hand to repay the indebtedness outstanding under the TLB Credit Agreement and concurrently terminated the TLB Credit Agreement. We incurred a prepayment fee of 2.00% of the outstanding principal balance of the TLB Term Loan in connection with the termination. During the six months ended June 30, 2023, we made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1st and August 1st of each year. The 2025 Notes mature on August 1, 2025. At June 30, 2023, the outstanding principal on the 2025 Notes was $402.5 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate of 3.375% per annum, payable semi-annually on May 1st and November 1st of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At June 30, 2023, the outstanding principal on the Flexion 2024 Notes was $8.6 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 43

Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our TLA Term Loan, Flexion 2024 Notes and 2025 Notes (collectively, the “Notes”) through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to:
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
•the cost and timing of expanding and maintaining our manufacturing facilities, including the current EXPAREL capacity expansion project at our Science Center Campus in San Diego, California (which we expect to submit an sNDA for in the second half of 2023) and capital projects at the Thermo Fisher site in Swindon, England;
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

Critical Accounting Estimates
For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2022 Annual Report. There have been no significant changes to our critical accounting policies nor any recently issued accounting pronouncements that are expected to have a material impact on our financial results since December 31, 2022.

Contractual Obligations
Except for entry into the new TLA Credit Agreement and termination of the TLB Credit Agreement as described in Note 8, Debt, to our condensed consolidated financial statements included herein, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our 2022 Annual Report. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our 2022 Annual Report.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 44

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2023 by approximately $0.6 million.
The fair values of our Notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2023, the estimated fair value of the 2025 Notes was $926 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our Notes, which bear interest at a fixed rate. At June 30, 2023, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the Flexion 2024 Notes.
The TLB Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and was scheduled to mature on December 7, 2026. Each term loan borrowing which was an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the TLB Term Loan Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which was a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the TLB Term Loan Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. We repaid the outstanding principal for TLB Term Loan on March 31, 2023, therefore there were no outstanding borrowings under the TLB Term Loan as of June 30, 2023.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. As of June 30, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.01%. A hypothetical 100 basis point increase in interest rates would have increased interest expense for both the three and six months ended June 30, 2023 by approximately $0.4 million.
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
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 45

Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 46

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2022 Annual Report. The risks described in our 2022 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted or terminated by our directors and executive officers during the quarter ended June 30, 2023:

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Gary Pace Director	Adopt	6/16/2023	X		8,000	6/3/2024
Gary Pace Director	Terminate (1)	5/11/2023	X		7,000	5/11/2023
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Trading arrangement was originally adopted on June 13, 2022.

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 47

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description
10.1	Amended and Restated 2011 Stock Incentive Plan.(1)†

10.2	Side Letter dated June 5, 2023, to the Manufacturing and Supply Agreement by and between the Registrant and Patheon UK Limited.††

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.

††	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would cause competitive harm to the Company if publicly disclosed.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 20, 2023.
Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 48

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	August 2, 2023	By:	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	August 2, 2023	By:	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q2 2023 Form 10-Q | Page 49