Form 10-Q
period 2023-09-30
Pacira BioSciences, Inc.
filed 2023-11-02
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 1, 2023, 46,437,704 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$99,119	$104,139
Short-term available-for-sale investments	136,069	184,512
Accounts receivable, net	96,956	98,397
Inventories, net	96,520	96,063
Prepaid expenses and other current assets	18,591	15,223
Total current assets	447,255	498,334
Noncurrent available-for-sale investments	—	37,209
Fixed assets, net	175,783	183,512
Right-of-use assets, net	63,394	70,877
Goodwill	163,243	163,243
Intangible assets, net	497,580	540,546
Deferred tax assets	151,660	160,309
Investments and other assets	35,547	27,170
Total assets	$1,534,462	$1,681,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,511	$15,220
Accrued expenses	59,884	89,785
Lease liabilities	8,625	9,121
Current portion of convertible senior notes, net	8,641	—
Current portion of long-term debt, net	—	33,648
Total current liabilities	93,661	147,774
Convertible senior notes, net	397,976	404,767
Long-term debt, net	117,965	251,056
Lease liabilities	57,089	64,802
Contingent consideration	24,275	28,122
Other liabilities	11,945	9,669
Total liabilities	702,911	906,190
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 46,426,836 and 45,927,790 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	46	46
Additional paid-in capital	963,181	924,095
Accumulated deficit	(131,666)	(148,751)
Accumulated other comprehensive loss	(10)	(380)
Total stockholders’ equity	831,551	775,010
Total liabilities and stockholders’ equity	$1,534,462	$1,681,200
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Net product sales	$163,583	$166,560	$492,481	$492,563
Royalty revenue	343	906	1,253	2,305
Total revenues	163,926	167,466	493,734	494,868
Operating expenses:
Cost of goods sold	39,750	50,678	136,977	137,379
Research and development	20,830	19,405	56,794	67,292
Selling, general and administrative	67,947	61,283	203,640	190,546
Amortization of acquired intangible assets	14,322	14,322	42,966	42,966
Contingent consideration charges (gains), restructuring charges and other	3,356	489	(1,150)	(13,232)
Total operating expenses	146,205	146,177	439,227	424,951
Income from operations	17,721	21,289	54,507	69,917
Other (expense) income:
Interest income	2,766	1,234	8,019	1,757
Interest expense	(3,464)	(9,856)	(16,918)	(28,935)
Loss on early extinguishment of debt	—	—	(16,926)	—
Other, net	(422)	(10,598)	(701)	(11,369)
Total other expense, net	(1,120)	(19,220)	(26,526)	(38,547)
Income before income taxes	16,601	2,069	27,981	31,370
Income tax expense	(5,743)	(2,762)	(10,896)	(5,359)
Net income (loss)	$10,858	$(693)	$17,085	$26,011

Net income (loss) per share:
Basic net income (loss) per common share	$0.23	$(0.02)	$0.37	$0.57
Diluted net income (loss) per common share	$0.23	$(0.02)	$0.37	$0.56
Weighted average common shares outstanding:
Basic	46,416	45,831	46,151	45,400
Diluted	52,067	45,831	46,343	52,220

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$10,858	$(693)	$17,085	$26,011
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax	146	(163)	362	(1,056)
Foreign currency translation adjustments	17	98	8	219
Total other comprehensive income (loss)	163	(65)	370	(837)
Comprehensive income (loss)	$11,021	$(758)	$17,455	$25,174

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2023	46,409	$46	$950,626	$(142,524)	$(173)	$807,975
Exercise of stock options	1	—	25	—	—	25
Vested restricted stock units	17	—	—	—	—	—
Stock-based compensation	—	—	12,530	—	—	12,530
Other comprehensive income (Note 10)	—	—	—	—	163	163
Net income	—	—	—	10,858	—	10,858
Balance at September 30, 2023	46,427	$46	$963,181	$(131,666)	$(10)	$831,551

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2022	45,802	$46	$895,151	$(137,956)	$(605)	$756,636
Exercise of stock options	37	—	1,563	—	—	1,563
Vested restricted stock units	25	—	—	—	—	—
Stock-based compensation	—	—	12,682	—	—	12,682
Other comprehensive loss (Note 10)	—	—	—	—	(65)	(65)
Net loss	—	—	—	(693)	—	(693)
Balance at September 30, 2022	45,864	$46	$909,396	$(138,649)	$(670)	$770,123

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2022	45,928	$46	$924,095	$(148,751)	$(380)	$775,010
Exercise of stock options	63	—	1,939	—	—	1,939
Vested restricted stock units	386	—	—	—	—	—
Common stock issued under employee stock purchase plan	50	—	1,672	—	—	1,672
Stock-based compensation	—	—	35,475	—	—	35,475
Other comprehensive income (Note 10)	—	—	—	—	370	370
Net income	—	—	—	17,085	—	17,085
Balance at September 30, 2023	46,427	$46	$963,181	$(131,666)	$(10)	$831,551

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income
	Shares	Amount				Total
Balance at December 31, 2021	44,734	$45	$942,091	$(211,895)	$167	$730,408
Reclassification of the equity component of convertible senior notes to liabilities upon adoption of Accounting Standards Update 2020-06 (1)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	667	1	23,497	—	—	23,498
Vested restricted stock units	324	—	—	—	—	—
Common stock issued under employee stock purchase plan	37	—	1,821	—	—	1,821
Stock-based compensation	—	—	35,415	—	—	35,415
Issuance of common stock upon conversion of 2022 convertible senior notes	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 10)	—	—	—	—	(837)	(837)
Net income	—	—	—	26,011	—	26,011
Balance at September 30, 2022	45,864	$46	$909,396	$(138,649)	$(670)	$770,123
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$17,085	$26,011
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	9,014	2,895
Depreciation of fixed assets and amortization of intangible assets	57,089	61,095
Amortization of debt issuance costs	2,311	2,957
Amortization of debt discount	728	2,107
Loss on early extinguishment of debt	16,926	—
Stock-based compensation	35,475	35,415
Changes in contingent consideration	(3,847)	(23,394)
Impairment of investment	—	10,000
Other losses	2,415	377
Changes in operating assets and liabilities:
Accounts receivable, net	1,440	2,847
Inventories, net	(457)	1,751
Prepaid expenses and other assets	(6,986)	(568)
Accounts payable	1,988	4,681
Accrued expenses and income taxes payable	(26,156)	(23,560)
Other liabilities	40	623
Net cash provided by operating activities	107,065	103,237
Investing activities:
Purchases of fixed assets	(13,363)	(24,584)
Purchases of available-for-sale investments	(111,682)	(319,426)
Sales of available-for-sale investments	200,970	152,636
Payment of contingent consideration	—	(32,000)
Purchases of equity and debt investments	(6,758)	(13,000)
Net cash provided by (used in) investing activities	69,167	(236,374)
Financing activities:
Proceeds from exercises of stock options	1,939	23,482
Proceeds from shares issued under employee stock purchase plan	1,672	1,820
Proceeds from Term loan A facility	149,550	—
Repayment of 2022 convertible senior notes	—	(156,960)
Repayment of 2024 convertible senior notes	—	(192,609)
Repayment of Term loan B facility	(296,875)	(18,750)
Repayment of Term loan A facility	(30,625)	—
Debt extinguishment costs	(5,750)	—
Payment of debt issuance and financing costs	(1,163)	—
Net cash used in financing activities	(181,252)	(343,017)
Net decrease in cash and cash equivalents	(5,020)	(476,154)
Cash and cash equivalents, beginning of period	104,139	585,578
Cash and cash equivalents, end of period	$99,119	$109,424
Supplemental cash flow information:
Cash paid for interest	$24,931	$23,620
Cash paid for income taxes, net of refunds	$2,072	$4,216
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2022 convertible senior notes	$—	$3,040
Fixed assets included in accounts payable and accrued liabilities	$1,470	$5,486
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 9

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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).
The condensed consolidated financial statements at September 30, 2023, and for the three and nine-month periods ended September 30, 2023 and 2022, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2022 is derived from the audited consolidated financial statements included in the Company’s 2022 Annual Report. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 10

Concentration of Major Customers
    The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers (including AmerisourceBergen Health Corporation, Cardinal Health, Inc. and McKesson Drug Company), but shipments of the product are sent directly to individual accounts, such as hospitals, ambulatory surgery centers and individual doctors. The Company also sells EXPAREL directly to ambulatory surgery centers and physicians. The Company sells ZILRETTA primarily to specialty distributors and specialty pharmacies, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as Group Purchasing Organizations, or GPOs. The Company sells its bupivacaine liposome injectable suspension for veterinary use to a third-party licensee in the U.S. and sells iovera° directly to end users.
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Largest wholesaler	33%	31%	33%	31%
Second largest wholesaler	24%	22%	24%	23%
Third largest wholesaler	19%	22%	20%	22%
Total	76%	75%	77%	76%
NOTE 3—REVENUE
Revenue from Contracts with Customers
The Company’s net product sales consist of (i) EXPAREL in the U.S., the European Union, or E.U., and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of its bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of its bupivacaine liposome injectable suspension for veterinary use. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure is limited to revenue associated with net product sales of EXPAREL and ZILRETTA.
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users, namely hospitals, ambulatory surgery centers and healthcare provider offices. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. The Company primarily sells ZILRETTA to specialty distributors and specialty pharmacies, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as GPOs. Product revenue is recognized when control of the promised goods are transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL and ZILRETTA revenues are recorded at the time the products are transferred to the customer.
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 11

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
Accounts Receivable
The majority of accounts receivable arise from product sales and represent amounts due from wholesalers, hospitals, ambulatory surgery centers, specialty distributors, specialty pharmacies and individual physicians. Payment terms generally range from zero to four months from the date of the transaction, and accordingly, there is no significant financing component.
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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net product sales:
EXPAREL	$128,667	$132,642	$394,202	$398,854
ZILRETTA	28,798	26,494	82,393	77,546
iovera°	5,260	4,467	13,645	10,694
Bupivacaine liposome injectable suspension	858	2,957	2,241	5,469
Total net product sales	$163,583	$166,560	$492,481	$492,563
NOTE 4—INVENTORIES
The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$49,196	$39,810
Work-in-process	23,765	28,853
Finished goods	23,559	27,400
Total	$96,520	$96,063
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 12

NOTE 5—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Machinery and equipment	$120,481	$118,684
Leasehold improvements	61,508	61,302
Computer equipment and software	16,242	15,360
Office furniture and equipment	2,543	2,420
Construction in progress	106,383	103,226
Total	307,157	300,992
Less: accumulated depreciation	(131,374)	(117,480)
Fixed assets, net	$175,783	$183,512
For the three months ended September 30, 2023 and 2022, depreciation expense was $4.1 million and $5.8 million, respectively. For the three months ended September 30, 2023 and 2022, there was $0.7 million and $1.1 million of capitalized interest on the construction of manufacturing sites, respectively.
For the nine months ended September 30, 2023 and 2022, depreciation expense was $14.1 million and $18.0 million, respectively. For the nine months ended September 30, 2023 and 2022, there was $2.8 million and $2.9 million of capitalized interest on the construction of manufacturing sites, respectively.
At September 30, 2023 and December 31, 2022, total fixed assets, net includes manufacturing process equipment and leasehold improvements located in Europe in the amount of $38.3 million and $44.7 million, respectively.
As of September 30, 2023 and December 31, 2022, the Company had asset retirement obligations of $4.0 million and $3.3 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
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
During the third quarter of 2023, the Company partially exited its Burlington, Massachusetts office space lease that had been assumed as part of the Flexion Acquisition through a one-time termination fee of $0.8 million, which released its obligation of $1.6 million in future cash payments for the respective proportion of square footage exited. The partial lease termination resulted in a nominal gain which was recorded within contingent consideration charges (gains), restructuring charges and other in the condensed consolidated statements of operations.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 13

The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed lease costs	$3,559	$3,440	$10,818	$10,509
Variable lease costs	499	540	1,444	1,520
Sublease income	(167)	(169)	(489)	(169)
Total	$3,891	$3,811	$11,773	$11,860
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for operating lease liabilities, net of lease incentives	$11,055	$9,922
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	September 30,
	2023	2022
Weighted average remaining lease term	6.26 years	7.11 years
Weighted average discount rate	7.03%	6.95%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2023 (remaining three months)	$3,249
2024	13,038
2025	12,775
2026	12,814
2027	12,587
Thereafter	27,351
Total future lease payments	81,814
Less: imputed interest	(16,100)
Total operating lease liabilities	$65,714

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 14

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc., or Skyepharma, (now a subsidiary of Vectura Group plc) in 2007 (the “Skyepharma Acquisition”), the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The balance at each of September 30, 2023 and December 31, 2022 was $163.2 million.
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
Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

September 30, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(127,336)	$462,664	10 years, 5 months
Customer relationships	90	(40)	50	10 years
Total finite-lived intangible assets, net	590,090	(127,376)	462,714
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(127,376)	$497,580

December 31, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(84,376)	$505,624	10 years, 5 months
Customer relationships	90	(34)	56	10 years
Total finite-lived intangible assets, net	590,090	(84,410)	505,680
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(84,410)	$540,546
Amortization expense on intangible assets was $14.3 million for both the three months ended September 30, 2023 and 2022 and $43.0 million for both the nine months ended September 30, 2023 and 2022.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $14.3 million for the remaining three months of 2023, $57.3 million each year from 2024 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 15

NOTE 8—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Term loan A facility maturing March 2028	$117,965	$—
Term loan B facility maturing December 2026 (1)	—	284,704
0.750% Convertible senior notes due August 2025	397,976	396,126
3.375% Convertible senior notes due May 2024	8,641	8,641
Total	$524,582	$689,471
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

The total debt composition of the TLA Term Loan is as follows (in thousands):

September 30,
2023
Term loan A facility maturing March 2028	$119,375
Deferred financing costs	(1,013)
Discount on debt	(397)
Total debt, net of debt discount and deferred financing costs	$117,965
The TLA Term Loan matures on March 31, 2028 and the TLA Credit Agreement requires quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. Due to voluntary principal prepayments of $27.8 million made during the three months ended September 30, 2023, the Company is not required to make further principal payments for the remainder of 2023 and 2024.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2023, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the nine months ended September 30, 2023, the Company made a scheduled principal payment of $2.8 million as well as $27.8 million of voluntary principal prepayments. As of September 30, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.47%.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 16

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
The total debt composition of the TLB Term Loan was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Term loan B facility maturing December 2026	$—	$296,875
Deferred financing costs	—	(3,919)
Discount on debt	—	(8,252)
Total debt, net of debt discount and deferred financing costs	$—	$284,704
During the nine months ended September 30, 2023, the Company made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt.
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
The total debt composition of the 2025 Notes is as follows (in thousands):

	September 30,	December 31,
	2023	2022
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(4,524)	(6,374)
Total debt, net of debt discount and deferred financing costs	$397,976	$396,126
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
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2023, the conditions for conversion were not met.
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 17

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
As of September 30, 2023, the 2025 Notes had a market price of $909 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at September 30, 2023 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At September 30, 2023, the remaining principal outstanding is $8.6 million.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 18

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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$3,471	$9,343	$16,670	$26,724
Amortization of debt issuance costs	683	903	2,311	2,956
Amortization of debt discount	25	695	728	2,107
Capitalized interest and other (Note 5)	(715)	(1,085)	(2,791)	(2,852)
Total	$3,464	$9,856	$16,918	$28,935

Effective interest rate on total debt	2.98%	5.42%	3.96%	5.66%
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 19

At September 30, 2023, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$11,938	$—	$—	$11,938
Financial Liabilities:
Acquisition-related contingent consideration	$24,275	$—	$—	$24,275

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$117,965	$—	$118,778	$—
0.750% convertible senior notes due 2025 (1)	$397,976	$—	$365,772	$—
3.375% convertible senior notes due 2024	$8,641	$—	$8,641	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $30.68 per share at September 30, 2023 compared to a conversion price of $71.78 per share. At September 30, 2023, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion premium that could have been due on the 2025 Notes is 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2021	$14,127	$4,132	$18,259
Purchases	11,750	1,250	13,000
Impairment	(10,000)	—	(10,000)
Foreign currency adjustments	—	(67)	(67)
Balance at December 31, 2022	15,877	5,315	21,192
Purchases	—	6,758	6,758
Foreign currency adjustments	—	(135)	(135)
Balance at September 30, 2023	$15,877	$11,938	$27,815
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $24.3 million and $28.1 million as of September 30, 2023 and December 31, 2022, respectively. For more information, see Note 14, Contingent Consideration Charges (Gains), Restructuring Charges and Other.
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 20

In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended September 30, 2023, the Company recorded charges of $2.8 million primarily due to market volatility which affects the liability’s present value. During the nine months ended September 30, 2023, the Company recorded gains of $3.8 million due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving the milestones. The gains recognized during the nine months ended September 30, 2023 were partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in the Company’s incremental borrowing rate resulting from the TLA Credit Agreement entered into in March 2023. During the three and nine months ended September 30, 2022, the Company recorded gains of $0.5 million and $13.8 million, respectively, primarily due to adjustments to near-term forecasts for the earnout period of the contingent consideration. These adjustments were recorded as contingent consideration charges (gains), restructuring charges and other in the condensed consolidated statements of operations. At September 30, 2023, the weighted average discount rate was 10.6% and the probability of payment for the achievement of the remaining regulatory milestone by the expiration date was 12.5%. As of September 30, 2023 and December 31, 2022, a contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $24.3 million and $28.1 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2023, and are to be paid within 60 days of the end of the fiscal quarter of achievement. As of September 30, 2023, the maximum potential remaining milestone payments to be paid are $43.0 million. At September 30, 2023, the probability of success for the regulatory milestone that has not yet been met was assessed as zero. As of September 30, 2023 and December 31, 2022, a contingent consideration liability related to the MyoScience Acquisition has been assessed as zero. During the three and nine months ended September 30, 2022, the Company recognized contingent consideration gains of $0.5 million and $9.6 million, respectively, due to the reduced probability of meeting the contingent consideration milestones by December 31, 2023, the expiration date for achieving the milestones.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of September 30, 2023
Discount rates	10.1% to 11.1%
Probabilities of payment for regulatory milestones	0% to 12.5%
Projected year of payment for regulatory and commercial milestones	2030
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2021	$57,598
Fair value adjustments and accretion	(29,476)
Balance at December 31, 2022	28,122
Fair value adjustments and accretion	(3,847)
Balance at September 30, 2023	$24,275
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of federal agency bonds and government bonds with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At September 30, 2023 and December 31, 2022, all of the
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 21

Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s short-term and noncurrent available-for-sale investments at September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$15,473	$—	$(32)	$15,441
Commercial paper	65,781	1	(110)	65,672
U.S. federal agency bonds	40,332	—	(116)	40,216
U.S. government bonds	14,797	—	(57)	14,740
Total	$136,383	$1	$(315)	$136,069

December 31, 2022 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$6,836	$—	$(3)	$6,833
Commercial paper	134,423	23	(386)	134,060
U.S. federal agency bonds	41,971	—	(337)	41,634
U.S. government bonds	2,003	—	(18)	1,985
Subtotal	$185,233	$23	$(744)	$184,512
Noncurrent:
U.S. federal agency bonds	22,783	2	(66)	22,719
U.S. government bonds	14,499	—	(9)	14,490
Subtotal	37,282	2	(75)	37,209
Total	$222,515	$25	$(819)	$221,721
At September 30, 2023, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At September 30, 2023 and December 31, 2022, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.4 million and $0.8 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of September 30, 2023, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 37%, 18% and 15%. At December 31, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 19% and 18%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of September 30, 2023 and December 31, 2022, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 22

NOTE 10—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Loss
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive loss for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(523)	$143	$(380)
Net unrealized gain on investments, net of tax (1)	362	—	362
Foreign currency translation adjustments	—	8	8
Balance at September 30, 2023	$(161)	$151	$(10)

	Net Unrealized (Loss) Gain From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2021	$139	$28	$167
Net unrealized loss on investments, net of tax (1)	(1,056)	—	(1,056)
Foreign currency translation adjustments	—	219	219
Balance at September 30, 2022	$(917)	$247	$(670)
(1) Net of a $0.2 million tax expense and $0.3 million tax benefit for the nine months ended September 30, 2023 and 2022, respectively.
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
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of goods sold	$1,272	$1,599	$4,432	$4,429
Research and development	2,220	1,783	5,817	4,761
Selling, general and administrative	9,038	9,300	25,226	26,225
Total	$12,530	$12,682	$35,475	$35,415

Stock-based compensation from:
Stock options	$5,957	$6,711	$18,163	$20,038
Restricted stock units	6,373	5,758	16,592	14,588
Employee stock purchase plan	200	213	720	789
Total	$12,530	$12,682	$35,475	$35,415
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 23

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2023:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2022	6,272,994	$52.38
Granted	1,435,143	39.13
Exercised	(62,680)	30.93
Forfeited	(195,249)	53.65
Expired	(339,565)	53.15
Outstanding at September 30, 2023	7,110,643	49.82

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2022	1,149,462	$57.26
Granted	774,462	39.20
Vested	(385,732)	55.05
Forfeited	(143,866)	55.39
Unvested at September 30, 2023	1,394,326	48.01
The weighted average fair value of stock options granted during the nine months ended September 30, 2023 was $16.21 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Nine Months Ended September 30, 2023
Expected dividend yield	None
Risk-free interest rate	4.00%
Expected volatility	41.32%
Expected term of options	4.86 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the nine months ended September 30, 2023, 50,634 shares were purchased and issued through the ESPP.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 24

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
Potential common shares are excluded from the diluted net income (loss) per common share computation to the extent they would be antidilutive.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)—basic	$10,858	$(693)	$17,085	$26,011
ASU 2020-06 convertible notes if-converted method adjustment	1,029	—	—	3,112
Adjusted net income (loss)—diluted	$11,887	$(693)	$17,085	$29,123
Denominator:
Weighted average common shares outstanding—basic	46,416	45,831	46,151	45,400
Computation of diluted securities:
ASU 2020-06 convertible notes if-converted method adjustment	5,608	—	—	5,608
Dilutive effect of stock options	20	—	68	937
Dilutive effect of RSUs	23	—	122	272
Dilutive effect of ESPP purchase options	—	—	2	3
Weighted average common shares outstanding—diluted	52,067	45,831	46,343	52,220
Net income per share:
Basic net income (loss) per common share	$0.23	$(0.02)	$0.37	$0.57
Diluted net income (loss) per common share	$0.23	$(0.02)	$0.37	$0.56
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 25

The following table summarizes the outstanding stock options, RSUs, ESPP purchase options and convertible senior notes that were excluded from the diluted net income (loss) per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of stock options	7,057	6,344	5,953	2,439
Convertible senior notes	—	5,608	5,608	797
Weighted average number of RSUs	1,349	1,180	956	277
Weighted average ESPP purchase options	39	—	13	—
Total	8,445	13,132	12,530	3,513
For the three months ended September 30, 2022 and nine months ended September 30, 2023, the antidilutive impact associated with the Company’s convertible senior notes would have included an interest expense add-back to net income of $1.0 million and $3.1 million, respectively.
NOTE 13—INCOME TAXES
Income before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) before income taxes:
Domestic	$16,631	$9,230	$29,047	$39,610
Foreign	(30)	(7,161)	(1,066)	(8,240)
Total income before income taxes	$16,601	$2,069	$27,981	$31,370

Income tax expense	$5,743	$2,762	$10,896	$5,359
Effective tax rate	35%	133%	39%	17%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The Company’s effective tax rates for the three and nine months ended September 30, 2023 include costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by credits and a fair value adjustment for Flexion contingent consideration.
The Company’s effective tax rates for the three and nine months ended September 30, 2022 include costs related to non-deductible executive compensation, valuation allowances recorded against non-U.S. operating results and U.S. capital losses, partially offset by benefits for a first quarter Skyepharma milestone payment, a fair value adjustment for Flexion contingent consideration and the impact of stock-based compensation adjustments.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 26

NOTE 14—CONTINGENT CONSIDERATION CHARGES (GAINS), RESTRUCTURING CHARGES AND OTHER
Contingent consideration charges (gains), restructuring charges and other for the three and nine months ended September 30, 2023 and 2022 summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Severance-related expenses	$—	$194	$—	$4,259
Acquisition-related fees	390	905	1,588	4,918
Other acquisition expenses	—	433	—	985
Total acquisition-related charges	390	1,532	1,588	10,162
Flexion contingent consideration	2,793	(520)	(3,847)	(13,837)
MyoScience contingent consideration	—	(523)	—	(9,557)
Restructuring charges	173	—	1,109	—
Total contingent consideration charges (gains), restructuring charges and other	$3,356	$489	$(1,150)	$(13,232)
Flexion Acquisition and Contingent Consideration
The Company recognized acquisition-related costs of $0.4 million and $1.6 million during the three and nine months ended September 30, 2023, respectively, primarily related to vacant and underutilized Flexion leases. The Company recognized acquisition-related costs of $1.5 million and $10.2 million during the three and nine months ended September 30, 2022, respectively, primarily related to severance, legal fees, third-party services and other one-time charges.
The Company recognized $2.8 million of contingent consideration charges and $3.8 million of contingent consideration gains during the three and nine months ended September 30, 2023, respectively. The Company recognized $0.5 million and $13.8 million of contingent consideration gains during the three and nine months ended September 30, 2022, respectively. See Note 9, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
MyoScience Contingent Consideration
The Company recognized $0.5 million and $9.6 million of contingent consideration gains during the three and nine months ended September 30, 2022, respectively. See Note 9, Financial Instruments, for information regarding the method, key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In June 2023, the Company implemented a restructuring plan in an effort to improve its operational efficiencies. The restructuring charges are predominantly related to one-time employee termination benefits through a reduction of headcount, such as severance and related costs. During the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $1.1 million, respectively, of restructuring charges, of which substantially all has been paid.
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 27

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
A trial was conducted in September 2023, and a decision is expected in the second half of 2024. The Company is unable to predict the outcome of this action at this time.
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
In February 2023, eVenus filed its first amended answer to the first amended complaint, alleging patent invalidity, non-infringement and inequitable conduct. The Company has denied the allegations in eVenus’s first amended answer. The Company has subsequently voluntarily dismissed its claims with respect to the ’336 Patent. A trial on the remaining claims is currently scheduled for February 2024.
In April 2023, the Company filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ’348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ’348 patent as well as the Company’s other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691.The parties have subsequently dismissed all patents other than the ’348 patent from this litigation.
The Company is unable to predict the outcome of this litigation at this time.
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products, for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s ’495 patent was issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement ended on December 24, 2021 with the expiration of its U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 28

lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit seeks a declaration from the court that the Company owes no royalties to RDF with respect to its EXPAREL product after December 24, 2021.
On August 8, 2023, the United States District Court, District of Nevada, granted the Company’s motion for partial summary judgment in respect to the Company’s claim for a declaration that it no longer owes royalties for EXPAREL made under the 45-liter manufacturing process as of December 24, 2021. As a result, the Company expects to receive $14.5 million from RDF, representing the royalties that the Company paid to RDF under protest after December 24, 2021 for EXPAREL made from the 45-liter manufacturing process. Once it becomes probable that the settlement amount will be received, the Company will record a settlement gain within other operating expenses in the condensed consolidated statement of operations. During the pendency of the remaining lawsuit, the Company will continue to pay royalties associated with the 200-liter manufacturing process to RDF under protest. The Company is unable to predict the outcome of this action at this time.
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
In December 2019, the Company announced positive results for its extended pharmacokinetic and safety study (“PLAY”) for local analgesia in children aged six to 17 undergoing cardiovascular or spine surgeries. Those positive results were the basis for the submission of a supplemental New Drug Application, or sNDA, in the U.S. to include use in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia. In March 2021, the Company announced that the FDA approved the sNDA in the U.S. In the E.U. and U.K., the Company also submitted the results of the PLAY study as Type II variations in the E.U. and U.K. to include the use of EXPAREL in children aged six years or older as a field block for treatment of somatic post-operative pain for small- to medium-sized wounds. The EMA and the Medicines and Healthcare Products Regulatory Agency, or MHRA, in the U.K. both approved the variations in their respective regions in November 2022. The Company received notification from the FDA in October 2023 that its pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients. The Company is still working with the FDA, EMA and MHRA to finalize the regulatory pathways for its remaining pediatric commitments.
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 29

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the Flexion Acquisition (as defined below) and the costs and benefits thereof, our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, patent terms, development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the successful transition of our chief executive officer and chairman; risks associated with acquisitions, such as the risk that the acquired businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; the lingering impact of the COVID-19 pandemic on elective surgeries, our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete an EXPAREL capacity expansion project in San Diego, California; our ability to successfully complete a ZILRETTA capital project in Swindon, England; the outcome of any litigation; the ability to successfully integrate any future acquisitions into our existing business; the recoverability of our deferred tax assets; and assumptions associated with contingent consideration payments.

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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 30

Overview
Pacira is the industry leader in our commitment to non-opioid pain management and providing non-opioid pain management options to as many patients as possible to redefine the role of opioids as rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only opioid-free, long-acting local and regional analgesic approved for infiltration, field blocks and interscalene brachial plexus nerve block to produce local or regional postsurgical analgesia. EXPAREL is also approved for infiltration in pediatric patients aged six years and older in the U.S. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Since its initial approval in 2011, more than 13 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc., or Flexion, in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. With the acquisition of MyoScience, Inc., or MyoScience, in April 2019 (the “MyoScience Acquisition”), we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and the iovera° system are highly complementary products as long-acting, non-opioid therapies that alleviate pain.
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

Recent Highlights

•In October 2023, we announced the appointments of Marcelo Bigal, MD, PhD, Abraham Ceesay, Michael Yang and Alethia Young to our Board of Directors. Each of the new directors adds diversity of experience and background to the Pacira board of directors, while also enhancing racial and gender diversity. Following these director appointments, Pacira now has 12 experienced directors, all with relevant industry experience.
•In October 2023, we announced a grant of $2.5 million to the American Society of Anesthesiologists, or ASA, Charitable Foundation, to advance the medical specialty of anesthesiology and pain medicine; facilitate best-in-class clinician education and improve patient care. We also joined ASA’s Industry Supporter Program to support the Society’s more than 56,000 physician anesthesiologist members to improve patient care and reduce reliance on opioids for the treatment of postsurgical or chronic pain. As an Industry Supporter, Pacira is helping to establish a strong, mutually beneficial relationship with the anesthesiology community, strengthen collaboration between physician anesthesiologists and industry, and add to the value the Society provides to patients and the public, while providing invaluable year-round support of ASA programs and priorities related to non-opioid alternatives and postsurgical care.

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 31

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

EXPAREL Label and Global Expansion

•Lower extremity nerve block. The FDA is currently reviewing our sNDA seeking expansion of the EXPAREL label to include lower extremity nerve block procedures with a Prescription Drug User Fee Act, or PDUFA, action date of November 13, 2023. Our application is based on positive results from two Phase 3 registration studies. The first study, which evaluated EXPAREL admixed with bupivacaine HCl as a femoral nerve block in the adductor canal in patients undergoing total knee arthroplasty, or TKA, achieved the primary endpoint, demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.01). EXPAREL admixed with bupivacaine HCl also achieved a statistically significant reduction in postsurgical opioid consumption through 96 hours (p<0.01) compared with bupivacaine HCl, a key secondary endpoint. The second study, which evaluated EXPAREL as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, achieved the primary endpoint by demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.00001). EXPAREL achieved a statistically significant reduction in postsurgical opioid consumption (p<0.00001) and a statistically significant percentage of opioid-free subjects (p<0.001) through 96 hours compared with bupivacaine HCl, which were key secondary endpoints. EXPAREL was well tolerated with a safety profile consistent with bupivacaine HCl.

•Pediatrics. We expect to initiate a Phase 1 pharmacokinetic study after which we would initiate a registration study to support expansion of the EXPAREL single-dose infiltration label to include patients under six years of age. If successful, we expect this study, followed by a larger Phase 3 study, will support expansion of the EXPAREL labels in the U.S. and E.U. We are also discussing with the FDA, EMA and Medicines and Healthcare Products Regulatory Agency (MHRA) our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. The Company received notification from the FDA in October 2023 that its pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients.

•Stellate ganglion block. Planning is underway for a multicenter Phase 3 registration study of EXPAREL as a stellate ganglion block for preventing postoperative atrial fibrillation after cardiothoracic surgery. We are working with a steering committee of Key Opinion Leaders in regional anesthesia and stellate ganglion blocks to help finalize study design. We are also working to align with the FDA on our plan to expand the EXPAREL label to include stellate ganglion block in the event that the results of the Phase 3 study are sufficiently positive. We believe a stellate ganglion block utilizing EXPAREL will be critical in an unmet need with post-operative ventricular and atrial dysrhythmias.

•Global expansion. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in children aged six years or older. We launched EXPAREL in the U.K. and targeted E.U. countries in 2021. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 32

and is used in other approved drug products and surgical devices. The ZILRETTA microspheres slowly and continuously release triamcinolone acetonide into the knee to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks. ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter.

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and we intend to initiate a Phase 3 trial investigating ZILRETTA in shoulder OA in the first half of 2024. In addition, we are evaluating a study in knee OA patients comparing ZILRETTA to immediate release TA in patients with Type 2 diabetes.

ZILRETTA Clinical Benefits

ZILRETTA combines a commonly administered steroid, TA, with PLGA, delivering a 32 mg dose of TA to provide extended therapeutic concentrations in the joint and persistent analgesic effect.

Based on the strength of its pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. in need of safe and effective extended relief from OA knee pain. The pivotal Phase 3 trial showed that ZILRETTA significantly reduced OA knee pain for 12 weeks, with some people experiencing pain relief through 16 weeks. Both the magnitude and duration of pain relief provided by ZILRETTA in clinical trials were clinically meaningful with the magnitude of pain relief among the largest seen to date in OA clinical trials. The overall frequency of treatment-related adverse events in these trials was similar to those observed with placebo, and no drug-related serious adverse events were reported. We believe that ZILRETTA holds the potential to become the corticosteroid of choice given its safety and efficacy profile, and the fact that it is the first and only extended-release corticosteroid on the market. In September 2021, the American Association of Orthopaedic Surgeons, or AAOS, updated its evidence-based clinical practice guidelines, finding ZILRETTA can improve patient outcomes over traditional immediate-release corticosteroids.

Planning is underway for a multicenter Phase 3 registration study of ZILRETTA for the treatment of glenohumeral OA. We received agreement from the FDA to move forward with that study, and we plan to expand the ZILRETTA label to include OA of the shoulder in the event that the results of the Phase 3 study are sufficiently positive.

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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 33

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

Clinical Development Programs

PCRX-201

PCRX-201 is a novel, IA gene therapy product candidate that produces the anti-inflammatory protein, IL-1Ra, for treating OA pain in the knee. Based upon compelling initial Phase 1 efficacy and safety data for PCRX-201, we are preparing to initiate a second Phase 1 study in OA of the knee and intend to request a Regenerative Medicine Advanced Therapy, or RMAT, designation. PCRX-201 was added to our portfolio as part of the Flexion Acquisition.

pMVL-Based Clinical Programs

Given the proven safety, flexibility and customizability of our pMVL drug delivery technology platform for acute, sub-acute and chronic pain applications, we have several pMVL-based products in clinical development. Following data readouts from preclinical and feasibility studies for these candidates, we have prioritized three programs for clinical development: (i) PCRX-401, a dexamethasone-pMVL for low back pain; (ii) PCRX-501, a high potency bupivacaine-pMVL for longer-lasting pain relief (20.0 mg/mL) and (iii) EXPAREL for intrathecal analgesia (13.3 mg/mL). We initiated a second Phase 1 study of EXPAREL for intrathecal analgesia in June 2023.

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 34

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

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 35

Product Portfolio and Internal Pipeline

Our current product portfolio and internal product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 36

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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 37

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenues
Total revenues consist of sales of (i) EXPAREL in the U.S., E.U., and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Net product sales:
EXPAREL	$128,667	$132,642	(3)%	$394,202	$398,854	(1)%
ZILRETTA	28,798	26,494	9%	82,393	77,546	6%
iovera°	5,260	4,467	18%	13,645	10,694	28%
Bupivacaine liposome injectable suspension	858	2,957	(71)%	2,241	5,469	(59)%
Total net product sales	163,583	166,560	(2)%	492,481	492,563	(0)%
Royalty revenue	343	906	(62)%	1,253	2,305	(46)%
Total revenues	$163,926	$167,466	(2)%	$493,734	$494,868	(0)%
EXPAREL revenue decreased 3% and 1% in the three and nine months ended September 30, 2023 versus 2022, respectively, primarily due to decreases of 4% in net selling price per unit in each period related to enrolling EXPAREL in the 340B drug pricing program and expanding other contracting activities, partially offset by a January 2023 price increase. EXPAREL revenue was also impacted by increases in gross vial volumes of 2% and 4% in the three and nine months ended September 30, 2023 versus 2022, respectively, and reduced by 1% due to a shift in sales mix in both periods.
ZILRETTA revenue increased 9% and 6% in the three and nine months ended September 30, 2023 versus 2022, respectively, primarily due to increases of 6% in gross kit volume in both periods and increases of 2% and 1% in net selling price per unit during the applicable periods.
Net product sales of iovera° increased 18% and 28% in the three and nine months ended September 30, 2023 versus 2022, respectively, due to increases of 22% and 31% in Smart Tip volume and increases of 2% and 3% in selling price per Smart Tip, respectively, partially offset by a higher returns allowance.
Bupivacaine liposome injectable suspension net product sales decreased 71% and 59% in the three and nine months ended September 30, 2023 versus 2022, respectively. Its related royalties decreased 62% and 46% in the three and nine months ended September 30, 2023 versus 2022, respectively, primarily due to the timing and product mix of orders and related sales made by Aratana Therapeutics, Inc. for veterinary use.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the nine months ended September 30, 2023 and 2022 (in thousands):

September 30, 2023	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Provision	1,710	8,835	13,414	69,982	1,588	95,529
Payments / Adjustments	(1,287)	(8,874)	(13,218)	(68,676)	(1,460)	(93,515)
Balance at September 30, 2023	$2,114	$1,148	$3,389	$6,758	$914	$14,323
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 38

September 30, 2022	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2021	$3,361	$1,178	$3,636	$3,494	$761	$12,430
Provision	953	8,213	12,358	30,122	1,162	52,808
Payments / Adjustments	(2,802)	(8,286)	(13,069)	(29,092)	(1,181)	(54,430)
Balance at September 30, 2022	$1,512	$1,105	$2,925	$4,524	$742	$10,808
Total reductions of gross product sales from sales-related allowances and accruals were $95.5 million and $52.8 million, or 16.3% and 9.7% of gross product sales, for the nine months ended September 30, 2023 and 2022, respectively. The overall 6.6% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of enrolling EXPAREL in the 340B drug pricing program and chargeback-related allowances.
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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Cost of goods sold	$39,750	$50,678	(22)%	$136,977	$137,379	(0)%
Gross margin	76%	70%		72%	72%
Gross margin increased six percentage-points in the three months ended September 30, 2023 versus 2022, mainly due to lower royalty expense due to no longer owing royalties for EXPAREL made under the 45-liter manufacturing process (as further discussed below) and lower inventory reserves. These increases were partially offset by an increase in sales-related allowances and accruals as a result of enrolling EXPAREL in the 340B drug pricing program which resulted in a lower net selling price in the period. Also offsetting were higher ZILRETTA product cost sold in the period.
Gross margin remained flat in the nine months ended September 30, 2023 versus 2022, mainly due to higher EXPAREL product cost and sales-related allowances and accruals as a result of enrolling EXPAREL in the 340B drug pricing program, which resulted in a lower net selling price in the period. This was offset by higher costs in 2022 for the transition of iovera° manufacturing sites and next-generation handheld devices.
On August 8, 2023, the United States District Court, District of Nevada, concluded we are no longer obligated to pay royalties to the Research and Development Foundation for EXPAREL made under the 45-liter manufacturing process. For more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
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
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 39

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Clinical and preclinical development	$6,808	$8,384	(19)%	$17,263	$39,558	(56)%
Product development and manufacturing capacity expansion	9,419	7,245	30%	26,396	17,318	52%
Regulatory and other	2,383	1,993	20%	7,318	5,655	29%
Stock-based compensation	2,220	1,783	25%	5,817	4,761	22%
Total research and development expense	$20,830	$19,405	7%	$56,794	$67,292	(16)%
% of total revenues	13%	12%		12%	14%
Total research and development expense increased 7% and decreased 16% in the three and nine months ended September 30, 2023 versus 2022, respectively.
Clinical and preclinical development expense decreased 19% and 56% in the three and nine months ended September 30, 2023 versus 2022, respectively, due to the completion of two EXPAREL lower extremity nerve block trials in bunionectomy and TKA in the third quarter of 2022, toxicology studies that are near completion for product candidates, partially offset by start-up costs for both ZILRETTA shoulder and iovera° spasticity trials.
Product development and manufacturing capacity expansion expense increased 30% and 52% in the three and nine months ended September 30, 2023 versus 2022, respectively, mainly attributable to the continued scale-up activities of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California (for which a prior approval supplement was submitted to the FDA in October 2023 with an anticipated PDUFA action date in February 2024), as well as new product development costs related to gene therapy.
Regulatory and other expense increased 20% and 29% in the three and nine months ended September 30, 2023 versus 2022, respectively, due to increased enrollment and additional sites related to an observational iovera° registry study which tracks patients’ symptoms and experience with pain management related to OA of the knee, and increased medical information publications.
Stock-based compensation increased 25% and 22% in the three and nine months ended September 30, 2023 versus 2022, respectively, primarily due to greater equity awards outstanding for research and development personnel, partially offset by a lower fair value of newer equity awards granted.
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 40

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Sales and marketing	$38,261	$33,706	14%	$117,302	$109,000	8%
General and administrative	20,648	18,277	13%	61,112	55,321	10%
Stock-based compensation	9,038	9,300	(3)%	25,226	26,225	(4)%
Total selling, general and administrative expense	$67,947	$61,283	11%	$203,640	$190,546	7%
% of total revenues	41%	37%		41%	39%
Total selling, general and administrative expense increased 11% and 7% in the three and nine months ended September 30, 2023 versus 2022, respectively.
Sales and marketing expense increased 14% and 8% in the three and nine months ended September 30, 2023 versus 2022, respectively, driven by an increase in marketing investments in our products, including educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. In 2023, we also invested in strategic partnerships with sports organizations, such as the Ladies Professional Golf Association (LPGA) and National Football League Alumni Association (NFLA), to increase awareness of the availability and benefits of non-opioid options to manage acute and chronic pain for athletes, including postsurgical pain and knee OA. We also expanded our investment in clinician training in the use of EXPAREL and iovera° at our training facility in Tampa, as well as the opening of a second training facility in Houston, Texas in January 2023. We also announced a new grant to the ASA’s Charitable Foundation to advance the medical specialty of anesthesiology and pain medicine, facilitate best in-class clinician education and improve patient care.
General and administrative expense increased 13% and 10% in the three and nine months ended September 30, 2023 versus 2022, respectively, primarily driven by legal fees attributable to ongoing litigation. For more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Stock-based compensation decreased 3% and 4% for the three and nine months ended September 30, 2023 versus 2022, respectively, primarily due to a decrease in the number of equity awards outstanding for selling, general and administrative personnel.
Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Amortization of acquired intangible assets	$14,322	$14,322	—%	$42,966	$42,966	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 41

Contingent Consideration Charges (Gains), Restructuring Charges and Other
The following table provides a summary of the costs related to the contingent consideration, acquisition-related charges and restructuring charges during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Contingent consideration	2,793	(1,043)	N/A	(3,847)	(23,394)	(84)%
Acquisition-related charges	$390	$1,532	(75)%	$1,588	$10,162	(84)%
Restructuring charges	173	—	N/A	1,109	—	N/A
Total contingent consideration charges (gains), restructuring charges and other	$3,356	$489	100% +	$(1,150)	$(13,232)	(91)%
Total contingent consideration charges (gains), restructuring charges and other increased by more than 100% in the three months ended September 30, 2023 versus 2022 and decreased 91% in the nine months ended September 30, 2023 versus 2022.
During the three months ended September 30, 2023, we recognized contingent consideration charges (gains), restructuring charges and other of $3.4 million in charges, which were primarily driven by an increase in the contingent consideration milestones for the Flexion Acquisition due to market volatility which affects the liability’s present value.
During the nine months ended September 30, 2023, we recognized contingent consideration charges (gains), restructuring charges and other of $1.2 million in gains. These gains were primarily due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones for the Flexion Acquisition by December 31, 2030, the expiration date for achieving the milestones. The contingent consideration gain was partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in our incremental borrowing rate. Partially offsetting these gains were acquisition-related charges primarily related to vacant and underutilized Flexion leases. In addition, in June 2023, we implemented a restructuring plan in an effort to improve our operational efficiencies and recognized one-time employee termination benefits through a reduction of headcount.
During the three months ended September 30, 2022, we recognized contingent consideration charges (gains), restructuring charges and other of $0.5 million in charges. These charges are primarily related to severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition, which were partially offset by gains from changes in the fair value of contingent consideration related to the Flexion Acquisition and MyoScience Acquisition.
During the nine months ended September 30, 2022, we recognized contingent consideration charges (gains), restructuring charges and other of $13.2 million in gains. These gains were primarily driven by reductions in acquisition contingent consideration liabilities due to adjustments to near-term forecasts for the applicable period during which the Flexion contingent consideration may be achieved under the Flexion merger agreement and due to the reduced probability of meeting the MyoScience contingent consideration milestones by December 31, 2023, the expiration date for achieving those milestones. These gains were partially offset by severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition.
For more information, see Note 9, Financial Instruments and Note 14, Contingent Consideration Charges (Gains), Restructuring Charges and Other, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 42

Other Expense, Net
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Interest expense	$(3,464)	$(9,856)	(65)%	$(16,918)	$(28,935)	(42)%
Interest income	2,766	1,234	100% +	8,019	1,757	100%+
Loss on early extinguishment of debt	—	—	N/A	(16,926)	—	N/A
Other, net	(422)	(10,598)	(96)%	(701)	(11,369)	(94)%
Total other expense, net	$(1,120)	(19,220)	(94)%	$(26,526)	$(38,547)	(31)%
Total other expense, net decreased 94% and 31% in the three and nine months ended September 30, 2023 versus 2022, respectively.
The 65% and 42% decrease in interest expense during the three and nine months ended September 30, 2023, respectively, was primarily driven by entering into the TLA Term Loan (as defined below) in March 2023 in order to retire our term loan B and related credit agreement (the “TLB Term Loan”), and, to a lesser extent, the absence of our 2.375% convertible senior notes that matured in April 2022. Retiring our TLB Term Loan is expected to significantly further reduce our 2023 full-year interest expense as our new TLA Term Loan carries approximately $140.0 million less principal and an interest rate that is 400 basis points lower than the interest rate applicable under the retired TLB Term Loan.
The increases in interest income in the three and nine months ended September 30, 2023 versus the comparable periods in 2022 were due to higher interest rates and overall investment balances.
In conjunction with the entry into the TLA Credit Agreement (as defined below), we incurred a $16.9 million loss on early extinguishment of debt recognized as a result of the retirement of $287.5 million aggregate principal of our TLB Term Loan in the nine months ended September 30, 2023. For more information, see Note 8, Debt, to our condensed consolidated financial statements included herein.
Other, net expense during the three and nine months ended September 30, 2022 included a $10.0 million impairment related to an equity investment.
Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2023	2022		2023	2022
Income tax expense	$5,743	$2,762	100% +	$10,896	$5,359	100% +
Effective tax rate	35%	133%		39%	17%
The effective tax rates were 35% and 39% for the three and nine months ended September 30, 2023, respectively. The effective tax rates were 133% and 17% for the three and nine months ended September 30, 2022, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The effective tax rate for the three and nine months ended September 30, 2023 include costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by credits and a fair value adjustment for the Flexion contingent consideration.
The effective tax rates for the three and nine months ended September 30, 2022 include costs related to non-deductible executive compensation, valuation allowances recorded against non-U.S. operating results and U.S. capital losses, partially offset by benefits for a first quarter milestone payment to SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc),
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 43

or Skyepharma, a fair value adjustment for Flexion contingent consideration and the impact of stock-based compensation adjustments.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of September 30, 2023, we had an accumulated deficit of $131.7 million, cash and cash equivalents and available-for-sale investments of $235.2 million and working capital of $353.6 million.
We expect that our cash and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2023	2022
Net cash provided by (used in):
Operating activities	$107,065	$103,237
Investing activities	69,167	(236,374)
Financing activities	(181,252)	(343,017)
Net decrease in cash and cash equivalents	$(5,020)	$(476,154)
Operating Activities
During the nine months ended September 30, 2023, net cash provided by operating activities was $107.1 million, compared to $103.2 million during the nine months ended September 30, 2022. The increase of $3.8 million was attributable to increased interest income and lower interest expense, partially offset by the payment of a $13.0 million termination fee relating to a licensing agreement.
Investing Activities
During the nine months ended September 30, 2023, net cash provided by investing activities was $69.2 million, which reflected proceeds from $89.3 million of available-for-sale investment sales (net of purchases), partially offset by purchases of fixed assets of $13.4 million for fill lines for our products and equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of equity and debt investments of $6.8 million.
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
Financing Activities
During the nine months ended September 30, 2023, net cash used in financing activities was $181.3 million, which consisted of a $296.9 million repayment of TLB Term Loan principal as well as a $5.8 million prepayment penalty in connection with the retirement of the TLB Term Loan facility and $30.6 million repayments of TLA Term Loan principal, partially offset by the net proceeds from the TLA Term Loan of $149.6 million, proceeds from the exercise of stock options of $1.9 million and $1.7 million from the issuance of common stock through our ESPP. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion on the TLA Term Loan and TLB Term Loan.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 44

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
Debt
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (the “TLA Credit Agreement”) to refinance the indebtedness outstanding under our TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and matures on March 31, 2028. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the nine months ended September 30, 2023, we made a scheduled principal payment of $2.8 million as well as $27.8 million of voluntary principal prepayments. Due to voluntary principal prepayments of $27.8 million made during the three months ended September 30, 2023, we are not required to make further principal payments for the remainder of 2023 and 2024. As of September 30, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.47%.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2023, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2026 Term Loan B Facility
In December 2021, we entered into the $375.0 million TLB Term Loan which was secured by substantially all of our and any subsidiary guarantor’s assets and was scheduled to mature on December 7, 2026, subject to certain exceptions set forth in the TLB Credit Agreement.
On March 31, 2023, we used the $149.6 million of net borrowings under the TLA Credit Agreement and cash on hand to repay the indebtedness outstanding under the TLB Credit Agreement and concurrently terminated the TLB Credit Agreement. We incurred a prepayment fee of 2.00% of the outstanding principal balance of the TLB Term Loan in connection with the termination. During the nine months ended September 30, 2023, we made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1st and August 1st of each year. The 2025 Notes mature on August 1, 2025. At September 30, 2023, the outstanding principal on the 2025 Notes was $402.5 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 45

of 3.375% per annum, payable semi-annually on May 1st and November 1st of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At September 30, 2023, the outstanding principal on the Flexion 2024 Notes was $8.6 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL, ZILRETTA and iovera°, including markets outside of the U.S.;
•the cost and timing of expanding and maintaining our manufacturing facilities, including the current EXPAREL capacity expansion project at our Science Center Campus in San Diego, California (for which a prior approval supplement was submitted to the FDA in October 2023 with an anticipated PDUFA action date in February 2024) and capital projects at the Thermo Fisher site in Swindon, England;
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

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 46

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes, which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2023 by approximately $0.7 million.
The fair values of our Notes are impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2023, the estimated fair value of the 2025 Notes was $909 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our Notes, which bear interest at a fixed rate. At September 30, 2023, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the Flexion 2024 Notes.
The TLB Term Loan provided for a single-advance term loan in the principal amount of $375.0 million and was scheduled to mature on December 7, 2026. Each term loan borrowing which was an alternate base rate borrowing bears interest at a variable rate per annum equal to the Alternate Base Rate (as defined in the TLB Term Loan Credit Agreement) subject to a 1.75% floor, plus 6.00%. Each term loan borrowing which was a term benchmark borrowing bears interest at a variable rate per annum equal to (i) the Adjusted Term SOFR rate (as defined in the TLB Term Loan Credit Agreement) subject to a 0.75% floor plus (ii) 7.00%. We repaid the outstanding principal for TLB Term Loan on March 31, 2023, therefore there were no outstanding borrowings under the TLB Term Loan as of September 30, 2023.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. As of September 30, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.47%. A hypothetical 100 basis point increase in interest rates would have increased interest expense by approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2023, respectively.
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
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 47

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
Based on that evaluation, our Chief Executive Officer and Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 48

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

If we fail to successfully execute the transition of David Stack, our Chief Executive Officer and Chairman, we may not be able to execute our business strategy.

In September 2023, David Stack, our Chief Executive Officer and Chairman, announced that he intends to retire as Chief Executive Officer and as a member of the Board effective immediately upon the appointment of his successor as Chief Executive Officer in order to ensure a smooth transition of leadership. The Board of Directors has engaged an executive search firm to assist in a comprehensive search for the Company’s next Chief Executive Officer.

Our success depends in a large part upon the leadership of our Chief Executive Officer, which is critical to, among other things, our mission, strategic direction, culture, products and technologies. Leadership transitions can be inherently difficult to manage. An inadequate transition to a new Chief Executive Officer may cause disruption within the Company, adversely affecting our financial performance and ability to meet operational goals and strategic plans. Management turnover also inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer. Furthermore, while we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 49

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted by our directors and executive officers during the quarter ended September 30, 2023. No trading arrangements were terminated by our directors and executive officers during the quarter ended September 30, 2023.

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Charles A. Reinhart, III Chief Financial Officer	Adopt (1)	7/5/2023		☒	To Be Determined (2)	N/A
Kristen Williams Chief Administrative Officer and Secretary	Adopt (1)	7/27/2023		☒	To Be Determined (2)	N/A
Roy Winston Chief Medical Officer and Orthopedic Franchise	Adopt	9/13/2023	☒		To Be Determined (2) (3)	8/9/2024
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Represents an election made upon acceptance of a grant of restricted stock units made in June 2023 to sell shares to cover tax withholding obligations upon vesting.
(2) The aggregate number of shares to be sold pursuant to each trading arrangement listed above is dependent on the amount of tax withholding required upon the vesting of restricted stock units, and, therefore, is indeterminable at this time.
(3) Dr. Winston’s trading arrangement includes 11,472 long shares to be sold upon the Company’s common stock reaching a specified limit price.

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 50

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	Transition and Retirement Agreement, dated September 20, 2023, between the Company and David Stack.(1) †

31.1	Certification of Chief Executive Officer and Chairman pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chairman and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 26, 2023.
Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 51

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	November 2, 2023	By:	/s/ DAVID STACK
David Stack
Chief Executive Officer and Chairman
(Principal Executive Officer)

Date:	November 2, 2023	By:	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q3 2023 Form 10-Q | Page 52