Form 10-K
period 2023-12-31
Pacira BioSciences, Inc.
filed 2024-02-29
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, of $40.07 per share was approximately $1.3 billion. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 26, 2024, 46,500,778 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023.
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
• Our ability to successfully execute the transition of David Stack, our former Chief Executive Officer and Chairman, and the integration of Frank D. Lee, our new Chief Executive Officer.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 1

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
• Our inability to protect our intellectual property rights and that all patents will eventually expire.
• If we are sued for infringing the intellectual property rights of third parties.
• That we may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
• Servicing our indebtedness, which requires a significant amount of cash, and that we may not have sufficient cash flow from our business to pay our substantial indebtedness.
• That our TLA Credit Agreement and the Indentures (each as defined below) each impose significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities.
• That we may not have the ability to raise the funds necessary to settle conversions of the Notes (as defined below) in cash to the extent elected or to repurchase the Notes upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes or limitations on our ability to repurchase the Notes.
• That our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our TLA Credit Agreement and the Notes.
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
• A pandemic, epidemic or outbreak of a contagious disease (such as the COVID-19 pandemic), or fear of such an event.
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
• Risks and challenges related to the use of artificial intelligence, including by posing security risks to our confidential information, proprietary information and personal data.
• Significant changes in the global climate, extreme weather conditions and water availability.
• Our international operations, which expose us to numerous and sometimes conflicting legal and regulatory requirements.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 2

PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 3

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the Flexion Acquisition (as defined below) and the costs and benefits thereof, our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, patent terms, development of products, strategic alliances and intellectual property and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “estimate,” “expect,” “intend,” “may,” “will,” “would,” “could,” “can” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the integration of our new chief executive officer; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; risks related to future opportunities and plans for Flexion (as defined below) and its products, including uncertainty of the expected financial performance of Flexion and its products; the possibility that if we do not achieve the perceived benefits of the Flexion Acquisition (as defined below) as rapidly or to the extent anticipated by financial analysts or investors, the market price of our common stock could decline; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the ability to successfully integrate Flexion or any future acquisitions into our existing business; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; and factors discussed in Part I-Item 1A. Risk Factors.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 4

PART I

Item 1.    Business
References
Pacira BioSciences, Inc., a Delaware corporation, is the holding company for our California operating subsidiary named Pacira Pharmaceuticals, Inc. In March 2007, we acquired Pacira Pharmaceuticals, Inc. from SkyePharma Holdings, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma (the “Skyepharma Acquisition”). In April 2019, we acquired MyoScience, Inc., a privately held medical technology company (the “MyoScience Acquisition”) and in November 2021, we acquired Flexion Therapeutics, Inc., or Flexion, a publicly traded biopharmaceutical company (the “Flexion Acquisition”). Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” “us” and “our” in this Annual Report refers to Pacira BioSciences, Inc., a Delaware corporation, and its subsidiaries.
Corporate Information
We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. and in April 2019, we changed our name to Pacira BioSciences, Inc. Our principal executive offices and corporate headquarters are located in Tampa, Florida.
Trademarks and Service Marks
Pacira®, EXPAREL®, ZILRETTA®, iovera°®, the Pacira logo and other trademarks or service marks of Pacira appearing in this Annual Report are the property of Pacira, and when first used in each part of this Annual Report, include the ® symbol.
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
Overview

As the therapeutic area leader in non-opioid pain management, our stated corporate mission is providing non-opioid pain management options to as many patients as possible and redefining the role of opioids for rescue therapy only. We have three commercialized non-opioid treatments: EXPAREL® (bupivacaine liposome injectable suspension), a long-acting, local analgesic currently approved for postsurgical pain management; ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), an extended-release, intra-articular, or IA (meaning in the joint), corticosteroid injection indicated for the management of osteoarthritis, or OA, knee pain; and iovera°®, a novel, handheld device for delivering immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve.

Strategy

In 2024, we are prioritizing three key strategic initiatives to position the company for long-term success and drive sustainable and significant growth beginning in 2025.
•Launching EXPAREL in two new lower extremity nerve block indications. In February 2024, we launched EXPAREL in two key lower extremity nerve blocks, namely an adductor canal block and a sciatic nerve block in the popliteal fossa. We believe these two key nerve blocks provide the opportunity to significantly expand EXPAREL utilization within surgeries of the knee, lower leg, and foot and ankle procedures. The launch is supported by two successful head-to-head Phase 3 studies in which EXPAREL demonstrated four days of superiority to bupivacaine.
•Ensuring commercial readiness for the rollout of NOPAIN in 2025. In December 2022, the Non-Opioids Prevent Addiction In the Nation, or NOPAIN, Act, was signed into law. NOPAIN mandates separate Medicare reimbursement of non-opioid therapies for postsurgical pain relief across all outpatient settings beginning in January 2025. There are roughly six million annual procedures in outpatient settings for Medicare patients. To ensure NOPAIN readiness, we are enhancing our commercial organization with new talent and expertise across critical functions, such as marketing, market access and reimbursement. We will also be investing in programs to drive awareness, education and action across key decision makers including pharmacies, C-suites, clinicians, payers, influencers and patients. We believe NOPAIN will result in accelerated and sustainable growth beginning in 2025.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 5

•Expanding market access ahead of NOPAIN. We have been paving the way for NOPAIN through our investment in 340B pricing and new partnerships with group purchasing organizations, or GPOs, such as our recently announced agreement with Premier, Inc., or Premier, whose significant network of hospitals and health systems covers nearly 20 percent of EXPAREL-relevant market procedures. These preferential pricing programs assist healthcare systems in affording the opportunity to improve patient care through best-practice opioid-sparing pain management. Our customers will have a favorable acquisition cost and once NOPAIN takes effect next year, they will be reimbursed at average selling price (ASP), plus 6 percent.
The Opioid Epidemic

Opioid addiction in the U.S. has reached epidemic proportions, with the U.S. Centers for Disease Control and Prevention, or CDC, reporting that over 112,000 Americans died from a drug overdose in the 12-month period ending August 2023. Opioids were involved in nearly 70% of all drug overdose deaths reported, with Fentanyl and other synthetic opioids being the primary driver of the increase in fatalities.

A recent meta-analysis of 33 studies and nearly two million patients who underwent various procedures showed that across a variety of surgical procedures, 7% of patients continued to fill opioid prescriptions more than three months after surgery. The highest rates were observed in orthopedic procedures. Studies have also shown that misuse of prescription opioids is a primary predictor of heroin usage and that 4% to 6% of those who misuse prescription opioids transition to heroin use.

Our Commitment to the Athletic Community

We are committed to educating and advocating for athletic participants and associations of all levels to choose non-opioid pain management solutions. The Pacira portfolio offers patients and the clinicians who treat them multiple safe and effective non-opioid options to help manage pain in advance of or after surgery, as well as to mitigate chronic pain. We are deeply committed to driving education and awareness among athletes and their health care providers about the range of Pacira options available to decrease, or in some cases eliminate, the need for opioid-based pain control. Our initiatives include partnerships with the Professional Golfers Association of America (PGA), the Ladies Professional Golfers Association (LPGA) and the National Football League Alumni Association.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 6

Product Portfolio and Product Candidate Pipeline
Our current product portfolio and product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 7

Our Commercial Products
EXPAREL (bupivacaine liposome injectable suspension)

EXPAREL was approved by the FDA in October 2011 and was commercially launched in the U.S. in April 2012. In the U.S., EXPAREL is a long-acting, non-opioid option proven to manage postsurgical pain. EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa, and adductor canal block in adults. Safety and efficacy have not been established in other nerve blocks. In November 2020, the European Commission, or EC, granted marketing authorization for EXPAREL as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We launched EXPAREL in the United Kingdom, or U.K., and select European Union, or E.U., countries in November 2021. Since its initial approval in 2011, more than 14 million patients have been treated with EXPAREL.

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

Our net product sales of EXPAREL were $538.1 million, $536.9 million and $506.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, net product sales of EXPAREL accounted for 80%, 81% and 94% of our total revenues, respectively. The significant change in the 2022 percentage resulted from the recognition of a full year of ZILRETTA net product sales after completing the Flexion Acquisition in November 2021.

ZILRETTA (triamcinolone acetonide extended-release injectable suspension)

ZILRETTA is the first and only extended-release, IA therapy for patients with OA knee pain. ZILRETTA uses a proprietary extended-release microsphere technology to slowly and continuously releases triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid into the knee for approximately three months to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks. ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter.

We added ZILRETTA to our commercial offering with the completion of the Flexion Acquisition in November 2021. For the years ended December 31, 2023, 2022 and 2021, ZILRETTA net product sales were $111.1 million, $105.5 million and $12.7 million, respectively. The ZILRETTA net product sales recognized in 2021 reflect the post-closing period of the Flexion Acquisition of November 19, 2021 to December 31, 2021.

The iovera° system

The iovera° system is a non-opioid handheld cryoanalgesia device used to produce precise, controlled doses of cold temperature to targeted nerves to produce an immediate, long-lasting neurolytic block that interrupts the pain-transmitting signals of a peripheral nerve. The effect on the nerve is temporary, providing months of pain relief until the nerve regenerates and function is restored over time. The structural components of the nerve are not affected by iovera° treatment.
It is FDA 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. The iovera° system is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days. For the years ended December 31, 2023, 2022 and 2021, our net product sales of iovera° were $19.7 million, $15.3 million and $16.2 million, respectively.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 8

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
•can be administered for local analgesia via infiltration and for regional analgesia via field block, as well as brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block; and
•facilitates treatment of a variety of surgical sites.
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
In our Phase 3 trial as an interscalene brachial plexus nerve block for upper extremity surgeries, EXPAREL:
•decreased total opioid consumption by 78% (p<0.01) from zero to 48 hours after surgery;
•reduced pain scores by 46% versus placebo (p<0.01); and
•allowed 13% of patients who received EXPAREL to remain opioid-free for 48 hours after surgery (p<0.01) compared to one opioid-free patient in the placebo arm.
In our Phase 3 trial as an adductor canal block in patients undergoing total knee arthroplasty, or TKA, EXPAREL:
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
In our Phase 3 trial as a sciatic nerve block in the popliteal fossa in patients undergoing bunionectomy, EXPAREL:
•achieved the primary endpoint by significantly reducing cumulative pain scores from zero to 96 hours after surgery compared with bupivacaine HCl (p<0.01); and
•achieved its secondary endpoints with statistically significant reductions in postsurgical opioid consumption through 96 hours (p<0.01) and the percentage of opioid-free subjects (p<0.01) compared with bupivacaine HCl.
EXPAREL can improve patient satisfaction and outcomes. We believe EXPAREL:
•provides effective pain control without the need for expensive and difficult-to-use delivery technologies that extend the duration of action for bupivacaine, such as elastomeric pumps, or opioids administered through patient-controlled analgesia, or PCA, when used as part of a multimodal postsurgical pain regimen;
•reduces the need for patients to be constrained by elastomeric pumps and PCA systems, which are barriers to earlier ambulation and may introduce catheter-related issues, including infection; and
•promotes maintenance of early postsurgical pain management, which may reduce the time to discharge.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 9

Key EXPAREL Markets

EXPAREL-based enhanced recovery after surgery, or ERAS, protocols are becoming a cornerstone of opioid-sparing postsurgical pain management and enabling the shifting of many complex, painful procedures to the 23-hour stay environment.

Orthopedics

EXPAREL is used across multiple orthopedic procedures, including joint reconstruction, shoulder, spine, extremity procedures, and hip fractures. In November 2023, the FDA approved our sNDA to expand the EXPAREL label to include administration in adults as an adductor canal block and a sciatic nerve block in the popliteal fossa. An adductor canal block is used for anesthesia and analgesia for surgeries of the knee, medial lower leg and ankle. A sciatic nerve block in the popliteal fossa is used for anesthesia and analgesia for foot, ankle, Achilles tendon and other lower leg surgeries. These new indications provide additional flexibility in the use of EXPAREL as a regional analgesic for more than three million lower extremity procedures annually, further increasing the utility of EXPAREL for major orthopedic procedures.

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

EXPAREL administered as a brachial plexus nerve block is a key and growing part of our business. An EXPAREL brachial plexus block provides pain coverage for the upper quadrant for use in rotator cuff, shoulder arthroplasty, elbow, wrist and hand procedures. Like other regional field blocks, anesthesiologists see the strong advantages of using interscalene brachial plexus blocks as a vehicle for shifting procedures to the outpatient setting by replacing antiquated pumps and catheters, which often become dislodged and prevent a procedure from taking place in a 23-hour site of care. Additionally, EXPAREL reimbursement is improving as payers and self-insured employers continue to drive the shift from inpatient to outpatient care for a variety of surgeries.

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

Abdominal and Colorectal

A variety of truncal blocks are used in abdominal and colorectal procedures. Transversus abdominis plane, or TAP, and erector spinae plane blocks represent a significant market where EXPAREL is providing long-acting pain control for abdominal and colorectal surgeries and supporting the migration of these procedures to the 23-hour setting. We expect EXPAREL field blocks will continue to be the foundation of enhanced recovery protocols across various abdominal and colorectal procedures.

Women’s Health

There is a significant and growing demand among women for managing pain with non-opioid options. Opioid addiction in women is growing at an alarming rate and studies have shown that women are 40 percent more likely than men to become newly persistent users of opioids following surgery. Women’s Health is a key target market as anesthesia-driven EXPAREL-based TAP and pectoralis blocks take hold as institutional protocol for Cesarean section, abdominoplasty, gynecologic oncology, mastectomy and breast reconstruction procedures.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 10

Cardiothoracic

Cardiothoracic surgery is considered one of the most painful types of surgical procedures for both open and minimally invasive procedures. As a result, opioids are widely used, but are often inadequate. Pain may persist for prolonged periods following surgery with 35 percent of patients reporting persistent thoracic pain one year post cardiac surgery. Opioids are used extensively after cardiothoracic surgery and nearly one in ten patients will continue to use opioids over 90 days after surgery. Regional anesthesia approaches have been evolving, with EXPAREL replacing thoracic epidurals as an alternative method of producing long-lasting postsurgical analgesia.

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

Third Molar (Wisdom Tooth) Procedures

Third molar (wisdom tooth) extractions are among the most common dental procedures in the U.S. and are performed in up to 5 million patients every year. Oral surgery, including third molar extraction, is associated with a defined period of pain and discomfort that traditionally leads to prescriptions for opioids. A large retrospective review of the Medicaid database found that of 2.8 million patients who underwent surgical tooth extraction, 1.2 million—or roughly 42 percent—filled a prescription for opioids within seven days after surgery, with a median of 120 morphine milligram equivalents dispensed per patient. A study of the effect of EXPAREL on postoperative opioid prescribing after third molar extraction showed that patients who received EXPAREL were prescribed significantly fewer opioids, including refills, compared to those who did not receive EXPAREL. The study, A Retrospective Cross-Sectional Study of the Effect of Liposomal Bupivacaine on Postoperative Opioid Prescribing After Third Molar Extraction, was published in The Journal of Oral and Maxillofacial Surgery in July 2021. In this retrospective analysis, researchers reviewed data from 600 patients who underwent third molar extractions between 2012 and 2018. De-identified data from 300 patients who received EXPAREL were compared to data from 300 patients who did not receive an infiltration of EXPAREL. Data from two outpatient oral surgery centers were included in this analysis. Patients in the EXPAREL treatment group received:
•59 percent fewer opioids, including refills, compared to patients in the non-EXPAREL group (p<0.0001)
•Fewer additional opioid prescriptions compared to the non-EXPAREL group (3.3% of patients required a refill vs. 7.7% of patients, respectively)
In September 2022, we announced a joint initiative with Sevāredent Sourcing Solutions, or Sevāredent, a GPO that creates a competitive advantage for like-minded dental organizations through vendor partnerships that drive supply chain value and efficiencies, to provide expanded access to EXPAREL for patients undergoing oral and maxillofacial (OMFS) procedures ranging from third molar and full mouth extractions to dentures and implants. This collaboration, which advances Sevāredent’s goal of improving patient outcomes and reducing exposure to opioids and their associated risks, provides easy access to EXPAREL—including comprehensive product training and onboarding support from Pacira—for more than 1,800 dental offices across the U.S.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 11

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

We have launched a Phase 3 registration study in 2024 that will evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder.

iovera° Clinical Benefits

There is a growing body of clinical data demonstrating success with iovera° treatment for a wide range of chronic pain conditions. Some of our strongest data relates directly to the improvement of OA pain of the knee. Surgical intervention is typically a last resort for patients suffering from OA pain of the knee. In one study, the majority of the patients suffering from OA pain of the knee experienced pain relief up to 150 days after being treated with iovera°.

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
•iovera° is repeatable, with no diminishing effectiveness over time and repeat use;
•The iovera° technology does not risk damage to the surrounding tissue;
•iovera° is a convenient handheld device with a single-use procedure-specific Smart Tip; and
•iovera° can be delivered precisely using ultrasound guidance or an anatomical landmark.

A study published in 2021 that included 267 patients (169 who underwent cryoneurolysis with iovera° compared to 98 patients who did not receive iovera° treatment) showed that patients who were treated with iovera° had 51% lower daily morphine milligram equivalents during their hospital stay and a 22% lower mean pain score versus those who were not. In addition, the iovera° group had greater function at discharge, a shorter length of hospital stay and received significantly fewer opioids, including discharge prescriptions at week 2 and week 6 after surgery.

In September 2021, the AAOS updated its evidence-based clinical practice guidelines, reporting that denervation therapy—including cryoneurolysis—may reduce knee pain and improve function in patients with symptomatic OA of the knee.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 12

The Osteoarthritis Market

OA is the most common form of arthritis. It is also called degenerative joint disease and occurs most frequently in the hands, hips and knees. With OA, the cartilage within a joint begins to break down and the underlying bone begins to change. These changes usually develop slowly and worsen over time. OA can cause pain, stiffness and swelling. In some cases, it also causes reduced function and disability—some people are no longer able to do daily tasks or work. According to the CDC, OA affects over 32.5 million adults in the U.S.

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

With ZILRETTA, we now offer clinicians the flexibility to individualize OA knee pain treatment with either ZILRETTA or a drug-free nerve block with iovera° based on patient factors and preference, physician training, site of care and reimbursement considerations.

Label and Global Activities

EXPAREL

•Pediatrics. We are launching a Phase 1 pharmacokinetic study after which we would launch a registration study to support expansion of the EXPAREL single-dose infiltration label to include patients under six years of age. If successful, we expect this study, followed by a Phase 3 study, will support expansion of the EXPAREL labels in the U.S. and E.U. We are also discussing with the FDA, EMA and Medicines and Healthcare Products Regulatory Agency (MHRA) our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. We received notification from the FDA in October 2023 that our pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients.

•Stellate ganglion block. Planning is underway for a multicenter Phase 3 registration study of EXPAREL as a stellate ganglion block for preventing postoperative atrial fibrillation after cardiothoracic surgery. We worked with a steering committee of Key Opinion Leaders, or KOLs, in regional anesthesia and stellate ganglion blocks to design our study protocol and we are awaiting FDA feedback on study design. We believe a stellate ganglion block utilizing EXPAREL will be critical in an unmet need with post-operative atrial fibrillation, or POAF. POAF is a common and costly complication after cardiothoracic surgery, occurring after up to 40% of cardiac procedures and 20% of thoracic procedures, and often results in an extended intensive care unit and/or hospital stay, as well as higher long-term risk. A stellate ganglion block is a sympathetic nerve block which can stabilize the heart. Since POAF typically occurs around the third day after surgery, a long-acting block with EXPAREL provided at the time of surgery may enhance current prophylactic measures.

•Global activities. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in children aged six years or older. We launched EXPAREL in the U.K. and targeted E.U. countries in 2021. In Latin America, we have a distribution agreement with Eurofarma Laboratories S.A., or Eurofarma, for the development and commercialization of EXPAREL. Eurofarma has the exclusive right to market and distribute EXPAREL in 19 countries in Latin America, including Argentina, Brazil, Colombia and Mexico. In addition, Eurofarma will be responsible for regulatory filings for EXPAREL in these countries. We will receive royalties and are also eligible to receive regulatory- and commercial-based milestone payments that are triggered by the achievement of certain events.

ZILRETTA

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and in 2024 launched a Phase 3 trial investigating ZILRETTA as a treatment for OA pain of the shoulder. The shoulder study will compare ZILRETTA to immediate release TA.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 13

iovera°

In 2022, we launched a next-generation iovera° handheld device, which we believe is more efficient, provides more consistent treatment, is easier for providers to use and is more durable. We have a plan to develop new iovera° Smart Tips for certain procedures and are near completion on developing a specific tip for a medial branch block for treating chronic low-back pain, as well as managing pain related to other spine surgical procedures. We are also preparing to launch an investigational device exemption (IDE) study to evaluate iovera° as an alternative treatment for the debilitating condition of spasticity. Additionally, we began selling iovera° in Europe through a contracted sales force in 2022.

We are also developing new iovera° Smart Tips to expand the use of iovera° to other chronic and acute pain applications, such as foot and ankle pain, elbow and wrist pain and pediatric care.

A pilot randomized controlled trial which compared 30 patients who underwent bilateral medial branch blocks with iovera° versus radiofrequency plus steroid injection showed a significant improvement in pain and disability index scores in patients who received an iovera° treatment versus radiofrequency. These data were presented at the 2024 North American Neuromodulation Society and the Association of Academic Physiatrists congresses.

Clinical Development Programs

PCRX-201

PCRX-201 was added to our portfolio as part of the Flexion Acquisition. PCRX-201 is a novel, helper-dependent adenoviral vector expressing interleukin-1 receptor antagonist (IL-1Ra). After injection, the vector enters joint cells and turns them into factories to produce sustained therapeutic levels of IL-1Ra and inhibit the IL-1 pathway to manage pain and mitigate OA-related joint damage while remaining localized to the joint space. In a Phase 1 proof-of-concept study of patients with moderate to severe OA of the knee, PCRX-201 was well tolerated with improvements in knee pain observed across all doses. Based upon compelling initial Phase 1 efficacy and safety data for PCRX-201, we are working with investigators and the FDA to discuss the regulatory pathway forward for OA of the knee. PCRX-201 received an RMAT designation from the FDA in February 2024.

pMVL-Based Clinical Program

Given the proven safety, flexibility and customizability of our pMVL drug delivery technology platform for acute, sub-acute and chronic pain applications, we have another pMVL-based product in clinical development. Following data readouts from preclinical and feasibility studies, we initiated a second Phase 1 study of EXPAREL for intrathecal analgesia in June 2023.

External Innovation

In parallel to our internal clinical programs, we are pursuing innovative acquisition targets that are complementary to EXPAREL, ZILRETTA and iovera° and are of great interest to the surgical and anesthesia audiences we are already calling on today. We are using a combination of strategic investments, in-licensing and acquisition transactions to buildout a pipeline of innovation to improve patients’ journeys along the neural pain pathway. The strategic investments we have made to support promising early-stage platforms are summarized below:

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
CarthroniX, Inc.	Phase 1-Ready	CX-011, a small molecule modulator of gp130 formulated as an intra-articular injection designed to slow joint degeneration by mediating IL-6 cytokines	Knee OA
Genascence Corporation	Phase 1b	Adeno-associated virus (AAV) based gene therapy engineered to deliver Interleukin-1 Receptor Antagonist (IL-1Ra) to target cells in joint(s)	Knee OA
GQ Bio Therapeutics GmbH	Preclinical	High-capacity adenovirus (HCAd) based gene therapy engineered to deliver DNA to target cells in joint(s) and intervertebral disc(s)	Knee OA and degenerative disc disease (DDD)
Spine BioPharma, LLC	Phase 3	SB-01, a 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease (DDD)
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 14

Customer-Facing Organization
We have built our sales and marketing organization to commercialize our products. Our primary target audiences are healthcare practitioners who influence pain management decisions including anesthesiologists, surgeons, pharmacists and physician extenders (including physician assistants, nurse practitioners and registered nurses).

Our customer-facing team, consisting of sales representatives, account managers, scientific and medical affairs personnel and reimbursement and market access professionals, executes on a full range of activities to broaden the use of our non-opioid products for pain management, including:
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
Pacira Training Facilities

We maintain and operate two Pacira Innovation and Training, or PIT, facilities—one in Tampa, Florida and one in Houston, Texas. These sites were constructed with a singular goal in mind: to advance education on best practice techniques to effectively manage acute pain while reducing or eliminating the need for opioids. These facilities provide clinicians with flexible, state-of-the-art environments for interactive, hands-on instruction on the latest and most innovative local, regional and field block approaches for managing pain, improving patient care and enabling patient migration to the 23-hour stay environment. Each of our PIT facilities feature distinct training spaces, including simulation labs equipped with ultrasound scanning stations; lecture halls that feature liquid crystal display video walls to support live, virtual and global presentations; and green-screen broadcast studios to livestream content with single or multiple hosts. The PIT of Houston has both wet and dry lab space for cadaver and other interactive workshops. The PIT of Tampa also houses our principal executive offices and corporate headquarters.

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

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 15

Initially, the total consideration for the Flexion Acquisition was approximately $578.8 million consisting of (i) $448.5 million of cash paid to Flexion shareholders and to settle restricted stock units and certain stock options; (ii) an $85.1 million cash payment of Flexion debt not assumed by us and (iii) $45.2 million of estimated fair value of contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. We funded the cash portion of the purchase price with cash on hand, and the consideration is subject to adjustments based on the estimated fair value of the potential milestone payments. As of December 31, 2023, these contingent value rights could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. For more information, see Note 5, Flexion Acquisition and Note 12, Financial Instruments, to our consolidated financial statements included herein.

MyoScience Acquisition
In April 2019, we completed the MyoScience Acquisition. The total consideration included an initial cash payment of $120.0 million, reduced by $1.0 million for post-closing purchase price adjustments and indemnification obligations, plus contingent milestone payments up to an aggregate of $100.0 million. The expiration date for the achievement of the milestones was December 31, 2023. We changed the name of MyoScience to Pacira CryoTech, Inc. after completing the merger. For more information on the contingent consideration related to the MyoScience Acquisition, refer to Note 12, Financial Instruments, to our consolidated financial statements included herein.
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
On August 8, 2023, the United States District Court, District of Nevada, granted our motion for partial summary judgment in respect to our claim for a declaration that we no longer owe royalties for EXPAREL made under the 45-liter manufacturing process as of December 24, 2021. As a result, we expect to receive $14.5 million from RDF, representing the royalties that we paid to RDF under protest after December 24, 2021 for EXPAREL made from the 45-liter manufacturing process. In November 2023, the United States District Court, District of Nevada conducted a mediation that did not result in a settlement.
During the pendency of the remaining lawsuit, we will continue to pay royalties associated with the 200-liter manufacturing process to RDF under protest. We are unable to predict the outcome of this action at this time.
For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.

Aratana Therapeutics, Inc.
In December 2012, we entered into an Exclusive License, Development and Commercialization Agreement and related Supply Agreement with Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc., or Aratana. Under the agreements, we granted Aratana an exclusive royalty-bearing license, including the limited right to grant sublicenses, for the development and commercialization of our bupivacaine liposome injectable suspension product for use in animals. In August 2016, the FDA’s Center for Veterinary Medicine approved NOCITA® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs and in August 2018 expanded the NOCITA label to include its use as a peripheral nerve block to provide regional postoperative analgesia following onychectomy in cats. NOCITA is a registered trademark of Aratana.
We are eligible to receive up to $40.0 million upon the achievement of commercial milestones. Aratana is required to pay us a tiered double-digit royalty on certain net sales made in the U.S. If the product is approved by foreign regulatory agencies for sale outside of the U.S., Aratana will be required to pay us a tiered double-digit royalty on such net sales. Royalty rates will be reduced under certain circumstances. Either party has the right to terminate the license agreement in connection with certain
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 16

events and unless terminated earlier pursuant to its terms, the license agreement is effective until July 2033, after which Aratana has the option to extend the agreement for an additional five-year term, subject to certain requirements.
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
GQ Bio Therapeutics GmbH
In April 2023, we entered into a process development agreement with GQ Bio Therapeutics GmbH (formerly named GeneQuine BioTherapeutics GmbH), or GQ, for the development of a commercially scalable manufacturing process for the production of PCRX-201. The agreement calls for us to pay GQ upon three milestones that can be achieved independently of each other. Milestone 1 includes a €0.5 million payment to GQ for the execution and completion of a feasibility assessment proposal for scalable process to support milestone 2. Achieving milestone 2 is associated with the development of a qualified program process for PCRX-201 where GQ would build a direct manufacturing cost of a PCRX-201 unit. Based on the direct manufacturing cost, we would pay GQ a success fee within a scale of €0.5 million up to €7.5 million, plus royalties within a scale of 0.25% to 3.75% of net sales associated with PCRX-201. The achievement of milestone 3 requires us to pay GQ €0.5 million for delivering a validatable manufacturing process and validated analytical control package necessary for initiating process validation.

Verve Medical Products, Inc.
In July 2021, we entered into a licensing agreement with Verve Medical Products, Inc. for the distribution of iovera° in Canada. We began selling iovera° in Canada in the fourth quarter of 2021.

Significant Customers

We had three wholesalers each comprising 10 percent or more of our total revenue for the year ended December 31, 2023: McKesson Drug Company, Cardinal Health, Inc. and AmerisourceBergen Health Corporation, which accounted for 33%, 24% and 20% of our total revenues, respectively. These wholesalers process orders for EXPAREL under a drop-ship program. EXPAREL is delivered directly to end-users without the wholesalers ever taking physical possession of the product. None of our customers of ZILRETTA or iovera° accounted for 10 percent or more of our total revenue for the year ended December 31, 2023.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 17

Our 84,000 square-foot EXPAREL manufacturing facility at the Science Center Campus is located on a five-acre site. It was custom built as a pharmaceutical research and development and manufacturing facility. Activities in this facility include the manufacture of EXPAREL bulk product on dedicated production lines and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods and manufacturing of development products. We are expanding our EXPAREL manufacturing capacity at our Science Center Campus as we expect the demand for EXPAREL will increase.
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

We also occupy a 21,000 square-foot warehouse that serves as the main CGMP warehouse for our Science Center Campus operations, primarily being used for the storage of production materials. It contains ambient as well as cold temperature CGMP warehouse storage and also features a quality control clean room for sampling incoming materials.
Distribution of our pMVL products, including EXPAREL, requires cold-chain distribution, whereby a product must be maintained between specified temperatures. We have validated processes for continuous monitoring of temperature from manufacturing through delivery to the end-users.
Co-Production Facilities
Thermo Fisher Scientific Pharma Services
In April 2014, we entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement (the “EXPAREL Manufacturing and Supply Agreement”) with Thermo Fisher Scientific Pharma Services, or Thermo Fisher, to collaborate in the manufacture of EXPAREL. Thermo Fisher undertook certain technical transfer activities and construction services to prepare Thermo Fisher’s Swindon, England facility for the manufacture of EXPAREL in a dedicated manufacturing suite. We provided Thermo Fisher with the equipment necessary to manufacture EXPAREL and paid fees to Thermo Fisher based on Thermo Fisher’s achievement of certain technical transfer and construction milestones. We also reimburse Thermo Fisher for certain nominal expenses and additional services. We are now using a second, larger-scale dedicated manufacturing suite that more than doubled our EXPAREL manufacturing capacity at the Thermo Fisher site. We began commercial production of EXPAREL out of that second dedicated manufacturing suite in August 2021.
The initial term of the EXPAREL Manufacturing and Supply Agreement is 10 years from the date of FDA approval of the first dedicated manufacturing suite, which was received in May 2018. We pay fees to Thermo Fisher for their operation of the manufacturing suite and the amount of EXPAREL produced by Thermo Fisher. We also reimburse Thermo Fisher for purchases made on our behalf, certain nominal expenses and additional services. We may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal of EXPAREL from the U.S. or any other market that represents 80 percent of our overall sales, or at any time for convenience by providing 18 months’ notice. Either party may terminate the EXPAREL Manufacturing and Supply Agreement in the event of the breach or bankruptcy of the other party.
Prior to the Flexion Acquisition, in July 2015, Flexion and Thermo Fisher entered into a Manufacturing and Supply Agreement (the “ZILRETTA Manufacturing and Supply Agreement”) and a Technical Transfer and Service Agreement related to the manufacture of ZILRETTA at the same Thermo Fisher site in Swindon, England where our EXPAREL suite is located. Thermo Fisher agreed to undertake certain transfer activities and construction services needed to prepare its facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. Flexion provided Thermo Fisher with certain equipment and materials necessary to manufacture ZILRETTA. We make monthly payments to Thermo Fisher for such activities and reimburse Thermo Fisher for certain material, equipment and miscellaneous expenses and additional services.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 18

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

Carlisle Companies, Inc.

In January 2020, we and Carlisle Companies, Inc., or Carlisle, entered into a Manufacturing and Supply Agreement (the “Carlisle Agreement”) to collaborate in the manufacture of iovera° Smart Tips at Carlisle’s Tijuana, Mexico facility. The initial term of the Carlisle Agreement is five years with automatic one-year extensions unless either party provides prior notice in writing. Under the Carlisle Agreement, we pay fees based on the amount of iovera° Smart Tips delivered by Carlisle. Since April 2022, all iovera° Smart Tips have been produced by Carlisle.
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
Patents and Patent Applications
We seek to protect the proprietary position of our products and product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2023, there are over 13 families of patents and patent applications relating to various aspects of the pMVL drug delivery technology and 29 families of patents and patent applications relating to various aspects of the technology used by iovera°. There are two families of patents and patent applications relating to various aspects of the technology used by ZILRETTA. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These utility patents generally have a term of 20 years from the date of the non-provisional filing unless claiming priority to an earlier filed non-provisional application. Some of our expired U.S. patents had a term of 17 years from the grant date. Our issued patents expire at various dates in the future, as discussed below, with the last currently issued patent for the pMVL drug delivery technology expiring in 2041, the last currently issued patent for ZILRETTA expiring in 2031 and the last currently issued utility patent for the iovera° technology expiring in 2040.
Patents and Patent Applications for our pMVL and pMVL Products
In June 2021, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No. 11,033,495 related to EXPAREL. The patent, “Manufacturing of Bupivacaine Multivesicular Liposomes,” claims composition of EXPAREL prepared by an improved manufacturing process. In November 2021, the USPTO issued U.S. Patent Nos. 11,185,506 and 11,179,336, claiming an improved EXPAREL manufacturing process and EXPAREL composition, respectively. Eight U.S. patents relating to product and product-by-process in connection with an improved manufacturing process for EXPAREL were issued between March 2022 and November 2023, providing additional patent protection through 2041. In March 2022, the USPTO issued U.S. Patent No. 11,278,494, claiming EXPAREL composition. In April 2022, the USPTO issued U.S. Patent Nos. 11,304,904 and 11,311,486, claiming composition of EXPAREL prepared by an improved manufacturing process and EXPAREL composition, respectively. In June 2022, the USPTO issued U.S. Patent No. 11,357,727, claiming composition of EXPAREL prepared by an improved manufacturing process. In August 2022, the USPTO issued U.S. Patent No. 11,426,348, claiming EXPAREL batch compositions. In September 2022, the USPTO issued U.S. Patent No. 11,452,691, claiming EXPAREL batch compositions. In November 2023, the USPTO issued U.S. Patent Nos. 11,819,574 and 11,819,575, claiming batch compositions of EXPAREL prepared by an improved manufacturing process and compositions of EXPAREL respectively.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 19

All 11 patents issued between 2021 and 2023 have an expiration date of January 22, 2041. U.S. Patent Nos. 11,033,495, 11,179,336, 11,278,494, 11,304,904, 11,311,486, 11,357,727, 11,426,348, 11,452,691, 11,819,574 and 11,819,575 are currently listed in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”).

We also own a family of U.S. and foreign patents on an alternative process to manufacture EXPAREL and other pMVL-based products. The process offers many advantages, including larger scale production and lower manufacturing costs. There are eight issued U.S. patents. Patents that claim the process and apparatus will expire at the latest in November 2033. One of the patents claims a product made by the process and expires in April 2031. As of December 31, 2023, we have four granted patents in China, one granted patent in Europe, one granted patent in Japan and one granted patent in Israel, protecting various aspects of the alternative process, including the methods of using the apparatus and the apparatus itself.

In October 2022, we filed a U.S. application and a Patent Cooperation Treaty, or PCT, application relating to compositions of matter, processes of making and methods of treatment in connection with dexamethasone sodium phosphate-pMVL product. In addition, a U.S. application and a PCT application were filed relating to compositions of matter, processes of making and methods of treatment in connection with a high-potency bupivacaine-pMVL product. In 2023, we filed several U.S. nonprovisional applications and PCT applications relating to the use of EXPAREL as a stellate ganglion block for managing cardiac arrhythmia and anxiety disorders, including electrical storm and post-traumatic stress disorder.

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

We own three U.S. ZILRETTA patents as well as counterpart foreign patents and patent applications covering composition of matter, methods of manufacture, and methods of use. Our U.S. ZILRETTA patents have expiration dates in 2031. The ZILRETTA composition of matter invention is the result of several unique discoveries relating to a narrow drug load specification, a certain release profile of the copolymer, specific polymer component weights and ratios, and clinical efficacy observed within a dose-range. The U.S. patents directed to ZILRETTA’s composition of matter and methods of use are listed in the FDA Orange Book. We also have two U.S. patents directed at compositions of matter similar to ZILRETTA, as well as methods of making and using the same, with patent terms into 2031.

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

In March 2023, we filed a provisional application relating to use ZILRETTA to treat OA pain in subpopulations of diabetic patients.

We have also in-licensed intellectual property, owned by the Southwest Research Institute, or SwRI, which gives us exclusive rights to SwRI patents covering our proprietary microsphere manufacturing technology used in the production of ZILRETTA. These patents are scheduled to expire in September 2025.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 20

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

Additionally, there are several patents and pending patent applications directed to other important aspects of the iovera° technology. For example, patents covering the probe filtration system are set to expire in 2033 and patents on the Smart Tip technology are set to expire between 2034 and 2037. Other patents and applications cover methods of using needles with blunt tips and aspects of cryogenic devices coupled with a neurostimulator for locating nerves and are set to expire between 2035 and 2038. There are eight utility and design patent families covering now-commercial and developing next-generation technology, which are issued or pending in the North American, European, Japanese, Chinese and Brazilian markets, which could potentially prevent others from using this now-commercial next-generation cryogenic device until at least 2040 for utility patents and 2046 for design patents.

In addition, we also filed a U.S. nonprovisional and a PCT application in 2023 covering the use of iovera° as a stellate ganglion block for managing cardiac arrhythmia, including electrical storm.

PCRX-201

In December 2017, Flexion acquired the global rights to PCRX-201 from GQ, including a direct exclusive license of certain foundational patents, patent applications, and other proprietary rights owned by the Baylor College of Medicine, or BCM, that are related to PCRX-201 for human applications. These patents generally cover the composition of matter and method of use of PCRX-201 in the treatment of OA. In 2019, the USPTO issued U.S. Patent No. 10,301,647, which covers the composition of matter and method of use of PCRX-201 in the treatment of OA with a term through January 2033. In addition, the BCM patents related to PCRX-201 are issued in Europe, with an expiry date in 2032, and in Australia, Canada, China, India, Japan and Eurasia with expiry dates in 2033. We are continuing to prosecute one U.S. BCM patent application related to PCRX-201. Further, we have entered the national phase in Brazil, China, Europe, Hong Kong, Japan and the U.S. based on a PCT application covering composition of matter and effective dosages of PCRX-201 in the treatment of OA in humans, which, if granted, are expected to provide protection until 2040.

We also have a U.S. application and a PCT application covering composition of matter and method of use of PCRX-201 for the treatment of degenerative disc disease (DDD), which, if granted, are expected to provide protection until 2042. In addition, we also filed a provisional application in 2023 covering compositions and method of use of PCRX-201 in combination with a corticosteroid.

Additional Intellectual Property

We have entered the national phase in Brazil, China, Europe and the U.S. based on a PCT application covering composition of matter, method of use, and method of manufacture for formulations of an anesthetic drug of amino amide group (lidocaine, bupivacaine and ropivacaine) formulated in a triblock copolymer component (one or more PLGA-polyethylene glycol-PLGA triblock copolymers), which if converted and granted, is expected to provide protection until 2042.

Trade Secrets and Proprietary Information

Trade secrets play an important role in protecting our pMVL-based products (including EXPAREL) and pipeline, ZILRETTA and iovera° and provide protection beyond patents and regulatory exclusivity. The scale-up and commercial manufacture of each of our products involve processes, custom equipment and in-process and release analytical techniques that we believe are unique to us. The expertise and knowledge required to understand the critical aspects of our pMVL manufacturing steps requires knowledge of both traditional and non-traditional emulsion processing and traditional pharmaceutical production, overlaid with all of the challenges presented by aseptic manufacturing. ZILRETTA is also manufactured using custom equipment and proprietary processes with respect to certain of the formulation and manufacturing
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 21

techniques related to the TA-formulated PLGA microspheres in ZILRETTA, including those that relate to its precise pharmaceutical release profile. The iovera° system relies on custom manufacturing techniques that are able to provide the precision and tight tolerances required for a self-contained handheld cryogenic device. Additionally, the iovera° device includes proprietary software for device operations during cryotherapy treatments.

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
EXPAREL competes with well-established products with similar indications. Competing products available for postsurgical pain management include opioids such as morphine, fentanyl, meperidine and hydromorphone, each of which is available generically from several manufacturers, and several of which are available as proprietary products using novel delivery systems. Ketorolac, an NSAID, is also available generically in the U.S. from several manufacturers, and Caldolor (ibuprofen for injection), an NSAID, has been approved by the FDA for pain management and fever in adults. EXPAREL also competes with currently marketed non-opioid products such as bupivacaine, marcaine, ropivacaine and other anesthetics/analgesics, all of which are also used in the treatment of postsurgical pain and are available as either oral tablets, injectable dosage forms or administered using novel delivery systems. Additional products may be developed for the treatment of acute pain, including new injectable NSAIDs, oral NaV1.8 pain signal inhibitors, novel opioids, new formulations of currently available opioids and NSAIDs, long-acting local anesthetics and new chemical entities as well as alternative delivery forms of various opioids and NSAIDs. Currently EXPAREL also competes with elastomeric pumps and catheter devices intended to provide bupivacaine over several days and with off-label combinations of other approved analgesics, called “cocktails,” that are combined by compound pharmacies in an attempt to extend the duration of pain control.
ZILRETTA

Immediate-release steroids and hyaluronic acid, or HA, injections are currently the two marketed classes of IA products that compete directly with ZILRETTA. Also available are stem cell and platelet rich plasma, or PRP, injections, but these require on-site preparation from tissue or blood taken from the patient and have generated questionable efficacy in controlled clinical trials. Because these are minimally manipulated autologous therapies, they do not require and have not received FDA review or approval. For that reason, they are generally not reimbursed by payers, and patients must pay out of pocket to receive these therapies. Furthermore, the American Association of Hip & Knee Surgeons (AAHKS) issued a position statement indicating that it cannot recommend biologic therapies, including stem cell and PRP injections, for the treatment of advanced hip or knee arthritis.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 22

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 23

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 24

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 25

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

To obtain 510(k) clearance, we must file with the FDA a pre-market notification demonstrating that our proposed device is substantially equivalent to a previously cleared and legally marketed 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA. 510(k) clearance for a predecessor device to iovera° was first obtained in March 2009 when the focus of MyoScience was cosmetic applications (i.e., facial wrinkle reduction). MyoScience’s focus shifted to pain management in 2014, and since then there have been a number of advancements that led to three additional 510(k) submissions and clearances to support iovera° and the subsequent growth of the iovera° product line.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 26

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 27

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 28

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
In December 2022, the NOPAIN Act was signed into law as part of the Biden Administration’s Consolidated Appropriations Act of 2023. The NOPAIN Act is preventative legislation aimed at tackling the opioid crisis by incentivizing the use of non-opioids to manage surgical pain for Medicare patients treated in ASC and hospital outpatient department, or HOPD, settings. This federal mandate requires Medicare to reimburse for non-opioid products, such as EXPAREL, used during all surgeries conducted in the ASC or hospital outpatient department (HOPD) setting. Specifically, the NOPAIN Act covers reimbursement for (i) all non-opioid medications indicated to reduce postoperative pain or produce postsurgical regional analgesia without acting upon the body’s opioid receptors; and (ii) all devices used to deliver a therapy, reduce postoperative pain or produce postsurgical or regional analgesia. Any drug or device that qualifies for reimbursement under the NOPAIN Act must have demonstrated the ability to reduce or avoid intraoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The Centers for Medicare and Medicaid Services (CMS) requires time to implement the NOPAIN Act, which will take effect on January 1, 2025. Once effectuated, this policy with eliminate the cost burden associated with providing Medicare patients best-in-class opioid-sparing strategies, allowing institutions the financial flexibility to treat more patients with no- and low-opioid pain management strategies.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 29

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 30

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
Regenerative Medicine Advanced Therapies
As part of the 21st Century Cures Act, Congress amended the FDCA to create the RMAT designation. The RMAT designation is intended to facilitate efficient development and expedite review of regenerative medicine advanced therapies, which are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition. RMAT covers cell therapies, gene therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products. A sponsor may request that the FDA designate a regenerative medicine advanced therapy concurrently with or at any time after submission of an IND. For example, in February 2024, the FDA granted an RMAT designation for PCRX-201. The FDA has 60 calendar days to determine whether the criteria are met, including whether there is preliminary clinical evidence indicating the potential to address unmet medical needs for a serious or life-threatening disease or condition. A Biologics License Application (BLA) for a regenerative medicine advanced therapy may be eligible for priority review or accelerated approval through surrogate or intermediate endpoints reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of clinical trial sites. Benefits of such designation also include early interactions with the FDA to discuss any potential surrogate or intermediate endpoint to be used to support accelerated approval. A regenerative medicine advanced therapy that is granted accelerated approval and is subject to post-approval requirements may fulfill such requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence, such as electronic health records; the collection of larger confirmatory data sets; or post-approval monitoring of all patients treated with such therapy prior to its approval.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 31

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
We are working towards improving our sustainable footprint through key practices like waste reduction, water recycling, and using energy efficient equipment where possible. We have a focus on raising awareness and educating our employees on reducing our internal use of consumables and natural resources. In 2023, we achieved a certification whereby less than one percent of hazardous waste from our Science Center Campus in San Diego, California ended up in a landfill. In addition, we have a broad range of recycling and waste management initiatives at our manufacturing facilities and corporate offices. For example, at our internal manufacturing facilities we have addressed our use and recycling of paper products, aluminum cans, glass, electronics and plastic, as well as responsible disposal of non-recyclables and effective water management.
Cybersecurity
We face a number of cybersecurity risks in connection with our business. Although we have numerous controls to protect against common cybersecurity attacks, some attacks may still be effective. Our controls are designed to detect, triage and eradicate these attacks. Over the past three years, there have been no known material breaches, and no expenses related to the investigation of such breaches. For more information related to our cybersecurity program, see Item 1C. Cybersecurity.
Corporate Citizenship
We are the industry leader in our commitment to non-opioid pain management and providing non-opioid pain management options to as many patients as possible to redefine the role of opioids as a rescue therapy only. We are dedicated to the principles of social responsibility and good corporate governance. Our Board of Directors is comprised of industry leaders with extensive and diverse experience spanning business and scientific leadership. We hold ourselves to the highest standards and our Code of Business Conduct and Ethics reflects the business practices and principles of behavior that support this commitment. We are deeply invested in the welfare of our patients, employees, the environment and the communities where we live and work. We conduct our operations and manage our product and pipeline programs in a responsible manner and strive to comply with applicable laws, rules and regulations.
Over the past three years we provided support for charitable medical missions in Honduras, Ghana, Zambia, Guatemala, Ecuador, Mexico, India, Guyana, Palau and the Dominican Republic by donating EXPAREL to help support surgeries for patients in need; have supported the Louisiana State University Opioid Minimization Initiative as well as made a three-year commitment beginning in 2022 to donate EXPAREL to not-for-profit children’s hospitals each year.
Pacira Gives Back
In October 2023, as part of our ongoing commitment to support the communities where we live and work, we launched our Pacira Gives Back corporate giving program, which allows our employees to find local volunteer opportunities in their communities, to encourage use of their paid day off per year, known as our Community Day. Through Pacira Gives Back, employees can also make a donation to a non-profit organization of their choice with a dollar-for-dollar company match up to $200 per employee.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 32

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

On an annual basis, we publish a Corporate Sustainability Report, or CSR, on our corporate website. The CSR report contains information about our people, our culture, patient and product safety, our commitment to our communities and opioid-sparing initiatives and our corporate governance and ethics. The foregoing reference to our CSR report is not intended to, nor shall it be deemed to, incorporate information in the CSR report or any other information contained on our corporate website into this Annual Report by reference.

Total Rewards

In order to attract and retain talent, we maintain broad-based benefits that are provided to all employees, including our 401(k) retirement plan with an employer matching contribution made each pay period, employee stock purchase plan, flexible spending accounts, medical, dental and vision care plans, healthcare and dependent care savings accounts, life insurance, short- and long-term disability policies, paid vacation, paid sick time and paid company holidays. Additionally, we reward employees driving significant value creation with a variety of long-term and short-term incentives including a recognition platform, annual performance bonuses, stock options, restricted stock units and a long-term performance cash incentive. We also offer our executives the opportunity to participate in a deferred compensation plan with an employer match. We encourage our employees to give back in their communities and offer one paid day off per year to volunteer, through our Community Day benefit. We regularly benchmark our rewards programs, adjusting as needed, to ensure our total rewards are competitive. We are committed to paying all our employees a fair and living wage.

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

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 33

Employee Wellbeing, Health and Safety

Pacira is committed to the total wellbeing of our employees and their families. We offer a range of benefits designed to meet individual needs and help employees and their families live healthy lives. This includes a variety of tools to promote total wellbeing in the areas of health, wealth, work and life to keep our employees and their families healthy, lower their healthcare costs and reduce stress. For example, we provide access to free biometric screenings, an employee assistance program, or EAP, and host in-person and webinar trainings on stress management and other EAP benefits, access to telemedicine including mental health visits and confidential counseling sessions for a number of needs, a health advocate service to help employees and their families navigate the healthcare system, a free consultation with an attorney for personal legal matters and discounted legal fees thereafter, activity challenges and more. We offer our eligible employees flexible work arrangements—including remote working opportunities, flexible schedules and reduced schedules to help achieve an appropriate work/life balance. Benefits that protect financial wellbeing are also provided, including but not limited to: a paid parental leave benefit, insurance to help protect assets during times of short- and long-term disability, life insurance and accidental death and dismemberment insurance, critical illness and accident insurance, financial education seminars on savings, debt and other financial topics, access to financial specialists, access to discounts on a variety of products and services and incentives to engage in a new or maintain a wellbeing activity. Additionally, our 401(k) retirement plan fiduciary also serves as a financial advisors to all employees in the plan to help them with their personal financial planning needs. Furthermore, we maintain a recognition program based on our core values, known as Celebrate, through which we recognize each other’s commitment to making a meaningful difference for our patients and communities and create a shared culture where everyone is responsible for living up to and sustaining our core values. We also offer our employees and their covered family members in-network coverage of each of EXPAREL, ZILRETTA and iovera° through our medical care plans.

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

Diversity, Equity and Inclusion

We are committed to intentionally cultivating a culture of inclusion where all feel welcomed and valued for their backgrounds, perspectives and experiences. We hold one another accountable to promote trust and transparency in support of our communities and collective purpose. In support of our diversity, equity and inclusion vision, we have developed a strategy and multi-year roadmap, prioritizing education, training and diversity hiring, and developed a global labor and human rights policy. Our executive team and senior leaders have received Unconscious Bias and Inclusive Leadership training. We list our job postings on state job banks and distribute them to community engaged veteran, minority, women and diversity organizations as well as other targeted diversity sites. We are committed to evaluating our people processes to ensure we are attracting, developing, promoting and retaining diverse talent.

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

Employees

As of December 31, 2023, we had 712 employees, of which 711 are full-time and one is part-time. All of our employees are based in the U.S. except for 11 employees based in England. None of our employees are represented by a labor union, and we consider our current employee relations to be good.

Available Information
Our corporate website is located at www.pacira.com. We file reports and other information with the United States Securities and Exchange Commission, or SEC, as required by the Exchange Act, which are accessible on the SEC’s website at www.sec.gov. We also make available free of charge through our corporate website our Annual Report, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our corporate website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 34

regularly use our corporate website to post information regarding our business, product development programs and corporate governance, and we encourage investors to use our website, particularly the information in the sections entitled “Investors” and “News,” as a source of information about us. The foregoing references to our corporate website are not intended to, nor shall they be deemed to, incorporate information on our corporate website into this Annual Report by reference, and the inclusion of our website address in this Annual Report is an inactive textual reference only and is not intended to be an active link to our corporate website.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 35

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
We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was first approved by the FDA on October 28, 2011 and commercially launched in April 2012. EXPAREL was approved by the EC (which included the U.K.) on November 16, 2020. During 2023, sales of EXPAREL accounted for 80% of our total revenue, and we expect EXPAREL sales will remain of primary importance for the foreseeable future. We added ZILRETTA to our product portfolio upon completing the Flexion Acquisition in November 2021 and it accounted for 16% of our total revenue in 2023. Our success primarily depends on our ability to continue to effectively commercialize EXPAREL and ZILRETTA. Our ability to effectively generate revenues from EXPAREL and ZILRETTA will depend on our ability to, among other things:
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
•appropriately prepare the market to take advantage of EXPAREL reimbursement for Medicare patients receiving surgery in the outpatient setting beginning in 2025;
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
EXPAREL has been a commercialized drug since April 2012. We continue to expend significant time and resources to train our sales force to be credible and persuasive in convincing physicians, hospitals and ASCs to use EXPAREL. In addition, we also must train our sales force to ensure that a consistent and appropriate message about EXPAREL is delivered to our potential customers. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers about the benefits and risks of EXPAREL and its proper administration, our efforts to successfully commercialize EXPAREL could be put in jeopardy, which could have a material adverse effect on our future revenues and profits.
In addition to our extensive internal efforts, the successful commercialization of EXPAREL requires many third parties, over whom we have no control, to continue to utilize EXPAREL. These third parties include physicians and hospital pharmacy and therapeutics committees (“P&T committees”). Generally, before we can attempt to sell EXPAREL in a hospital, EXPAREL must be approved for addition to that hospital’s list of approved drugs, or formulary list, by the hospital’s P&T committee. A
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 36

hospital’s P&T committee typically governs all matters pertaining to the use of medications within the institution, including the review of medication formulary data and recommendations for the appropriate use of drugs within the institution to the medical staff. The frequency of P&T committee meetings at hospitals varies considerably, and P&T committees often require additional information to aid in their decision-making process. Therefore, we may experience substantial delays in obtaining formulary approvals. Additionally, hospital pharmacists may be concerned that the cost of acquiring EXPAREL for use in their institutions will adversely impact their overall pharmacy budgets, which could cause pharmacists to resist efforts to add EXPAREL to the formulary, or to implement restrictions on the usage of EXPAREL or to encourage use of a lower cost dose than a surgeon or anesthesiologist would otherwise choose in order to control costs. Implementation of the NOPAIN Act in January 2025, which will provide for separate reimbursement of qualifying non-opioids, like EXPAREL, administered during surgical procedures in the outpatient environment, is a significant policy advancement aimed at alleviating cost concerns for the Medicare population; however, we cannot guarantee that we will be successful in obtaining the approvals we need from enough P&T committees quickly enough to optimize hospital sales of EXPAREL. Even if we obtain hospital formulary approval for EXPAREL, physicians must still prescribe EXPAREL for its commercialization to be successful.
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
•the availability of adequate coverage or reimbursement by third parties, such as insurance companies and other healthcare payers, and by government healthcare programs, including Medicare and Medicaid, although implementation of the NOPAIN Act in January 2025 will provide Medicare coverage for separate reimbursement of qualifying opioids like EXPAREL;
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 37

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 38

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
We are continuing to build our commercial infrastructure for the marketing, sale and distribution of pharmaceutical products. In order to continue commercializing our products effectively, we must continue to build our marketing, sales and distribution capabilities. The establishment, development and training of our sales force and related compliance plans to market our products is expensive and time consuming. In the event we are not successful in further developing our marketing and sales infrastructure, we may not be able to continue to successfully commercialize our products, including markets outside the U.S., which would limit our ability to generate additional product revenues.
In addition to our internal marketing and sales efforts, we have entered into agreements with third-party distributors to promote and sell EXPAREL in certain territories. For example, we previously had a co-promotion agreement with DePuy Synthes Sales, Inc. to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market which we
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 39

terminated effective January 2021. Additionally, in March 2020, Flexion entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd. for the development and commercialization (other than manufacturing) of ZILRETTA in Greater China. In July 2022, we submitted a letter to HK Tainuo associated with this license agreement seeking a mutual decision to end the licensing agreement and made a $13.0 million termination payment to HK Tainuo in January 2023. For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein. There can be no assurance that such distributors and promoters will be successful in marketing and promoting our products.
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
We rely on third parties to perform many essential services for EXPAREL, ZILRETTA and iovera° and will rely on third parties for any other products that we commercialize. If these third parties fail to perform as expected or fail to comply with legal and regulatory requirements, our ability to commercialize EXPAREL, ZILRETTA and iovera° will be significantly impacted and we may be subject to regulatory sanctions.
We have entered into agreements with third-party service providers to perform a variety of functions related to the manufacture, sale and distribution of EXPAREL, ZILRETTA and iovera°, key aspects of which are out of our direct control. These service providers provide key services related to manufacturing our products, customer service support, warehousing and inventory program services, distribution services, contract administration and chargeback processing services, accounts receivable management and cash application services, financial management and information technology services. In addition, our finished goods inventory is stored at three warehouses maintained by two service providers. We substantially rely on these providers as well as other third-party providers that perform services for us, including entrusting our inventories of products to their care and handling. If these third-party service providers fail to comply with applicable laws and regulations, fail to meet expected deadlines or otherwise do not carry out their contractual duties to us, or encounter physical or natural damage at their facilities, our ability to deliver product to meet commercial demand would be significantly impaired. In addition, we may engage third parties to perform various other services for us relating to adverse event reporting, safety database management, fulfillment of requests for medical information regarding our product candidates and related services. If the quality or accuracy of the data maintained by these service providers is insufficient, we could be subject to regulatory sanctions.
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
As of December 31, 2023, we had 712 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL, ZILRETTA, iovera° or any of our product candidates or products we acquire or in-license. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly in marketing positions, due to competition for personnel among pharmaceutical and medical device businesses, and the failure to do so could have a significant negative impact on our future product revenues and business results. Our need to effectively manage our operations, growth and various projects requires that we:
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 40

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
We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical, medical device and other businesses, as well as universities, non-profit research organizations and government entities, particularly in and around Tampa, Florida; San Diego, California; northern New Jersey/New York City metro and Houston, Texas. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
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
Competition for highly skilled personnel, including management and commercial, scientific and clinical personnel, is extremely competitive, particularly in and around Tampa, Florida; San Diego, California; northern New Jersey/New York City metro and Houston, Texas. While we offer remote work arrangements, which allows us to recruit employees residing outside of the geographic areas we operate in, we have experienced—and may continue to experience—some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing policies. We periodically review our compensation levels and employee benefits to ensure they remain competitive and have increased them when we believe market conditions warrant it. We may need to further increase our existing compensation levels and employee benefits in response to competition or labor shortages, which would increase our operating costs and reduce our margins. Furthermore, a sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation, such as that initially caused by the COVID-19 pandemic, or as a result of general macroeconomic factors, could lead to increased costs, which could negatively affect our ability to efficiently operate our overall business and have other adverse effects on our results of operations and financial condition. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in our industry, often consider the value of any stock-based compensation they may receive in connection with their employment. Any significant volatility in the price of our common stock may adversely affect our ability to attract or retain highly skilled and technical personnel.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 41

If we fail to successfully execute the transition of David Stack, our former Chief Executive Officer and Chairman, and the integration of Frank D. Lee, our new Chief Executive Officer, we may not be able to execute our business strategy.
In September 2023, David Stack, our former Chief Executive Officer and Chairman, announced that he intended to retire as Chief Executive Officer and as a member of the Board effective immediately upon the appointment of his successor as Chief Executive Officer in order to ensure a smooth transition of leadership. On December 21, 2023, we announced that Frank D. Lee would succeed Mr. Stack as our Chief Executive Officer effective January 2, 2024.
Our success depends in a large part upon the leadership of our Chief Executive Officer, which is critical to, among other things, our mission, strategic direction, culture, products and technologies. Leadership transitions can be inherently difficult to manage. An inadequate transition to a new Chief Executive Officer may cause disruption within the Company, adversely affecting our financial performance and ability to meet our operational goals and strategic plans. In addition, the departure of Mr. Stack will result in a loss of institutional knowledge. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. The ability of our new Chief Executive Officer, Frank D. Lee, to quickly adapt to and understand our business, operations and strategic plans will be critical to our ability to make informed decisions about our strategic direction and operations. Management turnover also inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take time to find a candidate or multiple candidates that meet our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer. Furthermore, while we have succession plans in place and we have employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.
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
We have limited product liability insurance coverage for our products and our clinical trials with a $10.0 million annual aggregate coverage limit. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer, including our indemnification obligations to other parties. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage on acceptable terms, at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We intend to expand our insurance coverage to include the sale of additional commercial products upon regulatory approval for our product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing, or at all. On occasion, large judgments have been awarded in class action lawsuits based on drugs or medical devices that had unanticipated side effects. A successful product liability claim or series of claims brought against us could cause the price of our common stock to fall and, if judgments exceed our insurance coverage, could decrease our cash balance and adversely affect our business.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 42

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
In addition to expanding our internal manufacturing facilities, we may enter into arrangements with third parties to supply, manufacture, package, test and/or store EXPAREL, ZILRETTA, iovera° or our product candidates, such as our manufacturing arrangements with Thermo Fisher and Carlisle. Entering into such arrangements requires testing and compliance inspections, regulatory agency approvals and development of the processes and facilities necessary for the production of our products. Such arrangements also involve additional risks, many of which would be outside of our control. Such risks include disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of such third-party manufacturers to comply with CGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing processes, loss of control of our complex manufacturing processes, inabilities to fulfill our commercial needs and financial risks in connection with our investment in setting up a third-party manufacturing process, such as the substantial capital outlays that were required by us to assist in setting up our manufacturing process at Thermo Fisher’s facility in Swindon, England.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 43

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
Our San Diego facilities in California, the Thermo Fisher facility in Swindon, England and the Carlisle facility in Tijuana, Mexico are also subject to the risks of a natural or man-made disaster, including storms, earthquakes, floods and fires, or other business disruptions. In addition, we have obtained limited property and business interruption insurance coverage for our manufacturing sites in San Diego, England and Mexico. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for EXPAREL, ZILRETTA or iovera° if there were a catastrophic event or failure of our current manufacturing systems. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, would be very time consuming and could be expensive. An inability to continue manufacturing adequate supplies of EXPAREL, ZILRETTA or iovera° at our facilities could result in a disruption in the supply of these products to our customers and partners and a breach of our contractual obligations to such counterparties.
Our co-production and other agreements with Thermo Fisher may involve unanticipated expenses and delays.
We and Thermo Fisher have entered into a Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement. Under these agreements, Thermo Fisher undertook certain technical transfer activities and construction services to prepare their Swindon, England facility for the manufacture of EXPAREL. We agreed with Thermo Fisher, among other things, to provide them with the process equipment necessary to manufacture EXPAREL at this facility.
Prior to the Flexion Acquisition, Flexion and Thermo Fisher entered into the ZILRETTA Manufacturing and Supply Agreement and the ZILRETTA Technical Transfer and Service Agreement related to the manufacture of ZILRETTA at the same Thermo Fisher site in Swindon, England where our EXPAREL suites are located. Thermo Fisher agreed to undertake certain transfer activities and construction services needed to prepare its facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. Flexion provided Thermo Fisher with certain equipment and materials necessary to manufacture ZILRETTA at this facility.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 44

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
We may also experience additional disruptions that could severely impact our supply chain, such as those caused by the COVID-19 pandemic, which would disrupt our clinical trials and commercialization efforts. To the extent that our vendors are unable to comply with their obligations under our agreements or cannot deliver goods or services timely, our ability to continue meeting commercial demand for our products or advancing development of our product candidates may become impaired. Furthermore, raw materials and supplies needed to manufacture COVID-19 vaccines were backed by government mandate orders, which previously impacted our suppliers’ ability to supply critical raw materials for our products. There can be no assurances that future government mandates will not occur or that critical raw materials will not be prioritized for other products.
Supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.
We rely on international shipping to receive certain raw materials and to transport our products to their various geographic markets. Delays in shipping may cause us to use more expensive expedited freight methods to ship our products or receive raw materials. For example, the COVID-19 pandemic and related governmental actions had also caused delays in shipments, which may persist despite the end of the federal COVID-19 public health emergency declaration in May of 2023. During the COVID-19 pandemic, we experienced increased lead-times for obtaining raw materials, including those caused by temporary closures and worker shortages. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in further increases in freight costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand and strained relationships with customers—including wholesalers. Failure to adequately procure raw materials or equipment or produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand and strained relationships with our customers—including wholesalers. Despite our actions to mitigate these impacts and the pressures related to the COVID-19 pandemic having eased, we may still be impacted by global logistics challenges in the future.
Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.
Our operations have been, and may continue to be, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times and increased freight costs caused, in part, by the recent COVID-19 pandemic, the uncertain economic environment and macroeconomic trends. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Similarly, if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. We expect the situation to remain fluid as foreign exchange rates fluctuate and as inflationary pressure continues.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 45

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 46

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
All of our drug and medical device products are prone to the risks of failure inherent in development. Clinical trials of new drug and medical device products sufficient to obtain regulatory approval are expensive and take years to complete. We may not be able to successfully complete clinical testing within the time frame we have planned, or at all. We may experience numerous unforeseen events during, or as a result of, the clinical trial process which could delay or prevent us from receiving regulatory approval or commercializing our products. In addition, the results of preclinical studies and early-stage clinical trials of our products do not necessarily predict the results of later-stage clinical trials. Later-stage clinical trials may fail to demonstrate that a product is safe and effective despite having progressed through initial clinical testing. Even if we believe the data collected from clinical trials of our products is promising, such data may not be sufficient to support approval by regulatory agencies. Preclinical and clinical data can be interpreted in different ways, and results generated in our completed clinical trials do not ensure that any future clinical trials will be successful or consistent with the results generated in previous trials.
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
Our dependence on contract research organizations could result in delays in and additional costs for our drug or medical device development efforts.
We may rely on CROs to perform preclinical testing and clinical trials for drug or medical device candidates that we choose to develop without a collaborator. If the CROs that we hire to perform our preclinical testing and clinical trials or our collaborators or licensees do not meet deadlines, do not follow proper procedures or a conflict arises between us and our CROs, our preclinical testing and clinical trials may take longer than expected, may be delayed or may be terminated. If we were forced to find a replacement CRO to perform any of our preclinical testing or clinical trials, we may not be able to find a
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 47

suitable replacement on favorable terms, if at all. Even if we were able to find another CRO to perform a preclinical test or clinical trial, any material delay in a test or clinical trial may result in significant additional expenditures that could adversely affect our operating results. Events such as these may also delay regulatory approval for our drug or medical device candidates or our ability to commercialize our products.
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
From time to time, we are called upon to defend ourselves against lawsuits relating to our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. See Note 20, Commitments and Contingencies, to our consolidated financial statements included herein for information about our legal proceedings. An unfavorable outcome in these or other proceedings could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention and resources from our operations that are needed to successfully run our business and also result in substantial legal fees. In addition, if our stock price is volatile, we may become involved in securities class action lawsuits in the future.
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
The marketing, labeling, advertising and promotion of prescription drugs and medical devices is strictly regulated. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. According to these regulations, companies may not promote drugs or medical devices for “off-label” uses—that is—uses that are not consistent with the product’s labeling and that differ from those that were approved by the FDA, EMA, MHRA or other regulatory agency. For example, the FDA-
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 48

approved label for EXPAREL does not include an indication in obstetrical paracervical block anesthesia. In addition to the FDA approval required for new formulations or device enhancements, any new indication for an approved product also requires FDA approval. If we are not able to obtain regulatory approval for any desired future indications for our products and product candidates, our ability to effectively market and sell our products may be reduced and our business may be adversely affected.
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
For example, in September 2014, we received a warning letter from the FDA’s Office of Prescription Drug Promotion (OPDP) pertaining to certain promotional aspects of EXPAREL. We took actions to immediately address the FDA’s concerns and minimize further disruption to our business. Ultimately, however, in September 2015, we, along with two independent physicians, filed a lawsuit in federal court against the FDA and other governmental defendants seeking to exercise our lawful rights to communicate truthful and non-misleading information about EXPAREL. The complaint outlined our belief that the FDA’s warning letter received in September 2014 and regulations restricting our truthful and non-misleading speech about EXPAREL violated the Administrative Procedure Act and the First and Fifth Amendments of the U.S. Constitution. The lawsuit sought a declaration and injunctive relief to permit us to promote EXPAREL consistent with its approved indication and pivotal trials that supported FDA approval. On December 15, 2015, we announced that the FDA had formally withdrawn the September 2014 Warning Letter via a “Rescission Letter,” and that the FDA and Pacira had reached an amicable resolution of the lawsuit. As part of the resolution of this matter, the FDA confirmed that EXPAREL was broadly approved for “administration into the surgical site to produce postsurgical analgesia” in a variety of surgeries not limited to those studied in its pivotal trials. The FDA also approved a labeling supplement for EXPAREL that further clarified that EXPAREL was not limited to any specific surgery type or site, that the proper dosage and administration of EXPAREL is based on various patient and procedure-specific factors, that there was a significant treatment effect for EXPAREL compared to placebo over the first 72 hours in the pivotal hemorrhoidectomy trial and that EXPAREL may be admixed with bupivacaine, provided certain medication ratios are observed. The Warning Letter and labeling supplement only applied to the infiltration indication that was approved at that time, and does not apply to the interscalene brachial plexus nerve block indication subsequently approved by the FDA in April 2018, the use of EXPAREL in patients six years of age and older for single-dose infiltration to produce postsurgical local analgesia that was approved by the FDA in March 2021 and the indications for adductor canal block and sciatic nerve block in the popliteal fossa that were FDA approved in November 2023. We and the FDA agreed that, in future interactions, the parties will deal with each other in an open, forthright and fair manner.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 49

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
The FDA, as a condition of the EXPAREL NDA approval on October 28, 2011, has required us to study EXPAREL in pediatric patients as a post-marketing requirement. We have agreed to a trial timeline where we will study successive pediatric patient subpopulations. In December 2019, we announced positive results for our extended pharmacokinetic and safety study for local analgesia in children aged 6 to 17 undergoing cardiovascular or spine surgeries. Those positive results provided the foundation for an sNDA submission which was approved by the FDA in March 2021. Additionally, we are in negotiations with the FDA and EMA for clarity on other pediatric study obligations for children aged zero to less than six years old, and in October 2023, received notification from the FDA that our pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients. These trials will be expensive and time consuming and we are required to meet the timelines for submission of protocols and data and for completion as agreed with the FDA and EMA, and we may be delayed in meeting such timelines. We are required to conduct these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective. The failure to conduct these pediatric trials or to meet applicable deadlines could result in the imposition of sanctions, including, among other things, issuance of warnings letters or imposition of seizures or injunctions. For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 50

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 51

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
•fines and other monetary penalties;
•criminal prosecutions; and
•unanticipated expenditures.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 52

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
Further, barring separate reimbursement for qualifying non-opioids administered to Medicare surgical patients in the outpatient setting as mandated by NOPAIN beginning in January 2025, we believe that future coverage and reimbursement will likely be subject to increased restrictions both in the U.S. and in international markets, as federal, state and foreign governments continue to propose and pass new legislation designed to reduce or contain the cost of healthcare. Third-party coverage and reimbursement for our products or product candidates for which we receive regulatory approval may not be available or adequate in either the U.S. or international markets, which could have a negative effect on our business, results of operations, financial condition and prospects.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 53

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 54

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
In February 2023, eVenus filed its first amended answer to the first amended complaint, alleging patent invalidity, non-infringement and inequitable conduct. We have denied the allegations in eVenus’s first amended answer. We have subsequently voluntarily dismissed our claims with respect to the ’336 Patent. The trial on the remaining claim occurred in February 2024 with a decision expected to be reached late in the first half of 2024.
In April 2023, we filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ’348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ’348 patent as well as our other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691.The parties have subsequently dismissed all patents other than the ’348 patent from this litigation.
We are unable to predict the outcome of these litigations at this time.
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
Furthermore, the earliest patent family for iovera° is scheduled to expire in December 2025, thereby opening the door for competitors to copy some of our early technology. This early patent family is primarily focused on treating cosmetic defects that are no longer the focus of iovera°, but the underlying technology is nonetheless relevant enough for there to be appreciable overlap.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 55

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
Some of our older patents have already expired. In the case of EXPAREL, the European and U.S. patents protecting the formulation of EXPAREL expired in 2018. An existing formulation patent for EXPAREL expired in November 2013. An existing formulation patent for EXPAREL expired in the U.S. in 2013 and its equivalents in Canada, Germany, France, Spain, Italy and the U.K. expired in 2014. In Europe, manufacturers qualify for 8 years of data exclusivity upon marketing authorization approval and an additional two years of market exclusivity, for a total of 10 years of regulatory exclusivity. Our earliest patent family for iovera° is scheduled to expire in December 2025, though that patent family is primarily focused on treating cosmetic defects that are no longer the focus of iovera°. Once our patents covering EXPAREL, ZILRETTA and iovera° have expired, we will be more reliant on trade secrets to protect against generic competition.
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
In order to protect the goodwill associated with our company and product names, we rely on trademark protection for our marks. We have registered the “Pacira,” “EXPAREL,” “ZILRETTA” and “iovera°” marks with the USPTO. A third-party may assert a claim that one of our marks is confusingly similar to its mark, and such claims or the failure to timely register a mark or
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 56

objections by the FDA or other regulatory agency could force us to select a new name for one of our product candidates, which could cause us to incur additional expense or delay the commercialization of such product.
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
Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the TLA Term Loan (as defined below), the 0.750% convertible senior notes due 2025, or 2025 Notes, issued in our private offering completed on July 10, 2020, and Flexion’s 3.375% Convertible Senior Notes due 2024, or Flexion 2024 Notes, and, together with the 2025 Notes, the Notes, each as described below, or to make cash payments in connection with any conversion of the 2025 Notes or Flexion 2024 Notes (if applicable) depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 57

capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
On March 31, 2023, we entered into a credit agreement (the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders, to refinance the indebtedness outstanding under our TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and is scheduled to mature on March 31, 2028, subject to certain exceptions set forth in the TLA Credit Agreement.
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
As of December 31, 2023, our total consolidated gross indebtedness was $411.1 million, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $116.6 million of principal outstanding on the TLA Term Loan and $8.6 million of principal outstanding on the Flexion 2024 Notes. See Note 11, Debt, to our consolidated financial statements included herein for more information. Additionally, our subsidiaries had no indebtedness (excluding trade payables, intercompany liabilities and income tax-related liabilities).
Our TLA Credit Agreement and the Indentures each impose significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities. A breach of any of those restrictive covenants may cause us to be in default under the TLA Credit Agreement and/or the Indentures, and our lenders could foreclose on our assets.
Our TLA Credit Agreement requires us to maintain certain financial covenants. A decline in our operating performance could negatively impact our ability to meet these financial covenants. If we breach any of these restrictive covenants, the lenders could either refuse to lend funds to us or accelerate the repayment of any outstanding borrowings under the TLA Credit Agreement. We may not have sufficient funds to repay such indebtedness upon a default or be unable to receive a waiver of the default from the lenders. If we are unable to repay the indebtedness, the lenders could initiate a bankruptcy proceeding or collection proceedings with respect to our assets, all of which secure our indebtedness under the TLA Credit Agreement.
The TLA Credit Agreement and the Indentures also contain certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: incur additional debt or issue preferred stock; sell, lease or transfer our assets; pay dividends on, and make other distributions on, or redeem or repurchase, our common stock; make certain capital expenditures and investments; guarantee debt or obligations; create certain liens; enter into transactions with our affiliates; and enter into certain merger, consolidation or other reorganization transactions. These restrictions could limit our ability to obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand potential downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 58

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash to the extent elected or to repurchase the Notes upon a fundamental change, and our future indebtedness may contain limitations on our ability to pay cash upon conversion of the Notes or limitations on our ability to repurchase the Notes.
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We have the option to pay the principal in cash, shares of our common stock, or any combination thereof. While it is our intention to pay the principal in cash, upon conversion of the Notes we will be required to make cash payments for each $1,000 in principal amount of Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or Notes being converted. The TLA Credit Agreement limits—and any credit facility or other agreement that we may enter into may limit our ability to make cash payments at the time of a fundamental change or upon conversion of the Notes. Further, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the applicable indenture or to pay any cash payable on future conversions of the Notes as required by the Indenture would constitute a default under the applicable indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing our TLA Credit Agreement or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.
Our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our TLA Credit Agreement and the Notes.
As of December 31, 2023, our total consolidated gross indebtedness was $411.1 million, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $116.6 million of principal outstanding on the TLA Term Loan and $8.6 million of principal outstanding on the Flexion 2024 Notes. See Note 11, Debt, to our consolidated financial statements included herein for more information. Subject to the limits contained in the TLA Credit Agreement and the Indentures, we may be able to incur substantial additional debt from time to time. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences, including the following:
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 59

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
As of December 31, 2023, our total consolidated gross indebtedness was $411.1 million, which consisted of $402.5 million of principal outstanding on the 2025 Notes, $116.6 million of principal outstanding on the TLA Term Loan and $8.6 million of principal outstanding on the Flexion 2024 Notes. See Note 11, Debt, to our consolidated financial statements included herein for more information on our indebtedness.
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
Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 28, 2024, the trading prices of our stock have ranged from $6.16 to $121.95 per share.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 60

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
In addition, certain of our executive officers and directors have established or may establish trading plans under Rule 10b5-1 of the Exchange Act (a “10b5-1 trading plan”), which provide for sales of shares of our common stock from time to time. Under a 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from the executive officer or director. A 10b5-1 trading plan may be amended or terminated in some circumstances. Our executive officers and directors also may buy or sell additional shares outside of a 10b5-1 trading plan when they are not in possession of material, nonpublic information. Refer to Item 9B. Other Information, for more information.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 61

Changes in global economic conditions, including, but not limited to, those driven by inflation, may adversely affect spending and the financial health of our customers and others with whom we do business, which may adversely affect our financial condition, results of operations and cash flows.
Uncertainty about current and future global economic conditions and inflation may cause patients to defer or cancel medical procedures. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, increased labor costs, declines in asset values, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues (such as the COVID-19 pandemic), or other economic factors, certain of which effects, including cost inflation and higher interest rates, we experienced in 2022 and 2023 and expect to continue to experience in 2024.
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
The U.S. Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may also increase economic uncertainty and negatively affect consumer spending. Similarly, the ongoing war in Ukraine and the Israel-Hamas war have created extreme volatility in the global capital markets and is expected to continue to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing (or refinancing) more difficult to obtain in a timely manner, or on favorable terms, more costly or more dilutive. Increased inflation rates have already, and may continue to, adversely affect us by increasing our costs, including labor costs, service costs and employee benefit costs. In addition, higher inflation and macro turmoil and uncertainty could also adversely affect our customers, which could reduce demand for our products.
Cumulatively, we have incurred significant losses since our inception and may incur additional losses in the future.
To date, we have focused primarily on developing and commercializing EXPAREL, and have since acquired iovera° and ZILRETTA. We recorded net income of $42.0 million, $15.9 million and $42.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $106.8 million. Prior losses, among other things, have had an adverse effect on stockholders’ equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we continue to incur significant sales, marketing and manufacturing expenses, as well as ongoing development expenses related to the commercialization of EXPAREL, ZILRETTA and iovera°. As a result, we had not been profitable prior to 2015 and were not again until 2020. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products and medical devices, we are unable to predict the extent of future losses, if any.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 62

A material impairment in the carrying value of our goodwill or intangible assets could negatively affect our results of operation and financial condition.
A significant portion of our total assets is comprised of goodwill and other intangible assets. Pursuant to U.S. generally accepted accounting principles, we are required to assess our goodwill and indefinite-lived intangible assets for impairment. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment exists. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are recorded at cost, net of accumulated amortization. Indefinite-lived intangible assets are not amortized and are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment exists. Impairment charges are recognized to the extent the carrying value exceeds its fair value. At December 31, 2023, the carrying value of our goodwill was $163.2 million and the carrying value of our intangible assets, net of accumulated amortization, was $483.3 million. If the carrying value of these assets exceeds their current estimated fair value, the assets would be considered impaired, and this would result in a noncash charge to our statement of operations, which could be material. Events and conditions that could result in an impairment include but are not limited to: changes in assumptions regarding future revenue or cash flow forecasts, a sustained drop in the market price of our common stock, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions or declining financial performance in comparison to projected results.
For example, in 2022, we recognized a $26.1 million impairment charge related to an intangible asset for acquired in-process research and development related to ZILRETTA for the treatment of OA pain of the shoulder, driven by facts and circumstances revealed in the fourth quarter of 2022 that suggested the fair value reduction in this intangible asset was driven by later timelines for the completion of clinical trials impacting revenue forecasts, among other factors. For additional information, see Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein. Further changes to the assumptions regarding the future fair values of our goodwill and intangible assets could result in additional impairment charges in the future, which could be significant.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 63

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
•regulatory developments, lawsuits and investigations affecting EXPAREL, ZILRETTA, iovera° or the product candidates of our competitors; and
•the impact of macroeconomic developments, such as general political, health and economic conditions, including those resulting from the war in Ukraine and the Israel-Hamas war, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 64

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
We have significant state net operating loss, or NOL, carryforwards and federal and state research and development tax credit carryforwards. Our NOL carryforwards and research and development tax credits may expire and not be used. Our state NOL carryforwards will begin expiring in 2028 if we have not used them prior to that time. We do not have any remaining Federal NOLs carried forward. The non-U.S. NOLs do not expire. Additionally, our ability to use certain NOLs to offset taxable income in the future will be limited under Internal Revenue Code Section 382 because we experienced cumulative changes in ownership of more than 50% within a three-year period. Such ownership changes were triggered by the cumulative ownership changes arising as a result of the initial acquisition of the Company’s stock in 2007 and the completion of our initial public offering in February 2011 and our other financing transactions. Additionally, on November 19, 2021, we completed the Flexion Acquisition which also triggered an ownership change. Because of these ownership changes, we will be limited regarding the amount of NOL carryforwards that we can utilize annually in the future to offset taxable income. Such an annual limitation may significantly reduce the utilization of the NOLs before they expire.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 65

Risks Related to Information Technology, Cybersecurity and Data Privacy
We face risks related to cybersecurity threats and incidents.
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
Finally, the SEC has adopted new rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as disclose the occurrence of material cybersecurity incidents. We cannot predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules and regulations may also require us to report a cybersecurity incident before we have been able to fully assess its impact or remediate the underlying issue. Efforts to comply with such reporting requirements could divert management’s attention from our incident response and could potentially reveal system vulnerabilities to threat actors. Failure to timely report incidents under these or other similar rules could also result in monetary fines, sanctions or subject us to other forms of liability. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 66

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
A pandemic, epidemic or outbreak of an infectious disease, including the lingering impact of the COVID-19 pandemic (despite the end of the federal COVID-19 public health emergency declaration in May of 2023), or other public health crisis, could have a material adverse effect on our business, financial condition and operations, including but not limited to our revenue and cash flows, including potential decreases in sales, manufacturing issues, supply chain issues, including, but not
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 67

limited to, staffing shortages, cost inflation and shipping delays, and delays in payments by our customers. For example, during 2020, our net product sales were negatively impacted by the COVID-19 pandemic due to the significant postponement or suspension in the scheduling of elective surgical procedures resulting from public health guidance and government directives. New or prolonged suspensions of elective surgeries by governmental restrictions or action would cause net sales of our products to decrease. In addition, health concerns from a pandemic, epidemic or outbreak of an infectious disease or negative economic conditions, could cause patients and clinicians to cancel or defer elective procedures or otherwise avoid medical treatment, which would result in reduced patient volumes and revenues and could potentially continue over an extended period of time.
Business disruptions could include disruptions or restrictions to our workforce, including the ability of our sales teams to interact with our customers and healthcare professionals to educate them on the benefits of our products and perform typical sales activities. For example, the COVID-19 pandemic had significantly impacted the ability of our sales representatives to access customers and healthcare professionals through personal interactions within the healthcare setting, including hospitals and ASCs. With the reopening of many states, the ability of our sales representatives to renew their in-person engagement efforts, in conjunction with remote efforts, has occurred across all sites of care, with more focus on physician offices and ASCs. In addition, any temporary closures of our manufacturing facilities or the facilities of our suppliers and contract manufacturers (and the resulting impact on production or our products) or the workforce at such facilities, could cause delays in the shipment or production of our products. If our customers experience disruptions to their businesses and cash flows, we could experience delays or difficulties with the collection of our accounts receivable. Any sustained impacts and business disruptions to our facilities or workforce, our customers, our suppliers, or our contract manufacturers would likely adversely impact our cash flows, sales and operating results.
The significant increase in the number of our employees who are working remotely as a result of the pandemic, and an extended period of remote work arrangements and subsequent reintroduction into the workplace could introduce operational risk, strain our business continuity plans, negatively impact productivity and/or collaboration, and give rise to claims by employees or otherwise adversely affect our business. Additionally, a pandemic or other public health emergencies could require new or modified processes, procedures and controls to respond to changes in our business environment. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by a pandemic or other public health emergencies.
In addition, a pandemic or other public health emergency could, among other things, cause global macroeconomic uncertainty, disrupt consumer spending and supply chains, contribute to various global shipping delays and port congestions and create significant volatility and disruption of financial markets.
Ultimately, the extent to which future public health crises could impact our business is difficult to predict and will depend on many factors beyond our control, including the speed of contagion, the development and implementation of effective preventative measures and possible treatments, the scope of governmental and other restrictions on elective surgeries, travel and other activity through quarantines/social distancing and other measures, the timing of effective vaccines becoming widely available and accepted by the public, public reactions to these factors and more.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 68

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
The effects of climate change, natural disasters such as earthquakes, wildfires, hurricanes, tornadoes, droughts, tsunamis or other adverse weather events and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, such as availability of raw materials, increased manufacturing costs and disruptions to productivity of our manufacturing operations, changes in consumer preferences or spending priorities, and energy shortages, have in the past and could in the future harm or disrupt our operations or the operations of our vendors, other suppliers, or customers, or result in economic instability that may negatively impact our operating results and financial condition. Additionally, certain catastrophes may not be covered by our general insurance policies, which could result in significant unrecoverable losses. Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or others in our supply chain are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
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
•import or export regulations;
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 69

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
•political or social unrest, including but not limited to the war in Ukraine and the Israel-Hamas war, economic instability, repression, or human rights issues; and
•risks related to other government regulation or required compliance with local laws.
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
Item 1B.   Unresolved Staff Comments
None.

Item 1C.   Cybersecurity
We are subject to cybersecurity threats that could have a material adverse impact on our results of operations, financial condition and cash flows, as well as our operations—including our manufacturing and marketing capabilities. We operate a risk-based cybersecurity program which is designed to: (i) ensure the security, confidentiality, integrity and availability of our information and systems; (ii) protect against anticipated or actual cyber threats to our information and systems; and (iii) protect against unauthorized access and/or use of our information and systems. Overall cybersecurity risk reporting is integrated with our enterprise risk management program, is included in discussions with the Audit Committee of our board of directors and disclosed where appropriate. Our information technology and cybersecurity function is headed by our Chief Administrative Officer, or CAO, and Vice President of Information Technology, who are responsible for managerial oversight of our cybersecurity program. Our CAO reports directly to our Chief Executive Officer and our Vice President of Information Technology reports directly to our CAO.
We utilize a layered approach in assessing, identifying, evaluating and managing material risks from cybersecurity threats, and leverage outside partners to gain intelligence on threats. We take input from industry activities, third party assessments and internal simulations and continuously adjust our protection mechanisms to be effective. We also assess operational and data security risks associated with our use of third-party service providers, understanding where failure points may exist within our supply chain operations and data protections. If we learn of a cybersecurity incident at a third-party service provider, our information technology department will maintain communication with that third-party service provider and communicate any cybersecurity incidents to the Vice President of Information Technology and CAO. All Pacira employees receive information security training (including data protection and fraud awareness) on an annual basis, and we use state-of-the-art technology to monitor systems for anomalous behavior. We also require employees in certain roles to complete additional role-based, specialized cybersecurity trainings. In the event an incident were to occur, a Security Incident Response Team would be convened that consists of members from many functions, including legal counsel, the Vice President of Information Technology and the CAO.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 70

Our board of directors has the ultimate oversight of the Company’s risks—including cybersecurity risks—with our Audit Committee assisting the board in their oversight of cyber and information security risks. Members of management that possess information security certifications and many years of experience work with our legal, finance and corporate governance functions to identify, define and report cybersecurity risks, policies and procedures and incident response plans. The Audit Committee receives updates on our cybersecurity program from management on a quarterly basis and more frequently as determined to be necessary or advisable. Updates to the Audit Committee include policies, processes, procedures and any significant developments related to the identification, mitigation and remediation of cybersecurity risks, as well as effectiveness and changes in our ability to monitor, protect, detect and respond to incidents, risk reviews and industry news briefings. The Audit Committee also ensures that management provides a cyber and information security update to the board at least annually. Finally, in the event a material cybersecurity incident were to occur, the CAO and Vice President of Information Technology would brief the Audit Committee which would then be responsible for assessing the materiality of the incident and making the determination of materiality and any related disclosure.
We face a number of cybersecurity risks in connection with our business. Although we have numerous controls to protect against common attacks, some attacks may still be effective. Our controls are designed to detect, triage and eradicate these attacks. While we carry a cyber insurance policy to help cover investigation and mitigation expenses, it may be subject to limitations and be insufficient to cover all expenses that may result from a cybersecurity incident. Although the risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, such incidents could have a material adverse effect in the future as cyberattacks continue to increase in frequency and sophistication.
For more information about the cybersecurity risks and other information technology and data privacy risks we face, see Item 1A. Risk Factors and the subsection titled Risks Related to Information Technology, Cybersecurity and Data Privacy.

Item 2.    Properties
We occupy three facilities totaling approximately 195,000 square feet at our Science Center Campus in San Diego, California. We use these facilities for research and development, manufacturing, general and administrative purposes and the storage of inventory and raw materials. Our manufacturing facility where we produce EXPAREL and iovera° handpieces and our mixed-use research and development property leases both expire in June 2030 and our warehouse lease expires in August 2030. Our PIT of Tampa in Tampa, Florida, is an approximately 13,000 square-foot facility that supports a full range of educational events to advance clinician understanding of the latest local, regional and field block approaches for managing pain and reducing or eliminating exposure to opioids. Our principal executive offices and corporate headquarters are also located at the PIT of Tampa, and our lease expires in December 2026. The PIT of Houston, in Houston, Texas, is an approximately 19,000 square-foot facility similar to the PIT of Tampa, but that also features advanced ultrasound machines equipped with artificial intelligence, 3-D training software and professional medical lighting and in-ceiling cameras, both wet and dry laboratory space and a 125-seat lecture hall. The lease for the PIT of Houston expires in October 2027.
In addition, we maintain an administrative, commercial and business development office in Parsippany, New Jersey, where we occupy approximately 53,000 square feet under a lease expiring in March 2028. As part of the Flexion Acquisition, we assumed leases for approximately 42,000 square feet of office space in Burlington, Massachusetts under a lease that expires in April 2025 and is being partially subleased.

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

Item 3.    Legal Proceedings
We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For information related to Item 3. Legal Proceedings, refer to Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.

Item 4.    Mine Safety Disclosures
Not applicable.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 71

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded under the ticker symbol “PCRX” on the Nasdaq Global Select Market. As of February 28, 2024, we had 11 holders of record of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect the substantially greater amount of holders of shares in “street name,” whose shares are held of record by banks, brokers and other financial institutions.
Performance Graph
The following graph shows the value of an investment of $100.00 made on December 31, 2018—the last trading day of 2018—in each of Pacira BioSciences, Inc. (PCRX), the Nasdaq Composite Index (^IXIC), the Nasdaq Biotechnology Index (^NBI) and the S&P Pharmaceuticals Select Index (^SPSIPH). The three indices included are for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. All results assume the reinvestment of dividends, if any, and are calculated as of December 31st of each year. The historical stock price performance of our common stock and the indices shown in this performance graph is not necessarily indicative of future stock price performance.
Comparison of Five-Year Cumulative Total Returns
Among Pacira BioSciences, Inc., the Nasdaq Composite Index,
the Nasdaq Biotechnology Index and the S&P Pharmaceuticals Select Index

	Cumulative Total Return as of December 31,
	2018	2019	2020	2021	2022	2023
Pacira BioSciences, Inc. (PCRX)	$100.00	$105.30	$139.10	$139.87	$89.75	$70.39
Nasdaq Composite Index (^IXIC)	$100.00	$135.23	$194.24	$235.78	$157.74	$205.57
Nasdaq Biotechnology Index (^NBI)	$100.00	$124.41	$156.36	$155.37	$138.42	$127.49
S&P Pharmaceuticals Select Index (^SPSIPH)	$100.00	$124.75	$141.71	$125.78	$111.70	$100.63
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 72

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
This section of this Annual Report discusses year-to-year comparisons between 2023 and 2022, as well as other discussions of 2023 and 2022 items. We have omitted discussion of the year ended December 31, 2021 (the earliest of the three years covered by our consolidated financial statements presented in this Annual Report) as permitted by SEC regulations. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2022 and 2021 and other discussions of 2021 items can be found within Part II, Item 7, to our Annual Report for the year ended December 31, 2022, filed with the SEC on February 28, 2023, which is available on the SEC’s website at www.sec.gov and our corporate website at www.pacira.com. The foregoing reference to our corporate website is not intended to, nor shall it be deemed to, incorporate information on our corporate website into this Annual Report by reference, and the inclusion of our website address in this Annual Report is an inactive textual reference only and is not intended to be an active link to our corporate website.
Overview
As the therapeutic area leader in non-opioid pain management, our stated corporate mission is providing non-opioid pain management options to as many patients as possible and redefining the role of opioids for rescue therapy only. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is a long-acting, non-opioid option proven to manage postsurgical pain. EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Since its initial approval in 2011, more than 14 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc. in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular therapy that can provide major relief for OA knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the acquisition of MyoScience, Inc. in April 2019 (the “MyoScience Acquisition”), we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and the iovera° system are highly complementary products as long-acting, non-opioid therapies that alleviate pain.

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

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 73

Recent Highlights

•In December 2023, our Board of Directors appointed Frank D. Lee as Chief Executive Officer and a member of the Board. Mr. Lee brings more than three decades of global experience and a strong track record of product development and commercial leadership success across a wide range of therapeutic areas within the biotech and pharmaceutical industry. Most recently he served as Chief Executive Officer and member of the board of directors of Forma Therapeutics, Inc., or Forma, from March 2019 through its acquisition by Novo Nordisk A/S in October 2022. During his tenure at Forma, Mr. Lee transformed the company from an early-stage drug discovery company into one focused on the clinical development of lead assets in rare hematologic disorders and cancer. Prior to Forma, Mr. Lee spent 13 years at Genentech, Inc.—a member of the F. Hoffmann-La Roche AG—in a series of leadership positions of increasing scope and responsibility for delivering transformative medicines to patients.
•In November 2023, the FDA approved our sNDA to expand the EXPAREL label to include administration in adults as an adductor canal block and a sciatic nerve block in the popliteal fossa. The approval is supported by two successful randomized, double-blind, active-controlled, multicenter Phase 3 studies designed to evaluate the efficacy, safety, and pharmacokinetics of EXPAREL versus bupivacaine HCl.
One study evaluated EXPAREL as a single-dose adductor canal block and the second study evaluated EXPAREL as a single-dose sciatic nerve block in the popliteal fossa. Both studies met their primary endpoints by demonstrating a statistically significant reduction in cumulative pain scores from 0 to 96 hours compared with bupivacaine HCl (p<0.01). Additionally, EXPAREL achieved statistical significance for the studies’ secondary endpoint of reduced postsurgical opioid consumption (p<0.01). EXPAREL as a sciatic nerve block in the popliteal fossa also achieved statistical significance for the percentage of opioid-free subjects (p<0.01). In both studies, EXPAREL maintained a safety profile consistent with bupivacaine HCl. The data from the Phase 3 study supporting the indication for a single-dose sciatic nerve block in the popliteal fossa was published in the Journal of Clinical Anesthesia in February 2024.
•In November 2023, the USPTO issued Patent Nos. 11,819,574 and 11,819,575, claiming composition of EXPAREL prepared by an enhanced manufacturing process and composition of matter for EXPAREL, respectively. Each of these EXPAREL patents are listed in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”). These two patents are among the ten Orange Book listed patents that are now listed for EXPAREL, all with an expiration date of January 22, 2041.
•In February 2024, the FDA approved our sNDA for a 200-liter EXPAREL manufacturing suite at our Science Center Campus in San Diego, California. We expect to start selling commercial product manufactured in this 200-liter suite later this year, which will help drive a more favorable mix of commercial product sold and benefit EXPAREL gross margins over time.
•In February 2024, we announced that we were awarded a national group purchasing agreement for Brand Pharmaceuticals with Premier. Effective January 1, 2024, the new agreement allows Premier members, at their discretion, to take advantage of special pricing and terms pre-negotiated by Premier for EXPAREL. This collaboration is aimed at improving patient care and optimizing cost savings to healthcare organizations and will allow Premier members to access EXPAREL.

Global Economic Conditions and Inflation

Direct and indirect effects of global economic conditions have in the past, and may continue to, negatively impact our business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation which could, among other things, result in higher costs for labor, raw materials and services; cause our patients to defer or cancel medical procedures, thereby adversely impacting our revenues; and negatively impact our suppliers which could cause longer lead-times or the inability to secure a sufficient supply of materials. The current macroeconomic environment remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 74

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U. and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and Europe and (iv) sales of, and royalties on, our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Net product sales:
EXPAREL	$538,120	$536,899	0%
ZILRETTA	111,098	105,517	5%
iovera°	19,685	15,258	29%
Bupivacaine liposome injectable suspension	3,342	6,476	(48)%
Total net product sales	672,245	664,150	1%
Royalty revenue	2,733	2,673	2%
Total revenues	$674,978	$666,823	1%
EXPAREL revenue remained flat in 2023 compared to 2022, primarily due to an increase in gross vial volume of 4% versus 2022 and reduced by 1% due to a shift in sales mix. EXPAREL revenue was also impacted by a decrease of 3% in net selling price per unit related to enrolling EXPAREL in the 340B drug pricing program and expanding other contracting activities, partially offset by a January 2023 price increase.
ZILRETTA revenue increased 5% in 2023 compared to 2022, primarily due to an increase of 3% in kit volume and 2% in selling price per unit, net of customer discounting due to expanded contracting efforts.
Net product sales of iovera° increased 29% in 2023 versus 2022 primarily due to a 33% increase in Smart Tip volume and a 1% increase in selling price per Smart Tip.
Bupivacaine liposome injectable suspension revenue decreased 48% in 2023 versus 2022, and its related royalties increased 2%, primarily due to the sales mix of vial sizes and the timing of orders placed for veterinary use.

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
The following table provides information regarding cost of goods sold and gross margin during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Cost of goods sold	$184,669	$199,295	(7)%
Gross margin	73%	70%
Gross margin increased three percentage points in 2023 as compared to 2022 mainly due to lower inventory reserves, accelerated depreciation recorded in 2022 for certain machinery and equipment and lower royalty expense as discussed below, partially offset by a lower net selling price for EXPAREL largely as a result of enrolling in the 340B drug pricing program.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 75

On August 8, 2023, the U.S. District Court, District of Nevada, concluded we were no longer obligated to pay royalties to the Research and Development Foundation for EXPAREL made under the 45-liter manufacturing process. For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.

Research and Development Expenses
Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera° and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information expenses, registry expenses and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
The following table provides a breakout of our research and development expenses during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Clinical and preclinical development	$24,471	$45,615	(46)%
Product development and manufacturing capacity expansion	33,365	24,635	35%
Regulatory and other	9,727	7,953	22%
Stock-based compensation	8,694	6,594	32%
Total research and development expense	$76,257	$84,797	(10)%
% of total revenue	11%	13%
Total research and development expense decreased 10% in 2023 as compared to 2022.
Clinical and preclinical development expense decreased 46% in 2023 versus 2022 due to the completion of two EXPAREL lower extremity nerve block trials in bunionectomy and TKA in the third quarter of 2022 and toxicology studies that are near completion for product candidates, partially offset by start-up costs for the EXPAREL intrathecal, ZILRETTA shoulder and iovera° spasticity trials.
Product development and manufacturing capacity expansion expense increased 35% in 2023 versus 2022, primarily attributable to new product development costs related to PCRX-201 and the continued significant scale-up activities of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California, for which an sNDA for a 200-liter EXPAREL manufacturing suite was approved by the FDA in February 2024.
Regulatory and other research and development expenses increased 22% in 2023 versus 2022 due to increased enrollment and additional sites related to an observational registry study designed to assess clinical and patient reported outcomes in patients with pain associated with OA and TKA and increased medical information publications.
Stock-based compensation increased 32% in 2023 versus 2022 primarily due to the acceleration of stock compensation awards related to a terminated executive in 2023.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 76

tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.
The following table provides information regarding selling, general and administrative expenses during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Sales and marketing	$153,040	$144,996	6%
General and administrative	82,737	73,989	12%
Stock-based compensation	33,664	35,531	(5)%
Total selling, general and administrative expenses	$269,441	$254,516	6%
% of total revenue	40%	38%
Total selling, general and administrative expenses increased 6% in 2023 as compared to 2022.
Sales and marketing expense increased 6% in 2023 compared to 2022, driven by an increase in marketing investments in our products, including marketing EXPAREL’s newly approved indication for use as a lower extremity nerve block, educational initiatives and programs related to the impact of opioids and postsurgical pain management and our national advocacy campaign designed to educate patients about non-opioid treatment options. In 2023, we invested in strategic partnerships with sports organizations, such as the Ladies Professional Golf Association (LPGA) and National Football League Alumni Association (NFLA), to increase awareness of the availability and benefits of non-opioid options to manage acute and chronic pain for athletes, including postsurgical pain and knee OA. We expanded our investment in clinician training in the use of EXPAREL and iovera° at our training facility in Tampa, as well as the opening of our second training facility in Houston, Texas in January 2023. We also committed to a grant to the American Society of Anesthesiologists’ Charitable Foundation to advance the medical specialty of anesthesiology and pain medicine, facilitate best in-class clinician education and improve patient care.
In 2024, we expect to make further investments in our marketing strategy, particularly in preparation for the commencement of the NOPAIN Act, which will take effect beginning on January 1, 2025. These investments include programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams.
General and administrative expense increased 12% in 2023 versus 2022 primarily driven by legal fees attributable to ongoing litigation—for more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
Stock-based compensation decreased 5% in 2023 versus 2022 primarily due to the acceleration of stock compensation awards related to terminated executives in the prior year.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Amortization of acquired intangible assets	$57,288	$57,288	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 5, Flexion Acquisition, and Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 77

Contingent Consideration (Gains) Charges, Acquisition-related Charges and Other
The following table provides a summary of the costs related to contingent consideration, restructuring charges, acquisition-related charges and other activities during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Contingent consideration gains	$(3,424)	$(29,476)	(88)%
Acquisition-related charges	1,963	11,245	(83)%
Impairment of acquired in-process research & development	—	26,134	(100)%
Other	1,109	3,000	(63)%
Total contingent consideration (gains) charges, acquisition-related charges and other	$(352)	$10,903	N/A
In 2023, we recognized contingent consideration gains of $3.4 million due to a decrease in the fair value of the Flexion contingent consideration. The decrease was primarily due to adjustments in the assumption for the long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving the milestones. The impact of this assumption on the fair value was partially offset by a decrease to the assumed discount rate based on a significant improvement in our incremental borrowing rate resulting from the TLA Credit Agreement entered into in March 2023. In 2022, we recognized contingent consideration gains of $29.5 million primarily due to adjustments to near-term forecasts for the earnout period of the Flexion contingent consideration and a gain due to the reduced probability of meeting the MyoScience contingent consideration milestones by December 31, 2023—the expiration date for achieving those milestones. For more information, see Note 12, Financial Instruments and Note 18, Contingent Consideration (Gains) Charges, Acquisition-related Charges and Other, to our consolidated financial statements included herein.
In 2023, we recognized acquisition-related charges of $2.0 million related to vacant and underutilized leases assumed as part of the Flexion Acquisition. In 2022, we recognized acquisition-related charges of $11.2 million related to severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition.
In 2022, we recognized an impairment of $26.1 million for an acquired in-process research and development intangible asset related to ZILRETTA for the treatment of OA pain of the shoulder based on the amount its previous carrying value exceeded its fair value. See Note 9, Goodwill and Intangible Assets, for more information.
In 2023, we recognized other operating expenses of $1.1 million that included a restructuring plan in an effort to improve our operational efficiencies and recognized one-time employee termination benefits through a reduction of headcount. In 2022, we recognized other operating expense of $3.0 million related to the termination of a license agreement. See Note 20, Commitments and Contingencies, to our consolidated financial statements included herein for more information.
For more information, see Note 18, Contingent Consideration (Gains) Charges, Acquisition-related Charges and Other, to our consolidated financial statements included herein.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 78

Other Expense, Net
The following table provides information regarding other expense, net during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Interest expense	$(20,306)	$(39,976)	(49)%
Interest income	11,444	4,542	100% +
Loss on early extinguishment of debt	(16,926)	—	N/A
Other, net	(186)	(11,288)	(98)%
Total other expense, net	$(25,974)	$(46,722)	(44)%
Total other expense, net decreased 44% in 2023 versus 2022.
The 49% decrease in interest expense was primarily driven by entering into the TLA Term Loan (as defined below) in March 2023 in order to retire our term loan B facility and related credit agreement (the “TLB Term Loan”), and, to a lesser extent, the absence of our 2.375% convertible senior notes that matured in April 2022. For more information, See Note 11, Debt, to our consolidated financial statements herein.
Interest income significantly increased in 2023 versus 2022 due to higher interest rates and overall investment balances.
In conjunction with the entry into the TLA Credit Agreement (as defined below), we incurred a $16.9 million loss on early extinguishment of debt recognized as a result of the retirement of $287.5 million aggregate principal of our TLB Term Loan in 2023. For more information, See Note 11, Debt, to our consolidated financial statements herein.
Other, net expense for 2022 included a $10.0 million impairment of an equity investment.

Income Tax Expense (Benefit)
The following table provides information regarding our income tax expense (benefit) during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2023	2022
Income tax expense (benefit)	$19,746	$(2,607)	N/A
Effective tax rate	32%	(20)%
We recorded income tax expense of $19.7 million for the year ended December 31, 2023 and an income tax benefit of $2.6 million for the year ended December 31, 2022. The effective tax rate of 32% for the year ended December 31, 2023 differed from the U.S. statutory tax rate of 21% primarily due to non-deductible stock-based and executive compensation and non-U.S. valuation allowances, partially offset by tax credits. The effective tax rate of (20)% for the year ended December 31, 2022 differed from the U.S. statutory tax rate of 21% due to non-taxable contingent consideration fair value gains, tax deductible interest for a Skyepharma milestone payment and tax credits, partially offset by valuation allowances recorded against capital loss carryforwards and non-deductible executive compensation.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 79

Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing revenue. As of December 31, 2023, we had an accumulated deficit of $106.8 million, cash and cash equivalents and available-for-sale investments of $281.0 million and working capital of $412.6 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows Data:	2023	2022
Net cash provided by (used in):
Operating activities	$154,649	$145,274
Investing activities	77,541	(225,185)
Financing activities	(183,031)	(401,528)
Net increase (decrease) in cash and cash equivalents	$49,159	$(481,439)
Operating Activities
In 2023, net cash provided by operating activities was $154.6 million compared to $145.3 million in 2022. The increase of $9.4 million was attributable to an improved gross margin, increased interest income and reduced interest expense, partially offset by a $13.0 million termination fee relating to a licensing agreement and a negative impact on the changes in working capital.
Investing Activities
In 2023, net cash provided by investing activities was $77.5 million, which reflected $99.5 million of available-for-sale investment maturities (net of purchases), purchases of fixed assets of $15.2 million for fill lines for our products and equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of debt investments of $6.8 million in external complementary development stage product candidates.
In 2022, net cash used in investing activities was $225.2 million, which reflected $150.1 million of available-for-sale investment purchases (net of maturities), a $32.0 million contingent consideration milestone payment that had been achieved in the fourth quarter of 2021 associated with our 2007 acquisition of Pacira Pharmaceuticals, Inc. from Skyepharma, purchases of fixed assets of $30.1 million for fill lines for our products and equipment for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California and purchases of equity and debt investments of $13.0 million in external complementary development stage product candidates.
Financing Activities
In 2023, net cash used in financing activities was $183.0 million, which consisted of a $296.9 million repayment of TLB Term Loan principal as well as a $5.8 million prepayment penalty in connection with the retirement of the TLB Term Loan facility and $33.4 million repayments of TLA Term Loan principal, partially offset by the net proceeds from the TLA Term Loan of $149.6 million, $2.8 million from the issuance of common stock through our ESPP and proceeds from the exercise of stock options of $1.9 million.
In 2022, net cash used in financing activities was $401.5 million, which consisted of a $192.6 million principal repayment of the Flexion 2024 Notes as part of a repurchase offer to the holders of the Flexion 2024 Notes that was triggered by the Flexion Acquisition, $157.0 million to settle our 2.375% convertible senior notes that matured on April 1, 2022 and $78.1 million of payments of TLB Term Loan principal that included a principal prepayment of $50.0 million, partially offset by $24.4 million of proceeds from the exercise of stock options and $3.0 million from the issuance of common stock through our ESPP.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 80

Equity Financings
From our inception in December 2006 through December 31, 2023, we have raised $344.5 million of net proceeds from the sale of common stock and other equity securities via public offerings.
Debt
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (the “TLA Credit Agreement”) to refinance the indebtedness outstanding under our TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and matures on March 31, 2028. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the year ended December 31, 2023, we made a scheduled principal payment of $2.8 million as well as $30.6 million of voluntary principal prepayments. Due to the voluntary principal prepayments made during the year ended December 31, 2023, we are not required to make further principal payments for the year ended December 31, 2024, although we retain the option to do so. As of December 31, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.46%. At December 31, 2023, the outstanding principal on the TLA Term Loan was $116.6 million.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires the Company to maintain an unrestricted cash and cash equivalents balance of at least $500.0 million less any prepayments of the 2025 Notes at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2023, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 11, Debt, to our consolidated financial statements included herein for further discussion.
2026 Term Loan B Facility
In December 2021, we entered into the $375.0 million TLB Term Loan which was secured by substantially all of the Company’s and any subsidiary guarantor’s assets and was scheduled to mature on December 7, 2026, subject to certain exceptions set forth in the TLB Credit Agreement.
On March 31, 2023, we used the $149.6 million of net borrowings under the TLA Credit Agreement and cash on hand to repay the indebtedness outstanding under the TLB Credit Agreement and concurrently terminated the TLB Credit Agreement. We incurred a prepayment fee of 2.00% of the outstanding principal balance of the TLB Term Loan in connection with the termination. During the year ended December 31, 2023, we made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of the TLB Term Loan.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1 and August 1 of each year. The 2025 Notes mature on August 1, 2025. At December 31, 2023, the outstanding principal on the 2025 Notes was $402.5 million. See Note 11, Debt, to our consolidated financial statements included herein for further discussion.
2024 Convertible Senior Notes
In November 2021, as part of the Flexion Acquisition, we assumed $201.3 million in aggregate principal amount of the Flexion 2024 Notes. The Flexion 2024 Notes have a maturity date of May 1, 2024, are unsecured, and accrue interest at a rate
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 81

of 3.375% per annum, payable semi-annually on May 1 and November 1 of each year. In January 2022, we repurchased $192.6 million aggregate principal amount of the Flexion 2024 Notes. At December 31, 2023, the outstanding principal on the Flexion 2024 Notes was $8.6 million. See Note 11, Debt, to our consolidated financial statements included herein for further discussion.
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
•the impact of global economic conditions—including the impact of inflation—on our product, material and labor costs, supply chain, longer lead-times, an inability to secure a sufficient supply of materials, our operating expenses and our business strategy;
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
•the cost and timing of expanding and maintaining our manufacturing facilities;
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 82

Contractual Obligations
We had two convertible senior notes outstanding as of December 31, 2023, for which $8.6 million in aggregate principal amount is due on the Flexion 2024 Notes in May 2024 and $402.5 million in aggregate principal amount is due on our 2025 Notes in August 2025. The remaining interest payments on our Notes is $6.1 million, of which an estimated $3.1 million is due in 2024. We also have the TLA Term Loan with $116.6 million in outstanding principal. Due to voluntary principal prepayments of $30.6 million made during the year ended December 31, 2023, we are not contractually obligated to make principal payments in 2024. As of December 31, 2023, there are contractually obligated principal payments of $1.3 million in 2025, $15.0 million in both 2026 and 2027 and $85.3 million in 2028. The remaining interest payments of the TLA Term Loan are approximately $39.6 million based on the current interest rate.
In the normal course of business, we enter into various lease agreements for manufacturing, research and development and corporate activities, which are typically classified as operating leases under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases. As of December 31, 2023, we had net minimum commitments of $78.6 million, of which $13.0 million is due in 2024. For more information, refer to Note 8, Leases, to our consolidated financial statements included herein.
In addition, we have approximately $71.4 million of minimum, non-cancelable contractual commitments for contract manufacturing services as of December 31, 2023, of which $21.1 million is due within one year, and the remaining $50.3 million is due in one to five years. We have approximately $14.2 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2023, of which $7.7 million is due within one year, and the remaining $6.5 million is due in one to two years. As of December 31, 2023, we had $4.9 million of other minimum, non-cancelable contractual commitments.
As part of the Flexion Acquisition, there are up to $372.3 million in potential payments if all regulatory and commercial milestones are met. The aggregate amount was previously $425.5 million prior to our September 2022 decision to formally discontinue further development of PCRX-301, an investigational product candidate. For more information, see Note 5, Flexion Acquisition, to our consolidated financial statements included herein.
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
Revenue Recognition
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, service fees, government rebates, volume rebates and chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, except for returns, which is based on the expected value method. We include these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved. The calculation of some of these items requires management to make estimates based on sales data, historical return data, contracts, statutory requirements and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis. If our assessments, experiences or judgments are not accurate estimates of future results, our results of operations could be affected. The sensitivity of our estimates varies by program. Estimates associated with chargebacks and government programs have the greatest risk of being subject to adjustment because of the time delay between recording the accrual and the final settlement. Historically, adjustments to these estimates to reflect actual results or updated expectations have not been material.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 83

The summary of activity with respect to our sales related allowances and accruals for the years ended December 31, 2023, 2022 and 2021 appears in Note 4, Revenue, to our consolidated financial statements included herein.
Contingent Consideration
Subsequent to an acquisition, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in the consolidated statements of operations as contingent consideration (gains) charges, acquisition-related charges and other. Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated sales and regulatory approvals. In the absence of new information, changes in fair value reflect the impact of the passage of time towards the potential achievement of the milestones.
The following table includes the key assumptions used in the valuation of our contingent consideration milestones:

Assumption	Flexion Ranges Utilized as of December 31, 2023
Discount rates	7.9% to 9.7%
Probability of payment for achievement of regulatory milestones	0% to 12.5%
Projected year of achieving or expiration of regulatory milestones	2030
The maximum remaining potential payments related to contingent consideration from the Flexion Acquisition is $372.3 million as of December 31, 2023. Changes to assumptions may result in a material impact to the calculated amounts. Additionally, the forecasted revenue annual growth rates are key assumptions in the contingent consideration valuations associated with our commercial milestones. The impact of a hypothetical 10 percent increase in the forecasted annual growth rates would have increased the value of our contingent consideration liability associated with the Flexion Acquisition as of December 31, 2023 by $5.7 million. The impact of a hypothetical 100 basis point increase in the discount rate would have reduced the value of our contingent consideration liability associated with the Flexion Acquisition as of December 31, 2023 by $1.2 million.
Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, to our consolidated financial statements included herein for further discussion of recent accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at December 31, 2023 by approximately $0.5 million.
The fair value of our Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of December 31, 2023, the estimated fair value of the 2025 Notes was $924 per $1,000 principal amount. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of our 2025 Notes, which bears interest at a fixed rate. At December 31, 2023, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remains outstanding on the Flexion 2024 Notes. As a result of the Flexion Acquisition and as discussed in more detail in Note 11, Debt, to our consolidated financial statements included herein, any future conversion rights for the Flexion 2024 Notes are subject to the occurrence of any future events giving rise to such conversion rights under the indenture governing the Flexion 2024 Notes.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. At December 31, 2023, the outstanding principal on the TLA Term Loan was $116.6 million. As of December 31, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.46%. A
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 84

hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $1.2 million, based on the balances outstanding for these borrowings as of December 31, 2023.
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
Based on their evaluation as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 was audited by KPMG LLP, our independent registered public accounting firm, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2023, there have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 85

Item 9B.    Other Information
(a) On February 26, 2024 (the “Effective Date”), the Company’s operating subsidiary, Pacira Pharmaceuticals, Inc. (“PPI”), and Integrated Commercialization Solutions, LLC (“ICS”) entered into a Commercial Outsourcing Services Agreement (the “Agreement”) with respect to the warehousing, distribution, order management, data management and certain other services for EXPAREL, ZILRETTA and iovera°. The Agreement replaces and supersedes all existing commercial outsourcing service agreements between the parties relating to the aforementioned services.
Pursuant to the Agreement, PPI appointed ICS as the exclusive provider of third-party logistics services for EXPAREL, ZILRETTA and iovera° and as a provider of certain additional services, in each case, in the United States, Guam, Puerto Rico and the United States Territories during the Term (as defined below). The third-party logistics services include warehousing and inventory services as well as distribution services. The additional services include, but are not limited to, invoicing and accounts receivable management, customer service and contract administration.
The Agreement became effective as of the Effective Date and will continue for an initial three-year term (the “Term”). The Agreement may be extended upon written mutual agreement of the parties, with any such extension(s) to be negotiated in good faith within six-months prior to the expiration of the Term, subject to certain conditions set forth in the Agreement. PPI and ICS each has mutual termination rights under the Agreement, subject to certain terms, conditions and notice requirements set forth in the Agreement. Each party also has additional unilateral termination rights in the event of a breach or under certain circumstances. PPI is also required to pay ICS certain compensation per month, commencing on the giving of a notice of termination by ICS to PPI, for the then-remaining months of the then-current Term (including any extension).
The Agreement contains customary representations, warranties, covenants and confidentiality provisions, and also contains mutual indemnification obligations.
The above summary does not purport to be a complete summary of the Agreement and is qualified in its entirety by reference to the Agreement, a copy of which is filed as Exhibit 10.23 to this Annual Report and is incorporated by reference herein.
(b) The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) terminated by our directors and executive officers during the quarter ended December 31, 2023. No trading arrangements were adopted or modified by our directors and executive officers during the quarter ended December 31, 2023.

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Roy Winston Chief Medical Officer and Orthopedic Franchise	Terminate (1)	11/13/2023	☒		N/A	N/A
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Dr. Winston resigned on October 11, 2023 and sold 31,000 shares of common stock on November 13, 2023, effectively terminating his previously adopted Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 86

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is incorporated by reference into this report.

Item 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2023, concerning shares of our common stock authorized for issuance under our equity compensation plans. We have two equity compensation plans under which shares are currently authorized for issuance—our Amended and Restated 2011 Stock Incentive Plan (the “2011 Plan”) and our Amended and Restated 2014 Employee Stock Purchase Plan (the “2014 ESPP”). The 2011 Plan and the 2014 ESPP were approved by stockholders. In April 2014, our board of directors adopted (without stockholder approval), pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, our 2014 Inducement Plan, pursuant to which awards for up to 175,000 shares of common stock could be made as a material inducement to such persons entering into employment with us (the “2014 Inducement Plan”). In December 2023, our board of directors adopted (without stockholder approval), pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules, our Amended and Restated 2014 Inducement Plan (the “Inducement Plan”). Pursuant to the Inducement Plan, awards for up to 817,093 shares of common stock can be made as a material inducement to such persons entering into employment with us.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (1) (2)	Weighted Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1)
Equity compensation plans approved by stockholders (3)	7,067,248	$49.37	2,369,247
Equity compensation plans not approved by stockholders (3) (4)	12,500	$64.21	792,032
Total equity compensation plans	7,079,748	$49.40	3,161,279
(1)    Awards issuable under our 2011 Plan, 2014 Inducement Plan and Inducement Plan include common stock, stock options, restricted stock, restricted stock units and other incentive awards.
(2)    Does not include 1,364,618 unvested shares outstanding as of December 31, 2023 in the form of restricted stock units under our 2011 Plan, which do not require the payment of any consideration by the recipients.
(3)    See Note 14, Stock Plans, to our consolidated financial statements included herein for further descriptions of our 2011 Plan, 2014 ESPP, 2014 Inducement Plan and Inducement Plan.
(4)    On December 20, 2023, in connection with Frank D. Lee’s appointment as Chief Executive Officer, the board of directors approved the grant of inducement awards to Mr. Lee pursuant to the Inducement Plan. Mr. Lee’s inducement awards included stock options to purchase an aggregate of 692,512 shares of common stock with an exercise price per share equal to $32.07, the closing price of our common stock as reported on the Nasdaq Global Select Market on January 3, 2024, and, subject to continued service with us as of each vesting date, such option will vest and become exercisable as to 25% of the option shares on January 3, 2025, and vest as to the remaining shares in successive equal quarterly installments over the subsequent three years; and (ii) a restricted stock unit award for 99,520 shares of common stock, subject to continued service with us as of each vesting date, to vest in four equal annual installments beginning on January 2, 2025, in each case, pursuant to the terms and provisions of the Inducement Plan. Because these awards were granted subsequent to December 31, 2023, they are not reflected in the table above.

Other information required by this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is incorporated by reference into this report.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page 87

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is incorporated by reference into this report.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be included in the proxy statement for our 2024 annual stockholders’ meeting and is incorporated by reference into this report.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 88

EXHIBIT INDEX

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated March 4, 2019, by and among Pacira Pharmaceuticals, Inc., PS Merger, Inc., MyoScience, Inc., and Fortis Advisors LLC, as the securityholders’ representative. # †	8-K	2.1	3/5/2019
2.2	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Flexion Therapeutics, Inc., Pacira BioSciences, Inc. and Oyster Acquisition Company Inc.	8-K	2.1	10/12/2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	2/11/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated April 9, 2019.	8-K	3.1	4/9/2019
3.3	Second Amended and Restated Bylaws.	8-K	3.2	4/9/2019
4.1	Specimen Certificate Evidencing Shares of Common Stock.*
4.2	Indenture (including form of 0.750% Convertible Senior Notes due 2025), dated July 10, 2020, between the Registrant and Computershare Corporate Trust, National Association, as trustee (formerly Wells Fargo Bank, National Association).	8-K	4.1	7/10/2020
4.3	Indenture (including form of 3.375% Convertible Senior Notes due 2024), dated as of May 2, 2017, by and between Flexion Therapeutics, Inc. and Computershare Corporate Trust, National Association, as trustee (formerly Wells Fargo Bank, National Association).	10-K	4.4	2/28/2022
4.4	First Supplemental Indenture, dated as of November 19, 2021, by and between Flexion Therapeutics, Inc. and Computershare Corporate Trust, National Association, as trustee (formerly Wells Fargo Bank, National Association).	10-K	4.5	2/28/2022
4.5	Description of Securities.	10-K	4.3	2/21/2020
10.1	Amended and Restated 2011 Stock Incentive Plan.***	8-K	10.1	6/20/2023
10.2	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.***	8-K	10.3	6/4/2014
10.3	Form of Nonstatutory Stock Option Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.***	10-K	10.3	2/28/2022
10.4	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.***	10-K	10.4	2/28/2022
10.5	Form of Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.* ***
10.6	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.* ***
10.7	Amended and Restated 2014 Inducement Plan.***	8-K	10.2	12/21/2023
10.8	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2014 Inducement Plan.* ***
10.9	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Inducement Plan.* ***
10.10	Amended and Restated 2014 Employee Stock Purchase Plan.***	8-K	10.1	6/10/2022
10.11	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.	S-1/A	10.4	12/3/2010
10.12	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.	S-1/A	10.5	12/3/2010
10.13	Employment Agreement between the Registrant and David Stack.***	S-1/A	10.21	12/3/2010
10.14	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, between the Registrant and David Stack.***	8-K	99.3	3/18/2013
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 89

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
10.15	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, between the Registrant and David Stack.***	10-Q	10.2	7/30/2015
10.16	Transition and Retirement Agreement, dated September 20, 2023, between the Registrant and David Stack. ***	8-K	10.1	9/26/2023
10.17	Employment Agreement, dated December 20, 2023, between the Registrant and Frank D. Lee.***	8-K	10.1	12/21/2023
10.18	Employment Agreement, dated November 29, 2012, between the Registrant and Kristen Williams.***	10-Q	10.2	4/30/2015
10.19	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Kristen Williams.***	10-Q	10.3	4/30/2015
10.20	Amendment No. 2 to Employment Agreement, dated June 30, 2015, between the Registrant and Kristen Williams.***	10-Q	10.5	7/30/2015
10.21	Executive Employment Agreement, dated May 2, 2016, between the Registrant and Charles A. Reinhart, III.***	10-Q	10.1	8/4/2016
10.22	Form of Indemnification Agreement between the Registrant and its directors and officers.* ***
10.23	Commercial Outsourcing Services Agreement entered into as of February 26, 2024 by the Registrant and Integrated Commercialization Solutions, Inc.* ††
10.24	Pacira BioSciences, Inc. Deferred Compensation Plan.***	8-K	10.1	6/11/2020
10.25	Amendment No. 1 to Pacira BioSciences, Inc. Deferred Compensation Plan.***	10-K	10.25	2/28/2023
10.26	Pacira BioSciences, Inc. Long-Term Incentive Plan.***	8-K	10.1	12/7/2020
10.27	Strategic Co-Production Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.1	7/31/2014
10.28	Manufacturing and Supply Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.2	7/31/2014
10.29	Technical Transfer and Service Agreement dated April 4, 2014, by and between the Registrant and Patheon UK Limited.†	10-Q	10.3	7/31/2014
10.30	Side Letter dated June 5, 2023, to the Manufacturing and Supply Agreement by and between the Registrant and Patheon UK Limited.††	10-Q	10.2	8/2/2023
10.31	Manufacturing and Supply Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.††	10-K	10.36	2/28/2022
10.32	First Amendment to Manufacturing and Supply Agreement dated May 8, 2019, between Flexion Therapeutics, Inc. and Patheon UK Limited.* ††
10.33	Second Amendment to Manufacturing and Supply Agreement dated June 17, 2019, between Flexion Therapeutics, Inc. and Patheon UK Limited.* ††
10.34	Third Amendment to Manufacturing and Supply Agreement dated December 1, 2023, by and between the Registrant and Patheon UK Limited.* ††
10.35	Technical Transfer and Service Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.††	10-K	10.37	2/28/2022
10.36	Side Letter to the Manufacturing and Supply Agreement between Flexion Therapeutics, Inc. and Patheon UK Limited, dated as of April 8, 2020.††	10-K	10.38	2/28/2022
10.37	Amended and Restated Consulting Agreement, dated April 3, 2012, between the Registrant and Gary Pace.***	10-Q	10.1	5/9/2012
10.38	Second Amended and Restated Consulting Agreement, dated August 17, 2012, between the Registrant and Gary Pace.***	10-Q	10.1	11/1/2012
10.39	Third Amendment to Consulting Agreement, dated September 11, 2013, between the Registrant and Gary Pace.***	10-Q	10.3	10/31/2013
10.40	Fourth Amendment to Consulting Agreement, dated November 25, 2015, between the Registrant and Gary Pace.***	10-K	10.57	2/25/2016
10.41	Contingent Value Right Agreement, dated as of November 19, 2021, by and between Pacira BioSciences, Inc. and American Stock Transfer & Trust Company, LLC.	8-K	10.1	11/19/2021
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 90

Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
10.42	Credit Agreement, dated as of March 31, 2023, by and among Pacira BioSciences, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.##	8-K	10.1	4/3/2023
10.43	Executive Employment Agreement, dated May 4, 2020, between the Registrant and Jonathan Slonin.***	10-Q	10.1	5/4/2022
10.44	Executive Employment Agreement, dated June 17, 2019, between the Registrant and Daryl Gaugler.***	10-Q	10.1	5/3/2023
10.45	Executive Employment Agreement, dated December 6, 2016, between the Registrant and Anthony Molloy.***	10-Q	10.2	5/3/2023
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Incentive Compensation Recovery Policy.*** *

101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Schema Document.*
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
*     Filed herewith.
**    Furnished herewith.
***    Denotes management contract or compensatory plan or arrangement.
†    Confidential treatment has been requested or granted as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.
††    Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information (i) is not material and (ii) is the type that the Registrant treats as private or confidential.
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

Item 16.    Form 10-K Summary
None.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 91

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. /s/ FRANK D. LEE
Date:	February 29, 2024	By:	Frank D. Lee Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 29, 2024.

Principal Executive Officer	Directors

/s/ FRANK D. LEE	/s/ MARCELO BIGAL	/s/ GARY PACE
Frank D. Lee	Marcelo Bigal	Gary Pace
Chief Executive Officer and Director
	/s/ LAURA BREGE	/s/ ANDREAS WICKI
Principal Financial Officer	Laura Brege	Andreas Wicki

/s/ CHARLES A. REINHART, III	/s/ ABRAHAM CEESAY	/s/ MICHAEL YANG
Charles A. Reinhart, III	Abraham Ceesay	Michael Yang
Chief Financial Officer
	/s/ CHRISTOPHER J. CHRISTIE	/s/ ALETHIA YOUNG
Principal Accounting Officer	Christopher J. Christie	Alethia Young

/s/ LAUREN RIKER	/s/ MARK FROIMSON	/s/ PAUL HASTINGS
Lauren Riker	Mark Froimson	Paul Hastings
Senior Vice President, Finance		(Chair of the Board)
/s/ MARK KRONENFELD
Mark Kronenfeld
Pacira BioSciences, Inc. | 2023 Form 10-K | Page 92

PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pacira BioSciences, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Pacira BioSciences, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-2

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

Fair value measurement of the contingent consideration liability associated with the acquisition of Flexion

As discussed in Notes 5 and 12 to the consolidated financial statements, the Company recognized a contingent consideration liability at its estimated fair value on the acquisition date, in connection with the acquisition of Flexion Therapeutics, Inc. (Flexion). Subsequent changes to the fair value of the contingent consideration liability are recorded in the consolidated statement of operations in the period of change. The Company estimates the fair value using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. The fair value of the Flexion contingent consideration as of December 31, 2023 was $24.7 million.

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

Short Hills, New Jersey
February 29, 2024

Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-3

PACIRA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$153,298	$104,139
Short-term available-for-sale investments	125,283	184,512
Accounts receivable, net	105,556	98,397
Inventories, net	104,353	96,063
Prepaid expenses and other current assets	21,504	15,223
Total current assets	509,994	498,334
Noncurrent available-for-sale investments	2,410	37,209
Fixed assets, net	173,927	183,512
Right-of-use assets, net	61,020	70,877
Goodwill	163,243	163,243
Intangible assets, net	483,258	540,546
Deferred tax assets	144,485	160,309
Investments and other assets	36,049	27,170
Total assets	$1,574,386	$1,681,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,698	$15,220
Accrued expenses	64,243	89,785
Lease liabilities	8,801	9,121
Current portion of convertible senior notes, net	8,641	—
Current portion of long-term debt, net	—	33,648
Total current liabilities	97,383	147,774
Convertible senior notes, net	398,594	404,767
Long-term debt, net	115,202	251,056
Lease liabilities	54,806	64,802
Contingent consideration	24,698	28,122
Other liabilities	13,573	9,669
Total liabilities	704,256	906,190
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 46,481,174 and 45,927,790 shares issued and outstanding at December 31, 2023 and 2022, respectively	46	46
Additional paid-in capital	976,633	924,095
Accumulated deficit	(106,796)	(148,751)
Accumulated other comprehensive income (loss)	247	(380)
Total stockholders’ equity	870,130	775,010
Total liabilities and stockholders’ equity	$1,574,386	$1,681,200
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-4

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net product sales	$672,245	$664,150	$538,966
Royalty revenue	2,733	2,673	2,442
Collaborative licensing and milestone revenue	—	—	125
Total revenues	674,978	666,823	541,533
Operating expenses:
Cost of goods sold	184,669	199,295	140,255
Research and development	76,257	84,797	55,545
Selling, general and administrative	269,441	254,516	199,345
Amortization of acquired intangible assets	57,288	57,288	13,553
Contingent consideration (gains) charges, acquisition-related charges and other	(352)	10,903	42,911
Total operating expenses	587,303	606,799	451,609
Income from operations	87,675	60,024	89,924
Other (expense) income:
Interest income	11,444	4,542	896
Interest expense	(20,306)	(39,976)	(31,750)
Loss on early extinguishment of debt	(16,926)	—	—
Other, net	(186)	(11,288)	(2,666)
Total other expense, net	(25,974)	(46,722)	(33,520)
Income before income taxes	61,701	13,302	56,404
Income tax (expense) benefit	(19,746)	2,607	(14,424)
Net income	$41,955	$15,909	$41,980

Net income per share:
Basic net income per common share	$0.91	$0.35	$0.95
Diluted net income per common share	$0.89	$0.34	$0.92
Weighted average common shares outstanding:
Basic	46,222	45,521	44,262
Diluted	51,979	46,538	45,630
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-5

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$41,955	$15,909	$41,980
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax	647	(662)	(180)
Foreign currency translation adjustments	(20)	115	29
Total other comprehensive income (loss)	627	(547)	(151)
Comprehensive income	$42,582	$15,362	$41,829
See accompanying notes to consolidated financial statements
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-6

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2020	43,637	$44	$873,201	$(253,875)	$318	$619,688
Exercise of stock options	732	1	23,833	—	—	23,834
Vested restricted stock units	310	—	—	—	—	—
Common stock issued under employee stock purchase plan	55	—	2,811	—	—	2,811
Stock-based compensation	—	—	42,246	—	—	42,246
Other comprehensive loss (Note 13)	—	—	—	—	(151)	(151)
Net income	—	—	—	41,980	—	41,980
Balance at December 31, 2021	44,734	45	942,091	(211,895)	167	730,408
Reclassification of the equity component of convertible senior notes to liabilities upon adoption of Accounting Standards Update 2020-06 (1)	—	—	(96,468)	47,235	—	(49,233)
Exercise of stock options	690	1	24,386	—	—	24,387
Vested restricted stock units	331	—	—	—	—	—
Common stock issued under employee stock purchase plan	71	—	2,954	—	—	2,954
Stock-based compensation	—	—	48,092	—	—	48,092
Issuance of common stock upon conversion of 2022 convertible senior notes (Note 11)	102	—	3,040	—	—	3,040
Other comprehensive loss (Note 13)	—	—	—	—	(547)	(547)
Net income	—	—	—	15,909	—	15,909
Balance at December 31, 2022	45,928	46	924,095	(148,751)	(380)	775,010
Exercise of stock options	63	—	1,939	—	—	1,939
Vested restricted stock units	404	—	(1)	—	—	(1)
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(4)	—	(106)	—	—	(106)
Common stock issued under employee stock purchase plan	90	—	2,811	—	—	2,811
Stock-based compensation	—	—	47,895	—	—	47,895
Other comprehensive income (Note 13)	—	—	—	—	627	627
Net income	—	—	—	41,955	—	41,955
Balance at December 31, 2023	46,481	$46	$976,633	$(106,796)	$247	$870,130
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
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-7

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income	$41,955	$15,909	$41,980
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	15,615	(7,945)	10,872
Depreciation of fixed assets and amortization of intangible assets	75,574	91,501	28,548
Amortization of debt issuance costs	2,996	4,400	2,754
Amortization of debt discount	752	2,807	23,152
Loss on early extinguishment of debt	16,926	—	—
Stock-based compensation	47,895	48,092	42,246
Changes in contingent consideration	(3,424)	(29,476)	(989)
Impairment of indefinite-lived intangible asset	—	26,134	—
Impairment of investment	—	10,000	—
Other losses	2,137	285	2,663
Changes in operating assets and liabilities:
Accounts receivable, net	(7,159)	(2,079)	(10,434)
Inventories, net	(8,290)	2,486	(4,467)
Prepaid expenses and other assets	(9,639)	(2,699)	1,142
Accounts payable	916	6,272	(10,262)
Accrued expenses and income taxes payable	(22,039)	(19,857)	5,451
Other liabilities	434	(556)	(104)
Payment of contingent consideration	—	—	(6,835)
Net cash provided by operating activities	154,649	145,274	125,717
Investing activities:
Acquisition of Flexion Therapeutics, Inc. (net of cash acquired)	—	—	(420,042)
Purchases of fixed assets	(15,161)	(30,076)	(45,866)
Purchases of available-for-sale investments	(137,608)	(387,685)	(611,488)
Sales of available-for-sale investments	237,068	237,576	1,068,736
Payment of contingent consideration	—	(32,000)	(4,000)
Sale of equity investment	—	—	9,057
Purchases of equity and debt investments	(6,758)	(13,000)	(17,187)
Net cash provided by (used in) investing activities	77,541	(225,185)	(20,790)
Financing activities:
Proceeds from exercises of stock options	1,939	24,387	23,844
Proceeds from common stock issued under employee stock purchase plan	2,811	2,954	2,811
Payment of employee withholding taxes on restricted stock unit vests	(106)	—	—
Proceeds from Term loan A facility maturing March 2028	149,550	—	—
Proceeds from Term loan B facility maturing December 2026	—	—	363,750
Repayment of 2022 convertible senior notes	—	(156,960)	—
Repayment of 2024 convertible senior notes	—	(192,609)	—
Repayment of Term loan B facility maturing December 2026	(296,875)	(78,125)	—
Repayment of Term loan A facility maturing March 2028	(33,437)	—	—
Debt extinguishment costs	(5,750)	—	—
Payment of debt issuance and financing costs	(1,163)	(1,175)	(4,546)
Payment of contingent consideration	—	—	(5,165)
Net cash (used in) provided by financing activities	(183,031)	(401,528)	380,694
Net increase (decrease) in cash and cash equivalents	49,159	(481,439)	485,621
Cash and cash equivalents, beginning of year	104,139	585,578	99,957
Cash and cash equivalents, end of year	$153,298	$104,139	$585,578
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-8

PACIRA BIOSCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)
	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Cash paid for interest	$27,635	$33,295	$6,996
Cash paid for income taxes, net of refunds	$4,366	$7,398	$3,221
Non-cash investing and financing activities:
Issuance of common stock from conversion of 2022 convertible senior notes	$—	$3,040	$—
Fixed assets included in accounts payable and accrued liabilities	$1,982	$5,888	$6,828
Net additions to contingent consideration liabilities	$—	$—	$45,241
See accompanying notes to consolidated financial statements.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-9

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the therapeutic area leader in non-opioid pain management with a stated corporate mission of providing non-opioid pain management options to as many patients as possible and redefining the role of opioids for rescue therapy only. The Company is also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure, and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. For more information, see Note 5, Flexion Acquisition. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and contingent liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, among other things, revenue recognition, valuation of acquired assets and liabilities, stock-based compensation, inventory costs, impairments of equity investments, long-lived assets, goodwill and other intangible assets, liabilities and accruals, including contingent consideration, and the valuation of deferred tax assets. The Company’s critical accounting estimates are those that are both most important to the Company’s consolidated financial condition and results of operations and require the most difficult, subjective or complex judgments on the part of management in their application, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Because of the uncertainty of factors surrounding the estimates or judgments used in the preparation of the consolidated financial statements, actual results could differ from these estimates.
Revenue From Contracts With Customers
The Company’s net product sales consist of (i) EXPAREL in the U.S., European Union, or E.U. and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and Europe and (iv) sales of its bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of the Company’s bupivacaine liposome injectable suspension for veterinary use. See Note 4, Revenue, for further information on the Company’s accounting policies related to revenue from contracts with customers.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-10

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
Revenue recognition from milestone payments is dependent upon the facts and circumstances surrounding the milestone payments. Milestone payments based on a non-sales metric such as a development-based milestone (e.g., obtaining regulatory approval) represent variable consideration and would be included in the transaction price subject to any constraints. If the milestone payments relate to future development, the timing of recognition depends upon historical experience and the significance a third-party has on the outcome. For milestone payments to be received upon the achievement of a sales threshold, the revenue from the milestone payments is recognized at the later of when the actual sales are incurred or the performance obligation to which the sales relate has been satisfied.
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
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Year Ended December 31,
	2023	2022	2021
Largest wholesaler	33%	31%	31%
Second largest wholesaler	24%	23%	28%
Third largest wholesaler	20%	22%	26%
Total	77%	76%	85%
The year ended December 31, 2022 included the first full-year of ZILRETTA net product sales. The Company began recognizing revenue from net product sales of ZILRETTA on November 19, 2021, the date of the Flexion Acquisition.
Revenue from outside the U.S. accounted for less than 1% of the Company’s total revenue for the years ended December 31, 2023, 2022 and 2021. The Company began selling EXPAREL in the E.U. and U.K. and iovera° in Canada in the fourth quarter of 2021.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-11

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
The Company accrues interest and penalties on underpayments of income taxes, including those related to unrecognized tax benefits, as a component of income tax expense in its consolidated statements of operations.
Stock-Based Compensation
The Company’s stock-based compensation consists of grants of stock options and restricted stock units, or RSUs, to employees, consultants and non-employee directors, in addition to the opportunity for employees to participate in an employee stock purchase plan. The expense associated with these programs is recognized in the Company’s consolidated statements of operations based on their fair values as they are earned under their applicable vesting terms or the length of an offering period.
In calculating the estimated fair value of stock options and employee stock purchase plan share options granted, the Company uses the Black-Scholes option valuation model, or Black-Scholes model, which requires the consideration of the following variables for purposes of estimating fair value in addition to the closing price of the Company’s common stock on the date of grant:
•Expected term of the option
•Expected volatility
•Expected dividends
•Risk-free interest rate
The Company utilizes its historical volatility data to determine expected volatility over the expected option term. The Company uses an expected term based on its historical stock option activity data. The risk-free interest rate is based on the implied yield on U.S. Department of the Treasury zero-coupon bonds for periods commensurate with the expected term of the options. The dividend yield on the Company’s common stock is estimated to be zero as the Company has not declared or paid any dividends since inception, nor does it have any intention to do so in the foreseeable future. Additionally, the Company’s ability to declare and pay a dividend in the future could be limited per the agreements governing its indebtedness. The Company records forfeitures of grants as they occur rather than estimating forfeitures during each reporting period.
Cash and Cash Equivalents
All highly liquid investments with maturities of 90 days or less when purchased are considered cash equivalents. Cash equivalents include money market funds. As of December 31, 2023, the carrying value of money market funds was $26.1 million. As of December 31, 2022, the carrying value of money market funds was $42.6 million. The carrying values approximate fair value as of December 31, 2023 and 2022.
Short-Term and Noncurrent Available-For-Sale Investments
Available-for-sale investments may consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper, corporate bonds, federal agency bonds, government bonds, and other bonds issued in the U.S. (and denominated in the U.S. dollar) by foreign entities. Current available-for-sale investments are those with maturities of greater than three months, but less than one year. Noncurrent available-for-sale investments hold maturities greater than one year. The Company evaluates the classification of its investments at the time of purchase and re-evaluates such determination at each balance sheet date, which includes an assessment of the intent to hold the available-for-sale securities. The Company’s investment policy sets minimum credit quality criteria and maximum maturity limits on its investments to provide for preservation of capital, liquidity and a reasonable rate of return. The Company classifies its investments as available-for-sale. Available-for-sale securities are recorded at fair value, based on current market valuations. Unrealized holding gains and losses on available-for-sale securities (except for credit losses) are excluded from net income (loss) and are reported as a separate component of accumulated other comprehensive (loss) income until realized. Realized gains and losses are included in interest income in the consolidated statements of operations and are derived using the specific identification method for determining the
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-12

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
cost of the securities sold. The Company evaluates whether a credit loss exists, and in the event a credit loss does exist, the credit loss is recognized in the consolidated statements of operations based on the amount that the fair value is less than the amortized cost.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-13

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
Contingent Consideration
Subsequent to an acquisition, the Company measures contingent consideration arrangements at fair value at each reporting period, with changes in fair value recognized in the consolidated statements of operations. Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated sales and regulatory approvals. In the absence of new information, changes in fair value reflect the passage of time towards achievement or expiration of the milestones, and are accreted to the period in which payments are expected to be made.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-14

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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and the purchase of shares from the Company’s employee stock purchase plan (using the treasury stock method), if applicable. Potential common shares associated with convertible notes are treated under the if-converted method and adjustments are made to the diluted net income (loss) per common share calculation as if the Company had converted the convertible debt on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible senior notes on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period.
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
NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS
Recently Issued Accounting Pronouncements Not Adopted as of December 31, 2023
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The new segment disclosure requirements apply for entities with a single reportable segment. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023 and interim periods thereafter, with early adoption permitted. The ASU will require adoption on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU amendment addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-15

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-16

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table provides a summary of activity with respect to the Company’s sales related allowances and accruals related to EXPAREL and ZILRETTA for the years ended December 31, 2023, 2022 and 2021:

	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2020	$1,023	$1,007	$1,168	$1,600	$—	$4,798
Provision	3,095	10,388	10,112	17,101	1,139	41,835
Payments / Adjustments	(757)	(10,217)	(7,644)	(15,207)	(378)	(34,203)
Balance at December 31, 2021	3,361	1,178	3,636	3,494	761	12,430
Provision	1,390	11,145	16,866	48,890	1,641	79,932
Payments / Adjustments	(3,060)	(11,136)	(17,309)	(46,932)	(1,616)	(80,053)
Balance at December 31, 2022	1,691	1,187	3,193	5,452	786	12,309
Provision	1,335	11,970	18,129	92,009	2,176	125,619
Payments / Adjustments	(1,158)	(11,849)	(17,625)	(91,591)	(1,787)	(124,010)
Balance at December 31, 2023	$1,868	$1,308	$3,697	$5,870	$1,175	$13,918
The Company began recognizing revenue and the related allowances and accruals from net product sales of ZILRETTA on November 19, 2021, the date of the Flexion Acquisition.
Collaborative Licensing and Milestone Revenue
The Company’s collaborative licensing and milestone revenue recognition policy is discussed in Note 2, Summary of Significant Accounting Policies.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-17

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net product sales:
EXPAREL	$538,120	$536,899	$506,515
ZILRETTA	111,098	105,517	12,683
iovera°	19,685	15,258	16,162
Bupivacaine liposome injectable suspension	3,342	6,476	3,606
Total net product sales	$672,245	$664,150	$538,966
The Company began recognizing revenue from net product sales of ZILRETTA on November 19, 2021, the date of the Flexion Acquisition.
NOTE 5—FLEXION ACQUISITION
On November 19, 2021, the Company acquired Flexion, a biopharmaceutical company focused on the discovery, development and commercialization of novel, local therapies for the treatment of patients with musculoskeletal conditions, beginning with OA, the most common form of arthritis, pursuant to an Agreement and Plan of Merger (the “Flexion Merger Agreement”), dated as of October 11, 2021, by and among the Company, Oyster Acquisition Company Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Purchaser”), and Flexion. Following the completion of a successful tender offer for the shares of Flexion’s common stock, and pursuant to the terms of the Flexion Merger Agreement and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, Purchaser merged with and into Flexion with Flexion surviving as a wholly owned subsidiary of the Company. The Company changed the name of Flexion to Pacira Therapeutics, Inc. after completing the merger.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-18

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The total consideration for the Flexion Acquisition was $578.8 million which consisted of the following (in thousands, except per share amounts):

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
NOTE 6—INVENTORIES
The components of inventories, net are as follows (in thousands):

	December 31,
	2023	2022
Raw materials	$54,099	$39,810
Work-in-process	31,215	28,853
Finished goods	19,039	27,400
Total	$104,353	$96,063
NOTE 7—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	December 31,
	2023	2022
Machinery and equipment	$121,773	$118,684
Leasehold improvements	61,826	61,302
Computer equipment and software	17,186	15,360
Office furniture and equipment	2,543	2,420
Construction in progress	105,905	103,226
Total	309,233	300,992
Less: accumulated depreciation	(135,306)	(117,480)
Fixed assets, net	$173,927	$183,512
For information on useful lives by asset category, refer to Note 2, Summary of Significant Accounting Policies.
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $18.3 million, $34.2 million and $15.0 million, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized interest of $3.5 million, $4.1 million and $3.9 million, respectively. In 2022, the Company accelerated $10.5 million of depreciation expense for certain machinery and equipment for which no future economic benefit was identified.
As of December 31, 2023 and 2022, total fixed assets, net, includes leasehold improvements and manufacturing process equipment located outside of the U.S. in the amount of $36.8 million and $44.7 million, respectively.
As of December 31, 2023 and 2022, the Company had AROs of $4.3 million and $3.3 million, respectively, included in accrued expenses and other liabilities on its consolidated balance sheet, for costs associated with returning leased space to its original condition upon the termination of certain of its lease agreements.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-19

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 8—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing facility at its Science Center Campus in San Diego, California. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services, or Thermo Fisher, for the use of their manufacturing facility in Swindon, England for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees has been allocated to the lease components based on a relative fair value basis.
Since July 2022 and February 2023, the Company has been recognizing sublease income for laboratory space leased in Woburn, Massachusetts and a portion of office space leased in Burlington, Massachusetts, respectively, from leases that were assumed as part of the Flexion Acquisition.
During the third quarter of 2023, the Company partially exited its Burlington, Massachusetts office space lease that had been assumed as part of the Flexion Acquisition through a one-time termination fee of $0.8 million, which released its obligation of $1.6 million in future cash payments for the respective proportion of square footage exited. The partial lease termination resulted in a nominal gain which was recorded within contingent consideration (gains) charges, acquisition-related charges and other in the consolidated statements of operations.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease costs are as follows (in thousands):

	Year Ended December 31,
Operating Lease Costs	2023	2022	2021
Fixed lease costs	$14,344	$13,949	$11,976
Variable lease costs	1,952	1,988	1,722
Sublease income	(657)	(253)	—
Total	$15,639	$15,684	$13,698
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for operating lease liabilities, net of lease incentives	$14,259	$14,357	$12,709
Right-of-use assets recorded in exchange for lease obligations	$—	$3,324	$8,692
The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	December 31,
	2023	2022
Weighted average remaining lease term	6.04 years	6.83 years
Weighted average discount rate	7.02%	7.05%
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-20

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of December 31, 2023, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2024	$13,038
2025	12,775
2026	12,814
2027	12,587
2028	10,925
Thereafter	16,426
Total future lease payments	78,565
Less: imputed interest	(14,958)
Total operating lease liabilities	$63,607
NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc), or Skyepharma, in 2007 (the “Skyepharma Acquisition”), the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021.
The Company’s goodwill balance at December 31, 2023 and December 31, 2022 was $163.2 million. The Company’s goodwill balance at December 31, 2021 was $145.2 million. During the year ended December 31, 2022, within one year from the Flexion Acquisition date, measurement period adjustments of $18.1 million were recorded to goodwill as the facts and circumstances existed prior to the acquisition date. The adjustments primarily represent the finalization of a tax study and pre-acquisition expenses. The acquired goodwill and intangible assets are not deductible for tax purposes.
The Skyepharma Acquisition was accounted for under Statement of Financial Accounting Standards 141, Accounting for Business Combinations, which was the effective GAAP standard at the date of acquisition. In connection with the Skyepharma Acquisition, the Company agreed to certain milestone payments for DepoBupivacaine products, including EXPAREL. In the fourth quarter of 2021, the Company met both of its two remaining milestones due to Skyepharma: $4.0 million upon the first commercial sale in the U.K., France, Germany, Italy or Spain, which was paid in the fourth quarter of 2021; and $32.0 million when annual net sales collected reached $500.0 million, which was paid in the first quarter of 2022. These milestone payments were treated as additions to the Skyepharma Acquisition and, therefore, recorded as goodwill in the years achieved.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-21

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Intangible Assets
Intangible assets, net, consists of the developed technology and IPR&D from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(141,655)	$448,345	10 years, 5 months
Customer relationships	90	(43)	47	10 years
Total finite-lived intangible assets, net	590,090	(141,698)	448,392
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(141,698)	$483,258
December 31, 2022	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technology	$590,000	$(84,376)	$505,624	10 years, 5 months
Customer relationships	90	(34)	56	10 years
Total finite-lived intangible assets, net	590,090	(84,410)	505,680
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(84,410)	$540,546
Amortization expense on intangible assets was $57.3 million for both years ended December 31, 2023 and 2022.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $57.3 million from 2024 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
The Company reviews its indefinite-lived intangible assets for impairment annually and whenever an event or change in circumstances arises that indicates the carrying amount of an indefinite-lived intangible asset is at risk of not being recoverable. During the year ended December 31, 2023, the Company conducted the annual impairment assessment for its acquired IPR&D and concluded there was no impairment as of that date. During the year ended December 31, 2022, the annual impairment assessment of ZILRETTA acquired IPR&D for the treatment of OA pain of the shoulder was conducted through a recoverability test at December 31, 2022 by comparing the $60.0 million carrying value of the asset against the fair value through a discounted cash flow model of $33.9 million based on new facts and circumstances. The change in fair value was primarily driven by later timelines for the completion of clinical trials impacting revenue forecasts, among other factors. An impairment of $26.1 million was recognized within contingent consideration (gains) charges, acquisition-related charges and other in the consolidated statements of operations for the year ended December 31, 2022 based on the amount its previous carrying value exceeded its updated fair value.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-22

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 10—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued selling, general and administrative expenses	$12,811	$11,927
Accrued research and development expenses	5,141	4,065
Other accrued operating expenses	14,133	14,959
Compensation and benefits	21,682	26,198
Termination fee (1)	—	13,000
Accrued royalties	561	3,400
Accrued interest	1,389	8,941
Product returns and wholesaler service fees	8,526	7,295
Total	$64,243	$89,785
(1) See Note 20, Commitments and Contingencies, for more information.
NOTE 11—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (amounts in thousands):

	December 31,
	2023	2022
Term loan A facility maturing March 2028	$115,202	$—
Term loan B facility maturing December 2026	—	284,704
0.750% Convertible senior notes due August 2025	398,594	396,126
3.375% Convertible senior notes due May 2024	8,641	8,641
Total	$522,437	$689,471
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
The total debt composition of the TLA Term Loan is as follows (in thousands):

December 31,
2023
Term loan A facility maturing March 2028	$116,563
Deferred financing costs	(988)
Discount on debt	(373)
Total debt, net of debt discount and deferred financing costs	$115,202
The TLA Term Loan matures on March 31, 2028 and the TLA Credit Agreement requires quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. Due to voluntary principal
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-23

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
prepayments of $30.6 million made during the year ended December 31, 2023, the Company is not required to make further principal payments until December 2025, although the Company retains the option to do so.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires the Company to maintain an unrestricted cash and cash equivalents balance of at least $500.0 million less any prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2023, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the year ended December 31, 2023, the Company made a scheduled principal payment of $2.8 million as well as $30.6 million of voluntary principal prepayments. As of December 31, 2023, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.46%.
2026 Term Loan B Facility
In December 2021, the Company entered into a term loan credit agreement (the “TLB Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent and the initial lender. The term loan issued under the TLB Credit Agreement (the “TLB Term Loan”) was issued at a 3.00% discount and allowed for a single-advance term loan B facility in the principal amount of $375.0 million, which was secured by substantially all of the Company’s and each subsidiary guarantor’s assets. The net proceeds of the TLB Term Loan were approximately $363.8 million after deducting an original issue discount of $11.2 million.
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
During the year ended December 31, 2023, the Company made a scheduled principal payment of $9.4 million and repaid the outstanding $287.5 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt.
Convertible Senior Notes Due 2025
In July 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per year, payable semiannually in arrears on February 1st and August 1st of each year, beginning on February 1, 2021. The 2025 Notes mature on August 1, 2025.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-24

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The total debt composition of the 2025 Notes is as follows (in thousands):

	December 31,
	2023	2022
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(3,906)	(6,374)
Total debt, net of debt discount and deferred financing costs	$398,594	$396,126
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
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five-business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or (iv) if the Company calls the 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date. The conditions for conversion were not met during the calendar quarter ended December 31, 2023.
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
As of December 31, 2023, the 2025 Notes had a market price of $924 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-25

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
While the 2025 Notes are classified on the Company’s consolidated balance sheet at December 31, 2023 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-26

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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At December 31, 2023, the remaining principal outstanding was $8.6 million.
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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Contractual and other interest expense	$20,082	$36,880	$9,759
Amortization of debt issuance costs	2,996	4,400	2,754
Amortization of debt discount	752	2,807	23,152
Capitalized interest and other (Note 7)	(3,524)	(4,111)	(3,915)
Total	$20,306	$39,976	$31,750

Effective interest rate on total debt	3.74%	5.47%	6.66%
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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-27

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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes and its term loan are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amounts of equity investments and convertible notes receivable without readily determinable fair values have not been adjusted for either an impairment or upward or downward adjustments based on observable transactions, whereas an equity investment was fully impaired during the year ended December 31, 2022.
At December 31, 2023, the carrying values and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Asset:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$12,134	$—	$—	$12,134
Financial Liabilities:
Acquisition-related contingent consideration	$24,698	$—	$—	$24,698

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$115,202	$—	$115,980	$—
0.750% convertible senior notes due 2025 (1)	$398,594	$—	$371,809	$—
3.375% convertible senior notes due 2024	$8,641	$—	$8,641	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $33.74 per share on December 29, 2023—the last trading day of 2023—compared to a conversion price of $71.78 per share. At December 31, 2023, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion premium that could have been due on the 2025 Notes is 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain events.
Certain assets and liabilities are measured at fair value on a non-recurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed impaired or if reclassified as assets held for sale. The fair value in these instances would be determined using Level 3 inputs.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-28

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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2021	$14,127	$4,132	$18,259
Purchases	11,750	1,250	13,000
Impairment	(10,000)	—	(10,000)
Foreign currency adjustments	—	(67)	(67)
Balance at December 31, 2022	15,877	5,315	21,192
Purchases	—	6,758	6,758
Foreign currency adjustments	—	61	61
Balance at December 31, 2023	$15,877	$12,134	$28,011
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
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition and the MyoScience Acquisition in the amount of $24.7 million and $28.1 million as of December 31, 2023 and 2022, respectively. Refer to Note 5, Flexion Acquisition and Note 18, Contingent Consideration (Gains) Charges, Acquisition-related Charges and Other, for more information.
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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to CVRs that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was previously $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. For the year ended December 31, 2023, the Company recorded gains of $3.4 million due to a decrease in the fair value of the Flexion contingent consideration. The decrease was primarily due to adjustments in the assumption for the long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving the milestones. The impact of this assumption on the fair value was partially offset by a decrease to the assumed discount rate based on a significant improvement in the Company’s incremental borrowing rate resulting from the TLA Credit Agreement entered into in March 2023. For the year ended December 31, 2022, the Company recorded a gain of $18.3 million primarily due to adjustments to near-term forecasts for the earnout period of the Flexion contingent consideration. From the date of the Flexion Acquisition through December 31, 2021, the Company recorded charges of $1.2 million. These gains and charges were recorded as contingent consideration (gains) charges, acquisition-related charges and other in the consolidated statements of operations. At
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-29

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023, the weighted average discount rate was 8.8% and the probability of payment for the achievement of the remaining regulatory milestone by the expiration date was 12.5%. As of December 31, 2023 and 2022, the contingent consideration liability related to the Flexion Acquisition was recognized in the amount of $24.7 million and $28.1 million, respectively.
In April 2019, the Company completed the MyoScience Acquisition pursuant to the terms of an Agreement and Plan of Merger, which provided for contingent milestone payments of up to an aggregate of $100.0 million upon the achievement of certain regulatory and commercial milestones. The Company’s obligation to make milestone payments was limited to milestones achieved through December 31, 2023. As of December 31, 2023 and 2022, the contingent consideration liability related to the MyoScience Acquisition has been assessed as zero. For the year ended December 31, 2022, the Company recognized a contingent consideration gain of $11.2 million due to the reduced probability of meeting the MyoScience contingent consideration milestones by the expiration. For the year ended December 31, 2021, the Company recognized a gain of $2.2 million. These gains were recorded as contingent consideration (gains) charges, acquisition-related charges and other in the consolidated statements of operations.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Flexion Ranges Utilized as of December 31, 2023
Discount rates	7.9% to 9.7%
Probability of payment for achievement of regulatory milestones	0% to 12.5%
Projected year of achieving or expiration of regulatory milestones	2030
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2021	$57,598
Fair value adjustments and accretion	(29,476)
Balance at December 31, 2022	28,122
Fair value adjustments and accretion	(3,424)
Balance at December 31, 2023	$24,698
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of U.S. government and federal agency bonds and asset-backed securities with maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term and noncurrent investments are reported in other comprehensive (loss) income. At December 31, 2023, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the federal agency bonds, asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all short-term and noncurrent investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-30

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following summarizes the Company’s investments at December 31, 2023 and 2022 (in thousands):

December 31, 2023 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1)	Fair Value (Level 2)
Current:
Asset-backed securities	$9,539	$1	$—	$—	$9,540
Commercial paper	77,941	103	—	—	78,044
U.S. federal agency bonds	22,849	—	(29)	—	22,820
U.S. government bonds	14,899	—	(20)	14,879	—
Subtotal	125,228	104	(49)	14,879	110,404
Noncurrent:
Asset-backed securities	2,403	7	—	—	2,410
Subtotal	2,403	7	—	—	2,410
Total	$127,631	$111	$(49)	$14,879	$112,814

December 31, 2022 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1)	Fair Value (Level 2)
Current:
Asset-backed securities	$6,836	$—	$(3)	$—	$6,833
Commercial paper	134,423	23	(386)	—	134,060
U.S. federal agency bonds	41,971	—	(337)	—	41,634
U.S. government bonds	2,003	—	(18)	—	1,985
Subtotal	185,233	23	(744)	—	184,512
Noncurrent:
U.S. federal agency bonds	22,783	2	(66)	—	22,719
U.S. government bonds	14,499	—	(9)	—	14,490
Subtotal	37,282	2	(75)	—	37,209
Total	$222,515	$25	$(819)	$—	$221,721
At December 31, 2023, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At December 31, 2023 and 2022, the interest receivable recognized in prepaid expenses and other current assets was $0.4 million and $0.8 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and noncurrent available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
As of December 31, 2023, three wholesalers each accounted for over 10% of the Company’s accounts receivable at 37%, 19% and 16%. As of December 31, 2022, three wholesalers each accounted for over 10% of the Company’s accounts receivable at 34%, 19% and 18%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of December 31, 2023 and 2022, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-31

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 13—STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 46,481,174 and 45,927,790 were issued and outstanding at December 31, 2023 and 2022, respectively.
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding at either December 31, 2023 or 2022.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Net Unrealized Gains (Losses) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2020	$319	$(1)	$318
Net unrealized loss on investments, net of tax (1)	(180)	—	(180)
Foreign currency translation adjustments	—	29	29
Balance at December 31, 2021	139	28	167
Net unrealized loss on investments, net of tax (1)	(662)	—	(662)
Foreign currency translation adjustments	—	115	115
Balance at December 31, 2022	(523)	143	(380)
Net unrealized gain on investments, net of tax (1)	647	—	647
Foreign currency translation adjustments	—	(20)	(20)
Balance at December 31, 2023	$124	$123	$247
(1) Net of a $(0.2) million, $0.2 million and $0.1 million tax (expense) benefit for the years ended December 31, 2023, 2022 and 2021, respectively.
NOTE 14—STOCK PLANS
Stock Incentive Plans
The Company’s Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan, was originally adopted by its board of directors and approved by its stockholders in June 2011 and was amended and restated in June 2014, June 2016, June 2019, June 2021 and June 2023. The June 2023 amendment and restatement and approval by the Company’s stockholders increased the number of shares of common stock authorized for issuance as equity awards under the 2011 Plan by 3,300,000 shares, which allows the granting of incentive stock options, non-statutory stock options, restricted stock units and other stock-based awards.
In April 2014, the Company’s board of directors approved and adopted the Company’s 2014 Inducement Plan (the “2014 Inducement Plan”), pursuant to which awards could be made to new employees under the 2014 Inducement Plan for up to 175,000 shares of the Company’s common stock as a material inducement to such persons entering into employment with the Company. On December 20, 2023, the board of directors, upon recommendation of the compensation committee of the board of directors, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “Inducement Plan”) such that, among other things, an additional 642,093 shares of the Company’s common stock and 817,093 shares of the Company’s common stock in total, were reserved for issuance under the Inducement Plan, and the term of the Inducement Plan was extended such that it will now expire on December 20, 2033.

The Inducement Plan allows the granting of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards.

Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-32

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In addition, on December 20, 2023, the board of directors, upon recommendation of the compensation committee, approved the Inducement Award (as defined below) pursuant to the terms and provisions of the Inducement Plan. The “Inducement Award” means the grant to Frank D. Lee, in connection with his appointment as Chief Executive Officer, of: (i) 692,512 stock options with an exercise price per share equal to the closing price of the Company’s common stock as reported on the Nasdaq Global Select Market on January 3, 2024, vesting over a four-year period with a contractual term of 10 years, which will vest and become exercisable as to 25% of the option shares on January 3, 2025, and vest as to the remaining shares in successive equal quarterly installments over the subsequent three years, provided that Mr. Lee remains in continuous service with the Company as of each vesting date, and (ii) restricted stock units for 99,520 shares of the Company’s common stock, subject to continued service with the Company as of each vesting date, to vest in four equal annual installments beginning on January 2, 2025. Following the Inducement Award, no shares of the Company’s common stock remained reserved for issuance under the Inducement Plan.

The Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with Rule 5635(c)(4) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors or the board of directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Equity Grants
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
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, was originally adopted by its board of directors in April 2014, approved by the Company’s stockholders in June 2014 and amended and restated in June 2022. The June 2022 amendment and restatement increased the number of shares of common stock that may be sold under the plan by an additional 500,000 shares from the originally provided 500,000 shares. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 1,000,000 shares of common stock may be sold. The ESPP expires in June 2032. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, or IRC. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Six-month offering periods begin on January 1 and July 1 of each year. During an offering period, eligible employees have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31 (or the last trading day of an offering period). The per share purchase price is equal to 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the year ended December 31, 2023, 90,317 shares were purchased and issued through the ESPP.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-33

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables contain information about the Company’s stock incentive plans at December 31, 2023:

Stock Incentive Plan	Awards Reserved For Issuance	Awards Issued	Awards Available For Grant
2011 Plan	17,731,701	15,362,454	2,369,247
2014 Inducement Plan (1)	817,093	25,061	792,032
Total	18,548,794	15,387,515	3,161,279

Employee Stock Purchase Plan	Shares Reserved For Purchase	Shares Purchased	Shares Available For Purchase
ESPP	1,000,000	570,667	429,333
(1)    On December 20, 2023, in connection with Frank D. Lee’s appointment as Chief Executive Officer, the board of directors approved the grant of inducement awards to Mr. Lee pursuant to the Inducement Plan, which was adopted by the board of directors upon recommendation of the compensation committee of the board of directors, on December 20, 2023. Mr. Lee’s inducement awards included stock options to purchase an aggregate of 692,512 shares of common stock with an exercise price per share equal to $32.07, the closing price of the Company’s common stock as reported on the Nasdaq Global Select Market on January 3, 2024, and, subject to continued service with the Company as of each vesting date, such option will vest and become exercisable as to 25% of the option shares on January 3, 2025, and vest as to the remaining shares in successive equal quarterly installments over the subsequent three years; and (ii) a restricted stock unit award for 99,520 shares of the Company’s common stock, subject to continued service with the Company as of each vesting date, to vest in four equal annual installments beginning on January 2, 2025, in each case, pursuant to the terms and provisions of the Inducement Plan. As these awards were granted subsequent to December 31, 2023, they are not reflected in the table above as awards issued.
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
The Company recognized stock-based compensation expense in its consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021 as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of goods sold	$5,537	$5,967	$5,891
Research and development	8,694	6,594	5,465
Selling, general and administrative	33,664	35,531	30,890
Total	$47,895	$48,092	$42,246

Stock-based compensation from:
Stock options	$24,005	$26,800	$25,980
RSUs	22,974	20,310	15,335
ESPP	916	982	931
Total	$47,895	$48,092	$42,246

Related income tax benefit	$10,186	$10,219	$8,989
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-34

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s stock option activity and related information for the period from December 31, 2020 to December 31, 2023:

	Number of Stock Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2020	6,235,118	$45.98	6.97	$102,955
Granted	890,277	60.27
Exercised	(732,117)	32.56		$23,967
Forfeited	(278,233)	46.46
Expired	(64,505)	80.31
Outstanding at December 31, 2021	6,050,540	49.32	6.59	$81,407
Granted	1,061,630	59.99
Exercised	(689,464)	35.37		$23,983
Forfeited	(113,506)	54.97
Expired	(36,206)	79.90
Outstanding at December 31, 2022	6,272,994	52.38	6.28	$2,011
Granted	1,587,411	38.23
Exercised	(62,680)	30.93		$580
Forfeited	(252,035)	52.67
Expired	(465,942)	52.11
Outstanding at December 31, 2023	7,079,748	$49.40	6.03	$863
Exercisable at December 31, 2023	4,752,678	$51.24	4.63	$272
Vested and expected to vest as of December 31, 2023	7,079,748	$49.40	6.03	$863
As of December 31, 2023, $40.7 million of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a weighted average period of 2.6 years. The Company’s stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2023, 2022 and 2021 was $15.92, $25.60 and $26.74 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2023	2022	2021
Expected dividend yield	None	None	None
Risk-free interest rate	3.05% - 4.81%	1.37% - 4.17%	0.43% - 1.21%
Expected volatility	41.3%	45.1%	49.1%
Expected term of options	4.90 years	4.92 years	5.36 years
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-35

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s RSU activity and related information for the period from December 31, 2020 to December 31, 2023:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2020	957,453	$46.34	$57,294
Granted	446,450	60.81
Vested	(309,779)	45.16
Forfeited	(138,847)	50.67
Unvested at December 31, 2021	955,277	52.85	$57,479
Granted	621,149	60.11
Vested	(331,196)	50.25
Forfeited	(95,768)	56.00
Unvested at December 31, 2022	1,149,462	57.26	$44,381
Granted	795,962	38.95
Vested	(404,095)	54.88
Forfeited	(176,711)	54.15
Unvested and expected to vest as of December 31, 2023	1,364,618	$47.66	$46,042
As of December 31, 2023, $51.1 million of total unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted average period of 2.8 years. The Company’s RSUs have a maximum vest date of four years from the date of grant. The fair values of RSUs awarded are equal to the closing price of the Company’s common stock on the date of grant.
The fair values of the ESPP share options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2023	2022	2021
ESPP share option fair value	$10.00 - $10.34	$15.26 - $15.86	$15.16 - $15.23
Expected dividend yield	None	None	None
Risk-free interest rate	4.77% - 5.53%	0.22% - 2.52%	0.50% - 0.90%
Expected volatility	35.4%	39.5%	37.0%
Expected term of ESPP share options	6 months	6 months	6 months

Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-36

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 15—NET INCOME PER SHARE
Potential common shares are excluded from the diluted net income per share computation to the extent that they would be antidilutive. If the Company reported a net loss for the year, no potentially dilutive securities would be included in the computation of diluted net loss per share. As discussed in Note 11, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2025 Notes.
For additional information on the Company’s computation, see Note 2, Summary of Significant Accounting Policies. Prior to the Company’s adoption of ASU 2020-06, for the year ended December 31, 2021, the Company used the treasury stock method to calculate dilutive shares on its convertible debt.
The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income—basic	$41,955	$15,909	$41,980
ASU 2020-06 convertible notes if-converted method adjustment	4,114	—	—
Adjusted net income—diluted	$46,069	$15,909	$41,980
Denominator:
Weighted average common shares outstanding—basic	46,222	45,521	44,262
Computation of diluted securities:
ASU 2020-06 convertible notes if-converted method adjustment	5,608	—	—
Dilutive effect of stock options	51	787	1,030
Dilutive effect of RSUs	96	226	298
Dilutive effect of conversion premium on the 2022 Notes	—	—	38
Dilutive effect of ESPP purchase options	2	4	2
Weighted average common shares outstanding—diluted	51,979	46,538	45,630
Net income per share:
Basic net income per common share	$0.91	$0.35	$0.95
Diluted net income per common share	$0.89	$0.34	$0.92
The following table summarizes the outstanding stock options, RSUs, ESPP purchase options and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Year Ended December 31,
	2023	2022	2021
Weighted average number of stock options	6,251	2,821	2,141
Convertible senior notes (1)	—	6,206	—
Weighted average number of RSUs	1,033	417	116
Weighted average ESPP purchase options	20	7	13
Total	7,304	9,451	2,270
(1) The convertible senior notes were antidilutive for the year ended December 31, 2022, in conjunction with a $5.1 million if-converted method adjustment to the numerator that adds back the interest expense associated with the convertible debt on a post-tax basis under ASU 2020-06.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-37

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 16—INCOME TAXES
Income (loss) before income taxes and the related tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income (loss) before income taxes:
Domestic	$66,257	$21,068	$64,751
Foreign	(4,556)	(7,766)	(8,347)
Total income before income taxes	$61,701	$13,302	$56,404

Current taxes:
Federal	$1,686	$—	$—
State	2,444	5,309	3,533
Foreign	1	29	19
Total current taxes	$4,131	$5,338	$3,552
Deferred taxes:
Federal	$16,790	$(2,781)	$12,554
State	(1,175)	(5,164)	(1,682)
Total deferred taxes	$15,615	$(7,945)	$10,872

Total income tax expense (benefit)	$19,746	$(2,607)	$14,424
A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes is as follows (dollars in thousands):

	Year Ended December 31,
	2023		2022		2021
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$12,957	21.00%	$2,793	21.00%	$11,845	21.00%
State taxes	1,770	2.87%	508	3.82%	2,154	3.82%
Foreign taxes	(1,798)	(2.91)%	248	1.86%	(651)	(1.15)%
Change in valuation allowance	2,192	3.55%	2,871	21.58%	3,695	6.55%
Executive compensation	3,171	5.14%	2,188	16.45%	1,538	2.73%
Stock-based compensation	4,070	6.60%	(2,715)	(20.41)%	(2,963)	(5.25)%
Tax credits	(3,327)	(5.39)%	(3,245)	(24.39)%	(1,690)	(3.00)%
Reserves	389	0.63%	984	7.40%	(738)	(1.31)%
Non-Taxable or Nondeductible Items:
Interest expense	—	—%	(3,477)	(26.14)%	(430)	(0.76)%
Contingent consideration	(719)	(1.17)%	(3,841)	(28.88)%	247	0.44%
Nondeductible expenses	975	1.58%	1,164	8.75%	1,929	3.42%
Other	66	0.10%	(85)	(0.64)%	(512)	(0.92)%
Income tax expense (benefit) and effective tax rate	$19,746	32.00%	$(2,607)	(19.60)%	$14,424	25.57%
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-38

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The Company records a valuation allowance on U.S. capital losses and on foreign net deferred tax balances as it is more-likely-than-not the tax benefits are not realizable.
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$132,265	$151,495
Federal and state credits	24,018	23,098
Accruals and reserves	18,936	19,979
Stock based compensation	27,520	27,473
Inventory reserves	2,149	4,889
Other	7,143	11,036
Total deferred tax assets	212,031	237,970
Deferred tax liabilities:
Depreciation and amortization	(42,027)	(54,743)
Discount on convertible senior notes	1	13
Total deferred tax liabilities	(42,026)	(54,730)
Deferred tax assets, net of deferred tax liabilities	170,005	183,240
Less: valuation allowance	(25,520)	(22,931)
Net deferred tax assets	$144,485	$160,309
As of December 31, 2023, the Company’s federal net operating losses, or NOLs, and federal tax credit carryforwards totaled $483.6 million and $16.7 million, respectively. The Company also had state NOLs and state tax credit carryforwards of $507.6 million and $7.3 million, respectively, which are subject to change on an annual basis due to variations in the Company’s annual state apportionment factors. There are no remaining unlimited federal NOLs. The state NOLs will begin to expire in 2028. The Company had non-U.S. NOLs of $5.5 million at December 31, 2023. The non-U.S. NOLs do not expire.
Since the Company had cumulative changes in ownership of more than 50% within a three-year period, under IRC sections 382 and 383, the Company’s ability to use certain NOLs, tax attributes and credit carryforwards to offset taxable income or tax will be limited. Such ownership changes were triggered by the initial acquisition of the Company’s stock in 2007 as well as cumulative ownership changes arising as a result of the completion of the Company’s initial public offering, other financing transactions and the Flexion Acquisition in 2021. As a result of these ownership changes, the Company has $483.6 million of federal NOLs subject to annual limitations and are available as follows: $32.5 million will become available in 2024, $32.4 million in 2025, $28.3 million in 2026, and $6.9 million in 2027 and thereafter.
In accordance with ASC Topic 740, the Company establishes a valuation allowance for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income—including tax-planning strategies—by individual tax jurisdictions. In each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowance are appropriate. The Company had a net increase in its valuation allowance of $2.6 million and $3.9 million for the years ended December 31, 2023 and 2022, respectively. The current year net increase in the Company’s valuation allowance includes $2.5 million against foreign net deferred tax assets and $0.1 million against U.S. capital loss carryforwards. The Company continues to maintain a full valuation allowance against foreign net deferred tax assets since it is more-likely-than-not the tax benefit related to the foreign losses are not realizable.
In 2023, the Company recorded a $0.4 million net increase to unrecognized tax benefits, or UTBs of which a $0.6 million increase is related to tax credit positions taken during the year, offset by a $0.2 million reduction related to prior year tax credit
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-39

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
positions. The Company’s UTB liability at December 31, 2023 was $6.7 million. The change in the Company’s UTBs for the year ended December 31, 2023 is summarized as follows (in thousands):

Unrecognized Tax Benefit
Balance at December 31, 2021	$9,021
Reduction for prior year positions	(3,526)
Additions for current year positions	827
Balance at December 31, 2022	6,322
Additions for current year positions	553
Reduction for prior year positions	(164)
Balance at December 31, 2023	$6,711
The UTBs as of December 31, 2023, 2022 and 2021 would, if subsequently recognized, favorably impact the effective income tax rate.
The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its reserve for UTBs based on new information or developments. Of the UTB balance at December 31, 2023, $5.7 million was recorded as a reduction to the Company’s deferred tax assets. Any potential deficiency would not result in a tax liability, therefore, no interest or penalties were recognized in income tax expense for the years ended December 31, 2023, 2022 and 2021 for positions recorded to the Company’s deferred tax assets.
During 2023, $1.0 million of reserves previously recorded to deferred tax assets were reclassified to the Company’s other long-term liabilities. The reclassification was required as the Company is utilizing tax credits in the current year and also filed amended returns to claim tax credits, both of which result in a reduction to the Company’s tax liabilities. No interest or penalties were recognized in income tax expense for the $1.0 million of reserve recorded to the Company’s other long-term liabilities as any potential deficiency would not result in a tax liability until next year.
The Company is currently subject to audit by the U.S. Internal Revenue Service, or IRS, for the years 2019 through 2023, and state tax jurisdictions for the years 2018 through 2023. However, the IRS or states may still examine and adjust an NOL arising from a closed year to the extent it is utilized in a year that remains subject to audit. The Company’s previously filed income tax returns are not presently under audit by the IRS. The Company is under a state audit for the years 2020 through 2021.
NOTE 17—EMPLOYEE BENEFIT PLANS
401(k) Plan
The Company’s 401(k) plan is a deferred salary arrangement under section 401(k) of the IRC. Under the 401(k) plan, participating U.S. employees may defer a portion of their pre-tax earnings which are eligible for a discretionary percentage match as defined in the 401(k) plan and determined by the Company’s board of directors (up to the maximum amount permitted by the IRC). The Company recognized $4.8 million, $3.4 million and $2.8 million of related compensation expense for its 401(k) discretionary match for the years ended December 31, 2023, 2022 and 2021, respectively.
Deferred Compensation Plan
The Company intends that its Deferred Compensation Plan, or DCP, constitute, and be construed and administered as, an unfunded plan of deferred compensation within the meaning of the Employee Retirement Income Security Act of 1974, as amended, and the IRC of 1986, as amended, under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select management and highly compensated employees of the Company, including the Company’s named executive officers. Pursuant to the DCP, subject to any minimum and maximum deferral requirements that the administrator of the DCP may establish, participants may elect to defer their base salary and annual incentive awards. In addition to elective deferrals, the DCP permits the Company to make matching and certain other discretionary contributions to the participants. The company contributes assets to a rabbi trust to accumulate funds to pay benefits under the DCP. Funds held in the rabbi trust must be used to pay benefits to DCP participants, except in the case of the Company’s bankruptcy or insolvency, in which case, they become subject to claims by the Company’s creditors. The Company recognized $0.3 million, $0.3 million and $0.2 million of related compensation expense for its DCP discretionary match for the years ended
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-40

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2023, 2022 and 2021, respectively. The carrying value of assets held in the rabbi trust equaled the DCP liability as of both December 31, 2023 and 2022. As of December 31, 2023, the carrying value of the assets held in the rabbi trust was $6.9 million, of which $0.7 million is classified as current. As of December 31, 2022, the carrying value of the assets held in the rabbi trust was $4.3 million, of which $0.1 million was classified as current. The rabbi trust current and noncurrent assets are classified within prepaid expenses and other assets and investments and other assets, respectively, within the consolidated balance sheets. The DCP current and noncurrent liabilities are classified within accrued expenses and other liabilities, respectively, within the consolidated balance sheets.
Cash Long-Term Incentive Plan
The Company’s cash long-term incentive plan, or LTIP, is focused on pre-determined and objective performance goals during each applicable performance period from January 1 through December 31 of each calendar year. Award amounts ranging from 0% to 225% of the target cash award can be earned based on achievement of two equally weighted financial metrics: net revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), with a relative total shareholder return modifier based on the Company’s stock price performance relative to the companies comprising the S&P Pharmaceuticals Select Industry Index. The performance period for these metrics is one year, with an additional three years of time-vesting following the performance period. For the years ended December 31, 2023 and 2022, the Company recognized $0.5 million and $1.0 million of related compensation expense under the LTIP, respectively, all of which related to the 2021 performance period. Amounts earned for the 2021 performance year are payable to participants in January 2025 after a three-year vesting period concludes. No amounts were earned by participants for the 2022 and 2023 performance periods. As of December 31, 2023 and 2022, there was $2.7 million and $2.2 million included in other liabilities in the consolidated balance sheets, respectively.

NOTE 18—CONTINGENT CONSIDERATION (GAINS) CHARGES, ACQUISITION-RELATED CHARGES AND OTHER
Contingent consideration (gains) charges, acquisition-related charges and other for the years ended December 31, 2023, 2022 and 2021 are summarized below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Contingent consideration (gains) charges:
Flexion contingent consideration	$(3,424)	$(18,292)	$1,174
MyoScience contingent consideration	—	(11,184)	(2,163)
Total contingent consideration (gains) charges	(3,424)	(29,476)	(989)

Acquisition-related charges:
Severance-related expenses	—	4,494	26,371
Acquisition-related fees	1,963	1,032	10,963
Other acquisition expenses	—	5,719	3,566
Total acquisition-related charges	1,963	11,245	40,900

Restructuring charges	1,109	—	—
Impairment of acquired IPR&D	—	26,134	—
Termination of license agreement	—	3,000	—
Nuance Biotech Co. Ltd. agreement dissolution costs	—	—	3,000
Total contingent consideration (gains) charges, acquisition-related charges and other	$(352)	$10,903	$42,911
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-41

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Flexion Acquisition Contingent Consideration
For the years ended December 31, 2023 and 2022, the Company recognized contingent consideration gains of $3.4 million and $18.3 million, respectively, due to a decrease in the fair value of its contingent consideration. From the date of the Flexion Acquisition through December 31, 2021, the Company recorded a contingent consideration charge of $1.2 million. See Note 12, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of the Company’s contingent consideration and more information regarding the changes in fair value.
MyoScience Acquisition Contingent Consideration
The Company recognized contingent consideration gains related to the MyoScience Acquisition of $11.2 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively. See Note 12, Financial Instruments, for information regarding the method and the changes in fair value.
Restructuring Charges
In June 2023, the Company implemented a restructuring plan in an effort to improve its operational efficiencies. The restructuring charges were predominantly related to one-time employee termination benefits through a reduction of headcount, such as severance and related costs. During the year ended December 31, 2023, the Company recognized $1.1 million of restructuring charges.
Acquisition-Related Charges
The Company recognized acquisition-related and other costs of $2.0 million during the year ended December 31, 2023 primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition. The Company recognized acquisition-related and other costs of $11.2 million and $40.2 million during the years ended December 31, 2022 and 2021, respectively, primarily for severance, legal fees, third-party services and other one-time charges related to the Flexion Acquisition. See Note 5, Flexion Acquisition, for more information.
Also included in the year ended December 31, 2021, the Company recognized acquisition-related and other charges of $0.7 million related to one-time termination benefits and fees associated with the MyoScience Acquisition.
Impairment of Acquired IPR&D
For the year ended December 31, 2022, an impairment of $26.1 million for an acquired IPR&D intangible asset related to ZILRETTA for the treatment of OA pain of the shoulder was recognized based on the amount its previous carrying value of $60.0 million exceeded its fair value of $33.9 million. See Note 9, Goodwill and Intangible Assets, for more information.
Termination of License Agreement
The Company recognized expense of $3.0 million during the year ended December 31, 2022 related to the termination of a license agreement. See Note 20, Commitments and Contingencies, for more information.
Nuance Biotech Co. Ltd. Agreement Dissolution Costs
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
NOTE 19—COMMERCIAL PARTNERS AND OTHER AGREEMENTS
Thermo Fisher Scientific Pharma Services
In April 2014, the Company and Thermo Fisher entered into a Strategic Co-Production Agreement, a Technical Transfer and Service Agreement (the “EXPAREL Technical Transfer and Service Agreement”) and a Manufacturing and Supply Agreement to collaborate in the manufacture of EXPAREL. Under the terms of the EXPAREL Technical Transfer and Service Agreement, Thermo Fisher undertook certain technical transfer activities and construction services needed to prepare its Swindon, England facility for the manufacture of EXPAREL in dedicated manufacturing suites. The Company is now utilizing
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-42

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
a second, larger-scale dedicated manufacturing suite. Under these agreements, the Company makes monthly base fee payments to Thermo Fisher. Unless earlier terminated by providing 18 months’ notice (other than termination by the Company in the event of a material breach by Thermo Fisher), this agreement will expire in May 2028.
Prior to the Flexion Acquisition, in July 2015, Flexion and Thermo Fisher entered into a Manufacturing and Supply Agreement (the “ZILRETTA Manufacturing and Supply Agreement”) and a Technical Transfer and Service Agreement related to the manufacture of ZILRETTA at the same Thermo Fisher site in Swindon, England where the Company’s EXPAREL manufacturing suite is located. Thermo Fisher agreed to undertake certain transfer activities and construction services needed to prepare its facility for the commercial manufacture of ZILRETTA in dedicated manufacturing suites. Flexion provided Thermo Fisher with certain equipment and materials necessary to manufacture ZILRETTA. The Company pays a monthly base fee to Thermo Fisher for the operation of the manufacturing suites and a per product fee for each vial of ZILRETTA based upon a forecast of commercial demand. The Company also reimburses Thermo Fisher for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. Unless earlier terminated (other than termination by the Company in the event that Thermo Fisher does not meet specified milestones or for a breach by Thermo Fisher), the Company will be obligated to pay for the costs incurred by Thermo Fisher associated with the removal of its manufacturing equipment and for Thermo Fisher’s termination costs up to a specified capped amount.
The initial term of the ZILRETTA Manufacturing and Supply Agreement that the Company assumed as part of the Flexion Acquisition expires in October 2027. The Company pays a monthly base fee to Thermo Fisher for the operation of the manufacturing suites and a per product fee for each vial of ZILRETTA based upon a forecast of commercial demand. The Company also reimburses Thermo Fisher for purchases of materials and equipment made on its behalf, certain nominal expenses and additional services. The ZILRETTA Manufacturing and Supply Agreement will remain in full effect unless and until it expires or is terminated. The Company may terminate this agreement upon one month’s notice if a regulatory authority causes the withdrawal of ZILRETTA from the U.S. or any other market that represents 80 percent of its overall sales, or at any time for convenience by providing 24 months’ notice. Either party may terminate the ZILRETTA Manufacturing and Supply Agreement in the event of the breach or bankruptcy of the other party. Upon termination of the ZILRETTA Manufacturing Agreement (other than termination by the Company in the event that Thermo Fisher does not meet the manufacturing milestones or for a breach by Thermo Fisher), the Company will be obligated to pay for the costs incurred by Thermo Fisher associated with the removal of its manufacturing equipment and for Thermo Fisher’s termination costs up to a specified capped amount.
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
GQ Bio Therapeutics GmbH
In April 2023, the Company entered into a process development agreement with GQ Bio Therapeutics GmbH, or GQ, for the development of a commercially scalable manufacturing process for the production of PCRX-201. The agreement calls for the Company to pay GQ upon three milestones that can be achieved independently of each other. Milestone 1 includes a €0.5 million payment to GQ for the execution and completion of a feasibility assessment proposal for scalable process to support milestone 2. Achieving milestone 2 is associated with the development of a qualified program process for PCRX-201 where GQ would build a direct manufacturing cost of a PCRX-201 unit. Based on the direct manufacturing cost, the Company would pay GQ a success fee within a scale of €0.5 million up to €7.5 million, plus royalties within a scale of 0.25% to 3.75% of net sales associated with PCRX-201. The achievement of milestone 3 requires the Company to pay GQ €0.5 million for delivering a validatable manufacturing process and validated analytical control package necessary for initiating process validation.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-43

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
GQ is one of the Company’s equity investments and convertible notes receivables classified within investments and other assets in the consolidated balance sheets. See Note 12, Financial Instruments, for more information.
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
Carlisle Companies, Inc.
In January 2020, the Company and Carlisle Companies, Inc., or Carlisle, entered into a Manufacturing and Supply Agreement (the “Carlisle Agreement”) to collaborate in the manufacture of iovera° Smart Tips at Carlisle’s Tijuana, Mexico facility. The initial term of the Carlisle Agreement is five years with automatic one-year extensions unless either party provides prior notice in writing. Under the Carlisle Agreement, the Company pays fees based on the amount of iovera° Smart Tips delivered by Carlisle. Since April 2022, all iovera° Smart Tips have been produced by Carlisle.
The Carlisle Agreement may be terminated by either party upon one years’ written notice without cause. The Company may terminate the Carlisle Agreement upon thirty days’ written notice in the event that iovera° is withdrawn from the market or no longer sold by us. Either party may terminate the Carlisle Agreement in the event of the breach or bankruptcy of the other party.
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
A trial was conducted in September 2023, and a decision is expected before the end of the first half of 2024. The Company is unable to predict the outcome of this action at this time.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-44

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
In February 2023, eVenus filed its first amended answer to the first amended complaint, alleging patent invalidity, non-infringement and inequitable conduct. The Company has denied the allegations in eVenus’s first amended answer. The Company has subsequently voluntarily dismissed its claims with respect to the ’336 Patent. The trial on the remaining claim occurred in February 2024 with a decision expected to be reached late in the first half of 2024.
In April 2023, the Company filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ’348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ’348 patent as well as the Company’s other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691. The parties have subsequently dismissed all patents other than the ’348 patent from this litigation.
The Company is unable to predict the outcome of these litigations at this time.
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
On August 8, 2023, the United States District Court, District of Nevada, granted the Company’s motion for partial summary judgment in respect to the Company’s claim for a declaration that it no longer owes royalties for EXPAREL made under the 45-liter manufacturing process as of December 24, 2021. As a result, the Company expects to receive $14.5 million from RDF, representing the royalties that the Company paid to RDF under protest after December 24, 2021 for EXPAREL made from the 45-liter manufacturing process. Once it becomes probable that the settlement amount will be received, the
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-45

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company will record a settlement gain within other operating expenses in the condensed consolidated statement of operations. In November 2023, the United States District Court, District of Nevada conducted a mediation that did not result in a settlement. During the pendency of the remaining lawsuit, the Company will continue to pay royalties associated with the 200-liter manufacturing process to RDF under protest. The Company is unable to predict the outcome of this action at this time.
Purchase Obligations
The Company has approximately $71.4 million of minimum, non-cancelable contractual commitments for contract manufacturing services and $14.2 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2023. As of December 31, 2023, the Company has $4.9 million of other minimum, non-cancelable contractual commitments.
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
In July 2022, the Company submitted notice to HK Tainuo of its intent to pursue termination of the license agreement. The $13.0 million related to the termination of the license agreement was paid in January 2023.
Pediatric Trial Commitments

The FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL for infiltration and as a brachial plexus block in pediatric patients. The Company was granted deferrals for the required pediatric trials until after the indications were approved in adults. Similarly, in Europe, the Company agreed with the European Medicines Agency, or EMA, on a Pediatric Investigation Plan as a prerequisite for submitting a Marketing Authorization Application (MAA) in the E.U. Despite the U.K.’s withdrawal from the E.U., the agreed pediatric plan is applicable in the U.K.

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
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-46

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
PCRX-201
PCRX-201, a novel, intra-articular gene therapy product candidate that produces the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) treating OA pain in the knee, was added to the Company’s portfolio as part of the Flexion Acquisition in November 2021 as discussed in Note 5, Flexion Acquisition. Prior to the Flexion Acquisition, in February 2017, Flexion entered into an agreement with GQ to acquire the global rights to PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could become due upon the achievement of certain development and regulatory milestones, including up to $4.5 million through initiation of a Phase 2 proof of concept clinical trial and, following successful proof of concept, up to an additional $51.5 million in development and global regulatory approval milestone payments.
NOTE 21—SUBSEQUENT EVENT
In February 2024, the Company initiated a restructuring plan to ensure it is well positioned for long-term growth. The restructuring plan includes: (i) reshaping the Company’s executive team; (ii) reallocating efforts and resources from the Company’s ex-U.S. and certain early-stage development programs to its commercial portfolio in the U.S. market; and (iii) reprioritizing investments to focus on commercial readiness for the Non-Opioids Prevent Addiction In the Nation (“NOPAIN”) Act that takes effect in 2025 and broader commercial initiatives in key areas, such as strategic national accounts, marketing and market access and reimbursement. The Company recognized approximately $5 million of restructuring charges in February 2024 related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs.
Pacira BioSciences, Inc. | 2023 Form 10-K | Page F-47