Form 10-Q
period 2024-03-31
Pacira BioSciences, Inc.
filed 2024-05-07
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 6, 2024, 46,546,148 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$184,052	$153,298
Short-term available-for-sale investments	141,838	125,283
Accounts receivable, net	101,639	105,556
Inventories, net	96,782	104,353
Prepaid expenses and other current assets	18,802	21,504
Total current assets	543,113	509,994
Noncurrent available-for-sale investments	—	2,410
Fixed assets, net	171,804	173,927
Right-of-use assets, net	58,626	61,020
Goodwill	163,243	163,243
Intangible assets, net	468,936	483,258
Deferred tax assets	141,057	144,485
Investments and other assets	36,542	36,049
Total assets	$1,583,321	$1,574,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,982	$15,698
Accrued expenses	66,818	64,243
Lease liabilities	9,003	8,801
Current portion of convertible senior notes, net	8,641	8,641
Total current liabilities	93,444	97,383
Convertible senior notes, net	399,210	398,594
Long-term debt, net	112,477	115,202
Lease liabilities	52,446	54,806
Contingent consideration	20,892	24,698
Other liabilities	12,690	13,573
Total liabilities	691,159	704,256
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 46,517,410 and 46,481,174 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	47	46
Additional paid-in capital	989,780	976,633
Accumulated deficit	(97,817)	(106,796)
Accumulated other comprehensive income	152	247
Total stockholders’ equity	892,162	870,130
Total liabilities and stockholders’ equity	$1,583,321	$1,574,386
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Net product sales	$165,824	$159,431
Royalty revenue	1,293	910
Total revenues	167,117	160,341
Operating expenses:
Cost of goods sold	47,416	49,020
Research and development	18,238	17,140
Selling, general and administrative	72,026	70,843
Amortization of acquired intangible assets	14,322	14,322
Contingent consideration (gains) charges, restructuring charges and other	1,903	12,107
Total operating expenses	153,905	163,432
Income (loss) from operations	13,212	(3,091)
Other income (expense):
Interest income	3,903	3,142
Interest expense	(3,316)	(9,589)
Loss on early extinguishment of debt	—	(16,926)
Other, net	(159)	(10)
Total other income (expense), net	428	(23,383)
Income (loss) before income taxes	13,640	(26,474)
Income tax (expense) benefit	(4,661)	6,938
Net income (loss)	$8,979	$(19,536)

Net income (loss) per share:
Basic and diluted net income (loss) per common share	$0.19	$(0.43)
Weighted average common shares outstanding:
Basic	46,499	45,949
Diluted	52,193	45,949

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$8,979	$(19,536)
Other comprehensive income (loss):
Net unrealized (loss) gain on investments, net of tax	(108)	251
Foreign currency translation adjustments	13	(8)
Total other comprehensive (loss) income	(95)	243
Comprehensive income (loss)	$8,884	$(19,293)

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at December 31, 2023	46,481	$46	$976,633	$(106,796)	$247	$870,130
Vested restricted stock units	36	1	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	13,151	—	—	13,151
Other comprehensive loss (Note 10)	—	—	—	—	(95)	(95)
Net income	—	—	—	8,979	—	8,979
Balance at March 31, 2024	46,517	$47	$989,780	$(97,817)	$152	$892,162

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2022	45,928	$46	$924,095	$(148,751)	$(380)	$775,010
Exercise of stock options	12	—	334	—	—	334
Vested restricted stock units	30	—	—	—	—	—
Stock-based compensation	—	—	11,990	—	—	11,990
Other comprehensive income (Note 10)	—	—	—	—	243	243
Net loss	—	—	—	(19,536)	—	(19,536)
Balance at March 31, 2023	45,970	$46	$936,419	$(168,287)	$(137)	$768,041
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$8,979	$(19,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	3,463	(7,342)
Depreciation of fixed assets and amortization of intangible assets	18,426	19,602
Amortization of debt issuance costs	681	937
Amortization of debt discount	24	675
Loss on early extinguishment of debt	—	16,926
Stock-based compensation	13,151	11,990
Changes in contingent consideration	(3,806)	11,618
Other net losses (gains)	73	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	3,917	5,192
Inventories, net	7,572	3,086
Prepaid expenses and other assets	897	(1,926)
Accounts payable	(6,976)	2,628
Accrued expenses and income taxes payable	3,471	(25,120)
Other liabilities	(771)	421
Net cash provided by operating activities	49,101	19,128
Investing activities:
Purchases of fixed assets	(2,836)	(6,565)
Purchases of available-for-sale investments	(56,055)	(49,497)
Sales of available-for-sale investments	43,361	126,245
Purchases of debt investments	—	(4,000)
Net cash (used in) provided by investing activities	(15,530)	66,183
Financing activities:
Proceeds from exercises of stock options	—	333
Payment of employee withholding taxes on restricted stock unit vests	(4)	—
Proceeds from Term loan A facility	—	149,550
Repayment of Term loan B facility	—	(296,875)
Repayment of Term loan A facility	(2,813)	—
Debt extinguishment costs	—	(5,750)
Payment of debt issuance and financing costs	—	(1,163)
Net cash used in financing activities	(2,817)	(153,905)
Net increase (decrease) in cash and cash equivalents	30,754	(68,594)
Cash and cash equivalents, beginning of period	153,298	104,139
Cash and cash equivalents, end of period	$184,052	$35,545
Supplemental cash flow information:
Cash paid for interest	$3,969	$17,634
Net cash (received) paid for income taxes	$(245)	$201
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$607	$2,252
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Business Overview
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) is the therapeutic area leader in non-opioid pain management with a stated corporate mission of providing non-opioid pain management options to as many patients as possible and redefining the role of opioids for rescue therapy only. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves.
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
The Company is managed and operated as a single business focused on the development, manufacture, marketing, distribution and sale of non-opioid pain management and regenerative health solutions. The Company is managed by a single management team, and consistent with its organizational structure, the Chief Executive Officer—who is the Company’s chief operating decision maker—manages and allocates resources at a consolidated level. Effective January 2, 2024, the Company appointed a new Chief Executive Officer. Consistent with the Company’s predecessor chief operating decision maker, the Company views its business as one reportable operating segment to evaluate its performance, allocate resources, set operational targets and forecast its future financial results.
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).
The condensed consolidated financial statements at March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2023 is derived from the audited consolidated financial statements included in the Company’s 2023 Annual Report. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 9

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

	Three Months Ended March 31,
	2024	2023
Largest wholesaler	36%	32%
Second largest wholesaler	23%	24%
Third largest wholesaler	20%	23%
Total	79%	79%
Recent Accounting Pronouncements Not Adopted as of March 31, 2024
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The new segment disclosure requirements apply for entities with a single reportable segment. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023 and interim periods thereafter, with early adoption permitted. The ASU amendment will require adoption on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.
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
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users, namely hospitals, ambulatory surgery centers and healthcare provider offices. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. The Company primarily sells ZILRETTA to specialty distributors and specialty pharmacies, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as group purchasing organizations, or GPOs. Product revenue is recognized when control of the promised goods are transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL and ZILRETTA revenue is recorded at the time the products are transferred to the customer.
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
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 10

value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved.
Chargebacks for fees and discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified Department of Veteran Affairs hospitals, participating GPO members and 340B entities at prices lower than the list prices charged to other customers. The 340B Drug Discount Program is a U.S. federal government program that requires participating drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at reduced prices. Customers charge the Company for the difference between the product payment and the statutory selling price to the qualified entity. Reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are generally determined at the time of sale to the qualified government healthcare provider by customers, and the Company generally issues credits for such amounts within weeks of the customer’s notification to the Company of the sale. Reserves for chargebacks consist of credits that the Company expects to issue for units that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed, but for which the Company has not yet issued a credit.
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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net product sales:
EXPAREL	$132,430	$130,408
ZILRETTA	25,839	24,334
iovera°	5,030	4,001
Bupivacaine liposome injectable suspension	2,525	688
Total net product sales	$165,824	$159,431
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 11

NOTE 4—INVENTORIES
The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$51,608	$54,099
Work-in-process	18,764	31,215
Finished goods	26,410	19,039
Total	$96,782	$104,353
NOTE 5—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Machinery and equipment (1)	$106,670	$121,773
Leasehold improvements	58,835	61,826
Computer equipment and software	17,223	17,186
Office furniture and equipment	2,543	2,543
Construction in progress	106,987	105,905
Total	292,258	309,233
Less: accumulated depreciation (1)	(120,454)	(135,306)
Fixed assets, net	$171,804	$173,927
(1) During the three months ended March 31, 2024, the Company disposed of $19.0 million of fully depreciated machinery and equipment associated with its 45-liter EXPAREL manufacturing process at the Thermo Fisher Scientific Pharma Services facility located in Swindon, England. The Company continues to operate its 200-liter EXPAREL manufacturing process at the same facility.
For the three months ended March 31, 2024 and 2023, depreciation expense was $4.1 million and $5.3 million, respectively. For the three months ended March 31, 2024 and 2023, there was $0.7 million and $1.4 million of capitalized interest on the construction of manufacturing sites, respectively.
At March 31, 2024 and December 31, 2023, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located in Europe in the amount of $34.3 million and $36.8 million, respectively.
As of March 31, 2024 and December 31, 2023, the Company had asset retirement obligations of $3.9 million and $4.3 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
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
Since July 2022 and February 2023, the Company has been recognizing sublease income for laboratory space leased in Woburn, Massachusetts and a portion of office space leased in Burlington, Massachusetts, respectively, from leases that were assumed as part of the Flexion Acquisition. In February 2024, the lease and sublease term concluded for the laboratory space in Woburn, Massachusetts.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 12

The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Fixed lease costs	$3,497	$3,628
Variable lease costs	494	567
Sublease income	(131)	(153)
Total	$3,860	$4,042
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for operating lease liabilities, net of lease incentives	$3,219	$3,763
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	March 31,
	2024	2023
Weighted average remaining lease term	5.81 years	6.61 years
Weighted average discount rate	7.01%	7.03%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2024 (remaining nine months)	$9,777
2025	12,775
2026	12,814
2027	12,587
2028	10,925
Thereafter	16,426
Total future lease payments	75,304
Less: imputed interest	(13,855)
Total operating lease liabilities	$61,449
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now Vectura Group Limited, a subsidiary of Philip Morris International, Inc.) in 2007, the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The goodwill balance at each of March 31, 2024 and December 31, 2023 was $163.2 million.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 13

Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

March 31, 2024	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(155,975)	$434,025	10 years, 5 months
Customer relationships	90	(45)	45	10 years
Total finite-lived intangible assets, net	590,090	(156,020)	434,070
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(156,020)	$468,936

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(141,655)	$448,345	10 years, 5 months
Customer relationships	90	(43)	47	10 years
Total finite-lived intangible assets, net	590,090	(141,698)	448,392
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(141,698)	$483,258
Amortization expense on intangible assets was $14.3 million for both the three months ended March 31, 2024 and 2023.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $43.0 million for the remaining nine months of 2024, $57.3 million each year from 2025 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 8—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Term loan A facility maturing March 2028	$112,477	$115,202
0.750% Convertible senior notes due August 2025	399,210	398,594
3.375% Convertible senior notes due May 2024 (1)	8,641	8,641
Total	$520,328	$522,437
(1) The 3.375% convertible senior notes due May 2024 matured and were repaid on May 1, 2024.
2028 Term Loan A Facility
On March 31, 2023, the Company entered into a credit agreement (the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders, to refinance the indebtedness outstanding under the Company’s then-existing TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of the Company’s and any subsidiary guarantor’s assets. Subject to certain conditions, the Company may, at any time, on one or more occasion, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities. The net proceeds of the TLA Term Loan were approximately $149.6 million after deducting an original issue discount of $0.4 million.

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 14

The total debt composition of the TLA Term Loan is as follows (in thousands):

	March 31,	December 31,
	2024	2023
Term loan A facility maturing March 2028	$113,750	$116,563
Deferred financing costs	(924)	(988)
Discount on debt	(349)	(373)
Total debt, net of debt discount and deferred financing costs	$112,477	$115,202
The TLA Term Loan matures on March 31, 2028 and the TLA Credit Agreement requires quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. Due to voluntary principal prepayments made, the Company is not required to make further principal payments until March 2026, although the Company retains the option to do so.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires the Company to maintain an unrestricted cash and cash equivalents balance of at least $500.0 million less any prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2024, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the three months ended March 31, 2024, the Company made a $2.8 million voluntary principal prepayment. During the year ended December 31, 2023, the Company made a scheduled principal payment of $2.8 million as well as $30.6 million of voluntary principal prepayments. As of March 31, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.41%.
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
During the three months ended March 31, 2023, the Company repaid the outstanding $296.9 million principal on the TLB Term Loan, which resulted in a $16.9 million loss on early extinguishment of debt.
On March 31, 2023, the Company used the $149.6 million of net borrowings under the TLA Credit Agreement and cash on hand to repay the indebtedness outstanding under the TLB Credit Agreement and concurrently terminated the TLB Credit Agreement. The Company incurred a prepayment fee of 2.00% of the outstanding principal balance of the TLB Term Loan in connection with the termination.

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 15

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
The total debt composition of the 2025 Notes is as follows (in thousands):

	March 31,	December 31,
	2024	2023
0.750% convertible senior notes due August 2025	$402,500	$402,500
Deferred financing costs	(3,290)	(3,906)
Total debt, net of deferred financing costs	$399,210	$398,594
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only if certain circumstances are met, including if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2024, the conditions for conversion were not met.
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
As of March 31, 2024, the 2025 Notes had a market price of $953 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the $402.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
Since August 1, 2023 (but, in the case of a redemption of less than all of the outstanding 2025 Notes, no later than the 40th scheduled trading day immediately before the maturity date), the Company may redeem for cash all or part of the 2025 Notes if the last reported sale price (as defined in the 2025 Indenture) of the Company’s common stock has been at least 130% of the conversion price then in effect for (i) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related notice of redemption and (ii) the trading day immediately before the date the Company sends such notice. The redemption price will equal the sum of (i) 100% of the principal amount of the 2025 Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date. In addition, calling the 2025 Notes for redemption will constitute a “make-whole fundamental change” (as defined in the 2025 Indenture) and will, in certain circumstances, increase the conversion rate applicable to the conversion of such notes if it is converted in connection with the redemption. No sinking fund is provided for the 2025 Notes.
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at March 31, 2024 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 16

Convertible Senior Notes Due 2024 Assumed from the Flexion Acquisition
Prior to the Flexion Acquisition, in May 2017, Flexion issued an aggregate of $201.3 million principal amount of 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”), pursuant to the indenture, dated as of May 2, 2017 (the “Original Flexion Indenture”), between Flexion and Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), as trustee (the “Flexion Trustee”), as supplemented by the First Supplemental Indenture, dated as of November 19, 2021, between Flexion and the Flexion Trustee (the “First Supplemental Flexion Indenture” and, together with the Original Flexion Indenture, the “Flexion Indenture”). The Flexion 2024 Notes had a maturity date of May 1, 2024, were unsecured, and accrued interest at a rate of 3.375% per annum, payable semi-annually on May 1st and November 1st of each year. Upon the Flexion Acquisition, the principal was assumed and recorded at fair value by the Company.
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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. At March 31, 2024, the remaining principal outstanding was $8.6 million, which was repaid upon its maturity on May 1, 2024.
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$3,311	$9,350
Amortization of debt issuance costs	681	937
Amortization of debt discount	24	675
Capitalized interest (Note 5)	(700)	(1,373)
Total	$3,316	$9,589

Effective interest rate on total debt	2.96%	5.36%
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 17

senior notes and its TLA Term Loan are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amounts of equity investments and convertible notes receivable without readily determinable fair values have not been adjusted for either an impairment or upward or downward adjustments based on observable transactions.
At March 31, 2024, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$12,030	$—	$—	$12,030
Financial Liabilities:
Acquisition-related contingent consideration	$20,892	$—	$—	$20,892

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$112,477	$—	$113,181	$—
0.750% convertible senior notes due 2025 (1)	$399,210	$—	$383,381	$—
3.375% convertible senior notes due 2024 (2)	$8,641	$—	$8,641	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $29.22 per share at March 31, 2024 compared to a conversion price of $71.78 per share. At March 31, 2024, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion premium that could have been due on the 2025 Notes is 5.6 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
(2) The 3.375% convertible senior notes due May 2024 matured and were repaid on May 1, 2024.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2022	$15,877	$5,315	$21,192
Purchases	—	6,758	6,758
Foreign currency adjustments	—	61	61
Balance at December 31, 2023	15,877	12,134	28,011
Foreign currency adjustments	—	(104)	(104)
Balance at March 31, 2024	$15,877	$12,030	$27,907
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition in the amount of $20.9 million and $24.7 million as of March 31, 2024 and December 31, 2023, respectively. The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rates used to calculate the present value of estimated future payments.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 18

Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended March 31, 2024, the Company recorded a gain of $3.8 million primarily due to an adjustment reflecting the probability of achieving the remaining regulatory milestone by December 31, 2030, the expiration date. During the three months ended March 31, 2023, the Company recorded a charge of $11.6 million, which was due to a decrease to the assumed discount rate based on a significant improvement in the Company’s incremental borrowing rate resulting from the TLA Credit Agreement entered into in March 2023. These adjustments were recorded within contingent consideration (gains) charges, restructuring charges and other in the condensed consolidated statements of operations. At March 31, 2024, the weighted average discount rate was 8.6%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of March 31, 2024
Discount rates	8.0% to 9.3%
Probability of payment for remaining regulatory milestone	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2022	$28,122
Fair value adjustments and accretion	(3,424)
Balance at December 31, 2023	24,698
Fair value adjustments and accretion	(3,806)
Balance at March 31, 2024	$20,892
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of asset-backed securities collateralized by credit card receivables and contain maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At March 31, 2024 and December 31, 2023, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, with the exception of U.S. government bonds, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 19

The following summarizes the Company’s short-term and noncurrent available-for-sale investments at March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1)	Fair Value (Level 2)
Current:
Asset-backed securities	$25,345	$—	$(38)	$—	$25,307
Commercial paper	94,138	28	(51)	—	94,115
Corporate bonds	7,984	—	(6)	—	7,978
U.S. federal agency bonds	9,479	—	(10)	—	9,469
U.S. government bonds	4,974	—	(5)	4,969	—
Total	$141,920	$28	$(110)	$4,969	$136,869

December 31, 2023 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1)	Fair Value (Level 2)
Current:
Asset-backed securities	$9,539	$1	$—	$—	$9,540
Commercial paper	77,941	103	—	—	78,044
U.S. federal agency bonds	22,849	—	(29)	—	22,820
U.S. government bonds	14,899	—	(20)	14,879	—
Subtotal	125,228	104	(49)	14,879	110,404
Noncurrent:
Asset-backed securities	2,403	7	—	—	2,410
Subtotal	2,403	7	—	—	2,410
Total	$127,631	$111	$(49)	$14,879	$112,814
At March 31, 2024, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At March 31, 2024 and December 31, 2023, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.1 million and $0.4 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of March 31, 2024, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 39%, 19% and 16%. At December 31, 2023, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 37%, 19% and 16%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of March 31, 2024, there were $0.1 million of allowances for credit losses on its accounts receivable associated with iovera°. As of December 31, 2023, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 20

NOTE 10—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$124	$123	$247
Net unrealized loss on investments, net of tax(1)	(108)	—	(108)
Foreign currency translation adjustments	—	13	13
Balance at March 31, 2024	$16	$136	$152

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(523)	$143	$(380)
Net unrealized gain on investments, net of tax (1)	251	—	251
Foreign currency translation adjustments	—	(8)	(8)
Balance at March 31, 2023	$(272)	$135	$(137)
(1) Net of a nominal tax benefit and $0.2 million tax expense for the three months ended March 31, 2024 and 2023, respectively.
Share Repurchase Program
On May 7, 2024, the Company announced that its Board of Directors has approved a new share repurchase program, effective immediately, which authorizes the Company to purchase up to an aggregate of $150.0 million of the Company’s outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026.
NOTE 11—STOCK PLANS
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of goods sold	$1,128	$1,724
Research and development	1,803	1,875
Selling, general and administrative	7,985	8,391
Contingent consideration (gains) charges, restructuring charges and other	2,235	—
Total	$13,151	$11,990

Stock-based compensation from:
Stock options	$6,729	$6,464
Restricted stock units	6,210	5,250
Employee stock purchase plan	212	276
Total	$13,151	$11,990
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 21

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2024:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2023	7,079,748	$49.40
Granted	900,995	31.95
Forfeited	(155,397)	46.84
Expired	(245,082)	50.23
Outstanding at March 31, 2024	7,580,264	47.35

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2023	1,364,618	$47.66
Granted	196,974	31.53
Vested	(36,395)	53.97
Forfeited	(102,206)	47.71
Unvested at March 31, 2024	1,422,991	45.26
The weighted average fair value of stock options granted during the three months ended March 31, 2024 was $13.65 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Three Months Ended March 31, 2024
Expected dividend yield	None
Risk-free interest rate	3.92%
Expected volatility	40.94%
Expected term of options	5.28 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the three months ended March 31, 2024, no shares were purchased and issued through the ESPP.

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 22

NOTE 12—NET INCOME (LOSS) PER SHARE
Basic and diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is calculated by dividing the net income (loss) attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period.
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
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)—basic	$8,979	$(19,536)
ASU 2020-06 convertible notes if-converted method adjustment	1,029	—
Adjusted net income (loss)—diluted	$10,008	$(19,536)
Denominator:
Weighted average common shares outstanding—basic	46,499	45,949
Computation of diluted securities:
ASU 2020-06 convertible notes if-converted method adjustment	5,608	—
Dilutive effect of stock options	1	—
Dilutive effect of RSUs	85	—
Weighted average common shares outstanding—diluted	52,193	45,949
Net income (loss) per share:
Basic and diluted net income (loss) per common share	$0.19	$(0.43)
The following table summarizes the outstanding stock options, RSUs, ESPP purchase options and convertible senior notes that were excluded from the diluted net income (loss) per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average number of stock options	7,662	6,362
Convertible senior notes (1)	—	5,608
Weighted average number of RSUs	1,230	1,137
Weighted average ESPP purchase options	52	55
Total	8,944	13,162
(1) The convertible senior notes were antidilutive for the three months ended March 31, 2023, in conjunction with a $1.0 million if-converted method adjustment to the numerator that adds back the interest expense associated with the convertible senior notes on a post-tax basis.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 23

NOTE 13—INCOME TAXES
Income (loss) before income taxes and income tax expense (benefit) are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2024	2023
Income (loss) before income taxes:
Domestic	$13,657	$(27,773)
Foreign	(17)	1,299
Total income (loss) before income taxes	$13,640	$(26,474)

Income tax expense (benefit)	$4,661	$(6,938)
Effective tax rate	34%	26%
The Company’s income tax expense (benefit) represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The Company’s effective tax rate for the three months ended March 31, 2024 include costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by tax credits and a fair value adjustment for Flexion contingent consideration. The Company’s effective tax rate for the three months ended March 31, 2023 includes costs for a fair value adjustment to Flexion contingent consideration and a valuation allowance recorded against non-U.S. results, partially offset by tax credits and stock-based compensation benefits.
As of March 31, 2024 and December 31, 2023, the Company has an income tax payable balance of $1.0 million that is included in other liabilities within the condensed consolidated balance sheets.
NOTE 14—CONTINGENT CONSIDERATION (GAINS) CHARGES, RESTRUCTURING CHARGES AND OTHER
Contingent consideration (gains) charges, restructuring charges and other for the three months ended March 31, 2024 and 2023 summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023
Flexion contingent consideration	$(3,806)	$11,618
Restructuring charges	5,535	—
Acquisition-related fees	174	489
Total contingent consideration (gains) charges, restructuring charges and other	$1,903	$12,107
Flexion Acquisition Contingent Consideration
During the three months ended March 31, 2024, the Company recognized a $3.8 million contingent consideration gain. During the three months ended March 31, 2023, the Company recorded a $11.6 million contingent consideration charge. See Note 9, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In February 2024, the Company initiated a restructuring plan to ensure it is well positioned for long-term growth. The restructuring plan includes: (i) reshaping the Company’s executive team, (ii) reallocating efforts and resources from the Company’s ex-U.S. and certain early-stage development programs to its commercial portfolio in the U.S. market and (iii) reprioritizing investments to focus on commercial readiness for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in outpatient settings beginning in January 2025 and broader commercial initiatives in key areas, such as strategic national accounts, marketing and market access and reimbursement. The Company recognized $5.5 million of restructuring charges for the three months ended March 31, 2024 related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 24

termination costs, as well as contract termination costs. The Company’s restructuring charges as of March 31, 2024, including the beginning and ending liability balances, are summarized below (in thousands):

	Employee Termination Benefits (1)	Contract Termination Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred	2,567	733	3,300
Cash payments made / settled	(386)	—	(386)
Balance at March 31, 2024	$2,181	$733	$2,914
(1) During the three months ended March 31, 2024, there was $2.2 million of employee termination benefits related to share-based compensation excluded from the table above as they are non-cash and recorded against additional paid-in capital.

Acquisition-Related Fees
The Company recognized acquisition-related costs of $0.2 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively, primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition.
NOTE 15—COMMITMENTS AND CONTINGENCIES
From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including those related to its patents and intellectual property, product liability and government investigations. Except as described below, the Company is not presently a party to any legal proceedings that it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.
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
A trial was conducted in September 2023, and a decision is expected in the coming months. The Company is unable to predict the outcome of this action at this time.
eVenus Pharmaceutical Laboratories Litigations
In October 2021, the Company received a Notice Letter advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the FDA an Abbreviated New Drug Application, or ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,033,495 (the ‘495 patent).
In November 2021, the Company filed a patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (21-cv-19829) asserting infringement of the ‘495 patent. This triggered an automatic 30-month stay of final approval of the eVenus ANDA which expires on July 1, 2024. On January 6, 2022, eVenus filed an Answer with counterclaims to the Complaint, alleging the ‘495 patent is invalid and/or not infringed through the manufacture, sale, or offer for sale of the product described in eVenus’s ANDA submission.
In December 2021, the Company received a second Notice Letter advising that eVenus submitted to the FDA an amendment to its ANDA with a Paragraph IV Certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (133 mg/10 mL) in the U.S. prior to the expiration of the ‘495 patent. In the second Notice Letter, eVenus also advised that it submitted a Paragraph IV Certification to the FDA seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL and 133 mg/10 mL) in the U.S. prior to the expiration of U.S.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 25

Patent No. 11,179,336 (the ‘336 patent). eVenus further alleges in the Notice Letter that both the ‘495 patent and the ‘336 patent are invalid and/or not infringed.
In February 2022, the Company filed a second patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (22-cv-00718) asserting that the 133 mg/10 mL ANDA product will infringe the ‘495 and ‘336 patents and that the 266 mg/20 mL ANDA product will infringe the ‘336 patent. This filing triggered a second automatic 30-month stay of final approval for the 133 mg/10 mL ANDA product which expires on July 1, 2024. The first and second patent infringement suits were consolidated.
In February 2023, eVenus filed its first amended answer to the first amended complaint, alleging patent invalidity, non-infringement and inequitable conduct. The Company has denied the allegations in eVenus’s first amended answer. The Company has subsequently voluntarily dismissed its claims with respect to the ‘336 Patent. The trial on the remaining claim was conducted in February 2024 with a decision expected in the coming months.
In April 2023, the Company filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ‘348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ‘348 patent as well as the Company’s other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691. The parties have subsequently dismissed all patents other than the ‘348 patent from this litigation.
The Company is unable to predict the outcome of these litigations at this time.
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products, for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s ‘495 patent was issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement ended on December 24, 2021 with the expiration of its U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit seeks a declaration from the court that the Company owes no royalties to RDF with respect to its EXPAREL product after December 24, 2021.
On August 8, 2023, the U.S. District Court, District of Nevada, granted the Company’s motion for partial summary judgment in respect to the Company’s claim for a declaration that it no longer owes royalties for EXPAREL made under the 45-liter manufacturing process as of December 24, 2021. As a result, the Company expects to receive $14.5 million from RDF, representing the royalties that the Company paid to RDF under protest after December 24, 2021 for EXPAREL made from the 45-liter manufacturing process. Once it becomes probable that the settlement amount will be received, the Company will record a settlement gain within other operating income (expense), net in the condensed consolidated statement of operations. In November 2023, the U.S. District Court, District of Nevada conducted a mediation that did not result in a settlement. During the pendency of the remaining lawsuit, the Company will continue to pay royalties associated with the 200-liter EXPAREL manufacturing process to RDF under protest. A trial is currently scheduled for September 2024. The Company is unable to predict the outcome of this action at this time.
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
The Company received notification from the FDA in October 2023 that its pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients. The Company is still working with the FDA, EMA and Medicines and Healthcare Regulatory Agency (MHRA) to finalize the regulatory pathways for its remaining pediatric commitments.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 26

Contingent Milestone Payments
Refer to Note 9, Financial Instruments, for information on potential contingent milestone payments related to the Flexion Acquisition.
PCRX-201
PCRX-201, a novel, intra-articular gene therapy product candidate that produces the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) treating OA pain in the knee, was added to the Company’s portfolio as part of the Flexion Acquisition in November 2021. Prior to the Flexion Acquisition, in February 2017, Flexion entered into an agreement with GQ Bio Therapeutics GmbH to acquire the global rights to PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could become due upon the achievement of certain development and regulatory milestones, including up to $4.5 million through initiation of a Phase 2 proof of concept clinical trial and, following successful proof of concept, up to an additional $51.5 million in development and global regulatory approval milestone payments.
In February 2024, the FDA granted a Regenerative Medicine Advanced Therapy (RMAT) designation to PCRX-201 for the treatment of OA pain of the knee.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 27

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, patent terms, development of products, strategic alliances and intellectual property and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the integration of our new chief executive officer; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the ability to successfully integrate any future acquisitions into our existing business; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; and the anticipated funding or benefits of our share repurchase program.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and in other reports as filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” the “Company,” “our,” “us” and “we” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 28

Overview
Pacira is the therapeutic area leader in non-opioid pain management with a stated corporate mission of providing non-opioid pain management options to as many patients as possible and redefining the role of opioids for rescue therapy only. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is a long-acting, non-opioid option proven to manage postsurgical pain. EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Since its initial approval in 2011, more than 14 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc., or Flexion, in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular, or IA, therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. With the acquisition of MyoScience, Inc., or MyoScience, in April 2019 (the “MyoScience Acquisition”), we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and iovera° are highly complementary products as long-acting, non-opioid therapies that alleviate pain.
We expect to continue to pursue the expanded use of EXPAREL, ZILRETTA and iovera° in additional procedures; progress our earlier-stage product candidate pipeline; advance regulatory activities for EXPAREL, ZILRETTA, iovera°, PCRX-201 and our other product candidates; invest in sales and marketing resources for EXPAREL, ZILRETTA and iovera°; expand and enhance our manufacturing capacity for EXPAREL, ZILRETTA and iovera°; invest in products, businesses and technologies; and support legal matters.
Global Economic Conditions
Direct and indirect effects of global economic conditions have in the past, and may continue to, negatively impact our business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation which could, among other things, result in higher costs for labor, raw materials and services; cause patients to defer or cancel medical procedures, thereby adversely impacting our revenues; and negatively impact our suppliers which could result in longer lead-times or the inability to secure a sufficient supply of materials. The current macroeconomic environment remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Recent Highlights

•In February 2024, the FDA approved our sNDA for a 200-liter EXPAREL manufacturing suite at our Science Center Campus in San Diego, California. We expect to start selling commercial product manufactured in this 200-liter suite later this year, which could help drive a more favorable cost of commercial product sold and benefit EXPAREL gross margins over time.
•In February 2024, the FDA granted a Regenerative Medicine Advanced Therapy, or RMAT, designation to PCRX-201 (enekinragene inzadenovec), our novel IA helper-dependent adenovirus (HDAd) gene therapy product candidate that codes for interleukin-1 receptor antagonist (IL-1Ra) for the treatment of OA pain of the knee. The RMAT application was supported by the preliminary safety and efficacy findings from a Phase 1 open-label, proof-of-concept, single ascending dose trial that enrolled 72 patients in two three-dose cohorts: a co-administered IA steroid cohort and a cohort that did not receive a steroid. PCRX-201 was well tolerated, with efficacy observed through at least 52 weeks at all doses and cohorts. Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the development and review processes for promising therapies—including genetic therapies—that are intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug or therapy has the potential to address an unmet medical need.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 29

•In March 2024, the United States Patent and Trademark Office issued Patent No. 11,925,706 (the ‘706 patent) claiming composition of matter, Patent No. 11,918,565 (the ‘565 patent) claiming method of use as a sciatic nerve block in the popliteal fossa and Patent No. 11,931,459 (the ‘459 patent) claiming method of use in pediatric patients. Each of these EXPAREL patents are listed in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”). The ‘706 patent has an expiration date of January 22, 2041 and the ‘459 and ‘565 patents have expiration dates of March 17, 2042 and February 2, 2043, respectively.
•In April 2024, investigators presented encouraging preliminary results from a 72-patient study of PCRX-201 data at the Osteoarthritis Research Society International, or OARSI, 2024 World Congress in Vienna, Austria. The data showed that a single IA injection of PCRX-201 demonstrated sustained clinical effect as assessed by patient-reported outcomes at all dose levels for at least one-year post-injection. Importantly, PCRX-201 was shown to be well-tolerated with a favorable safety profile. We expect to submit updated data demonstrating PCRX-201’s effectiveness through two years for presentation at a medical meeting in the second half of 2024.
•On May 7, 2024, we announced that the Board of Directors has approved a new share repurchase program—effective immediately—which authorizes us to purchase up to an aggregate of $150.0 million of our outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026. We expect to fund the share repurchase program using a combination of existing cash reserves and future cash flows.

EXPAREL

In the U.S., EXPAREL is currently indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa, and adductor canal block in adults. Safety and efficacy have not been established in other nerve blocks. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older.

EXPAREL Label Activities

•Launching EXPAREL in two new lower extremity nerve block indications. In February 2024, we launched EXPAREL in two key lower extremity nerve blocks—namely an adductor canal block and a sciatic nerve block in the popliteal fossa. We believe these two key nerve blocks provide the opportunity to significantly expand EXPAREL utilization within surgeries of the knee, lower leg, and foot and ankle procedures. The launch is supported by two successful head-to-head Phase 3 studies in which EXPAREL demonstrated four days of superiority to bupivacaine.

•Pediatrics. We are launching a Phase 1 pharmacokinetic study of EXPAREL as a single-dose post-surgical infiltration administration in patients under six years of age. If successful, we expect this study, followed by a Phase 3 registration study, will support expansion of the EXPAREL labels in the U.S. and E.U. We are also discussing with the FDA, EMA and Medicines and Healthcare Products Regulatory Agency (MHRA) our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. We received notification from the FDA in October 2023 that our pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients.

•Stellate ganglion block. Planning is underway for a multicenter EXPAREL Phase 3 registration program as a stellate ganglion block for preventing postoperative atrial fibrillation after cardiothoracic surgery. We worked with a steering committee of Key Opinion Leaders, or KOLs, in regional anesthesia and stellate ganglion blocks to design our program and we are awaiting FDA feedback on study design. We believe a stellate ganglion block utilizing EXPAREL will be critical in an unmet need with post-operative atrial fibrillation, or POAF. POAF is a common and costly complication after cardiothoracic surgery, occurring after up to 40% of cardiac procedures and 20% of thoracic procedures, and often results in an extended intensive care unit and/or hospital stay, as well as higher long-term risk. A stellate ganglion block is a sympathetic nerve block which can stabilize the heart. Since POAF typically occurs around the third day after surgery, a long-acting block with EXPAREL provided at the time of surgery may enhance current prophylactic measures.

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 30

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

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder.

ZILRETTA Clinical Benefits

ZILRETTA combines TA, a commonly administered steroid, with a proprietary, extended-release microsphere technology to administer extended therapeutic concentrations in the joint and persistent analgesic effect.

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

In 2024, we launched a Phase 3 registration study to evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder.

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
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 31

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
•Patients who were administered iovera° were far less likely to take opioids six weeks after surgery. The number of patients taking opioids six weeks after total knee arthroplasty, or TKA, in the control group was three times the number of patients taking opioids in the cryoanalgesia group (14 percent vs. 44 percent, p<0.01).
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

The Osteoarthritis Market

OA is the most common form of arthritis. It is also called degenerative joint disease and occurs most frequently in the hands, hips and knees. With OA, the cartilage within a joint begins to break down and the underlying bone begins to change. These changes usually develop slowly and worsen over time. OA can cause pain, stiffness and swelling. In some cases, it also causes reduced function and disability—some people are no longer able to do daily tasks or work. According to the Centers for Disease Control and Prevention (CDC), OA affects over 32.5 million adults in the U.S.

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

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 32

Clinical Development Programs

PCRX-201

PCRX-201 was added to our product development portfolio as part of the Flexion Acquisition. PCRX-201 is a novel, helper-dependent adenoviral vector expressing interleukin-1 receptor antagonist (IL-1Ra). After injection, the vector enters joint cells and turns them into factories to produce sustained therapeutic levels of IL-1Ra and inhibit the IL-1 pathway to manage pain and mitigate OA-related joint damage while remaining localized to the joint space. In a Phase 1 proof-of-concept study of patients with moderate to severe OA of the knee, PCRX-201 was well tolerated with improvements in knee pain observed across all doses. In February 2024, the FDA granted PCRX-201 an RMAT designation. Our RMAT application was supported by the preliminary safety and efficacy findings from a Phase 1 open-label, proof-of-concept, single ascending dose trial that enrolled 72 patients in two three-dose cohorts: a co-administered IA steroid cohort and a cohort that did not receive a steroid. PCRX-201 was well tolerated, with efficacy observed through at least 52 weeks at all doses and cohorts. The highest level of efficacy was achieved in the co-administered steroid group, which showed a greater percentage of patients with at least a 50% improvement in Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) pain and stiffness scores, as well as a meaningful improvement in (Knee Injury and Osteoarthritis Outcomes Score) KOOS functional assessment. The 52-week data were presented at the Osteoarthritis Research Society International (OARSI) 2024 World Congress in April 2024 and we expect to submit the 104-week efficacy and safety data for presentation at a medical meeting later this year.

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

Company	Development Stage	Description of Platform Technology	Potential Therapeutic Areas
CarthroniX, Inc.	Phase 1-Ready	CX-011, a small molecule modulator of gp130 formulated as an IA injection designed to slow joint degeneration by mediating IL-6 cytokines	Knee OA
Genascence Corporation	Phase 1b	Adeno-associated virus (AAV) based gene therapy engineered to deliver Interleukin-1 Receptor Antagonist (IL-1Ra) to target cells in joint(s)	Knee OA
GQ Bio Therapeutics GmbH	Preclinical	High-capacity adenovirus (HCAd) based gene therapy engineered to deliver DNA to target cells in joint(s) and intervertebral disc(s)	Knee OA and degenerative disc disease (DDD)
Spine BioPharma, LLC	Phase 3	SB-01, a 7-amino acid chain peptide that binds to and induces down regulation of transforming growth factor, beta 1 (TGFβ1)	Degenerative disc disease (DDD)

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 33

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
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 34

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U., and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and Europe and (iv) sales of our bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Net product sales:
EXPAREL	$132,430	$130,408	2%
ZILRETTA	25,839	24,334	6%
iovera°	5,030	4,001	26%
Bupivacaine liposome injectable suspension	2,525	688	100% +
Total net product sales	165,824	159,431	4%
Royalty revenue	1,293	910	42%
Total revenues	$167,117	$160,341	4%
EXPAREL revenue increased 2% in the three months ended March 31, 2024 versus 2023. Components of the increase included a 3% increase in gross vial volume, which was offset by a shift in product mix. EXPAREL revenue was also impacted by a 2% increase in selling price per unit related to a January 2024 price increase, which was partially offset by sales related allowances as a result of group purchasing organization contracting.
ZILRETTA revenue increased 6% in the three months ended March 31, 2024 versus 2023 primarily due to a 7% increase in net selling price per unit related to increases of gross selling price per unit and favorable sales related allowances, partially offset by a 1% decrease in kit volume.
Net product sales of iovera° increased 26% in the three months ended March 31, 2024 versus 2023 primarily due to an increase of 34% in Smart Tip volume, partially offset by a 2% decrease in selling price per Smart Tip due to increased sales to clinics.
Bupivacaine liposome injectable suspension revenue increased more than 100% in the three months ended March 31, 2024 versus 2023 and its related royalties increased 42% primarily due to the sales mix of vial sizes and the timing of orders placed for veterinary use.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the three months ended March 31, 2024 and 2023 (in thousands):

March 31, 2024	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2023	$1,868	$1,308	$3,697	$5,870	$1,175	$13,918
Provision	76	3,057	4,771	25,800	636	34,340
Payments / Adjustments	(175)	(3,087)	(5,064)	(26,320)	(333)	(34,979)
Balance at March 31, 2024	$1,769	$1,278	$3,404	$5,350	$1,478	$13,279
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 35

March 31, 2023	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Provision	465	2,938	4,277	22,549	412	30,641
Payments / Adjustments	(328)	(2,921)	(4,162)	(22,689)	(396)	(30,496)
Balance at March 31, 2023	$1,828	$1,204	$3,308	$5,312	$802	$12,454
Total reductions of gross product sales from sales-related allowances and accruals were $34.3 million and $30.6 million, or 17.1% and 16.2% of gross product sales, for the three months ended March 31, 2024 and 2023, respectively. The overall 0.9% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts.

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Cost of goods sold	$47,416	$49,020	(3)%
Gross margin	72%	69%
Gross margin increased three percentage-points in the three months ended March 31, 2024 versus 2023 primarily due to lower EXPAREL product cost and lower royalty expense as discussed below, partially offset by higher inventory reserves.
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
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 36

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Clinical and preclinical development	$6,346	$5,261	21%
Product development and manufacturing capacity expansion	7,395	7,672	(4)%
Regulatory and other	2,694	2,332	16%
Stock-based compensation	1,803	1,875	(4)%
Total research and development expense	$18,238	$17,140	6%
% of total revenues	11%	11%
Total research and development expense increased 6% in the three months ended March 31, 2024 versus 2023.
Clinical and preclinical development expense increased 21% in the three months ended March 31, 2024 versus 2023 due to the start-up and enrollment in a ZILRETTA shoulder trial and an EXPAREL pediatric trial, and start-up activities in an iovera° spasticity trial. These increases were partially offset by the winding down of a PCRX-201 Phase 1 study for knee OA as follow-up visits of subjects were completed in November 2023, and the completion of toxicology studies for product candidates.
Product development and manufacturing capacity expansion expense decreased 4% in the three months ended March 31, 2024 versus 2023, primarily attributable to the near-completion of pre-commercial scale-up activities of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California. The FDA approved an sNDA for our 200-liter EXPAREL manufacturing suite in February 2024. This decrease is partially offset by ongoing product development costs related to PCRX-201 and an iovera° medial branch Smart Tip.
Regulatory and other expense increased 16% in the three months ended March 31, 2024 versus 2023 due to increased enrollment and additional sites related to an observational registry study which tracks patients’ symptoms and experience with pain management related to OA of the knee.
Stock-based compensation decreased 4% in the three months ended March 31, 2024 versus 2023 primarily due to the impact of a February 2024 restructuring program which resulted in accelerated stock-based compensation for those impacted being recorded in contingent consideration (gains) charges, restructuring charges and other.

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
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 37

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Sales and marketing	$39,435	$41,579	(5)%
General and administrative	24,606	20,873	18%
Stock-based compensation	7,985	8,391	(5)%
Total selling, general and administrative expense	$72,026	$70,843	2%
% of total revenues	43%	44%
Total selling, general and administrative expense increased 2% in the three months ended March 31, 2024 versus 2023.
Sales and marketing expense decreased 5% in the three months ended March 31, 2024 versus 2023, which is attributable to the impact of a February 2024 restructuring program. These measures involved reallocating resources and prioritizing investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams and value creation for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in outpatient settings beginning in January 2025. We expect investments in these programs to increase in the remaining nine months of 2024.
General and administrative expense increased 18% in the three months ended March 31, 2024 versus 2023 primarily driven by legal fees primarily attributable to ongoing litigation. We also incurred compensatory costs associated with the transition to our new Chief Executive Officer effective January 2, 2024, which include compensation related to the current Chief Executive Officer and to the former Chief Executive Officer who remains employed by the Company in an advisory role, and, to a lesser extent, third-party consulting. For more information on our ongoing litigation, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Stock-based compensation decreased 5% for the three months ended March 31, 2024 versus 2023 primarily due to the impact from the February 2024 restructuring program which resulted in accelerated stock-based compensation for those impacted being recorded in contingent consideration (gains) charges, restructuring charges and other.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Amortization of acquired intangible assets	$14,322	$14,322	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 38

Contingent Consideration Charges (Gains), Restructuring Charges and Other
The following table provides a summary of the costs related to the contingent consideration, acquisition-related charges and restructuring charges during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Flexion contingent consideration	$(3,806)	$11,618	N/A
Restructuring charges	5,535	—	N/A
Acquisition-related fees	174	489	(64)%
Total contingent consideration (gains) charges, restructuring charges and other	$1,903	$12,107	(84)%
Total contingent consideration (gains) charges, restructuring charges and other decreased 84% in the three months ended March 31, 2024 versus 2023.
During the three months ended March 31, 2024, we recognized a contingent consideration gain of $3.8 million primarily due to an adjustment reflecting the probability of achieving the remaining Flexion regulatory milestone by December 31, 2030, the expiration date.
During the three months ended March 31, 2023, we recognized a contingent consideration charge of $11.6 million, which was due to a decrease to the assumed discount rate based on a significant improvement in our incremental borrowing rate resulting from the TLA Credit Agreement (as defined below) entered into in March 2023.
During the three months ended March 31, 2024, we recognized restructuring charges of $5.5 million related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs.
For more information, see Note 9, Financial Instruments and Note 14, Contingent Consideration Charges (Gains), Restructuring Charges and Other, to our condensed consolidated financial statements included herein.

Other Income (Expense), Net
The following table provides information regarding other income (expense), net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Interest income	$3,903	$3,142	24%
Interest expense	(3,316)	(9,589)	(65)%
Loss on early extinguishment of debt	—	(16,926)	(100)%
Other, net	(159)	(10)	100% +
Total other income (expense), net	$428	$(23,383)	N/A
Total other income, net was $0.4 million in the three months ended March 31, 2024. Total other expense, net was $23.4 million in the three months ended March 31, 2023.
The 24% increase in interest income in the three months ended March 31, 2024 versus 2023 was due to higher interest rates and overall investment balances.
The 65% decrease in interest expense during the three months ended March 31, 2024 versus 2023 was primarily driven by lower principal outstanding associated with the TLA Term Loan (as defined below) that was entered into on March 31, 2023 which replaced our then-outstanding TLB Term Loan (as defined below) that had a higher principal balance and interest rates.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 39

In conjunction with the entry into the TLA Credit Agreement, we incurred a $16.9 million loss on early extinguishment of debt recognized as a result of the retirement of $287.5 million aggregate principal of our TLB Term Loan (as defined below) in the three months ended March 31, 2023. For more information, see Note 8, Debt, to our condensed consolidated financial statements included herein.

Income Tax Expense (Benefit)
The following table provides information regarding our income tax expense (benefit) during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2024	2023
Income tax expense (benefit)	$4,661	$(6,938)	N/A
Effective tax rate	34%	26%
The effective tax rates were 34% and 26% for the three months ended March 31, 2024 and 2023, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The effective tax rate for the three months ended March 31, 2024 include costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by tax credits and a fair value adjustment for the Flexion contingent consideration. The effective tax rate for the three months ended March 31, 2023 includes costs for a fair value adjustment to Flexion contingent consideration, and a valuation allowance recorded against non-U.S. results, offset by tax credits and stock-based compensation benefits.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of March 31, 2024, we had an accumulated deficit of $97.8 million, cash and cash equivalents and available-for-sale investments of $325.9 million and working capital of $449.7 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2024	2023
Net cash provided by (used in):
Operating activities	$49,101	$19,128
Investing activities	(15,530)	66,183
Financing activities	(2,817)	(153,905)
Net increase (decrease) in cash and cash equivalents	$30,754	$(68,594)
Operating Activities
During the three months ended March 31, 2024, net cash provided by operating activities was $49.1 million, compared to $19.1 million during the three months ended March 31, 2023. The increase of $30.0 million was attributable to increased revenue, lower interest paid and a $13.0 million payment made in the prior year for a termination fee relating to a licensing agreement.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 40

Investing Activities
During the three months ended March 31, 2024, net cash used in investing activities was $15.5 million, which reflected $12.7 million of outflows from available-for-sale investment purchases (net of sales), as well as $2.8 million of capital expenditures for manufacturing product fill lines and for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California.
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
Financing Activities
During the three months ended March 31, 2024, net cash used in financing activities was $2.8 million for a voluntary prepayment of TLA Term Loan principal. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion on the TLA Term Loan.
During the three months ended March 31, 2023, net cash used in financing activities was $153.9 million, which primarily consisted of a $296.9 million repayment of TLB Term Loan principal as well as a $5.8 million prepayment penalty, partially offset by the net proceeds from the TLA Term Loan of $149.6 million.
Debt
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (the “TLA Credit Agreement”) to refinance the indebtedness outstanding under our TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and matures on March 31, 2028. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the three months ended March 31, 2024, we made a voluntary principal prepayment of $2.8 million. Due to voluntary principal prepayments made, we are not required to make further principal payments for the year ended December 31, 2024, although we retain the option to do so. As of March 31, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.41%.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires us to maintain an unrestricted cash and cash equivalents balance of at least $500.0 million less any prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes, which we expect to accomplish. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2024, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1st and August 1st of each year. The 2025 Notes mature on August 1, 2025. At March 31, 2024, the outstanding principal on the 2025 Notes was $402.5 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 41

Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our TLA Term Loan and 2025 Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to:
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
•the timing of and extent to which the holders of our 2025 Notes elect to convert their 2025 Notes, the timing of principal and interest payments on our TLA Term Loan and the timing and impact of increases to the variable interest rate on our TLA Term Loan borrowings in accordance with the terms of the TLA Credit Agreement;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL, ZILRETTA and iovera°;
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

Critical Accounting Estimates
For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2023 Annual Report. There have been no significant changes to our critical accounting policies nor any recently issued accounting pronouncements that are expected to have a material impact on our financial results since December 31, 2023.

Contractual Obligations
There have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our 2023 Annual Report. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our 2023 Annual Report.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 42

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2024 by approximately $0.6 million.
The fair value of our 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2024, the estimated fair value of the 2025 Notes was $953 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2025 Notes, which bear interest at a fixed rate. At March 31, 2024, all $402.5 million of principal remains outstanding on the 2025 Notes and $8.6 million of principal remained outstanding on the Flexion 2024 Notes, which was subsequently repaid at maturity on May 1, 2024.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. At March 31, 2024, the outstanding principal on the TLA Term Loan was $113.8 million. As of March 31, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.41%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $1.1 million, based on the balance outstanding for these borrowings as of March 31, 2024.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures which are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 43

system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2023 Annual Report. The risks described in our 2023 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 44

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted by our directors and executive officers during the quarter ended March 31, 2024. No trading arrangements were terminated by our directors and executive officers during the quarter ended March 31, 2024.

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Lauren Riker Principal Accounting Officer	Adopt	3/5/2024	☒		To Be Determined (1)	12/31/2024
Kristen Williams Chief Administrative Officer and Secretary	Adopt	3/8/2024	☒		To Be Determined (1)	6/28/2024
Jonathan Slonin Chief Medical Officer	Adopt	3/8/2024	☒		To Be Determined (1)	1/31/2025
Paul Hastings Director	Adopt	3/12/2024	☒		1,775	12/31/2024
Daryl Gaugler Chief Operating Officer	Adopt	3/12/2024	☒		2,500	3/7/2025
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) The aggregate number of shares to be sold pursuant to each trading arrangement listed above is dependent on the amount of tax withholding required upon the vesting of restricted stock units, and, therefore, is indeterminable at this time.

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 45

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	Executive Employment Agreement, dated May 4, 2020, between the Registrant and Jonathan Slonin.(1) ***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 4, 2022.
Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 46

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	May 7, 2024	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2024	By:	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q1 2024 Form 10-Q | Page 47