Form 10-Q
period 2024-06-30
Pacira BioSciences, Inc.
filed 2024-07-30
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of July 26, 2024, 46,126,946 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$247,053	$153,298
Short-term available-for-sale investments	157,173	125,283
Accounts receivable, net	104,779	105,556
Inventories, net	103,438	104,353
Prepaid expenses and other current assets	19,771	21,504
Total current assets	632,214	509,994
Noncurrent available-for-sale investments	—	2,410
Fixed assets, net	168,850	173,927
Right-of-use assets, net	56,264	61,020
Goodwill	163,243	163,243
Intangible assets, net	454,614	483,258
Deferred tax assets	135,136	144,485
Investments and other assets	36,499	36,049
Total assets	$1,646,820	$1,574,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,730	$15,698
Accrued expenses	64,811	64,243
Lease liabilities	9,149	8,801
Current portion of convertible senior notes, net	—	8,641
Total current liabilities	92,690	97,383
Convertible senior notes, net	479,549	398,594
Long-term debt, net	109,751	115,202
Lease liabilities	50,146	54,806
Contingent consideration	22,401	24,698
Other liabilities	13,005	13,573
Total liabilities	767,542	704,256
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 46,954,599 shares issued and 46,117,359 shares outstanding at June 30, 2024 and 46,481,174 shares issued and outstanding at December 31, 2023	47	46
Treasury stock, at cost, 837,240 and zero shares at June 30, 2024 and December 31, 2023, respectively, inclusive of excise tax	(25,121)	—
Additional paid-in capital	983,178	976,633
Accumulated deficit	(78,931)	(106,796)
Accumulated other comprehensive income	105	247
Total stockholders’ equity	879,278	870,130
Total liabilities and stockholders’ equity	$1,646,820	$1,574,386
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Net product sales	$176,387	$169,467	$342,211	$328,898
Royalty revenue	1,636	—	2,929	910
Total revenues	178,023	169,467	345,140	329,808
Operating expenses:
Cost of goods sold	44,262	48,207	91,678	97,227
Research and development	20,338	18,824	38,576	35,964
Selling, general and administrative	68,126	64,850	140,152	135,693
Amortization of acquired intangible assets	14,322	14,322	28,644	28,644
Contingent consideration charges (gains), restructuring charges and other	2,735	(16,613)	4,638	(4,506)
Total operating expenses	149,783	129,590	303,688	293,022
Income from operations	28,240	39,877	41,452	36,786
Other income (expense):
Interest income	4,749	2,111	8,652	5,253
Interest expense	(3,884)	(3,865)	(7,200)	(13,454)
Gain (loss) on early extinguishment of debt	7,518	—	7,518	(16,926)
Other, net	(39)	(269)	(198)	(279)
Total other income (expense), net	8,344	(2,023)	8,772	(25,406)
Income before income taxes	36,584	37,854	50,224	11,380
Income tax expense	(17,698)	(12,091)	(22,359)	(5,153)
Net income	$18,886	$25,763	$27,865	$6,227

Net income per share:
Basic net income per common share	$0.41	$0.56	$0.60	$0.14
Diluted net income per common share	$0.39	$0.51	$0.58	$0.13
Weighted average common shares outstanding:
Basic	46,174	46,088	46,337	46,019
Diluted	50,539	52,054	51,366	46,285

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$18,886	$25,763	$27,865	$6,227
Other comprehensive (loss) income:
Net unrealized (loss) gain on investments, net of tax	(52)	(35)	(160)	216
Foreign currency translation adjustments	5	(1)	18	(9)
Total other comprehensive (loss) income	(47)	(36)	(142)	207
Comprehensive income	$18,839	$25,727	$27,723	$6,434

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at March 31, 2024	46,517	—	$47	$—	$989,780	$(97,817)	$152	$892,162
Vested restricted stock units	381	—	—	—	—	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(378)	—	—	(378)
Common stock issued under employee stock purchase plan	56	—	—	—	1,364	—	—	1,364
Stock-based compensation	—	—	—	—	12,524	—	—	12,524
Purchase of treasury stock, inclusive of excise tax	—	(837)	—	(25,121)	—	—	—	(25,121)
Purchase of capped call transaction, net of tax	—	—	—	—	(20,112)	—	—	(20,112)
Other comprehensive loss (Note 10)	—	—	—	—	—	—	(47)	(47)
Net income	—	—	—	—	—	18,886	—	18,886
Balance at June 30, 2024	46,954	(837)	$47	$(25,121)	$983,178	$(78,931)	$105	$879,278

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at March 31, 2023	45,970	$46	$936,419	$(168,287)	$(137)	$768,041
Exercise of stock options	50	—	1,580	—	—	1,580
Vested restricted stock units	339	—	—	—	—	—
Common stock issued under employee stock purchase plan	50	—	1,672	—	—	1,672
Stock-based compensation	—	—	10,955	—	—	10,955
Other comprehensive loss (Note 10)	—	—	—	—	(36)	(36)
Net income	—	—	—	25,763	—	25,763
Balance at June 30, 2023	46,409	$46	$950,626	$(142,524)	$(173)	$807,975
See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2023	46,481	—	$46	$—	$976,633	$(106,796)	$247	$870,130
Vested restricted stock units	417	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(382)	—	—	(382)
Common stock issued under employee stock purchase plan	56	—	—	—	1,364	—	—	1,364
Stock-based compensation	—	—	—	—	25,675	—	—	25,675
Purchase of treasury stock, inclusive of excise tax	—	(837)	—	(25,121)	—	—	—	(25,121)
Purchase of capped call transaction, net of tax	—	—	—	—	(20,112)	—	—	(20,112)
Other comprehensive loss (Note 10)	—	—	—	—	—	—	(142)	(142)
Net income	—	—	—	—	—	27,865	—	27,865
Balance at June 30, 2024	46,954	(837)	$47	$(25,121)	$983,178	$(78,931)	$105	$879,278

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2022	45,928	$46	$924,095	$(148,751)	$(380)	$775,010
Exercise of stock options	62	—	1,914	—	—	1,914
Vested restricted stock units	369	—	—	—	—	—
Common stock issued under employee stock purchase plan	50	—	1,672	—	—	1,672
Stock-based compensation	—	—	22,945	—	—	22,945
Other comprehensive income (Note 10)	—	—	—	—	207	207
Net income	—	—	—	6,227	—	6,227
Balance at June 30, 2023	46,409	$46	$950,626	$(142,524)	$(173)	$807,975
See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$27,865	$6,227
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	15,998	4,100
Depreciation of fixed assets and amortization of intangible assets	37,289	38,656
Amortization of debt issuance costs	1,444	1,628
Amortization of debt discount	47	703
(Gain) loss on early extinguishment of debt	(7,518)	16,926
Stock-based compensation	25,675	22,945
Changes in contingent consideration	(2,297)	(6,640)
Other net losses	109	11
Changes in operating assets and liabilities:
Accounts receivable, net	776	(683)
Inventories, net	915	3,933
Prepaid expenses and other assets	(1,309)	(4,369)
Accounts payable	2,772	9,683
Accrued expenses and income taxes payable	1,361	(30,771)
Other liabilities	(790)	278
Net cash provided by operating activities	102,337	62,627
Investing activities:
Purchases of fixed assets	(4,426)	(9,969)
Purchases of available-for-sale investments	(105,781)	(69,509)
Sales of available-for-sale investments	79,462	159,745
Purchases of debt investments	—	(6,758)
Net cash (used in) provided by investing activities	(30,745)	73,509
Financing activities:
Proceeds from exercises of stock options	—	1,913
Proceeds from shares issued under employee stock purchase plan	1,364	1,673
Payment of employee withholding taxes on restricted stock unit vests	(382)	—
Purchase of treasury stock	(25,000)	—
Proceeds from 2029 convertible senior notes	287,500	—
Proceeds from Term loan A facility	—	149,550
Repayment of 2024 convertible senior notes	(8,641)	—
Repayment of 2025 convertible senior notes	(190,994)	—
Repayment of Term loan B facility	—	(296,875)
Repayment of Term loan A facility	(5,625)	(2,813)
Purchase of capped call transactions	(26,709)	—
Debt extinguishment costs	—	(5,750)
Payment of debt issuance and financing costs	(9,350)	(1,163)
Net cash provided by (used in) financing activities	22,163	(153,465)
Net increase (decrease) in cash and cash equivalents	93,755	(17,329)
Cash and cash equivalents, beginning of period	153,298	104,139
Cash and cash equivalents, end of period	$247,053	$86,810
See accompanying condensed notes to consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 9

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)
	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$6,988	$20,802
Net cash paid for income taxes	$4,667	$795
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$604	$2,388
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 10

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
The condensed consolidated financial statements at June 30, 2024, and for the three and six-month periods ended June 30, 2024 and 2023, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2023 is derived from the audited consolidated financial statements included in the Company’s 2023 Annual Report. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 11

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Largest wholesaler	34%	33%	35%	32%
Second largest wholesaler	22%	24%	23%	24%
Third largest wholesaler	19%	20%	19%	21%
Total	75%	77%	77%	77%
Recent Accounting Pronouncements Not Adopted as of June 30, 2024
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The new segment disclosure requirements apply for entities with a single reportable segment. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023 and interim periods thereafter, with early adoption permitted. The ASU amendment will require adoption on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.
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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 12

value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved.
Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to Department of Veteran Affairs hospitals, participating GPO members, 340B qualified entities and other contracted customers at prices lower than the list price. The 340B Drug Discount Program is a U.S. federal government program that requires participating drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at reduced prices. Customers claim the difference between the amount invoiced and the discounted selling price through a chargeback issued by a wholesaler. Reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are determined at the time of sale and the Company generally issues credits for such amounts within weeks of receiving notification from a wholesaler. Reserves for chargebacks consist of anticipated credits the Company expects to issue based on expected units sold and chargebacks that customers have claimed for which credits have not yet been issued.
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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net product sales:
EXPAREL	$136,852	$135,127	$269,282	$265,535
ZILRETTA	30,707	29,261	56,546	53,595
iovera°	5,674	4,384	10,704	8,385
Bupivacaine liposome injectable suspension	3,154	695	5,679	1,383
Total net product sales	$176,387	$169,467	$342,211	$328,898
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 13

NOTE 4—INVENTORIES
The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$52,340	$54,099
Work-in-process	23,649	31,215
Finished goods	27,449	19,039
Total	$103,438	$104,353
NOTE 5—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Machinery and equipment (1)	$106,877	$121,773
Leasehold improvements	58,835	61,826
Computer equipment and software	16,490	17,186
Office furniture and equipment	2,446	2,543
Construction in progress (2)	107,997	105,905
Total	292,645	309,233
Less: accumulated depreciation (1)	(123,795)	(135,306)
Fixed assets, net	$168,850	$173,927
(1) During the six months ended June 30, 2024, the Company disposed of $19.0 million of fully depreciated machinery and equipment associated with its 45-liter EXPAREL manufacturing process at its contract manufacturing facility located in Swindon, England. The Company continues to operate its 200-liter EXPAREL manufacturing process at the same facility.
(2) In July 2024, a new 200-liter EXPAREL manufacturing suite at the Company’s Science Center Campus in San Diego, California was placed into service, for which approximately $76.1 million will be reclassified from construction in progress to machinery and equipment and, to a lesser extent, leasehold improvements in the third quarter of 2024.
For the three months ended June 30, 2024 and 2023, depreciation expense was $4.5 million and $4.7 million, respectively. For the three months ended June 30, 2024 and 2023, there was $0.7 million and $0.7 million of capitalized interest on the construction of manufacturing sites, respectively.
For the six months ended June 30, 2024 and 2023, depreciation expense was $8.6 million and $10.0 million, respectively. For the six months ended June 30, 2024 and 2023, there was $1.4 million and $2.1 million of capitalized interest on the construction of manufacturing sites, respectively.
At June 30, 2024 and December 31, 2023, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located in Europe in the amount of $32.5 million and $36.8 million, respectively.
As of June 30, 2024 and December 31, 2023, the Company had asset retirement obligations of $4.0 million and $4.3 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 14

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
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fixed lease costs	$3,460	$3,631	$6,957	$7,259
Variable lease costs	289	378	783	945
Sublease income	(61)	(169)	(192)	(322)
Total	$3,688	$3,840	$7,548	$7,882
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for operating lease liabilities, net of lease incentives	$6,429	$7,325
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	June 30,
	2024	2023
Weighted average remaining lease term	5.58 years	6.39 years
Weighted average discount rate	7.00%	7.03%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2024 (remaining six months)	$6,516
2025	12,788
2026	12,823
2027	12,587
2028	10,924
Thereafter	16,426
Total future lease payments	72,064
Less: imputed interest	(12,769)
Total operating lease liabilities	$59,295
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now Vectura Group Limited, a subsidiary of Philip Morris International, Inc.) in 2007, the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The goodwill balance at each of June 30, 2024 and December 31, 2023 was $163.2 million.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 15

Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

June 30, 2024	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(170,295)	$419,705	10 years, 5 months
Customer relationships	90	(47)	43	10 years
Total finite-lived intangible assets, net	590,090	(170,342)	419,748
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(170,342)	$454,614

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(141,655)	$448,345	10 years, 5 months
Customer relationships	90	(43)	47	10 years
Total finite-lived intangible assets, net	590,090	(141,698)	448,392
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(141,698)	$483,258
Amortization expense on intangible assets was $14.3 million for both the three months ended June 30, 2024 and 2023. Amortization expense on intangible assets was $28.6 million for both the six months ended June 30, 2024 and 2023.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $28.6 million for the remaining six months of 2024, $57.3 million each year from 2025 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 8—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Term loan A facility maturing March 2028	$109,751	$115,202
2.125% Convertible senior notes due May 2029	278,394	—
0.750% Convertible senior notes due August 2025	201,155	398,594
3.375% Convertible senior notes due May 2024 (1)	—	8,641
Total	$589,300	$522,437
(1) The 3.375% convertible senior notes due May 2024 matured and were repaid on May 1, 2024.
2028 Term Loan A Facility
On March 31, 2023, the Company entered into a credit agreement (as amended to date, the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders, to refinance the indebtedness outstanding under the Company’s then-existing TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of the Company’s and any subsidiary guarantor’s assets. Subject to certain conditions, the Company may, at any time, on one or more occasion, add one or more new classes of term facilities and/or increase the principal amount of the loans of any existing class by requesting one or more incremental term facilities. The net proceeds of the TLA Term Loan were approximately $149.6 million after deducting an original issue discount of $0.4 million.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 16

On May 8, 2024, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders entered into a first amendment (the “First TLA Amendment”) to the TLA Credit Agreement. The First TLA Amendment, among other things, (i) permits the Company’s $150.0 million share repurchase program and (ii) this offering, including the Capped Call Transactions as described below.
The total debt composition of the TLA Term Loan is as follows (in thousands):

	June 30,	December 31,
	2024	2023
Term loan A facility maturing March 2028	$110,938	$116,563
Deferred financing costs	(861)	(988)
Discount on debt	(326)	(373)
Total debt, net of debt discount and deferred financing costs	$109,751	$115,202
The TLA Term Loan matures on March 31, 2028 and the TLA Credit Agreement requires quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. Due to voluntary principal prepayments made, the Company is not required to make further principal payments until June 2026, although the Company retains the option to do so.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires the Company to maintain an unrestricted cash and cash equivalents balance of at least $300.0 million ($500.0 million less a $200.0 million prepayment in the six months ended June 30, 2024) less any additional prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2024, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the six months ended June 30, 2024, the Company made $5.6 million voluntary principal prepayments. During the year ended December 31, 2023, the Company made a scheduled principal payment of $2.8 million as well as $30.6 million of voluntary principal prepayments. As of June 30, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.43%.
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
On March 31, 2023, the Company used the $149.6 million of net borrowings under the TLA Credit Agreement and cash on hand to repay the $296.9 million then-outstanding principal under the TLB Credit Agreement and concurrently terminated the TLB Credit Agreement, which resulted in a $16.9 million loss on early extinguishment of debt. The Company incurred a prepayment fee of 2.00% of the outstanding principal balance of the TLB Term Loan in connection with the termination.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 17

Convertible Senior Notes Due 2029
In May 2024, the Company completed a private placement of $287.5 million in aggregate principal amount of its 2.125% convertible senior notes due 2029, or 2029 Notes, and entered into an indenture with Computershare Corporate Trust, N.A., or 2029 Indenture, with respect to the 2029 Notes. The 2029 Notes accrue interest at a fixed rate of 2.125% per year, payable semiannually in arrears on May 15th and November 15th of each year. The 2029 Notes mature on May 15, 2029.
The total debt composition of the 2029 Notes is as follows (in thousands):

June 30,
2024
2.125% convertible senior notes due May 2029	$287,500
Deferred financing costs	(9,106)
Total debt, net of deferred financing costs	$278,394
Holders may convert the 2029 Notes prior to the close of business on the business day immediately preceding November 15, 2028, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2024, the conditions for conversion were not met.
On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders may convert their 2029 Notes at any time.
Upon conversion, holders will receive the principal amount of their 2029 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 50 consecutive trading days during the observation period (as more fully described in the 2029 Indenture). For the principal, the Company will settle in cash per the terms of the 2029 Notes. For any excess conversion value, holders may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the 2029 Notes is 25.2752 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $39.56 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2029 Notes represents a premium of approximately 32.5% to the closing sale price of $29.86 per share of the Company’s common stock on the Nasdaq Global Select Market on May 9, 2024, the date that the Company priced the private offering of the 2029 Notes.
As of June 30, 2024, the 2029 Notes had a market price of $996 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
Prior to the close of business on the business day immediately preceding November 15, 2028, the 2029 Notes are convertible only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified corporate events; or (4) upon a Company redemption. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders of the 2029 Notes may convert all or a portion of their 2029 Notes, at any time. Upon conversion, the 2029 Notes will be settled by paying or delivering, as applicable, cash or a combination of cash and shares of the Company’s common stock, based on the applicable conversion rate. No sinking fund is provided for the 2029 Notes.
On or after May 17, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2029 Notes if (i) the 2029 Notes are “freely tradable” (as defined in the 2029 Indenture) and any accrued and unpaid additional interest has been paid as of the date the Company sends the related notice of the redemption and (ii) the last reported sales price of the Company’s common stock exceeds 130% of the conversion price then
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 18

in effect for (1) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related notice of the redemption; and (2) the trading day immediately before the date the Company sends such notice. The redemption price of each 2029 Note to be redeemed will be the principal amount of such 2029 Note, plus accrued and unpaid interest, if any. In addition, calling any 2029 Notes for redemption will constitute a make-whole fundamental change, in which case the conversion rate applicable to those 2029 Notes, if converted in connection with the redemption, will be increased in certain circumstances. Upon the occurrence of a “make-whole fundamental change” (as defined in the 2029 Indenture), subject to a limited exception for certain cash mergers, holders may require the Company to repurchase all or a portion of their 2029 Notes for cash at a price equal to 100% of the principal amount of the 2029 Notes to be repurchased plus any accrued and unpaid interest.
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at June 30, 2024 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
On May 9, 2024, in connection with the pricing of the 2029 Notes, and on May 10, 2024, in connection with the exercise in full by the initial purchasers of the 2029 Notes (the “Initial Purchasers”) of their option to purchase additional 2029 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the Initial Purchasers of the 2029 Notes and/or their respective affiliates and/or other financial institutions (the “Option Counterparties”). The Capped Call Transactions are expected to cover, subject to anti-dilution adjustments substantially similar to those applicable to the 2029 Notes, the number of shares of the Company’s common stock underlying the 2029 Notes.
The Capped Call Transactions are expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2029 Notes, as the case may be, upon any conversion of the 2029 Notes, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be approximately $53.75 per share, representing a premium of approximately 80% over the closing price of $29.86 per share of the Company’s common stock on May 9, 2024, and is subject to certain adjustments under the terms of the Capped Call Transactions. The capped call was recorded as a reduction to additional paid-in capital at its cost of $26.7 million.
The Capped Call Transactions are separate transactions entered into by the Company with the Option Counterparties, are not part of the terms of the 2029 Notes and will not affect any holder’s rights under the 2029 Notes. Holders of the 2029 Notes will not have any rights with respect to the Capped Call Transactions.
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
In May 2024, the Company used part of the net proceeds from the issuance of the 2029 Notes to repurchase $200.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions at a discount for $191.4 million in cash (including accrued interest). The partial repurchase of the 2025 Notes resulted in a $7.5 million gain on early extinguishment of debt.
The total debt composition of the 2025 Notes is as follows (in thousands):

	June 30,	December 31,
	2024	2023
0.750% convertible senior notes due August 2025	$202,500	$402,500
Deferred financing costs	(1,345)	(3,906)
Total debt, net of deferred financing costs	$201,155	$398,594
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2024, the conditions for conversion were not met.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 19

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
As of June 30, 2024, the 2025 Notes had a market price of $938 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the remaining $202.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
While the 2025 Notes are currently classified on the Company’s condensed consolidated balance sheet at June 30, 2024 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2025 Notes have the election to convert the 2025 Notes at any time during the prescribed measurement period, the 2025 Notes would then be considered a current obligation and classified as such.
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
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. The remaining principal of $8.6 million was repaid at maturity on May 1, 2024.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 20

Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$3,797	$3,849	$7,108	$13,199
Amortization of debt issuance costs	763	691	1,444	1,628
Amortization of debt discount	23	28	47	703
Capitalized interest (Note 5)	(699)	(703)	(1,399)	(2,076)
Total	$3,884	$3,865	$7,200	$13,454

Effective interest rate on total debt	2.99%	3.16%	2.98%	4.38%
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes and its TLA Term Loan are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amounts of equity investments and convertible notes receivable without readily determinable fair values have not been adjusted for either an impairment or upward or downward adjustments based on observable transactions.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 21

At June 30, 2024, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$11,995	$—	$—	$11,995
Financial Liabilities:
Acquisition-related contingent consideration	$22,401	$—	$—	$22,401

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$109,751	$—	$110,383	$—
2.125% convertible senior notes due 2029 (1)	$278,394	$—	$286,422	$—
0.750% convertible senior notes due 2025 (2)	$201,155	$—	$189,971	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $28.61 per share on June 28, 2024, the last trading day of the quarter ended June 30, 2024, compared to a conversion price of $39.56 per share. At June 30, 2024, as the conversion price was above the stock price, the requirements for conversion have not been met.
(2) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $28.61 per share on June 28, 2024, the last trading day of the quarter ended June 30, 2024, compared to a conversion price of $71.78 per share. At June 30, 2024, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion on the principal that could have been due on the 2025 Notes is 2.8 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2022	$15,877	$5,315	$21,192
Purchases	—	6,758	6,758
Foreign currency adjustments	—	61	61
Balance at December 31, 2023	15,877	12,134	28,011
Foreign currency adjustments	—	(139)	(139)
Balance at June 30, 2024	$15,877	$11,995	$27,872
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition in the amount of $22.4 million and $24.7 million as of June 30, 2024 and December 31, 2023, respectively. The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 22

In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended June 30, 2024, the Company recognized a contingent consideration charge of $1.5 million primarily due to revisions to the latest discount rates. During the six months ended June 30, 2024, the Company recognized a contingent consideration gain of $2.3 million primarily due to an adjustment reflecting the probability of achieving the remaining Flexion regulatory milestone by the milestone expiration date. During the three and six months ended June 30, 2023, the Company recognized gains of $18.3 million and $6.6 million, respectively, due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving the milestones. The gains recognized during the six months ended June 30, 2023 were partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in the Company’s incremental borrowing rate resulting from the TLA Credit Agreement entered into in March 2023. These adjustments were recorded within contingent consideration charges (gains), restructuring charges and other in the condensed consolidated statements of operations. At June 30, 2024, the weighted average discount rate was 8.5%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of June 30, 2024
Discount rates	7.8% to 9.1%
Probability of payment for remaining regulatory milestone	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2022	$28,122
Fair value adjustments and accretion	(3,424)
Balance at December 31, 2023	24,698
Fair value adjustments and accretion	(2,297)
Balance at June 30, 2024	$22,401
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency and government bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of asset-backed securities collateralized by credit card receivables and contain maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income. At June 30, 2024 and December 31, 2023, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, with the exception of U.S. government bonds, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 23

The following summarizes the Company’s short-term and noncurrent available-for-sale investments at June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$37,080	$—	$(43)	$37,037
Commercial paper	95,898	9	(91)	95,816
Corporate bonds	18,362	—	(17)	18,345
U.S. federal agency bonds	5,983	—	(8)	5,975
Total	$157,323	$9	$(159)	$157,173

December 31, 2023 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1)	Fair Value (Level 2)
Current:
Asset-backed securities	$9,539	$1	$—	$—	$9,540
Commercial paper	77,941	103	—	—	78,044
U.S. federal agency bonds	22,849	—	(29)	—	22,820
U.S. government bonds	14,899	—	(20)	14,879	—
Subtotal	125,228	104	(49)	14,879	110,404
Noncurrent:
Asset-backed securities	2,403	7	—	—	2,410
Subtotal	2,403	7	—	—	2,410
Total	$127,631	$111	$(49)	$14,879	$112,814
At June 30, 2024, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At June 30, 2024 and December 31, 2023, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.2 million and $0.4 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of June 30, 2024, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 36%, 18% and 15%. At December 31, 2023, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 37%, 19% and 16%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of June 30, 2024, there were $0.2 million of allowances for credit losses on its accounts receivable associated with iovera°. As of December 31, 2023, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 24

NOTE 10—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$124	$123	$247
Net unrealized loss on investments, net of tax(1)	(160)	—	(160)
Foreign currency translation adjustments	—	18	18
Balance at June 30, 2024	$(36)	$141	$105

	Net Unrealized Loss From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(523)	$143	$(380)
Net unrealized gain on investments, net of tax (1)	216	—	216
Foreign currency translation adjustments	—	(9)	(9)
Balance at June 30, 2023	$(307)	$134	$(173)
(1) Net of a $0.1 million tax benefit and $0.2 million tax expense for the six months ended June 30, 2024 and 2023, respectively.
Share Repurchase Program
On May 7, 2024, the Company announced that its Board of Directors has approved a new share repurchase program, effective immediately, which authorizes the Company to repurchase up to an aggregate of $150.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026.
On May 9, 2024, concurrently with the pricing of the offering of the 2029 Notes, the Company entered into separate privately negotiated agreements with certain of the initial purchasers of the 2029 Notes or their respective affiliates and/or certain other financial institutions to repurchase 837,240 shares of the Company’s common stock for a total cost of $25.1 million, inclusive of $0.1 million of accrued excise tax. The repurchase occurred on May 10, 2024.
Repurchases of the Company’s common stock are accounted for at cost and recorded as treasury stock. The excise tax on repurchases of the Company’s common stock is recorded as a cost of acquiring treasury stock. Reissued treasury stock will be accounted for at average cost. Gains or losses on reissued treasury stock arising from the difference between the average cost and the fair value of the award will be recorded in additional paid-in capital.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 25

NOTE 11—STOCK PLANS
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of goods sold	$1,259	$1,436	$2,387	$3,160
Research and development	1,925	1,722	3,728	3,597
Selling, general and administrative	8,848	7,797	16,833	16,188
Contingent consideration charges (gains), restructuring charges and other	492	—	2,727	—
Total	$12,524	$10,955	$25,675	$22,945

Stock-based compensation from:
Stock options	$5,796	$5,742	$12,525	$12,206
Restricted stock units	6,517	4,969	12,727	10,219
Employee stock purchase plan	211	244	423	520
Total	$12,524	$10,955	$25,675	$22,945
Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2024:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2023	7,079,748	$49.40
Granted	1,099,223	31.46
Forfeited	(539,743)	45.57
Expired	(692,325)	61.76
Outstanding at June 30, 2024	6,946,903	44.69

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2023	1,364,618	$47.66
Granted	1,845,665	29.22
Vested	(429,709)	49.33
Forfeited	(104,195)	46.88
Unvested at June 30, 2024	2,676,379	34.71
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 26

The weighted average fair value of stock options granted during the six months ended June 30, 2024 was $13.42 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Six Months Ended June 30, 2024
Expected dividend yield	None
Risk-free interest rate	4.00%
Expected volatility	40.80%
Expected term of options	5.25 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the six months ended June 30, 2024, 56,077 shares were purchased and issued through the ESPP.
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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and the purchase of shares from the ESPP (using the treasury stock method), if applicable. Potential common shares associated with convertible senior notes are treated under the if-converted method. Adjustments are made to the diluted net income per common share calculation as if the Company had converted the convertible senior notes on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible senior notes on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period.
Potential common shares are excluded from the diluted net income per common share computation to the extent they would be antidilutive.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 27

The following table sets forth the computation of basic and diluted net income per common share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income —basic	$18,886	$25,763	$27,865	$6,227
2025 Notes if-converted method adjustment	762	1,029	1,790	—
Adjusted net income —diluted	$19,648	$26,792	$29,655	$6,227
Denominator:
Weighted average common shares outstanding—basic	46,174	46,088	46,337	46,019
Computation of diluted securities:
2025 Notes if-converted method adjustment	4,122	5,607	4,865	—
Dilutive effect of stock options	—	108	—	92
Dilutive effect of RSUs	239	244	162	170
Dilutive effect of ESPP purchase options	4	7	2	4
Weighted average common shares outstanding—diluted	50,539	52,054	51,366	46,285
Net income per share:
Basic net income per common share	$0.41	$0.56	$0.60	$0.14
Diluted net income per common share	$0.39	$0.51	$0.58	$0.13
The following table summarizes the outstanding stock options, RSUs, ESPP purchase options and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average number of stock options	7,311	5,404	7,486	5,403
2025 Notes (1)	—	—	—	5,607
Weighted average number of RSUs	1,304	701	1,267	759
Weighted average ESPP purchase options	—	—	26	—
Total	8,615	6,105	8,779	11,769
(1) For the six months ended June 30, 2023, the diluted earnings per share calculation excluded 5.6 million potential common shares assuming conversion of the 2025 Notes, as well as the related $1.0 million of interest expense, net of tax, because these adjustments would have been antidilutive.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 28

NOTE 13—INCOME TAXES
Income before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) before income taxes:
Domestic	$36,996	$40,189	$50,653	$12,416
Foreign	(412)	(2,335)	(429)	(1,036)
Total income before income taxes	$36,584	$37,854	$50,224	$11,380

Income tax expense	$17,698	$12,091	$22,359	$5,153
Effective tax rate	48%	32%	45%	45%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The Company’s effective tax rate for the three and six months ended June 30, 2024 include costs related to non-deductible stock-based compensation, primarily related to expired stock options, and non-deductible executive compensation, partially offset by tax credits. The Company’s effective tax rate for the three and six months ended June 30, 2023 includes costs related to non-deductible stock-based compensation, a valuation allowance recorded against non-U.S. results and non-deductible executive compensation.
As of June 30, 2024 and December 31, 2023, the Company has an income tax payable balance of $1.0 million that is included in other liabilities within the condensed consolidated balance sheets.
NOTE 14—CONTINGENT CONSIDERATION CHARGES (GAINS), RESTRUCTURING CHARGES AND OTHER
Contingent consideration charges (gains), restructuring charges and other for the three and six months ended June 30, 2024 and 2023 summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Flexion contingent consideration	1,509	(18,258)	$(2,297)	$(6,640)
Restructuring charges	996	936	6,531	936
Acquisition-related expenses	230	709	404	1,198
Total contingent consideration charges (gains), restructuring charges and other	$2,735	$(16,613)	$4,638	$(4,506)
Flexion Acquisition Contingent Consideration
The Company recognized $1.5 million of charges and $2.3 million of gains related to contingent consideration during the three and six months ended June 30, 2024, respectively. The Company recognized $18.3 million and $6.6 million of contingent consideration gains during the three and six months ended June 30, 2023, respectively. See Note 9, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In February 2024, the Company initiated a restructuring plan to ensure it is well positioned for long-term growth. The restructuring plan includes: (i) reshaping the Company’s executive team, (ii) reallocating efforts and resources from the Company’s ex-U.S. and certain early-stage development programs to its commercial portfolio in the U.S. market and (iii) reprioritizing investments to focus on commercial readiness for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in outpatient settings beginning in January 2025 as part of the Non-Opioids Prevent Addiction In the Nation (“NOPAIN”) Act and broader commercial initiatives in key areas, such as strategic national accounts, marketing and market access and reimbursement. The Company recognized $1.0 million and $6.5 million of
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 29

restructuring charges for the three and six months ended June 30, 2024, respectively, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs. The Company’s restructuring charges as of June 30, 2024, including the beginning and ending liability balances, are summarized below (in thousands):

	Employee Termination Benefits (1)	Contract Termination Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred	2,892	912	3,804
Cash payments made / settled	(1,129)	(20)	(1,149)
Balances at June 30, 2024	$1,763	$892	$2,655
(1) During the three and six months ended June 30, 2024, there was $0.5 million and $2.7 million, respectively, of employee termination benefits related to share-based compensation excluded from the table above as they are non-cash and recorded against additional paid-in capital.

In June 2023, the Company implemented a restructuring plan in an effort to improve its operational efficiencies. The restructuring charges are predominantly related to one-time employee termination benefits through a reduction of headcount, such as severance and related costs. During the three and six months ended June 30, 2023, the Company recognized $0.9 million of restructuring charges.
Acquisition-Related Expenses
The Company recognized acquisition-related expenses of $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively. The Company recognized acquisition-related expenses of $0.7 million and $1.2 million during the three and six months ended June 30, 2023, respectively. These costs primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition.
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
A trial was conducted in September 2023, and a decision is expected in the coming weeks. The Company is unable to predict the outcome of this action at this time.
eVenus Pharmaceutical Laboratories Litigations
In October 2021, the Company received a Notice Letter advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the United States Food and Drug Administration, or FDA, an Abbreviated New Drug Application, or ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,033,495 (the ‘495 patent).
In November 2021, the Company filed a patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (21-cv-19829) asserting infringement of the ‘495 patent. This triggered an
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 30

automatic 30-month stay of final approval of the eVenus ANDA which expired on July 1, 2024. On January 6, 2022, eVenus filed an Answer with counterclaims to the Complaint, alleging the ‘495 patent is invalid and/or not infringed through the manufacture, sale, or offer for sale of the product described in eVenus’s ANDA submission.
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
In February 2022, the Company filed a second patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (22-cv-00718) asserting that the 133 mg/10 mL ANDA product will infringe the ‘495 and ‘336 patents and that the 266 mg/20 mL ANDA product will infringe the ‘336 patent. This filing triggered a second automatic 30-month stay of final approval for the 133 mg/10 mL ANDA product which expired on July 1, 2024. The first and second patent infringement suits were consolidated.
In February 2023, eVenus filed its first amended answer to the first amended complaint, alleging patent invalidity, non-infringement and inequitable conduct. The Company has denied the allegations in eVenus’s first amended answer. The Company has subsequently voluntarily dismissed its claims with respect to the ‘336 Patent. The trial on the remaining claim was conducted in February 2024 with a decision expected in the coming days.
In April 2023, the Company filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, or Fresenius, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ‘348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ‘348 patent as well as the Company’s other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691. The parties have subsequently dismissed all patents other than the ‘348 patent from this litigation. This action is in the discovery stage.
In May 2024, the Company filed a fourth patent infringement suit against eVenus, its parent company and Fresenius in the U.S. District Court for the District of New Jersey (24-cv-6294) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent Nos. 11,819,574 and 11,819,575. This action is in the pleadings stage.
In July 2024, the Company filed a fifth patent infringement suit against eVenus, its parent company and Fresenius in the U.S. District Court for the District of New Jersey (24-cv-7680) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,925,706. This action is in the pleadings stage.
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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 31

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
NOTE 16—SUBSEQUENT EVENT
In July 2024, eVenus received FDA approval of a generic version of EXPAREL—the Company’s bupivacaine liposome injectable suspension product. This generic version of EXPAREL is part of multiple ongoing and pending patent infringement litigations, with a decision on the first case expected in the coming days.
Refer to Note 15, Commitments and Contingencies, for information on the related legal proceedings.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 32

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, patent terms, development of products, strategic alliances and intellectual property, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the integration of our new chief executive officer; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the ability to successfully integrate any future acquisitions into our existing business; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; and the anticipated funding or benefits of our share repurchase program.

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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 33

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

Recent Highlights

•In May 2024, we completed a private placement of $287.5 million in aggregate principal amount of 2.125% convertible senior notes due 2029, or 2029 Notes. We used part of the net proceeds from the issuance of the 2029 Notes to repurchase $200.0 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, in privately-negotiated transactions at a discount for $191.4 million in cash (including accrued interest). The partial repurchase of the 2025 Notes resulted in a $1.5 million proportional reduction of deferred financing costs and a $7.5 million gain on early extinguishment of debt. For more information, see Note 8, Debt, to our condensed consolidated financial statements included herein and “Liquidity and Capital Resources” below.
•In May 2024, we announced a new share repurchase program which authorizes us to repurchase up to an aggregate of $150 million of our outstanding common stock. Repurchases under the program may be made at management’s discretion on the open market or through privately negotiated transactions. The share repurchase program may be suspended or discontinued at any time by us and has an expiration date of December 31, 2026. Concurrently with the pricing of the offering of the 2029 Notes, we entered into separate privately negotiated agreements with certain of the initial purchasers of the 2029 Notes or their respective affiliates and/or certain other financial institutions to repurchase 837,240 shares of our common stock for $25.0 million.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 34

•In July 2024, the Centers for Medicare and Medicaid Services, or CMS, issued its proposed Hospital Outpatient Prospective Payment System and Ambulatory Surgical Center Payment System rule for 2025. In the proposed rule, EXPAREL is one of six covered non-opioids—two of which are specific to ophthalmology— qualifying for separate Medicare reimbursement in both the ambulatory surgical center, or ASC, and hospital outpatient, or HOPD, settings, where EXPAREL will be reimbursed at 106% of the average sales price (also called “ASP + 6% reimbursement”). Pending finalization, this policy would go into effect beginning January 1, 2025. The proposed rule reflects impending implementation of the NOPAIN Act, which mandates separate CMS payment for qualifying non-opioid drugs and devices across HOPD and ASC settings. The law was passed as part of the Consolidated Appropriations Act of 2023.

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

EXPAREL Label Expansion

•Expanding utilization in lower extremity nerve block indications. In February 2024, we launched EXPAREL in two key lower extremity nerve blocks—namely an adductor canal block and a sciatic nerve block in the popliteal fossa. We believe these two key nerve blocks will expand EXPAREL utilization within surgeries of the knee, lower leg, and foot and ankle procedures. The launch is supported by two successful head-to-head Phase 3 studies in which EXPAREL demonstrated four days of superiority to bupivacaine.

•Pediatrics. We have launched a Phase 1 pharmacokinetic study of EXPAREL as a single-dose post-surgical infiltration administration in patients under six years of age. If successful, we expect this study, followed by a Phase 3 registration study, will support expansion of the EXPAREL labels in the U.S., European Union, or E.U., and United Kingdom, or U.K. We are also discussing with the FDA, EMA and Medicines and Healthcare Products Regulatory Agency (MHRA) our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. We received notification from the FDA in October 2023 that our pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients.

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

Additionally, we initiated a second Phase 1 study of EXPAREL for intrathecal analgesia in June 2023.

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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 35

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

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder and we recently launched a Phase 3 registration study to evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder.

ZILRETTA Clinical Benefits

ZILRETTA combines TA, a commonly administered steroid, with a proprietary, extended-release microsphere technology to administer extended therapeutic concentrations in the joint and persistent analgesic effect.

Based on the strength of its pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. in need of safe and effective extended relief from OA knee pain. The pivotal Phase 3 trial showed that ZILRETTA significantly reduced OA knee pain for 12 weeks, with some people experiencing pain relief through 16 weeks. We believe that ZILRETTA has the potential to become the corticosteroid of choice given its safety and efficacy profile, and the fact that it is the first and only extended-release corticosteroid on the market. In September 2021, the American Association of Orthopaedic Surgeons, or AAOS, updated its evidence-based clinical practice guidelines, finding ZILRETTA can improve patient outcomes over traditional immediate-release corticosteroids.

iovera°

The iovera° system is a non-opioid handheld cryoanalgesia device used to deliver precise, controlled doses of cold temperature to targeted nerves. It is FDA 510(k) cleared in the U.S., has a CE mark in the E.U. and is cleared for marketing in Canada for the blocking of pain. We believe the iovera° system is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days.

iovera° Clinical Benefits

There is a growing body of clinical data demonstrating success with iovera° treatment for a wide range of chronic pain conditions. Some of our strongest data relates directly to the improvement of OA pain of the knee. In a pivotal trial evaluating iovera° for knee OA pain, the majority of the patients suffering from OA pain of the knee experienced pain relief up to 150 days after being treated with iovera°.
Surgical intervention is typically a last resort for patients suffering from knee OA pain. Treatment with iovera° has also demonstrated effectiveness for managing pain associated with knee replacements. Specifically, findings demonstrated reductions in opioids, including:

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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 36

•Patients in the iovera° group demonstrated a statistically significant reduction in pain scores from their baseline pain scores at 72 hours (p<0.05) and at 12 weeks (p<0.05).
We believe these data validate iovera° as a clinically meaningful non-opioid alternative for patients with knee OA as well as those undergoing TKA, and that iovera° offers the opportunity to provide patients with non-opioid pain control well in advance of any necessary surgical intervention through a number of key product attributes:
•iovera° is safe and effective with immediate pain relief that can last for months as the nerve regenerates over time;
•iovera° is repeatable, with no diminishing effectiveness over time and repeat use;
•The iovera° technology does not risk damage to the surrounding tissue;
•iovera° is a convenient handheld device with a single-use procedure-specific Smart Tip; and
•iovera° can be delivered precisely using imaging guidance or an anatomical landmark.
A study published in 2021 that included 267 patients undergoing TKA (169 who underwent cryoneurolysis with iovera° compared to 98 patients who did not receive iovera° treatment) showed that patients who were treated with iovera° had 51% lower daily morphine milligram equivalents during their hospital stay and a 22% lower mean pain score versus those who were not. In addition, the iovera° group had greater function at discharge, a shorter length of hospital stay and received significantly fewer opioids, including discharge prescriptions at week 2 and week 6 after surgery.
In September 2021, the AAOS updated its evidence-based clinical practice guidelines, reporting that denervation therapy—including cryoneurolysis—may reduce knee pain and improve function in patients with symptomatic OA of the knee.
We are currently sponsoring a prospective, real-world registry called the Innovations in Genicular Outcomes Registry, or iGOR, which is a patient focused registry governed in collaboration with a steering committee of scientific experts that evaluates clinical, economic- and health-related patient-reported outcomes in patients who have received any treatment for knee OA pain, including TKA, for a minimum of 18 months. A unique feature of iGOR is that if patients receive additional treatments for OA, data capture resets so outcomes of their treatment journey can be followed over multiple years. Unlike in clinical studies, treatment decisions in iGOR are decided by physicians and patients in a shared decision-making manner rather than being driven by treatment assignment, so that outcomes are truly those from real-world applications. The iGOR registry is tracking outcomes of iovera°, ZILRETTA and EXPAREL, as well as comparator treatments. Early outcomes from iGOR have shown that patients who receive iovera° prior to TKA have less pain, improved function and improved sleep for six months after surgery versus patients who do not receive iovera°.
In addition, a pilot randomized control trial evaluating iovera° for the treatment of lower back pain showed that it had significantly greater improvements in pain and disability, and required fewer injections over a year, compared to patients who were treated with radiofrequency ablation. This data supports the development of a longer Smart Tip that is currently underway which would allow for broader use of iovera° for the treatment of lower back pain.
Beyond treatment for pain, observational data has been presented at multiple congresses showing effectiveness of iovera° for the treatment of upper limb spasticity over 90 days by targeting motor nerves. We currently have a pivotal trial underway to demonstrate the efficacy and safety of iovera° for treating spasticity.
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

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 37

Clinical Development Programs

PCRX-201

PCRX-201 is a novel, helper-dependent adenoviral vector expressing interleukin-1 receptor antagonist (IL-1Ra). After injection, the vector enters joint cells and turns them into factories to produce sustained therapeutic levels of IL-1Ra and inhibit the IL-1 pathway to manage pain and mitigate OA-related joint damage while remaining localized to the joint space. In a Phase 1 proof-of-concept study of patients with moderate to severe OA of the knee, PCRX-201 was well tolerated with improvements in knee pain observed across all doses. The study enrolled 72 patients in two three-dose cohorts: a co-administered IA steroid cohort and a cohort that did not receive a steroid. PCRX-201 was well tolerated, with efficacy observed through at least 52 weeks at all doses and cohorts. The highest level of efficacy was achieved in the co-administered steroid group, which showed a greater percentage of patients with at least a 50% improvement in Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) pain and stiffness scores, as well as a meaningful improvement in (Knee Injury and Osteoarthritis Outcomes Score) KOOS functional assessment. The one-year data were presented at the Osteoarthritis Research Society International (OARSI) 2024 World Congress in April 2024. We now have two-year efficacy and safety data that we have submitted for presentation at a medical meeting later this year. Given the highly encouraging Phase 1 data, we are preparing to launch a second clinical study in knee OA.

In February 2024, the FDA granted PCRX-201 a Regenerative Medicine Advanced Therapy, or RMAT, designation. Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the development and review processes for promising therapies, including genetic therapies, that are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug or therapy has the potential to address an unmet medical need. PCRX-201 is the first gene therapy product candidate to receive RMAT designation for OA.

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

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 38

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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 39

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U., and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and Europe and (iv) sales of our bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Net product sales:
EXPAREL	$136,852	$135,127	1%	$269,282	$265,535	1%
ZILRETTA	30,707	29,261	5%	56,546	53,595	6%
iovera°	5,674	4,384	29%	10,704	8,385	28%
Bupivacaine liposome injectable suspension	3,154	695	100% +	5,679	1,383	100% +
Total net product sales	176,387	169,467	4%	342,211	328,898	4%
Royalty revenue	1,636	—	N/A	2,929	910	100% +
Total revenues	$178,023	$169,467	5%	$345,140	$329,808	5%
EXPAREL revenue increased 1% in both the three and six months ended June 30, 2024 versus 2023. Components of the increase included a 3% increase in gross vial volume in both the three and six months ended June 30, 2024 versus 2023, which was offset by a shift in vial mix. EXPAREL revenue was also impacted by a 1% increase in selling price per unit in both the three and six months ended June 30, 2024 versus 2023, related to a January 2024 price increase, net of increases in sales related allowances as a result of group purchasing organization contracting.
ZILRETTA revenue increased 5% and 6% in the three and six months ended June 30, 2024 versus 2023, primarily due to a 3% and 5% increase in net selling price per unit related to a January 2024 price increase and a 3% and 1% increase in kit volume, respectively.
Net product sales of iovera° increased 29% and 28% in the three and six months ended June 30, 2024 versus 2023, respectively, primarily due to increases of 29% and 32% in Smart Tip volume, partially offset by increased sales related allowances and accruals.
Bupivacaine liposome injectable suspension revenue increased more than 100% in both the three and six months ended June 30, 2024 versus 2023. Its related royalties also substantially increased in both the three and six months ended June 30, 2024 versus 2023 primarily due to the sales mix of vial sizes and the timing of orders placed for veterinary use.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the six months ended June 30, 2024 and 2023 (in thousands):

June 30, 2024	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2023	$1,868	$1,308	$3,697	$5,870	$1,175	$13,918
Provision	1,014	6,199	9,985	54,533	1,334	73,065
Payments / Adjustments	(664)	(6,287)	(9,850)	(55,058)	(715)	(72,574)
Balance at June 30, 2024	$2,218	$1,220	$3,832	$5,345	$1,794	$14,409
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 40

June 30, 2023	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Provision	1,122	5,952	8,895	46,936	1,027	63,932
Payments / Adjustments	(956)	(5,918)	(8,677)	(45,659)	(982)	(62,192)
Balance at June 30, 2023	$1,857	$1,221	$3,411	$6,729	$831	$14,049
Total reductions of gross product sales from sales-related allowances and accruals were $73.1 million and $63.9 million, or 17.6% and 16.3% of gross product sales, for the six months ended June 30, 2024 and 2023, respectively. The overall 1.3% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts.

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Cost of goods sold	$44,262	$48,207	(8)%	$91,678	$97,227	(6)%
Gross margin	75%	72%		73%	71%
Gross margin increased three and two percentage-points in the three and six months ended June 30, 2024 versus 2023, respectively, primarily due to lower EXPAREL product cost and lower royalty expense as discussed below, partially offset by higher inventory reserves.
On August 8, 2023, the U.S. District Court, District of Nevada, concluded we were no longer obligated to pay royalties to the Research and Development Foundation for EXPAREL made under the 45-liter manufacturing process. For more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Research and Development Expenses
Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera° and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information expenses, expenses related to our iGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 41

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Clinical and preclinical development	$8,172	$5,194	57%	$14,518	$10,455	39%
Product development and manufacturing capacity expansion	7,318	9,305	(21)%	14,713	16,977	(13)%
Regulatory and other	2,923	2,603	12%	5,617	4,935	14%
Stock-based compensation	1,925	1,722	12%	3,728	3,597	4%
Total research and development expense	$20,338	$18,824	8%	$38,576	$35,964	7%
% of total revenues	11%	11%		11%	11%
Total research and development expense increased 8% and 7% in the three and six months ended June 30, 2024 versus 2023, respectively.
Clinical and preclinical development expense increased 57% and 39% in the three and six months ended June 30, 2024 versus 2023, respectively, due to the start-up of and enrollment in a ZILRETTA shoulder trial, an EXPAREL intrathecal trial and an EXPAREL pediatric trial, and start-up activities in an iovera° spasticity trial. These increases were partially offset by the winding down of a PCRX-201 Phase 1 trial for knee OA as two-year follow-up visits of subjects were completed in November 2023. This Phase 1 trial remains on track for completion by November 2026, the last year of the follow-up period for the last patient dosed. In addition, toxicology studies for product candidates were completed in 2023.
Product development and manufacturing capacity expansion expense decreased 21% and 13% in the three and six months ended June 30, 2024 versus 2023, respectively, primarily attributable to the near-completion of pre-commercial scale-up activities of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California, subsequently placed into service in July 2024. The FDA approved an sNDA for our 200-liter EXPAREL manufacturing suite in February 2024. This decrease is partially offset by ongoing product development costs related to PCRX-201 and an iovera° medial branch Smart Tip.
Regulatory and other expense increased 12% and 14% in the three and six months ended June 30, 2024 versus 2023, respectively, due to increased enrollment and additional sites related to an observational registry study which tracks patients’ symptoms and experience with pain management related to OA of the knee.
Stock-based compensation increased 12% and 4% in the three and six months ended June 30, 2024 versus 2023, respectively, primarily due to greater equity awards granted to personnel.

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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 42

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Sales and marketing	$39,047	$37,462	4%	$78,482	$79,041	(1)%
General and administrative	20,231	19,591	3%	44,837	40,464	11%
Stock-based compensation	8,848	7,797	13%	16,833	16,188	4%
Total selling, general and administrative expense	$68,126	$64,850	5%	$140,152	$135,693	3%
% of total revenues	38%	38%		41%	41%
Total selling, general and administrative expense increased 5% and 3% in the three and six months ended June 30, 2024 versus 2023, respectively.
Sales and marketing expense increased 4% in the three months ended June 30, 2024 versus 2023 and decreased 1% in the six months ended June 30, 2024 versus 2023. The three months increase was driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams and value creation for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in outpatient settings beginning in January 2025 as part of the NOPAIN Act. We expect investments in these programs to increase in the second half of 2024 as we launch our national campaign—Make the NOPAIN Pact—which targets hospital pharmacists, administrators, clinicians and revenue management teams and is focused on ensuring these audiences are ready for the commencement of the NOPAIN Act. These increases were partially offset by the impact of a February 2024 restructuring program. The six months decrease was attributable to the impact of the February 2024 restructuring program.
General and administrative expense increased 3% and 11% in the three and six months ended June 30, 2024 versus 2023, respectively. The three and six month increases were primarily driven by third-party management consulting to assess strategic opportunities and market assessments for our products, partially offset by lower legal fees for ongoing litigation. Incrementally, the six months increase also included compensatory costs associated with the transition to our new Chief Executive Officer effective January 2, 2024, which include compensation related to the current Chief Executive Officer and to the former Chief Executive Officer who remains employed by the Company in an advisory role.
For more information on our ongoing litigation, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Stock-based compensation increased 13% and 4% for the three and six months ended June 30, 2024 versus 2023, respectively, primarily due to greater equity awards granted to personnel.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Amortization of acquired intangible assets	$14,322	$14,322	—%	$28,644	$28,644	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 43

Contingent Consideration Charges (Gains), Restructuring Charges and Other
The following table provides a summary of the costs related to the contingent consideration, acquisition-related charges and restructuring charges during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Flexion contingent consideration	$1,509	$(18,258)	N/A	$(2,297)	$(6,640)	(65)%
Restructuring charges	996	936	6%	6,531	936	100% +
Acquisition-related expenses	230	709	(68)%	404	1,198	(66)%
Total contingent consideration charges (gains), restructuring charges and other	$2,735	$(16,613)	N/A	$4,638	$(4,506)	N/A
Total contingent consideration charges (gains), restructuring charges and other for the three and six months ended June 30, 2024 included charges of $2.7 million and $4.6 million, respectively. Total contingent consideration charges (gains), restructuring charges and other for the three and six months ended June 30, 2023 included gains of $16.6 million and $4.5 million, respectively.
During the three months ended June 30, 2024, we recognized a contingent consideration charge of $1.5 million primarily due to revisions to the latest discount rates. During the six months ended June 30, 2024, we recognized a contingent consideration gain of $2.3 million primarily due to an adjustment reflecting the probability of achieving the remaining Flexion regulatory milestone by the milestone expiration date.
During the three and six months ended June 30, 2023, we recognized contingent consideration gains of $18.3 million and $6.6 million, respectively. These gains were primarily due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones for the Flexion Acquisition by the December 31, 2030 milestone expiration date. The gains recognized during the six months ended June 30, 2023 were partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in our incremental borrowing rate.
During the three and six months ended June 30, 2024, we recognized restructuring charges of $1.0 million and $6.5 million, respectively, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs. During the three and six months ended June 30, 2023, we implemented a restructuring plan in an effort to improve our operational efficiencies and recognized $0.9 million in one-time employee termination benefits through a reduction of headcount.
During the three and six months ended June 30, 2023, we recognized acquisition-related expenses of $0.7 million and $1.2 million, respectively, primarily related to severance and other employee related costs, legal and other professional fees, third-party services and other one-time charges associated with the Flexion Acquisition.
For more information, see Note 9, Financial Instruments and Note 14, Contingent Consideration Charges (Gains), Restructuring Charges and Other, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 44

Other Income (Expense), Net
The following table provides information regarding other income (expense), net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Interest income	$4,749	$2,111	100% +	$8,652	$5,253	65%
Interest expense	(3,884)	(3,865)	—%	(7,200)	(13,454)	(46)%
Gain (loss) on early extinguishment of debt	7,518	—	N/A	7,518	(16,926)	N/A
Other, net	(39)	(269)	(86)%	(198)	(279)	(29)%
Total other income (expense), net	$8,344	$(2,023)	N/A	$8,772	$(25,406)	N/A
Total other income, net was $8.3 million and $8.8 million in the three and six months ended June 30, 2024, respectively. Total other expense, net was $2.0 million and $25.4 million in the three and six months ended June 30, 2023, respectively.
The substantial increases in interest income in the three and six months ended June 30, 2024 versus 2023 were due to higher interest rates and overall investment balances.
The 46% decrease in interest expense during the six months ended June 30, 2024 versus 2023 was primarily driven by lower principal outstanding associated with the TLA Term Loan (as defined below) that was entered into on March 31, 2023 which replaced our then-outstanding TLB Term Loan (as defined below) that had a higher principal balance and interest rate.
In the three and six months ended June 30, 2024, we recognized a $7.5 million gain on early extinguishment of debt in conjunction with the repurchase of $200.0 million principal of our 2025 Notes. The partial repurchase of the 2025 Notes was completed with our net proceeds from the issuance of the 2029 Notes.
In the six months ended June 30, 2023, in conjunction with the entry into the TLA Credit Agreement, we incurred a $16.9 million loss on early extinguishment of debt as a result of the retirement of $287.5 million aggregate principal of our TLB Term Loan (as defined below).
For more information, see Note 8, Debt, to our condensed consolidated financial statements included herein.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Income tax expense	$17,698	$12,091	46%	$22,359	$5,153	100% +
Effective tax rate	48%	32%		45%	45%
The effective tax rates were 48% and 45% for the three and six months ended June 30, 2024, respectively. The effective tax rates were 32% and 45% for the three and six months ended June 30, 2023, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The effective tax rates for the three and six months ended June 30, 2024 include costs related to non-deductible stock-based compensation, primarily related to expired stock options, and non-deductible executive compensation, partially offset by tax credits. The effective tax rates for the three and six months ended June 30, 2023 includes costs related to non-deductible stock-based compensation, a valuation allowance recorded against non-U.S. results and non-deductible executive compensation.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 45

Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of June 30, 2024, we had an accumulated deficit of $78.9 million, cash and cash equivalents and available-for-sale investments of $404.2 million and working capital of $539.5 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows Data:	2024	2023
Net cash provided by (used in):
Operating activities	$102,337	$62,627
Investing activities	(30,745)	73,509
Financing activities	22,163	(153,465)
Net increase (decrease) in cash and cash equivalents	$93,755	$(17,329)
Operating Activities
During the six months ended June 30, 2024, net cash provided by operating activities was $102.3 million, compared to $62.6 million during the six months ended June 30, 2023. The increase of $39.7 million was attributable to increased revenue with favorable gross margins, lower interest paid and a $13.0 million payment made in the prior year for a termination fee relating to a licensing agreement.
Investing Activities
During the six months ended June 30, 2024, net cash used in investing activities was $30.7 million, which reflected $26.3 million of outflows from available-for-sale investment purchases (net of sales), as well as $4.4 million of capital expenditures for manufacturing product fill lines and for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California.
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
Financing Activities
During the six months ended June 30, 2024, net cash provided by financing activities was $22.2 million, which primarily consisted of $287.5 million in proceeds from the issuance of the 2029 Notes. We used the majority of the proceeds from the 2029 Notes to make a partial repurchase of the 2025 Notes in the amount of $191.0 million, enter into a capped call transaction for $26.7 million, repurchase $25.0 million of treasury stock, and pay debt issuance and financing costs of $9.4 million. Additionally, we paid the remaining $8.6 million of 3.375% convertible senior notes due 2024 assumed from the Flexion Acquisition (the “Flexion 2024 Notes”) upon their maturity and made $5.6 million of voluntary prepayments associated with the TLA Term Loan. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion on the Flexion 2024 Notes, 2025 Notes, 2029 Notes, the capped call transaction and the TLA Term Loan. There was also $1.4 million of proceeds from the issuance of common stock through our ESPP.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 46

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
Debt
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (as amended to date, the “TLA Credit Agreement”) to refinance the indebtedness outstanding under our TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and matures on March 31, 2028. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the six months ended June 30, 2024, we made voluntary principal prepayments of $5.6 million. During the year ended December 31, 2023, the Company made a scheduled principal payment of $2.8 million as well as $30.6 million of voluntary principal prepayments. Due to voluntary principal prepayments made, we are not required to make further principal payments until June 2026, although we retain the option to do so. As of June 30, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.43%.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires us to maintain an unrestricted cash and cash equivalents balance of at least $500.0 million less any prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes, which we expect to accomplish. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2024, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2029 Convertible Senior Notes
In May 2024, we completed a private placement of $287.5 million in aggregate principal amount of our 2029 Notes, and entered into an indenture with respect to the 2029 Notes. The 2029 Notes accrue interest at a fixed rate of 2.125% per year, payable semiannually in arrears on May 15th and November 15th of each year. The 2029 Notes mature on May 15, 2029.
At June 30, 2024, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrue interest at a fixed rate of 0.750% per annum, payable semiannually in arrears on February 1st and August 1st of each year. The 2025 Notes mature on August 1, 2025.
In May 2024, we used part of the net proceeds from the issuance of the 2029 Notes to repurchase $200.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions at a discount for $191.4 million in cash (including accrued interest). The partial repurchase of the 2025 Notes resulted in a $7.5 million gain on early extinguishment of debt.
At June 30, 2024, the outstanding principal on the 2025 Notes was $202.5 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 47

Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our TLA Term Loan, 2025 Notes and 2029 Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to:
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
•the timing of and extent to which the holders of our 2025 Notes and 2029 Notes elect to convert their 2025 Notes and 2029 Notes, the timing of principal and interest payments on our TLA Term Loan and the timing and impact of increases to the variable interest rate on our TLA Term Loan borrowings in accordance with the terms of the TLA Credit Agreement;
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
•the timing and the number of shares of our common stock repurchased through our share repurchase program; and
•the extent to which we acquire or invest in products, businesses and technologies.
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
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 48

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2024 by approximately $0.7 million.
The fair value of our 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2024, the estimated fair value of the 2025 Notes was $938 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2025 Notes, which bear interest at a fixed rate. At June 30, 2024, $202.5 million of principal remains outstanding on the 2025 Notes.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2024, the estimated fair value of the 2029 Notes was $996 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At June 30, 2024, $287.5 million of principal remains outstanding on the 2029 Notes.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. At June 30, 2024, the outstanding principal on the TLA Term Loan was $110.9 million. As of June 30, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 8.43%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $1.1 million, based on the balance outstanding for these borrowings as of June 30, 2024.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 49

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Registrant

The following table provides information on our share repurchases during the three months ended June 30, 2024:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2024 – April 30, 2024	—	$—	—	$150,000,000
May 1, 2024 – May 31, 2024	837,240	$29.86	837,240	$125,000,000
June 1, 2024 – June 30, 2024	—	$—	—	$125,000,000
Total	837,240	$29.86	837,240	$125,000,000
(1) The average price paid per shares excludes $0.1 million of excise tax incurred on share repurchases for the three months ended June 30, 2024. The remaining authorization outstanding for repurchases of common stock also exclude the excise tax incurred.
(2) Our Board of Directors has authorized the repurchase of common stock under a share repurchase program adopted and announced in May 2024. The share repurchase program authorizes the Company to purchase up to an aggregate of $150.0 million of the Company’s outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Exchange Act. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026.
The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions.
Refer to Note 10, Stockholders’ Equity, to our condensed consolidated financial statements included herein for more information on our share repurchases.

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 50

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 51

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

4.1	Indenture, dated as of May 14, 2024, by and between the Registrant and Computershare Corporate Trust, National Association.(1)

4.2	Form of Global 2.125% Convertible Senior Notes due 2029 (included in Exhibit 4.1).(1)

10.1+	First Amendment, dated as of May 8, 2024, to Credit Agreement, dated as of March 31, 2023, by and among Pacira BioSciences, Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.(2)

10.2	Form of Capped Call Transaction Confirmation.(1)

10.3	Fifth Amendment to Consulting Agreement, dated June 12, 2024, between the Registrant and Gary Pace.***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.

+	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to supplementally furnish copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 14, 2024.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 8, 2024.
Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 52

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	July 30, 2024	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 30, 2024	By:	/s/ CHARLES A. REINHART, III
Charles A. Reinhart, III
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q2 2024 Form 10-Q | Page 53