Form 10-Q
period 2024-09-30
Pacira BioSciences, Inc.
filed 2024-11-06
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 1, 2024, 46,173,240 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$245,965	$153,298
Short-term available-for-sale investments	207,845	125,283
Accounts receivable, net	100,653	105,556
Inventories, net	111,865	104,353
Prepaid expenses and other current assets	23,641	21,504
Total current assets	689,969	509,994
Noncurrent available-for-sale investments	—	2,410
Fixed assets, net	166,852	173,927
Right-of-use assets, net	53,830	61,020
Goodwill	—	163,243
Intangible assets, net	440,292	483,258
Deferred tax assets	134,022	144,485
Investments and other assets	36,726	36,049
Total assets	$1,521,691	$1,574,386
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,367	$15,698
Accrued expenses	76,377	64,243
Lease liabilities	9,191	8,801
Current portion of convertible senior notes, net	201,466	8,641
Total current liabilities	306,401	97,383
Convertible senior notes, net	278,867	398,594
Long-term debt, net	107,024	115,202
Lease liabilities	47,875	54,806
Contingent consideration	19,157	24,698
Other liabilities	12,784	13,573
Total liabilities	772,108	704,256
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 46,985,386 shares issued and 46,148,146 shares outstanding at September 30, 2024 and 46,481,174 shares issued and outstanding at December 31, 2023	47	46
Treasury stock, at cost, 837,240 and zero shares at September 30, 2024 and December 31, 2023, respectively, inclusive of excise tax	(25,121)	—
Additional paid-in capital	996,376	976,633
Accumulated deficit	(222,397)	(106,796)
Accumulated other comprehensive income	678	247
Total stockholders’ equity	749,583	870,130
Total liabilities and stockholders’ equity	$1,521,691	$1,574,386
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Net product sales	$167,722	$163,583	$509,933	$492,481
Royalty revenue	851	343	3,780	1,253
Total revenues	168,573	163,926	513,713	493,734
Operating expenses:
Cost of goods sold	38,864	39,750	130,542	136,977
Research and development	19,104	20,830	57,680	56,794
Selling, general and administrative	74,333	67,947	214,485	203,640
Amortization of acquired intangible assets	14,322	14,322	42,966	42,966
Goodwill impairment	163,243	—	163,243	—
Contingent consideration (gains) charges, restructuring charges and other	(1,766)	3,356	2,872	(1,150)
Total operating expenses	308,100	146,205	611,788	439,227
(Loss) income from operations	(139,527)	17,721	(98,075)	54,507
Other income (expense):
Interest income	5,482	2,766	14,134	8,019
Interest expense	(4,689)	(3,464)	(11,889)	(16,918)
Gain (loss) on early extinguishment of debt	—	—	7,518	(16,926)
Other, net	(122)	(422)	(320)	(701)
Total other income (expense), net	671	(1,120)	9,443	(26,526)
(Loss) income before income taxes	(138,856)	16,601	(88,632)	27,981
Income tax expense	(4,610)	(5,743)	(26,969)	(10,896)
Net (loss) income	$(143,466)	$10,858	$(115,601)	$17,085

Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(3.11)	$0.23	$(2.50)	$0.37
Weighted average common shares outstanding:
Basic	46,134	46,416	46,269	46,151
Diluted	46,134	52,067	46,269	46,343

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(143,466)	$10,858	$(115,601)	$17,085
Other comprehensive income (loss):
Net unrealized gain on investments, net of tax	597	146	437	362
Foreign currency translation adjustments	(24)	17	(6)	8
Total other comprehensive income	573	163	431	370
Comprehensive (loss) income	$(142,893)	$11,021	$(115,170)	$17,455

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at June 30, 2024	46,954	(837)	$47	$(25,121)	$983,178	$(78,931)	$105	$879,278
Vested restricted stock units	31	—	—	—	—	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	13,230	—	—	13,230
Other comprehensive income (Note 10)	—	—	—	—	—	—	573	573
Net loss	—	—	—	—	—	(143,466)	—	(143,466)
Balance at September 30, 2024	46,985	(837)	$47	$(25,121)	$996,376	$(222,397)	$678	$749,583

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at June 30, 2023	46,409	$46	$950,626	$(142,524)	$(173)	$807,975
Exercise of stock options	1	—	25	—	—	25
Vested restricted stock units	17	—	—	—	—	—
Stock-based compensation	—	—	12,530	—	—	12,530
Other comprehensive income (Note 10)	—	—	—	—	163	163
Net income	—	—	—	10,858	—	10,858
Balance at September 30, 2023	46,427	$46	$963,181	$(131,666)	$(10)	$831,551
See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2023	46,481	—	$46	$—	$976,633	$(106,796)	$247	$870,130
Vested restricted stock units	448	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(414)	—	—	(414)
Common stock issued under employee stock purchase plan	56	—	—	—	1,364	—	—	1,364
Stock-based compensation	—	—	—	—	38,905	—	—	38,905
Purchase of treasury stock, inclusive of excise tax	—	(837)	—	(25,121)	—	—	—	(25,121)
Purchase of capped call transaction, net of tax	—	—	—	—	(20,112)	—	—	(20,112)
Other comprehensive income (Note 10)	—	—	—	—	—	—	431	431
Net loss	—	—	—	—	—	(115,601)	—	(115,601)
Balance at September 30, 2024	46,985	(837)	$47	$(25,121)	$996,376	$(222,397)	$678	$749,583

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance at December 31, 2022	45,928	$46	$924,095	$(148,751)	$(380)	$775,010
Exercise of stock options	63	—	1,939	—	—	1,939
Vested restricted stock units	386	—	—	—	—	—
Common stock issued under employee stock purchase plan	50	—	1,672	—	—	1,672
Stock-based compensation	—	—	35,475	—	—	35,475
Other comprehensive income (Note 10)	—	—	—	—	370	370
Net income	—	—	—	17,085	—	17,085
Balance at September 30, 2023	46,427	$46	$963,181	$(131,666)	$(10)	$831,551
See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net (loss) income	$(115,601)	$17,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	163,243	—
Deferred taxes	17,113	9,014
Depreciation of fixed assets and amortization of intangible assets	57,542	57,089
Amortization of debt issuance costs	2,284	2,311
Amortization of debt discount	70	728
(Gain) loss on early extinguishment of debt	(7,518)	16,926
Stock-based compensation	38,905	35,475
Changes in contingent consideration	(5,541)	(3,847)
Other net (gains) losses	(53)	2,415
Changes in operating assets and liabilities:
Accounts receivable, net	4,903	1,440
Inventories, net	(7,512)	(457)
Prepaid expenses and other assets	(6,338)	(6,986)
Accounts payable	3,409	1,988
Accrued expenses and income taxes payable	12,546	(26,156)
Other liabilities	(1,195)	40
Net cash provided by operating activities	156,257	107,065
Investing activities:
Purchases of fixed assets	(8,518)	(13,363)
Purchases of available-for-sale investments	(207,017)	(111,682)
Sales of available-for-sale investments	132,627	200,970
Purchases of debt investments	—	(6,758)
Net cash (used in) provided by investing activities	(82,908)	69,167
Financing activities:
Proceeds from exercises of stock options	—	1,939
Proceeds from shares issued under employee stock purchase plan	1,364	1,672
Payment of employee withholding taxes on restricted stock unit vests	(414)	—
Purchase of treasury stock	(25,000)	—
Proceeds from 2029 convertible senior notes	287,500	—
Proceeds from Term loan A facility	—	149,550
Repayment of 2024 convertible senior notes	(8,641)	—
Repayment of 2025 convertible senior notes	(190,994)	—
Repayment of Term loan B facility	—	(296,875)
Repayment of Term loan A facility	(8,438)	(30,625)
Purchase of capped call transactions	(26,709)	—
Debt extinguishment costs	—	(5,750)
Payment of debt issuance and financing costs	(9,350)	(1,163)
Net cash provided by (used in) financing activities	19,318	(181,252)
Net increase (decrease) in cash and cash equivalents	92,667	(5,020)
Cash and cash equivalents, beginning of period	153,298	104,139
Cash and cash equivalents, end of period	$245,965	$99,119
See accompanying condensed notes to consolidated financial statements.

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 9

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$10,191	$24,931
Net cash paid for income taxes	$9,575	$2,072
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$415	$1,470
Excise tax on share repurchases included in accrued liabilities	$121	$—
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 10

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) delivers innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged 6 years and older, and postsurgical regional analgesia via an interscalene brachial plexus block in adults, a sciatic nerve block in the popliteal fossa in adults, and an adductor canal block in adults for postsurgical pain management. In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera°® to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve. The company is also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy with the potential to treat large prevalent diseases like OA.
Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies and potential generic entrants, reliance on revenue from three products, reliance on a limited number of wholesalers, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity.
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
The condensed consolidated financial statements at September 30, 2024, and for the three and nine-month periods ended September 30, 2024 and 2023, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2023 is derived from the audited consolidated financial statements included in the Company’s 2023 Annual Report. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current year presentation. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 11

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Largest wholesaler	35%	33%	35%	33%
Second largest wholesaler	23%	24%	23%	24%
Third largest wholesaler	20%	19%	20%	20%
Total	78%	76%	78%	77%
Recent Accounting Pronouncements Not Adopted as of September 30, 2024
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The new segment disclosure requirements apply for entities with a single reportable segment. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023 and interim periods thereafter, with early adoption permitted. The ASU amendment will require adoption on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements.
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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 12

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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net product sales:
EXPAREL	$132,004	$128,667	$401,286	$394,202
ZILRETTA	28,420	28,798	84,966	82,393
iovera°	5,655	5,260	16,359	13,645
Bupivacaine liposome injectable suspension	1,643	858	7,322	2,241
Total net product sales	$167,722	$163,583	$509,933	$492,481
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 13

NOTE 4—INVENTORIES
The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$52,533	$54,099
Work-in-process	23,100	31,215
Finished goods	36,232	19,039
Total	$111,865	$104,353
NOTE 5—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Machinery and equipment (1) (2)	$154,652	$121,773
Leasehold improvements (2)	80,956	61,826
Computer equipment and software (2)	23,797	17,186
Office furniture and equipment	2,645	2,543
Construction in progress (2)	34,529	105,905
Total	296,579	309,233
Less: accumulated depreciation (1)	(129,727)	(135,306)
Fixed assets, net	$166,852	$173,927
(1) During the nine months ended September 30, 2024, the Company disposed $19.0 million of fully depreciated machinery and equipment associated with its 45-liter EXPAREL manufacturing process at its contract manufacturing facility located in Swindon, England. The Company continues to operate its 200-liter EXPAREL manufacturing process at the same facility.
(2) During the nine months ended September 30, 2024, a 200-liter EXPAREL manufacturing suite at the Company’s Science Center Campus in San Diego, California was placed into service, for which approximately $76.1 million was reclassified from construction in progress to machinery and equipment, leasehold improvements and computer equipment and software.
For the three months ended September 30, 2024 and 2023, depreciation expense was $6.0 million and $4.1 million, respectively. For the three months ended September 30, 2024 and 2023, there was $0.5 million and $0.7 million of capitalized interest on the construction of manufacturing sites, respectively.
For the nine months ended September 30, 2024 and 2023, depreciation expense was $14.6 million and $14.1 million, respectively. For the nine months ended September 30, 2024 and 2023, there was $1.9 million and $2.8 million of capitalized interest on the construction of manufacturing sites, respectively.
At September 30, 2024 and December 31, 2023, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located in Europe in the amount of $30.4 million and $36.8 million, respectively.
As of September 30, 2024 and December 31, 2023, the Company had asset retirement obligations of $4.1 million and $4.3 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
During the three months ended September 30, 2024, the United States Food and Drug Administration, or FDA, approved a generic competitor to EXPAREL and a U.S. District Court ruled that one of the Company’s patents was not valid (for more information, see Note 15, Commitments and Contingencies). The Company determined that these events and a subsequent decrease in the Company’s common stock price constituted impairment indicators under ASC 360 Property, Plant and Equipment. As of September 30, 2024, the Company performed a quantitative recoverability test of the carrying values of its asset group. The Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge to long-lived assets was necessary.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 14

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
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fixed lease costs	$3,459	$3,559	$10,416	$10,818
Variable lease costs	562	499	1,345	1,444
Sublease income	(56)	(167)	(248)	(489)
Total	$3,965	$3,891	$11,513	$11,773
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for operating lease liabilities, net of lease incentives	$9,686	$11,055
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	September 30,
	2024	2023
Weighted average remaining lease term	5.36 years	6.26 years
Weighted average discount rate	6.99%	7.03%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2024 (remaining three months)	$3,264
2025	12,788
2026	12,823
2027	12,587
2028	10,924
Thereafter	16,426
Total future lease payments	68,812
Less: imputed interest	(11,746)
Total operating lease liabilities	$57,066
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 15

NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill results from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now Vectura Group Limited, a subsidiary of Philip Morris International, Inc.) in 2007, the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The goodwill balance at December 31, 2023 was $163.2 million.
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination and is subject to impairment testing at least annually or upon the occurrence of a triggering event that could indicate a potential impairment. During the three months ended September 30, 2024, the FDA approved a generic competitor to EXPAREL and a U.S. District Court ruled that one of the Company’s patents was not valid (for more information, see Note 15, Commitments and Contingencies). The Company determined that these events, combined with a subsequent decrease in the Company’s common stock price, indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required the Company to perform a quantitative impairment test. This was performed by comparing the fair value of the Company with its carrying value. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a goodwill impairment charge up to the carrying value of goodwill. The fair value of the Company was calculated through an income approach, in which the Company calculated the fair value based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to assume fair value. The Company’s estimates of future cash flows consider past performance, current and anticipated market conditions, internal projections and operating plans which incorporate estimates for sales growth and future margins. Additional assumptions include forecasted growth rates, estimated discount rates and the probability of success for the Company’s product pipeline candidate products. The assumptions also reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar valuation purposes. Such assumptions are subject to change due to changing economic and competitive conditions. The conclusion of the income approach as of September, 30, 2024 resulted in the carrying value of the Company exceeding its fair value by more than the goodwill balance. As a result, the goodwill balance of $163.2 million was fully impaired during the three months ended September 30, 2024.
As detailed further in Note 5, Fixed Assets, certain events during the three months ended September 30, 2024 constituted impairment indicators under ASC 360 Property, Plant and Equipment. As of September 30, 2024, the Company performed a quantitative recoverability test of the carrying values of its asset group. The Company estimated the undiscounted future cash flows expected to result from the use of these asset groups and found that no impairment charge to long-lived assets was necessary. Intangible assets were included within the assessed long-lived assets.
Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, and developed technology from the Flexion Acquisition and developed technology and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

September 30, 2024	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(184,615)	$405,385	10 years, 5 months
Customer relationships	90	(49)	41	10 years
Total finite-lived intangible assets, net	590,090	(184,664)	405,426
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(184,664)	$440,292

December 31, 2023	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(141,655)	$448,345	10 years, 5 months
Customer relationships	90	(43)	47	10 years
Total finite-lived intangible assets, net	590,090	(141,698)	448,392
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(141,698)	$483,258
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 16

Amortization expense on intangible assets was $14.3 million for both the three months ended September 30, 2024 and 2023. Amortization expense on intangible assets was $43.0 million for both the nine months ended September 30, 2024 and 2023.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $14.3 million for the remaining three months of 2024, $57.3 million each year from 2025 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 8—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2024	2023
Term loan A facility maturing March 2028	$107,024	$115,202
2.125% Convertible senior notes due May 2029	278,867	—
0.750% Convertible senior notes due August 2025	201,466	398,594
3.375% Convertible senior notes due May 2024 (1)	—	8,641
Total	$587,357	$522,437
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
On May 8, 2024, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders entered into a first amendment (the “First TLA Amendment”) to the TLA Credit Agreement. The First TLA Amendment, among other things, permits the Company’s $150.0 million share repurchase program and the Capped Call Transactions as described below.
The total debt composition of the TLA Term Loan is as follows (in thousands):

	September 30,	December 31,
	2024	2023
Term loan A facility maturing March 2028	$108,125	$116,563
Deferred financing costs	(798)	(988)
Discount on debt	(303)	(373)
Total debt, net of debt discount and deferred financing costs	$107,024	$115,202
The TLA Term Loan matures on March 31, 2028 and the TLA Credit Agreement requires quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. Due to voluntary principal prepayments made, the Company is not required to make further principal payments until September 2026, although the Company retains the option to do so.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires the Company to maintain an unrestricted cash and cash equivalents balance of at least $300.0 million ($500.0 million less a $200.0 million prepayment of the 2025 Notes (as defined below) in the nine months ended September 30, 2024) less any additional prepayments of the 2025 Notes at any time
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 17

from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2024, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the nine months ended September 30, 2024, the Company made $8.4 million voluntary principal prepayments. During the year ended December 31, 2023, the Company made a scheduled principal payment of $2.8 million as well as $30.6 million of voluntary principal prepayments. As of September 30, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.95%.
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
The total debt composition of the 2029 Notes is as follows (in thousands):

September 30,
2024
2.125% convertible senior notes due May 2029	$287,500
Deferred financing costs	(8,633)
Total debt, net of deferred financing costs	$278,867
Holders may convert the 2029 Notes prior to the close of business on the business day immediately preceding November 15, 2028, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2024, the conditions for conversion were not met.
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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 18

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
As of September 30, 2024, the 2029 Notes had a market price of $757 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
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
On or after May 17, 2027 and on or before the 50th scheduled trading day immediately before the maturity date, the Company may redeem for cash all or part of the 2029 Notes if (i) the 2029 Notes are “freely tradable” (as defined in the 2029 Indenture) and any accrued and unpaid additional interest has been paid as of the date the Company sends the related notice of the redemption and (ii) the last reported sales price of the Company’s common stock exceeds 130% of the conversion price then in effect for (1) each of at least 20 trading days (whether or not consecutive) during any 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related notice of the redemption; and (2) the trading day immediately before the date the Company sends such notice. The redemption price of each 2029 Note to be redeemed will be the principal amount of such 2029 Note, plus accrued and unpaid interest, if any. In addition, calling any 2029 Notes for redemption will constitute a make-whole fundamental change, in which case the conversion rate applicable to those 2029 Notes, if converted in connection with the redemption, will be increased in certain circumstances. Upon the occurrence of a “make-whole fundamental change” (as defined in the 2029 Indenture), subject to a limited exception for certain cash mergers, holders may require the Company to repurchase all or a portion of their 2029 Notes for cash at a price equal to 100% of the principal amount of the 2029 Notes to be repurchased plus any accrued and unpaid interest.
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at September 30, 2024 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 19

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
The total debt composition of the 2025 Notes is as follows (in thousands):

	September 30,	December 31,
	2024	2023
0.750% convertible senior notes due August 2025	$202,500	$402,500
Deferred financing costs	(1,034)	(3,906)
Total debt, net of deferred financing costs	$201,466	$398,594
Holders may convert the 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2024, the conditions for conversion were not met.
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
As of September 30, 2024, the 2025 Notes had a market price of $956 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the remaining $202.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 20

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
Convertible Senior Notes Due 2024 Assumed from the Flexion Acquisition
Prior to the Flexion Acquisition, in May 2017, Flexion issued an aggregate of $201.3 million principal amount of 3.375% convertible senior notes due May 1, 2024 (the “Flexion 2024 Notes”), pursuant to an indenture between Flexion and Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), as trustee (the “Flexion Trustee”), as supplemented by the First Supplemental Indenture between Flexion and the Flexion Trustee. Interest was payable semi-annually on May 1st and November 1st of each year. Upon the Flexion Acquisition, the principal was assumed and recorded at fair value by the Company.
On January 7, 2022, following the expiration of the offer to purchase, the Company accepted the $192.6 million aggregate principal amount of Flexion 2024 Notes that were validly tendered (and not validly withdrawn). No Flexion 2024 Notes were converted in connection with the Notice. The remaining principal of $8.6 million was repaid at maturity on May 1, 2024.
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$4,296	$3,471	$11,404	$16,670
Amortization of debt issuance costs	840	683	2,284	2,311
Amortization of debt discount	23	25	70	728
Capitalized interest (Note 5)	(470)	(715)	(1,869)	(2,791)
Total	$4,689	$3,464	$11,889	$16,918

Effective interest rate on total debt	3.03%	2.98%	3.00%	3.96%
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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 21

At September 30, 2024, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$15,877	$—	$—	$15,877
Convertible notes receivable	$12,157	$—	$—	$12,157
Financial Liabilities:
Acquisition-related contingent consideration	$19,157	$—	$—	$19,157

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$107,024	$—	$107,584	$—
2.125% convertible senior notes due 2029 (1)	$278,867	$—	$217,603	$—
0.750% convertible senior notes due 2025 (2)	$201,466	$—	$193,514	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $15.05 per share on September 30, 2024, compared to a conversion price of $39.56 per share. At September 30, 2024, as the conversion price was above the stock price, the requirements for conversion have not been met.
(2) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $15.05 per share on September 30, 2024, compared to a conversion price of $71.78 per share. At September 30, 2024, as the conversion price was above the stock price, the requirements for conversion have not been met. The maximum conversion on the principal that could have been due on the 2025 Notes is 2.8 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2022	$15,877	$5,315	$21,192
Purchases	—	6,758	6,758
Foreign currency adjustments	—	61	61
Balance at December 31, 2023	15,877	12,134	28,011
Foreign currency adjustments	—	23	23
Balance at September 30, 2024	$15,877	$12,157	$28,034
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition in the amount of $19.2 million and $24.7 million as of September 30, 2024 and December 31, 2023, respectively. The Company’s contingent consideration obligations are recorded at their estimated fair values and are revalued each reporting period if and until the related contingencies are resolved. The Company has measured the fair value of its contingent consideration using a probability-weighted discounted cash flow approach that is based on unobservable inputs and a Monte Carlo simulation. These inputs include, as applicable, estimated probabilities and the timing of achieving specified commercial and regulatory milestones, estimated forecasts of revenue and costs and the discount rates used to calculate the present value of estimated future payments. Significant changes may increase or decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 22

In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three and nine months ended September 30, 2024, the Company recognized contingent consideration gains of $3.2 million and $5.5 million, respectively, due to adjustments reflecting the probability of achieving the remaining Flexion regulatory milestone by the milestone expiration date, partially offset by revisions to the latest discount rates. During the three months ended September 30, 2023 the Company recorded charges of $2.8 million primarily due to market volatility which affects the liability’s present value. During the nine months ended September 30, 2023, the Company recognized gains of $3.8 million due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving the milestones. The gains recognized during the nine months ended September 30, 2023 were partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in the Company’s incremental borrowing rate resulting from the TLA Credit Agreement entered into in March 2023. These adjustments were recorded within contingent consideration (gains) charges, restructuring charges and other in the condensed consolidated statements of operations. At September 30, 2024, the weighted average discount rate was 7.9%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of September 30, 2024
Discount rates	7.3% to 8.6%
Probability of payment for remaining regulatory milestone	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2022	$28,122
Fair value adjustments and accretion	(3,424)
Balance at December 31, 2023	24,698
Fair value adjustments and accretion	(5,541)
Balance at September 30, 2024	$19,157
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Noncurrent investments consist of asset-backed securities collateralized by credit card receivables and contain maturities greater than one year but less than three years. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive (loss) income. At September 30, 2024 and December 31, 2023, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, with the exception of U.S. government bonds, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 23

The following summarizes the Company’s short-term and noncurrent available-for-sale investments at September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$37,525	$78	$—	$37,603
Commercial paper	126,516	273	(15)	126,774
Corporate bonds	32,351	72	(5)	32,418
U.S. federal agency bonds	5,990	13	—	6,003
Yankee bond	5,018	29	—	5,047
Total	$207,400	$465	$(20)	$207,845

December 31, 2023 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 1)	Fair Value (Level 2)
Current:
Asset-backed securities	$9,539	$1	$—	$—	$9,540
Commercial paper	77,941	103	—	—	78,044
U.S. federal agency bonds	22,849	—	(29)	—	22,820
U.S. government bonds	14,899	—	(20)	14,879	—
Subtotal	125,228	104	(49)	14,879	110,404
Noncurrent:
Asset-backed securities	2,403	7	—	—	2,410
Subtotal	2,403	7	—	—	2,410
Total	$127,631	$111	$(49)	$14,879	$112,814
At September 30, 2024, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At September 30, 2024 and December 31, 2023, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.3 million and $0.4 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of September 30, 2024, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 38%, 18% and 16%. At December 31, 2023, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 37%, 19% and 16%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of September 30, 2024, there were $0.3 million of allowances for credit losses on its accounts receivable associated with iovera°. As of December 31, 2023, the Company did not deem any allowances for credit losses on its accounts receivable necessary.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 24

NOTE 10—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income (Loss)
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Net Unrealized Gain From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$124	$123	$247
Net unrealized gain on investments, net of tax(1)	437	—	437
Foreign currency translation adjustments	—	(6)	(6)
Balance at September 30, 2024	$561	$117	$678

	Net Unrealized Loss From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(523)	$143	$(380)
Net unrealized gain on investments, net of tax (1)	362	—	362
Foreign currency translation adjustments	—	8	8
Balance at September 30, 2023	$(161)	$151	$(10)
(1) Net of a $0.1 million tax benefit and $0.2 million tax expense for the nine months ended September 30, 2024 and 2023, respectively.
Share Repurchase Program
On May 7, 2024, the Company announced that its Board of Directors approved a share repurchase program, effective immediately, which authorizes the Company to repurchase up to an aggregate of $150.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026.
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
NOTE 11—STOCK PLANS
Stock Incentive Plans
In April 2014, the Company’s board of directors approved and adopted the Company’s 2014 Inducement Plan (the “2014 Inducement Plan”), pursuant to which awards could be made to new employees under the 2014 Inducement Plan for up to 175,000 shares of the Company’s common stock as a material inducement to such persons entering into employment with the Company. In December 2023, the board of directors, upon recommendation of the compensation committee of the board of directors, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “Inducement Plan”) such that, among other things, an additional 642,093 shares of the Company’s common stock were reserved for issuance under the Inducement Plan. In September 2024, the board of directors again amended the Inducement Plan upon the recommendation of the compensation committee to add an additional 707,907 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the Inducement Plan to 1,525,000, of which 685,407 shares remain available for issuance, and the term of the Inducement Plan was extended such that it will now expire on September 3, 2034.

The Inducement Plan allows the granting of nonstatutory stock options, restricted stock awards and other stock-based awards.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 25

Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of goods sold	$1,509	$1,272	$3,896	$4,432
Research and development	1,794	2,220	5,522	5,817
Selling, general and administrative	9,137	9,038	25,970	25,226
Contingent consideration (gains) charges, restructuring charges and other	790	—	3,517	—
Total	$13,230	$12,530	$38,905	$35,475

Stock-based compensation from:
Stock options	$4,767	$5,957	$17,292	$18,163
Restricted stock units	8,276	6,373	21,003	16,592
Employee stock purchase plan	187	200	610	720
Total	$13,230	$12,530	$38,905	$35,475
Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2024:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2023	7,079,748	$49.40
Granted	1,164,323	30.87
Forfeited	(240,232)	45.52
Expired	(1,108,285)	61.72
Outstanding at September 30, 2024	6,895,554	44.42

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2023	1,364,618	$47.66
Granted	1,936,065	28.82
Vested	(461,715)	49.33
Forfeited	(239,810)	39.41
Unvested at September 30, 2024	2,599,158	33.90
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 26

The weighted average fair value of stock options granted during the nine months ended September 30, 2024 was $13.13 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Nine Months Ended September 30, 2024
Expected dividend yield	None
Risk-free interest rate	3.98%
Expected volatility	40.8%
Expected term of options	5.23 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the nine months ended September 30, 2024, 56,077 shares were purchased and issued through the ESPP.
NOTE 12—NET (LOSS) INCOME PER COMMON SHARE
Basic net (loss) income per common share is calculated by dividing the net (loss) income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share is calculated by dividing the net (loss) income attributable to common shares by the weighted average number of common shares outstanding plus dilutive potential common shares outstanding during the period.
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
Potential common shares are excluded from the diluted net (loss) income per common share computation to the extent they would be antidilutive.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 27

The following table sets forth the computation of basic and diluted net (loss) income per common share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income—basic	$(143,466)	$10,858	$(115,601)	$17,085
2025 Notes if-converted method adjustment	—	1,029	—	—
Adjusted net (loss) income—diluted	$(143,466)	$11,887	$(115,601)	$17,085
Denominator:
Weighted average common shares outstanding—basic	46,134	46,416	46,269	46,151
Computation of diluted securities:
2025 Notes if-converted method adjustment	—	5,608	—	—
Dilutive effect of stock options	—	20	—	68
Dilutive effect of RSUs	—	23	—	122
Dilutive effect of ESPP purchase options	—	—	—	2
Weighted average common shares outstanding—diluted	46,134	52,067	46,269	46,343
Net (loss) income per common share:
Basic and diluted net (loss) income per common share	$(3.11)	$0.23	$(2.50)	$0.37
The following table summarizes the outstanding stock options, RSUs, ESPP purchase options and convertible senior notes that were excluded from the diluted net (loss) income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average number of stock options	6,925	7,057	7,305	5,953
2025 Notes	2,821	—	4,184	5,608
Weighted average number of RSUs	2,637	1,349	1,935	956
Weighted average ESPP purchase options	47	39	51	13
Total	12,430	8,445	13,475	12,530
NOTE 13—INCOME TAXES
(Loss) income before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) income before income taxes:
Domestic	$(140,309)	$16,631	$(89,656)	$29,047
Foreign	1,453	(30)	1,024	(1,066)
Total (loss) income before income taxes	$(138,856)	$16,601	$(88,632)	$27,981

Income tax expense	$4,610	$5,743	$26,969	$10,896
Effective tax rate	(3)%	35%	(30)%	39%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 28

The Company’s effective tax rate for the three months ended September 30, 2024 is primarily impacted by non-deductible goodwill impairment charges. The Company’s effective tax rate for the nine months ended September 30, 2024 is primarily impacted by non-deductible goodwill impairment charges and costs related to non-deductible stock-based compensation, mainly related to expired stock options.
The Company’s effective tax rate for the three and nine months ended September 30, 2023 includes costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by credits and a fair value adjustment for the contingent consideration.
As of September 30, 2024 and December 31, 2023, the Company has an income tax payable balance of $1.0 million that is included in other liabilities within the condensed consolidated balance sheets.
NOTE 14—CONTINGENT CONSIDERATION (GAINS) CHARGES, RESTRUCTURING CHARGES AND OTHER
Contingent consideration (gains) charges, restructuring charges and other for the three and nine months ended September 30, 2024 and 2023 summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Flexion contingent consideration	$(3,244)	$2,793	$(5,541)	$(3,847)
Restructuring charges	1,193	173	7,724	1,109
Acquisition-related expenses	285	390	689	1,588
Total contingent consideration (gains) charges, restructuring charges and other	$(1,766)	$3,356	$2,872	$(1,150)
Flexion Acquisition Contingent Consideration
The Company recognized gains of $3.2 million and $5.5 million related to contingent consideration during the three and nine months ended September 30, 2024, respectively. The Company recognized a charge of $2.8 million and a gain of $3.8 million related to contingent consideration during the three and nine months ended September 30, 2023, respectively. See Note 9, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In February 2024, the Company initiated a restructuring plan to ensure it is well positioned for long-term growth. The restructuring plan includes: (i) reshaping the Company’s executive team, (ii) reallocating efforts and resources from the Company’s ex-U.S. and certain early-stage development programs to its commercial portfolio in the U.S. market and (iii) reprioritizing investments to focus on commercial readiness for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in outpatient settings and iovera° up to an additional $255.85 when providers administer iovera° in ambulatory surgical centers and outpatient settings beginning in January 2025 as part of the Non-Opioids Prevent Addiction In the Nation (“NOPAIN”) Act and broader commercial initiatives in key areas, such as strategic national accounts, marketing and market access and reimbursement. The Company recognized $1.2 million and $7.7 million of restructuring charges for the three and nine months ended September 30, 2024, respectively, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs. The Company’s restructuring charges as of September 30, 2024, including the beginning and ending liability balances, are summarized below (in thousands):

	Employee Termination Benefits (1)	Contract Termination Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred	3,169	1,038	4,207
Cash payments made / settled	(1,487)	(20)	(1,507)
Balances at September 30, 2024	$1,682	$1,018	$2,700
(1) During the three and nine months ended September 30, 2024, there was $0.8 million and $3.5 million, respectively, of employee termination benefits related to share-based compensation excluded from the table above as they are non-cash and recorded against additional paid-in capital.

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 29

In June 2023, the Company implemented a restructuring plan in an effort to improve its operational efficiencies. The restructuring charges are predominantly related to one-time employee termination benefits through a reduction of headcount, such as severance and related costs. During the three and nine months ended September 30, 2023, the Company recognized restructuring charges of $0.2 million and $1.1 million, respectively.
Acquisition-Related Expenses
The Company recognized acquisition-related expenses of $0.3 million and $0.7 million during the three and nine months ended September 30, 2024, respectively. The Company recognized acquisition-related expenses of $0.4 million and $1.6 million during the three and nine months ended September 30, 2023, respectively. These costs primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition.
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
A trial was conducted in September 2023, and a decision is pending. The Company is unable to predict the outcome of this action at this time.
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
In November 2021, the Company filed a patent infringement suit against eVenus and its parent company in the U.S. District Court for the District of New Jersey (21-cv-19829) asserting infringement of the ‘495 patent. This triggered an automatic 30-month stay of final approval of the eVenus ANDA which expired on July 1, 2024. On January 6, 2022, eVenus filed an Answer with counterclaims to the Complaint, alleging the ‘495 patent is invalid and/or not infringed through the manufacture, sale, or offer for sale of the product described in eVenus’s ANDA submission.
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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 30

In February 2023, eVenus filed its first amended answer to the first amended complaint, alleging patent invalidity, non-infringement and inequitable conduct. The Company has denied the allegations in eVenus’s first amended answer. The Company has subsequently voluntarily dismissed its claims with respect to the ‘336 Patent. The trial on the remaining patent was conducted in February 2024, and in August 2024, the U.S. District Court for the District of New Jersey issued its ruling in the patent infringement suit for the ‘495 patent. The ruling found that claim 7 of the ‘495 patent is not valid on the grounds of obviousness and anticipation. A notice of appeal was filed in September 2024 and remains pending.
In April 2023, the Company filed a third patent infringement suit against eVenus, its parent company, and Fresenius Kabi USA, LLC, or Fresenius, in the U.S. District Court for the District of New Jersey (23-cv-2367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ‘348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ‘348 patent as well as the Company’s other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691. The parties have subsequently dismissed all patents other than the ‘348 patent from this litigation. This action has been stayed pending resolution of the appeal of the U.S. District Court’s ruling on the ‘495 patent.
In May 2024, the Company filed a fourth patent infringement suit against eVenus, its parent company and Fresenius in the U.S. District Court for the District of New Jersey (24-cv-6294) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent Nos. 11,819,574 (the ‘574 patent) and 11,819,575 (the ‘575 patent). The Company subsequently filed a First Amended Complaint alleging infringement only with respect to the ‘574 patent. The Defendants filed an answer and counterclaim on September 25, 2024, with counterclaims alleging non-infringement and invalidity of the ‘574 patent, invalidity of the ‘575 patent and U.S. Patent No. 11,925,706 (the ‘706 patent) and inequitable conduct with respect to the ‘574, ‘575 and ‘706 patents. This action is in the pleadings stage.
In July 2024, the Company filed a fifth patent infringement suit against eVenus, its parent company and Fresenius in the U.S. District Court for the District of New Jersey (24-cv-7680) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe the ‘706 patent. The Company voluntarily filed a stipulation of dismissal without prejudice on September 9, 2024.
The Company is unable to predict the outcome of these litigations at this time.
In July 2024, eVenus received FDA approval of a generic version of EXPAREL—the Company’s bupivacaine liposome injectable suspension product.
Argentum Request for Ex Parte Reexamination of ‘495 Patent
On October 3, 2024, Argentum Pharmaceuticals LLC, or Argentum, filed a Request for Ex Parte Reexamination of the ‘495 patent. Specifically, Argentum alleged that claims 1, 7 and 8 of the ‘495 patent are obvious and cite to U.S. Patent No. 9,585,838 and the Physician’s Desk Reference in support of its allegation. The Company is unable to predict the outcome of this proceeding at this time.
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
On August 8, 2023, the U.S. District Court, District of Nevada, granted the Company’s motion for partial summary judgment in respect to the Company’s claim for a declaration that it no longer owes royalties for EXPAREL made under the 45-liter manufacturing process as of December 24, 2021. As a result, the Company expects to receive $14.5 million from RDF, representing the royalties that the Company paid to RDF under protest after December 24, 2021 for EXPAREL made from the 45-liter manufacturing process. Once it becomes probable that the settlement amount will be received, the Company will record a settlement gain within other operating income (expense), net in the condensed consolidated statement of operations. In November 2023, the U.S. District Court, District of Nevada conducted a mediation that did not result in a settlement. During the pendency of the remaining lawsuit, the Company will continue to pay royalties associated with the 200-liter EXPAREL
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 31

manufacturing process to RDF under protest. A trial was conducted in September 2024. The Company is unable to predict the outcome of this action at this time.
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
The Company received notification from the FDA that its pediatric studies requirement had been waived for the indications of brachial plexus interscalene and lower extremity nerve block to produce postsurgical regional analgesia in pediatric patients. The Company is still working with the FDA, EMA and Medicines and Healthcare Regulatory Agency (MHRA) to finalize the regulatory pathways for its remaining pediatric commitments.
Contingent Milestone Payments
Refer to Note 9, Financial Instruments, for information on potential contingent milestone payments related to the Flexion Acquisition.
PCRX-201
PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy product candidate that boosts cellular production of the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) for treating OA pain in the knee, was added to the Company’s portfolio as part of the Flexion Acquisition in November 2021.
Prior to the Flexion Acquisition, in 2017, Flexion entered into an agreement with GQ Bio Therapeutics GmbH, or GQ Bio, to acquire the global rights to PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could become due upon the achievement of certain development and regulatory milestones, including up to $4.5 million through initiation of a Phase 2 clinical trial and up to an additional $51.5 million in development and global regulatory approval milestone payments.
Also in 2017, in an agreement between The Baylor College of Medicine, or Baylor, and GQ Bio, the Company became the direct licensee of certain underlying Baylor patents and other proprietary rights related to PCRX-201. The license agreement grants the Company an exclusive, royalty-bearing, world-wide right and license under its patent and other proprietary rights directly related to PCRX-201. The license agreement with Baylor includes a low single-digit royalty on net product sales of PCRX-201. Milestone payments range from $0.1 million up to $0.6 million based on the completion of a Phase 1 FDA trial up to a Phase 3 clinical trial.
In February 2024, the FDA granted a Regenerative Medicine Advanced Therapy (RMAT) designation to PCRX-201 for the treatment of OA pain of the knee.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 32

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: our future outlook, our intellectual property and patent terms, our growth and future operating results and trends, our strategy, plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, development of products, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the integration of our new chief executive officer; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera°®; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the ability to successfully integrate any future acquisitions into our existing business; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company and the anticipated funding or benefits of our share repurchase program.

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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 33

Overview
Pacira’s mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is a long-acting, non-opioid option proven to manage postsurgical pain. EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. Since its initial approval in 2011, more than 15 million patients have been treated with EXPAREL. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc., or Flexion, in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular, or IA, injectable therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. With the acquisition of MyoScience, Inc., or MyoScience, in April 2019 (the “MyoScience Acquisition”), we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and iovera° are highly complementary products as long-acting, non-opioid therapies that alleviate pain. We are also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy with the potential to treat large prevalent diseases like OA.
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

Recent Highlights & Developments

•In August 2024, the U.S. District Court for the District of New Jersey issued its ruling in our patent infringement suit against eVenus Pharmaceutical Laboratories, Inc., or eVenus, and its parent company for infringement of EXPAREL U.S. Patent No. 11,033,495. The ruling found that this patent is not valid on the grounds of obviousness and anticipation. A notice of appeal was filed in September 2024 and remains pending.
We currently have four other patent infringement lawsuits pending against eVenus and its parent company and remain committed to vigorously defending our EXPAREL intellectual property for the benefit of our shareholders, patients and other stakeholders. With respect to an injunction, based on the information received through the ongoing court proceedings, we do not believe irreparable harm from an “at-risk” launch is imminent at this time.
For more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
•In September 2024, we announced the upcoming presentation of new 104-week safety and efficacy data following local administration of our gene therapy candidate—PCRX-201 (enekinragene inzadenovec)—for moderate to severe OA of the knee. The data will be presented at the American College of Rheumatology’s annual ACR Convergence meeting, being held in Washington, D.C. November 14–19, 2024.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 34

•In October 2024, we announced that the Centers for Medicare and Medicaid Services, or CMS, has established a permanent product-specific Healthcare Common Procedure Coding System (HCPCS) J-code for EXPAREL. The new J-code for EXPAREL—J0666—becomes effective January 1, 2025, and will supersede the current C-code (C9290), which has been in place since 2019. In addition to the separate CMS reimbursement EXPAREL will receive in outpatient settings with the implementation of the NOPAIN Act in January 2025, this new J-code will also provide reimbursement when EXPAREL is used in the office setting and for office-based surgeries.
J-codes are reimbursement codes used by commercial insurance plans, Medicare, Medicare Advantage, and other government payers for Medicare Part B drugs like EXPAREL. Claims submission and payment are standardized with a J-code, facilitating and streamlining billing and reimbursement. In addition, some commercial insurers require a J-code for payment.
Additionally, in November 2024, CMS confirmed that both EXPAREL and iovera° qualify as eligible non-opioid pain management products under the NOPAIN Act. Hospital outpatient departments, or HOPDs, and ambulatory surgical centers, or ASCs, that use these products will receive additional Medicare reimbursement beginning January 1, 2025. The reimbursement rate for EXPAREL equates to 106% of the average sales price (ASP +6%) in the HOPD and ASC environments using the new product-specific J-code (J0666) beginning January 1, 2025. The separate reimbursement for iovera° will pay up to an additional $255.85 when providers administer iovera° in ASC and HOPD settings, using a new C-code created for the iovera° system (C9809). This new Medicare payment is provided in addition to the current reimbursement available to HOPDs and ASCs when they perform a procedure with the iovera° system.
•In October 2024, we appointed Shawn Cross as our Chief Financial Officer. Mr. Cross brings more than 25 years of experience as a biotechnology executive, board member and investment banker. Most recently, Mr. Cross served in executive positions of increasing responsibility at Applied Molecular Transport, Inc. where he was ultimately named Chief Executive Officer to lead their merger with Cyclo Therapeutics, Inc., where Mr. Cross currently serves on the Board of Directors. His biopharmaceutical investment banking career includes senior leadership roles at JMP Securities, Inc., Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC.
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

•Pediatrics. We have launched a Phase 1 pharmacokinetic study of EXPAREL as a single-dose post-surgical infiltration administration in patients under six years of age. If successful, we expect this study, followed by a Phase 3 registration study, will support expansion of the EXPAREL labels in the U.S., European Union, or E.U., and United Kingdom, or U.K. We are also discussing with the FDA, EMA and the Medicines and Healthcare Products Regulatory Agency (MHRA) our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. We received notification from the FDA that our pediatric studies requirement had been waived for the indications of brachial plexus interscalene and lower extremity nerve block to produce postsurgical regional analgesia in pediatric patients.

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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 35

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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 36

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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 37

Clinical Development Programs

PCRX-201

PCRX-201 (enekinragene inzadenovec) is our novel gene therapy in clinical development as a treatment for osteoarthritis of the knee. Its innovative high-capacity adenovirus, or HCAD, design, manufacturing process, and local administration may solve many of the challenges that have made gene therapy inaccessible for common diseases like osteoarthritis. Key features that support the use of PCRX-201 for a prevalent disease:
•The HCAD viral vector is more efficient at delivering genes into cells than other vectors, which means we can achieve the desired effect with smaller doses.
•PCRX-201 is delivered where it matters—it is injected locally into the knee joint capsule and contained there for a favorable clinical and safety profile, whereas if administered systemically, a much higher dose would be needed to reach the knee and achieve the desired effect.
•Smaller doses, local administration, and scalable manufacturing result in an attractive cost of goods profile versus other gene therapies.
After injection, the HCAD vector enters joint cells and turns them into factories to boost cellular IL-1Ra production, which blocks IL-1 pathway activation to reduce inflammation and pain in the knee. PCRX-201 uses an inflammation-responsive promoter to only produce IL-1Ra when needed, mimicking how the body naturally responds to inflammation. In a Phase 1 proof-of-concept study of patients with moderate to severe OA of the knee, PCRX-201 was well tolerated with improvements in knee pain observed across all doses. The study enrolled 72 patients in two three-dose cohorts: a co-administered IA steroid cohort and a cohort that did not receive a steroid. PCRX-201 was well tolerated, with efficacy observed through at least 52 weeks at all doses and cohorts. The highest level of efficacy was achieved in the co-administered steroid group, which showed a greater percentage of patients with at least a 50% improvement in Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) pain and stiffness scores, as well as a meaningful improvement in (Knee Injury and Osteoarthritis Outcomes Score) KOOS functional assessment. The one-year data were presented at the Osteoarthritis Research Society International (OARSI) 2024 World Congress in April 2024. We now have two-year efficacy and safety data that we have submitted for presentation at the American College of Rheumatology’s annual ACR Convergence meeting in November 2024. While other therapies typically provide relief for three to six months, PCRX-201 has already set a new standard with a year or more of sustained pain relief from a single injection. Given these highly encouraging Phase 1 data, we are preparing to launch a Phase 2 clinical study in knee OA in 2025.

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

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 38

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

Product Portfolio and Internal Pipeline

Our current product portfolio and internal product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

| | Preclinical | Clinical | | | | NDA/ sNDA | Market | *Next Expected Milestone(s)* |
|---|---|---|---|---|---|---|---|---|
| | | P1 | P2 | P3 | P4 | | | |
| **EXPAREL** | | | | | | | | |
| **Surgical infiltration** | | | | | | | | Commercial expansion |
| **Interscalene brachial plexus nerve block** | | | | | | | | Commercial expansion |
| **Lower extremity nerve block** | | | | | | | | Commercial expansion |
| **Pediatric infiltration** | | | | | | | | |
| *Ages 6 + years* | | | | | | | | Commercial expansion |
| *Ages 0 to 6 years* | | | | | | | | Complete phase 1 study |
| **Pediatric nerve block** | | | | | | | | Discuss our regulatory strategy with EMA |
| **Intrathecal administration** | | | | | | | | Complete phase 1 study |
| **ZILRETTA** | | | | | | | | |
| **Knee osteoarthritis** | | | | | | | | Commercial expansion |
| **Shoulder osteoarthritis** | | | | | | | | Complete phase 3 study |
| **iovera°** | | | | | | | | |
| **Total knee arthroplasty (TKA)** | | | | | | | | Report real-world data from iGOR* registry |
| **Spasticity** | | | | | | | | Complete phase 3 study |
| **New Smart Tip (Spine)** | | | | | | | | 510(k) submission |
| **Lower back pain (Medial branch block)** | | | | | | | | Generate data for commercial expansion |
| **Product Candidate Pipeline** | | | | | | | | |
| **PCRX-201 (enekinragene inzadenovec), an interleukin-1 receptor antagonist (IL-1Ra) gene therapy** | | | | | | | | Initiate next study |
| **NOCITA** | | | | | | | | |
| **Postsurgical analgesia in cats and dogs** | | | | | | | | Marketed by Aratana Therapeutics, Inc. |

NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc.

* Innovations in Genicular Outcomes Registry

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 39

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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U., and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and Europe and (iv) sales of our bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Net product sales:
EXPAREL	$132,004	$128,667	3%	$401,286	$394,202	2%
ZILRETTA	28,420	28,798	(1)%	84,966	82,393	3%
iovera°	5,655	5,260	8%	16,359	13,645	20%
Bupivacaine liposome injectable suspension	1,643	858	91%	7,322	2,241	100% +
Total net product sales	167,722	163,583	3%	509,933	492,481	4%
Royalty revenue	851	343	100% +	3,780	1,253	100% +
Total revenues	$168,573	$163,926	3%	$513,713	$493,734	4%
EXPAREL revenue increased 3% and 2% in the three and nine months ended September 30, 2024 versus 2023, respectively. Components of the increases included a 3% increase in gross vial volume in both the three and nine months ended September 30, 2024 versus 2023, which was offset by a shift in vial mix. EXPAREL revenue was also impacted by a 1% increase in selling price per unit in both periods related to a January 2024 price increase, net of increases in sales related allowances as a result of group purchasing organization contracting.
ZILRETTA revenue decreased 1% in the three months ended September 30, 2024 versus 2023 due to a 6% decrease in kit volume, partially offset by a 5% increase in net selling price per unit. ZILRETTA revenue increased 3% in the nine months ended September 30, 2024 versus 2023 due to a 5% increase in net selling price per unit, partially offset by a 2% decrease in kit volume. The increase in net selling price per unit is related to January and July 2024 price increases and favorable sales related allowances.
Net product sales of iovera° increased 8% and 20% in the three and nine months ended September 30, 2024 versus 2023, respectively, primarily due to respective increases of 9% and 23% in Smart Tip volume, partially offset by increased sales related allowances and accruals.
Bupivacaine liposome injectable suspension revenue increased 91% and by more than 100% in the three and nine months ended September 30, 2024 versus 2023, respectively. Its related royalties increased more than 100% in both the three and nine
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 40

months ended September 30, 2024 versus 2023 primarily due to the sales mix of vial sizes and the timing of orders placed for veterinary use.
The following tables provide a summary of activity with respect to our sales related allowances and accruals related to EXPAREL and ZILRETTA for the nine months ended September 30, 2024 and 2023 (in thousands):

September 30, 2024	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2023	$1,868	$1,308	$3,697	$5,870	$1,175	$13,918
Provision	1,409	9,260	15,109	81,037	1,955	108,770
Payments / Adjustments	(1,975)	(9,360)	(14,973)	(82,770)	(1,090)	(110,168)
Balance at September 30, 2024	$1,302	$1,208	$3,833	$4,137	$2,040	$12,520

September 30, 2023	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Provision	1,710	8,835	13,414	69,982	1,588	95,529
Payments / Adjustments	(1,287)	(8,874)	(13,218)	(68,676)	(1,460)	(93,515)
Balance at September 30, 2023	$2,114	$1,148	$3,389	$6,758	$914	$14,323
Total reductions of gross product sales from sales-related allowances and accruals were $108.8 million and $95.5 million, or 17.6% and 16.3% of gross product sales, for the nine months ended September 30, 2024 and 2023, respectively. The overall 1.3% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts.

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Cost of goods sold	$38,864	$39,750	(2)%	$130,542	$136,977	(5)%
Gross margin	77%	76%		75%	72%
Gross margin increased one percentage-point in the three months ended September 30, 2024 versus 2023 primarily due to favorable ZILRETTA gross margins as the prior period included costs for a new fill line, partially offset by higher EXPAREL royalty expense. We continue to pay royalties associated with the 200-liter EXPAREL manufacturing process to the Research Development Foundation under protest. For more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Gross margin increased three percentage-points in the nine months ended September 30, 2024 versus 2023 primarily due to lower EXPAREL product cost as a result of higher production volumes and the absence of ZILRETTA step-up of fixed assets to fair value in accordance with purchase accounting that existed in the prior period, partially offset by higher ZILRETTA inventory reserves.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 41

Research and Development Expenses
Research and development expenses primarily consist of costs related to clinical trials and related outside services, product development and other research and development costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera°, clinical trials for PCRX-201 and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products and PCRX-201, which include personnel, research equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information and scientific communication expenses, expenses related to our iGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Clinical and preclinical development	$8,215	$6,808	21%	$22,733	$17,263	32%
Product development and manufacturing capacity expansion	7,239	9,419	(23)%	21,952	26,396	(17)%
Regulatory and other	1,856	2,383	(22)%	7,473	7,318	2%
Stock-based compensation	1,794	2,220	(19)%	5,522	5,817	(5)%
Total research and development expense	$19,104	$20,830	(8)%	$57,680	$56,794	2%
% of total revenues	11%	13%		11%	12%
Total research and development expense decreased 8% in three months ended September 30, 2024 versus 2023 and increased 2% in the nine months ended September 30, 2024 versus 2023.
Clinical and preclinical development expense increased 21% and 32% in the three and nine months ended September 30, 2024 versus 2023, respectively, due to site start-up of and ongoing enrollment in a ZILRETTA shoulder trial, an EXPAREL pediatric trial and an iovera° spasticity trial. For the three months ended September 30, 2024 versus 2023, these increases were partially offset by the completion of the EXPAREL intrathecal trial cohort 2 enrollment. For the nine months ended September 30, 2024 versus 2023, these increases were partially offset by the winding down of a PCRX-201 Phase 1 trial for knee OA as two-year follow-up visits of subjects were completed in November 2023. This Phase 1 trial remains on track for completion by November 2026, the last year of the follow-up period for the last patient dosed. In addition, toxicology studies for product candidates were completed in 2023.
Product development and manufacturing capacity expansion expense decreased 23% and 17% in the three and nine months ended September 30, 2024 versus 2023, respectively, primarily attributable to the completion of pre-commercial scale-up activities of our EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California, which the FDA approved an sNDA for our 200-liter EXPAREL manufacturing suite in February 2024. This new suite was subsequently placed into service in July 2024. The decrease was partially offset by ongoing product development costs related to PCRX-201 and an iovera° medial branch Smart Tip.
Regulatory and other expense decreased 22% in the three months ended September 30, 2024 versus 2023, due to the reduction of international regulatory activities and headcount vacancies, partially offset by increased enrollment and additional sites related to an observational registry study which track patients’ symptoms and experience with pain management related to OA of the knee. Regulatory and other expense increased 2% in the nine months ended September 30, 2024 versus 2023, due to increased enrollment and additional sites related to an observational registry study, partially offset by the reduction of international regulatory activities and headcount vacancies.
Stock-based compensation decreased 19% and 5% in the three and nine months ended September 30, 2024 versus 2023, respectively, primarily due to fewer equity awards granted to research and development personnel and headcount vacancies.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 42

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
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Sales and marketing	$43,191	$38,261	13%	$121,673	$117,302	4%
General and administrative	22,005	20,648	7%	66,842	61,112	9%
Stock-based compensation	9,137	9,038	1%	25,970	25,226	3%
Total selling, general and administrative expense	$74,333	$67,947	9%	$214,485	$203,640	5%
% of total revenues	44%	41%		42%	41%
Total selling, general and administrative expense increased 9% and 5% in the three and nine months ended September 30, 2024 versus 2023, respectively.
Sales and marketing expense increased 13% and 4% in the three and nine months ended September 30, 2024 versus 2023. The three and nine months increase was driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams and value creation for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in HOPD settings and iovera° at up to an additional $255.85 when providers administer iovera° in ASC and HOPD settings beginning in January 2025 as part of the NOPAIN Act. We expect investments in these programs to continue through the end of 2024 as we have launched our national campaign—Make the NOPAIN Pact—which targets hospital pharmacists, administrators, clinicians and revenue management teams and is focused on ensuring these audiences are ready for the commencement of the NOPAIN Act. The three and nine months ended September 30, 2024 versus 2023 also benefited from a grant to the American Society of Anesthesiologists Charitable Foundation that occurred in the prior periods. These increases were partially offset by the impact of a February 2024 restructuring program.
General and administrative expense increased 7% and 9% in the three and nine months ended September 30, 2024 versus 2023, respectively. The three month increase in legal expenses was mostly driven by ongoing litigation and an increase in personnel related expenses. The nine month increase was primarily driven by third-party management consulting to assess strategic opportunities and market assessments for our products and compensatory costs associated with the transition to our new Chief Executive Officer effective January 2, 2024, which include compensation related to the current Chief Executive Officer and to the former Chief Executive Officer who remains an advisor to the Company in a consulting capacity.
For more information on our ongoing litigation, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Stock-based compensation increased 1% and 3% for the three and nine months ended September 30, 2024 versus 2023, respectively, primarily due to greater equity awards granted to personnel.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 43

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

Goodwill Impairment
The following table provides a summary of goodwill impairments during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Goodwill impairment	$163,243	$—	N/A	$163,243	$—	N/A
During the three months ended September 30, 2024, the FDA approved a generic competitor to EXPAREL and a U.S. District Court ruled that one of our patents was not valid (for more information, see Note 15, Commitments and Contingencies, to our condensed consolidated financial statements included herein). Due to these events and a subsequent decrease in our common stock price, it was determined these qualitative factors indicated it was more likely than not that the fair value of goodwill may be less than its carrying value. Accordingly, we performed a quantitative assessment through a discounted cash flow model (or income approach), which resulted in the carrying value of the Company exceeding its fair value by more than the goodwill balance. As a result, the goodwill balance of $163.2 million was recorded as fully impaired during the three months ended September 30, 2024.

Contingent Consideration (Gains) Charges, Restructuring Charges and Other
The following table provides a summary of the costs related to the contingent consideration, acquisition-related charges and restructuring charges during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Flexion contingent consideration	$(3,244)	$2,793	N/A	$(5,541)	$(3,847)	44%
Restructuring charges	1,193	173	100% +	7,724	1,109	100% +
Acquisition-related expenses	285	390	(27)%	689	1,588	(57)%
Total contingent consideration (gains) charges, restructuring charges and other	$(1,766)	$3,356	N/A	$2,872	$(1,150)	N/A
Total contingent consideration (gains) charges, restructuring charges and other for the three and nine months ended September 30, 2024 included gains of $1.8 million and charges of $2.9 million, respectively. Total contingent consideration (gains) charges, restructuring charges and other for the three and nine months ended September 30, 2023 included charges of $3.4 million and gains of $1.2 million, respectively.
During the three and nine months ended September 30, 2024, we recognized a contingent consideration gain of $3.2 million and $5.5 million, respectively, primarily due to adjustments reflecting the probability of achieving the remaining Flexion regulatory milestone by the milestone expiration date, partially offset by revisions to the latest discount rates.
During the three months ended September 30, 2023, we recognized contingent consideration charges of $2.8 million primarily due to market volatility which affects the liability’s present value. During the nine months ended September 30, 2023, we recognized gains of $3.8 million primarily due to adjustments to long-term forecasts which reduced the probability of meeting the Flexion sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 44

the milestones. The gains recognized during the nine months ended September 30, 2023 were partially offset by a decrease in the assumed discount rate that is utilized in calculating the liability’s present value, based on a significant improvement in our incremental borrowing rate resulting from the TLA Credit Agreement (as defined below) entered into in March 2023.
In February 2024, we initiated a restructuring plan to ensure that we are well positioned for long-term growth. The restructuring plan included, among other things: (i) reshaping the Company’s executive team; (ii) reallocating efforts and resources from our ex-U.S. and certain early-stage development programs to our commercial portfolio in the U.S. market; and (iii) reprioritizing investments to focus on other commercial initiatives. As a result, during the three and nine months ended September 30, 2024, we recognized restructuring charges of $1.2 million and $7.7 million, respectively, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs.
During the three and nine months ended September 30, 2023, we implemented a restructuring plan in an effort to improve our operational efficiencies and recognized $0.2 million and $1.1 million, respectively, in one-time employee termination benefits through a reduction of headcount.
During the three and nine months ended September 30, 2024, we recognized acquisition-related expenses of $0.3 million and $0.7 million, respectively. During the three and nine months ended September 30, 2023, we recognized acquisition-related expenses of $0.4 million and $1.6 million, respectively. These costs primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition
For more information, see Note 9, Financial Instruments and Note 14, Contingent Consideration (Gains) Charges, Restructuring Charges and Other, to our condensed consolidated financial statements included herein.

Other Income (Expense), Net
The following table provides information regarding other income (expense), net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Interest income	$5,482	$2,766	98%	$14,134	$8,019	76%
Interest expense	(4,689)	(3,464)	35%	(11,889)	(16,918)	(30)%
Gain (loss) on early extinguishment of debt	—	—	—%	7,518	(16,926)	N/A
Other, net	(122)	(422)	(71)%	(320)	(701)	(54)%
Total other income (expense), net	$671	$(1,120)	N/A	$9,443	$(26,526)	N/A
Total other income, net was $0.7 million and $9.4 million in the three and nine months ended September 30, 2024, respectively. Total other expense, net was $1.1 million and $26.5 million in the three and nine months ended September 30, 2023, respectively.
The substantial increases in interest income in the three and nine months ended September 30, 2024 versus 2023 were due to higher overall investment balances.
The 35% increase in interest expense during the three months ended September 30, 2024 versus 2023 was primarily driven by the issuance of the 2029 Notes (as defined below) in May 2024. The 30% decrease in interest expense during the nine months ended September 30, 2024 versus 2023 was primarily driven by the lower outstanding principal associated with the TLA Term Loan (as defined below) that was entered into on March 31, 2023 which replaced our then-outstanding TLB Term Loan (as defined below) that had a higher principal balance and interest rate, partially offset by issuing the 2029 Notes in May 2024.
In the nine months ended September 30, 2024, we recognized a $7.5 million gain on early extinguishment of debt in conjunction with the repurchase of $200.0 million aggregate principal of our 2025 Notes (as defined below). The partial repurchase of the 2025 Notes was completed with our net proceeds from the issuance of the 2029 Notes (as defined below).
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 45

In the nine months ended September 30, 2023, in conjunction with the entry into the TLA Credit Agreement, we incurred a $16.9 million loss on early extinguishment of debt as a result of the retirement of $287.5 million aggregate principal of our TLB Term Loan (as defined below).
For more information, see Note 8, Debt, to our condensed consolidated financial statements included herein.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2024	2023		2024	2023
Income tax expense	$4,610	$5,743	(20)%	$26,969	$10,896	100% +
Effective tax rate	(3)%	35%		(30)%	39%
The effective tax rates were (3)% and (30)% for the three and nine months ended September 30, 2024, respectively. The effective tax rates were 35% and 39% for the three and nine months ended September 30, 2023, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results adjusted for certain discrete tax items.
The effective tax rate for the three months ended September 30, 2024 is primarily impacted by non-deductible goodwill impairment charges. The effective tax rate for the nine months ended September 30, 2024 is primarily impacted by non-deductible goodwill impairment charges and costs related to non-deductible stock-based compensation, mainly related to expired stock options.
The effective tax rates for the three and nine months ended September 30, 2023 include costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by credits and a fair-value adjustment for the contingent consideration.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of September 30, 2024, we had an accumulated deficit of $222.4 million, cash and cash equivalents and available-for-sale investments of $453.8 million and working capital of $383.6 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2024	2023
Net cash provided by (used in):
Operating activities	$156,257	$107,065
Investing activities	(82,908)	69,167
Financing activities	19,318	(181,252)
Net increase (decrease) in cash and cash equivalents	$92,667	$(5,020)
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 46

Operating Activities
During the nine months ended September 30, 2024, net cash provided by operating activities was $156.3 million, compared to $107.1 million during the nine months ended September 30, 2023. The increase of $49.2 million was primarily attributable to increased revenue with favorable gross margins, lower interest paid and a $13.0 million payment made in the prior year for a termination fee relating to a licensing agreement.
Investing Activities
During the nine months ended September 30, 2024, net cash used in investing activities was $82.9 million, which reflected $74.4 million of outflows from available-for-sale investment purchases (net of sales), as well as $8.5 million of capital expenditures for manufacturing product fill lines and for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California.
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
Financing Activities
During the nine months ended September 30, 2024, net cash provided by financing activities was $19.3 million, which primarily consisted of $287.5 million in proceeds from the issuance of the 2029 Notes. We used the majority of the proceeds from the 2029 Notes to make a partial repurchase of the 2025 Notes in the amount of $191.0 million, enter into a capped call transaction for $26.7 million, repurchase $25.0 million of treasury stock, and pay debt issuance and financing costs of $9.4 million. Additionally, we paid the remaining $8.6 million of 3.375% convertible senior notes due 2024 assumed from the Flexion Acquisition (the “Flexion 2024 Notes”) upon their maturity and made $8.4 million voluntary prepayments associated with the TLA Term Loan. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion on the Flexion 2024 Notes, 2025 Notes, 2029 Notes, the capped call transaction and the TLA Term Loan. There was also $1.4 million of proceeds from the issuance of common stock through our ESPP.
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
Debt
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (as amended to date, the “TLA Credit Agreement”) to refinance the indebtedness outstanding under our TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and matures on March 31, 2028. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the nine months ended September 30, 2024, we made voluntary principal prepayments of $8.4 million. During the year ended December 31, 2023, we made a scheduled principal payment of $2.8 million as well as $30.6 million of voluntary principal prepayments. Due to voluntary principal prepayments made, we are not required to make further principal payments until September 2026, although we retain the option to do so. As of September 30, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.95%.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 47

no less than 1.50 to 1.00. The TLA Credit Agreement requires us to maintain an unrestricted cash and cash equivalents balance of at least $500.0 million less any prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes, which we expect to accomplish. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2024, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
2029 Convertible Senior Notes
In May 2024, we completed a private placement of $287.5 million in aggregate principal amount of our 2.125% convertible senior notes due 2029, or 2029 Notes, and entered into an indenture with respect to the 2029 Notes. The 2029 Notes accrue interest at a fixed rate of 2.125% per year, payable semiannually in arrears on May 15th and November 15th of each year. The 2029 Notes mature on May 15, 2029.
At September 30, 2024, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
At September 30, 2024, the outstanding principal on the 2025 Notes was $202.5 million. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
•the costs related to legal and regulatory matters, including those to develop and defend our intellectual property;
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 48

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

Critical Accounting Estimates
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination and is subject to impairment testing at least annually or upon the occurrence of a triggering event that could indicate a potential impairment. We have historically tested goodwill for impairment by performing a qualitative assessment in order to determine whether facts and circumstances support a determination that reporting unit fair values are greater than their carrying values. This has historically been performed using readily available market data and company-specific factors.
If we determine that it is more likely than not that the fair value of the Company is less than its carrying value, a quantitative test is required. This is performed by comparing the fair value of the Company with its carrying value. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a goodwill impairment charge up to the carrying value of goodwill. The fair value of the Company was calculated through an income approach. Under the income approach, we calculate the fair value based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to assume fair value. Our estimates of future cash flows consider past performance, current and anticipated market conditions and internal projections and operating plans which incorporate estimates for sales growth and future margins. Additional assumptions include forecasted growth rates, estimated discount rates and the probability of success for our product pipeline candidate products. We believe such assumptions also reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar valuation purposes. Such assumptions are subject to change due to changing economic and competitive conditions.
For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2023 Annual Report. Outside of the aforementioned, there have been no significant changes to our critical accounting policies nor any recently issued accounting pronouncements that are expected to have a material impact on our financial results since December 31, 2023.

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 49

Contractual Obligations
In May 2024, we completed a private placement of $287.5 million of our 2029 Notes, and entered into an indenture with respect to the 2029 Notes. The 2029 Notes accrue interest at a fixed rate of 2.125% per year, payable semiannually in arrears on May 15th and November 15th of each year. The 2029 Notes mature on May 15, 2029. At September 30, 2024, all $287.5 million of principal was outstanding on the 2029 Notes.
In May 2024, we used part of the net proceeds from the issuance of the 2029 Notes to repurchase $200.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions at a discount for $191.4 million in cash (including accrued interest). At September 30, 2024, the outstanding principal on the 2025 Notes was $202.5 million.
In May 2024, the remaining principal of the 3.375% convertible senior notes due 2024 (the “Flexion 2024 Notes”) in the amount of $8.6 million was repaid at maturity.
See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion.
Outside of the issuance of the 2029 Notes, the partial repurchase of the 2025 Notes and the repayment of the Flexion 2024 Notes, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our 2023 Annual Report. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our 2023 Annual Report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2024 by approximately $0.9 million.
The fair value of our 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2024, the estimated fair value of the 2025 Notes was $956 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2025 Notes, which bear interest at a fixed rate. At September 30, 2024, $202.5 million of principal remains outstanding on the 2025 Notes.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2024, the estimated fair value of the 2029 Notes was $757 per $1,000 principal amount. See Note 8, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At September 30, 2024, $287.5 million of principal remains outstanding on the 2029 Notes.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. At September 30, 2024, the outstanding principal on the TLA Term Loan was $108.1 million. As of September 30, 2024, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.95%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $1.1 million, based on the balance outstanding for these borrowings as of September 30, 2024.
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
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 50

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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 51

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 52

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	Employment Agreement, dated April 19, 2012, between the Registrant and Lauren Riker.(1)***

10.2	Amendment No. 1 to Employment Agreement, dated March 13, 2013, between the Registrant and Lauren Riker.(2)***

10.3	Amendment No. 2 to Employment Agreement, dated June 30, 2015, between the Registrant and Lauren Riker.* ***

10.4	Amendment No. 3 to Employment Agreement, dated August 16, 2024, between the Registrant and Lauren Riker.* ***

10.5	Non-Healthcare Professional Consulting Agreement, effective October 1, 2024, between the Registrant and Charles. A. Reinhart, III* ***

10.6	Amended and Restated 2014 Inducement Plan.* ***

10.7	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2014 Inducement Plan.* ***

10.8	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Inducement Plan.* ***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q, filed on May 9, 2012.

(2)	Incorporated by reference to the exhibits to the registrant’s Current Report on Form 8-K, filed on March 18, 2013.
Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 53

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	November 6, 2024	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 6, 2024	By:	/s/ SHAWN M. CROSS
Shawn M. Cross
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q3 2024 Form 10-Q | Page 54