Form 10-Q
period 2025-03-31
Pacira BioSciences, Inc.
filed 2025-05-08
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to
Commission File Number: 001-35060

PACIRA BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2000 Sierra Point Parkway, Ninth Floor
Brisbane, California 94005
(Address and Zip Code of Principal Executive Offices)
(650) 242-8052
(Registrant’s Telephone Number, Including Area Code)

5401 West Kennedy Boulevard, Suite 890
Tampa, Florida 33609
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 7, 2025, 46,304,667 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$283,610	$276,774
Short-term available-for-sale investments	210,016	207,841
Accounts receivable, net	104,745	113,304
Inventories, net	133,754	125,282
Prepaid expenses and other current assets	27,837	21,929
Total current assets	759,962	745,130
Fixed assets, net	164,451	167,169
Right-of-use assets, net	48,728	49,222
Goodwill	21,520	—
Intangible assets, net	434,969	425,970
Deferred tax assets	129,008	130,376
Investments and other assets	28,031	35,649
Total assets	$1,586,669	$1,553,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,172	$19,133
Accrued expenses	80,069	80,124
Lease liabilities	9,405	8,887
Current portion of convertible senior notes, net	202,086	201,776
Total current liabilities	314,732	309,920
Convertible senior notes, net	279,801	279,334
Long-term debt, net	101,489	104,211
Lease liabilities	43,678	44,645
Contingent consideration	17,566	20,241
Deferred tax liabilities	6,996	—
Other liabilities	23,866	16,817
Total liabilities	788,128	775,168
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 47,120,647 shares issued and 46,283,407 shares outstanding at March 31, 2025 and 47,077,844 shares issued and 46,240,604 shares outstanding at December 31, 2024	47	47
Treasury stock, at cost, 837,240 shares at March 31, 2025 and December 31, 2024, inclusive of excise tax	(25,121)	(25,121)
Additional paid-in capital	1,023,808	1,009,435
Accumulated deficit	(201,544)	(206,356)
Accumulated other comprehensive income	1,351	343
Total stockholders’ equity	798,541	778,348
Total liabilities and stockholders’ equity	$1,586,669	$1,553,516
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Net product sales	$167,594	$165,824
Royalty revenue	1,329	1,293
Total revenues	168,923	167,117
Operating expenses:
Cost of goods sold	34,306	47,416
Research and development	25,342	18,238
Selling, general and administrative	86,776	72,026
Amortization of acquired intangible assets	14,322	14,322
Contingent consideration gains, acquisition-related expenses, restructuring and other	6,187	1,903
Total operating expenses	166,933	153,905
Income from operations	1,990	13,212
Other income (expense):
Interest income	6,895	3,903
Interest expense	(4,580)	(3,316)
Other, net	4,401	(159)
Total other income, net	6,716	428
Income before income taxes	8,706	13,640
Income tax expense	(3,894)	(4,661)
Net income	$4,812	$8,979

Net income per common share:
Basic and diluted net income per common share	$0.10	$0.19
Weighted average common shares outstanding:
Basic	46,275	46,499
Diluted	46,526	52,193

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$4,812	$8,979
Other comprehensive income (loss):
Net unrealized loss on investments, net of tax	(86)	(108)
Foreign currency translation adjustments	1,094	13
Total other comprehensive income (loss)	1,008	(95)
Comprehensive income	$5,820	$8,884

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2024	47,078	(837)	$47	$(25,121)	$1,009,435	$(206,356)	$343	$778,348
Vested restricted stock units	53	—	—	—	1	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(10)	—	—	—	(181)	—	—	(181)
Stock-based compensation	—	—	—	—	14,553	—	—	14,553
Other comprehensive income (Note 11)	—	—	—	—	—	—	1,008	1,008
Net income	—	—	—	—	—	4,812	—	4,812
Balance at March 31, 2025	47,121	(837)	$47	$(25,121)	$1,023,808	$(201,544)	$1,351	$798,541

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance at December 31, 2023	46,481	$46	$976,633	$(106,796)	$247	$870,130
Vested restricted stock units	36	1	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	13,151	—	—	13,151
Other comprehensive loss (Note 11)	—	—	—	—	(95)	(95)
Net income	—	—	—	8,979	—	8,979
Balance at March 31, 2024	46,517	$47	$989,780	$(97,817)	$152	$892,162
See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income	$4,812	$8,979
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,397	3,463
Depreciation of fixed assets and amortization of intangible assets	21,168	18,426
Amortization of debt issuance costs	845	681
Amortization of debt discount	22	24
Stock-based compensation	14,553	13,151
Changes in contingent consideration	(2,675)	(3,806)
Other net (gains) losses	(5,887)	73
Changes in operating assets and liabilities:
Accounts receivable, net	8,559	3,917
Inventories, net	(8,472)	7,572
Prepaid expenses and other assets	(7,111)	897
Accounts payable	2,464	(6,976)
Accrued expenses and income taxes payable	4,702	3,471
Other liabilities	1,082	(771)
Net cash provided by operating activities	35,459	49,101
Investing activities:
Acquisition of GQ Bio Therapeutics GmbH (net of cash acquired)	(16,702)	—
Purchases of fixed assets	(8,548)	(2,836)
Purchases of available-for-sale investments	(69,629)	(56,055)
Sales of available-for-sale investments	69,250	43,361
Net cash used in investing activities	(25,629)	(15,530)
Financing activities:
Payment of employee withholding taxes on restricted stock unit vests	(181)	(4)
Repayment of Term loan A facility	(2,813)	(2,813)
Net cash used in financing activities	(2,994)	(2,817)
Net increase in cash and cash equivalents	6,836	30,754
Cash and cash equivalents, beginning of period	276,774	153,298
Cash and cash equivalents, end of period	$283,610	$184,052
Supplemental cash flow information:
Cash paid for interest	$2,715	$3,969
Net cash paid (received) for income taxes	$286	$(245)
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$767	$607
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) delivers innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged six years and older, and postsurgical regional analgesia via an interscalene brachial plexus block in adults, a sciatic nerve block in the popliteal fossa in adults, and an adductor canal block in adults for postsurgical pain management (the safety and effectiveness of EXPAREL have not been established to produce postsurgical regional analgesia via other nerve blocks besides an interscalene brachial plexus nerve block, a sciatic nerve block in the popliteal fossa, or an adductor canal block). In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera®° to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve. The Company is also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of osteoarthritis, or OA, of the knee. PCRX-201 is the lead program from the Company’s proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, the Company acquired the remaining 81 percent equity interest in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portion of HCAd-based assets and research and development talent. For more information on the GQ Bio Acquisition, see Note 3, GQ Bio Therapeutics Acquisition.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
The condensed consolidated financial statements at March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2024 is derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 9

Concentration of Major Customers
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended March 31,
	2025	2024
Largest wholesaler	33%	36%
Second largest wholesaler	26%	23%
Third largest wholesaler	21%	20%
Total	80%	79%
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The new segment disclosure requirements apply for entities with a single reportable segment. The Company adopted the standard for its interim and annual reporting which was applied retrospectively for all prior periods presented. The ASU's amendment is effective for interim periods in fiscal years beginning after December 15, 2024. Refer to Note 17, Segment Information, for more information.
Recent Accounting Pronouncements Not Adopted as of March 31, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU amendment addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU amendment improves financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU’s amendments are effective for annual reporting periods beginning after December 31, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. This ASU amendment can be applied on a prospective basis or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its footnote disclosures.
NOTE 3—GQ BIO THERAPEUTICS ACQUISITION
On February 25, 2025, Pacira Therapeutics, Inc., a wholly-owned subsidiary of the Company, entered into a securities purchase agreement to acquire the remaining 81% of GQ Bio for $30.3 million, net of working capital adjustments. Prior to the GQ Bio Acquisition, the Company owned approximately 19% of GQ Bio. Included in the securities purchase agreement are payments of $7.8 million related to employee compensation to be recognized over three years pursuant to a key employee holdback agreement. During the three months ended March 31, 2025, the Company expensed $0.3 million within contingent consideration gains, acquisition-related expenses, restructuring and other within the condensed consolidated statement of operations.
GQ Bio was a privately-held biopharmaceutical company with a novel, high-capacity, local-delivery platform that makes genetic medicines more efficient and enables the use of large and multiple gene constructs. PCRX-201 is the lead program from this platform. By acquiring GQ Bio, the Company benefits from further developing PCRX-201 and the cost savings associated with no longer being obligated to make milestone and royalty payments, as well as establishing a research and development engine with a dedicated workforce focused on this next-generation of genetic medicine and acquiring a portfolio of preclinical assets.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 10

The following table reconciles the purchase price for the remaining 81% ownership to the total fair value of the GQ Bio Acquisition (in thousands):

Fair Value of Purchase Price Consideration	Amount
Cash consideration paid at closing	$17,604
Indemnification holdback	6,500
Cash payment of GQ Bio Acquisition transaction expenses	919
Settlement of previously invested note receivable	5,322
Purchase price consideration of 81% of GQ Bio	30,345
Prior 19% equity investment ownership of GQ Bio realized upon business combination	8,315
Total fair value of the GQ Bio Acquisition	$38,660
The Company has accounted for the GQ Bio Acquisition using the acquisition method of accounting and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its condensed consolidated financial statements from the acquisition date of February 27, 2025. A $6.5 million indemnification holdback established for potential unidentified liabilities will be settled within 18 months from the acquisition date. In conjunction with the GQ Bio Acquisition, the settlement of the Company’s prior equity investment and notes receivable in GQ Bio were part of the fair value of consideration exchanged. See Note 10, Financial Instruments, for additional information.
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 11

The following tables set forth the preliminary allocation of the GQ Bio Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

Amounts Recognized at the Acquisition Date
ASSETS ACQUIRED
Cash and cash equivalents	$1,884
Accounts receivable	900
Prepaid expenses and other assets	120
Fixed assets	364
Right-of-use assets	1,374
In-process research and development (IPR&D)	22,500
Other noncurrent assets	56
Total assets	$27,198
LIABILITIES ASSUMED
Accounts payable	$1,037
Accrued expenses	91
Lease liabilities	1,374
Deferred tax liability	6,750
Other liabilities	49
Total liabilities	9,301
Total identifiable net assets acquired	17,897
Goodwill	20,763
Total fair value of the GQ Bio Acquisition	$38,660
The acquired identifiable IPR&D assets were valued from a market participants’ perspective using a multi-period excess earnings methodology (income approach). The IPR&D asset relates to further developing PCRX-201 and the cost savings associated with milestone and royalty payments. The projected cash flows for this IPR&D asset were adjusted for the probability of successful development and commercialization, and were discounted at 20.0%.
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to the value in establishing a research and development engine focused on supporting products akin to PCRX-201, assembling a dedicated workforce within a niche industry, obtained preclinical assets, as well as the synergies of merging operations. The acquired goodwill and IPR&D intangible asset are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of the acquired goodwill and IPR&D intangible asset.
During the three months ended March 31, 2025, GQ Bio did not earn any revenue and the operating loss attributable to GQ Bio was considered nominal.
NOTE 4—REVENUE
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 12

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
Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in Accounting Standards Codification 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied.
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 13

Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net product sales:
EXPAREL	$136,529	$132,430
ZILRETTA	23,338	25,839
iovera°	5,123	5,030
Bupivacaine liposome injectable suspension	2,604	2,525
Total net product sales	$167,594	$165,824
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$45,890	$50,800
Work-in-process	32,280	27,384
Finished goods	55,584	47,098
Total	$133,754	$125,282
NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Machinery and equipment (1)	$160,290	$160,643
Leasehold improvements (1)	86,663	86,034
Computer equipment and software (1)	24,792	23,473
Office furniture and equipment	1,952	1,952
Construction in progress (1)	30,529	27,996
Total	304,226	300,098
Less: accumulated depreciation	(139,775)	(132,929)
Fixed assets, net	$164,451	$167,169
(1) In April 2025, subsequent to the three months ended March 31, 2025, a ZILRETTA fill line at the Company’s manufacturing facility in Swindon, UK, was placed into service, for which approximately $23.1 million was reclassified from construction in progress to machinery and equipment, leasehold improvements and computer equipment and software.
For the three months ended March 31, 2025 and 2024, depreciation expense was $6.8 million and $4.1 million, respectively. For the three months ended March 31, 2025 and 2024, there was $0.1 million and $0.7 million of capitalized interest on the construction of manufacturing sites, respectively.
As of March 31, 2025 and December 31, 2024, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located outside of the U.S. in the amount of $50.0 million and $51.1 million, respectively.
As of March 31, 2025 and December 31, 2024, the Company had asset retirement obligations of $4.3 million and $4.2 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 14

NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing facility at its Science Center Campus in San Diego, California. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services for the use of their manufacturing facility in Swindon, U.K. for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees have been allocated to the lease components based on a relative fair value basis. The Company’s European offices were assumed as part of the GQ Bio Acquisition in February 2025 and include an administrative office in Hamburg, Germany, a research and development lab and offices in Luckenwalde, Germany and an administrative office in each of Eupen and Liège, Belgium. As a result of the GQ Bio Acquisition, the Company recorded new operating right of use assets and lease liabilities in the amount of $1.4 million.
The Company had been recognizing sublease income for laboratory space leased in Woburn, Massachusetts and a portion of office space leased in Burlington, Massachusetts, respectively, from leases that were assumed as part of the Flexion Acquisition. In February 2024, the lease and sublease term concluded for the laboratory space in Woburn, Massachusetts. In April 2025, the lease and sublease term concluded for the office space in Burlington, Massachusetts.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Fixed lease costs	$3,302	$3,497
Variable lease costs	539	494
Sublease income	(57)	(131)
Total	$3,784	$3,860
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for operating lease liabilities, net of lease incentives	$3,262	$3,219
Right-of-use assets recorded in exchange for lease obligations	$1,875	$—
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	March 31,
	2025	2024
Weighted average remaining lease term	5.01 years	5.81 years
Weighted average discount rate	6.92%	7.01%
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 15

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2025 (remaining nine months)	$9,567
2026	12,769
2027	12,316
2028	11,168
2029	11,056
Thereafter	6,326
Total future lease payments	63,202
Less: imputed interest	(10,119)
Total operating lease liabilities	$53,083
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill arose from the GQ Bio Acquisition in February 2025. The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2023	$163,243
Goodwill impairment	(163,243)
Balance at December 31, 2024	—
Goodwill arising from the GQ Bio Acquisition	20,763
Foreign currency adjustments	757
Balance at March 31, 2025	$21,520
Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, from the GQ Bio Acquisition and Flexion Acquisition, developed technology from the Flexion Acquisition and MyoScience Acquisition and customer relationships from the MyoScience Acquisition are summarized as follows (dollar amounts in thousands):

March 31, 2025	Gross Carrying Value	Foreign currency adjustments	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$—	$(213,254)	$376,746	10 years, 5 months
Customer relationships	90	—	(54)	36	10 years
Total finite-lived intangible assets, net	590,090	—	(213,308)	376,782
Acquired IPR&D	57,366	821	—	58,187
Total intangible assets, net	$647,456	$821	$(213,308)	$434,969

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(198,934)	$391,066	10 years, 5 months
Customer relationships	90	(52)	38	10 years
Total finite-lived intangible assets, net	590,090	(198,986)	391,104
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(198,986)	$425,970
Amortization expense on intangible assets was $14.3 million for both the three months ended March 31, 2025 and 2024.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 16

Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $43.0 million for the remaining nine months of 2025, $57.3 million each year from 2026 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 9—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2025	2024
Term loan A facility maturing March 2028	$101,489	$104,211
2.125% Convertible senior notes due May 2029	279,801	279,334
0.750% Convertible senior notes due August 2025	202,086	201,776
Total	$583,376	$585,321
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
On May 8, 2024, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders entered into a first amendment (the “First TLA Amendment”) to the TLA Credit Agreement. The First TLA Amendment, among other things, permits the Company’s share repurchase program and the Capped Call Transactions (as defined and described below).
The total debt composition of the TLA Term Loan is as follows (in thousands):

	March 31,	December 31,
	2025	2024
Term loan A facility maturing March 2028	$102,500	$105,313
Deferred financing costs	(753)	(821)
Discount on debt	(258)	(281)
Total debt, net of debt discount and deferred financing costs	$101,489	$104,211
The TLA Term Loan matures on March 31, 2028 and the TLA Credit Agreement requires quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023, increasing to $3.8 million commencing March 31, 2025, with a remaining balloon payment of approximately $85.3 million due at maturity. Due to voluntary principal prepayments, the Company is not required to make further principal payments until December 2026, although the Company retains the option to do so.
The TLA Credit Agreement requires the Company to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires the Company to maintain an unrestricted cash and cash equivalents balance of at least $300.0 million ($500.0 million less a $200.0 million prepayment of the 2025 Notes in the year ended December 31, 2024) less any additional prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2025, the Company was in compliance with all financial covenants under the TLA Credit Agreement.
The Company may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that is an alternate base rate
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 17

borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the three months ended March 31, 2025, the Company made $2.8 million of voluntary principal prepayments. During the year ended December 31, 2024, the Company made $11.3 million of voluntary principal prepayments. As of March 31, 2025, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.40%.
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
The total debt composition of the 2029 Notes is as follows (in thousands):

	March 31,	December 31,
	2025	2024
2.125% convertible senior notes due May 2029	$287,500	$287,500
Deferred financing costs	(7,699)	(8,166)
Total debt, net of deferred financing costs	$279,801	$279,334
Holders may convert their 2029 Notes prior to the close of business on the business day immediately preceding November 15, 2028, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended March 31, 2025, the conditions for conversion were not met. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders may convert their 2029 Notes at any time.
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
As of March 31, 2025, the 2029 Notes had a market price of $973 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 18

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
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at March 31, 2025 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
In May 2024, the Company used part of the net proceeds from the issuance of the 2029 Notes to repurchase $200.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions at a discount for $191.4 million in cash (including accrued interest). The partial repurchase of the 2025 Notes resulted in a $7.5 million gain on early extinguishment of debt during the year ended December 31, 2024.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 19

The total debt composition of the 2025 Notes is as follows (in thousands):

	March 31,	December 31,
	2025	2024
0.750% convertible senior notes due August 2025	$202,500	$202,500
Deferred financing costs	(414)	(724)
Total debt, net of deferred financing costs	$202,086	$201,776
Holders were able to convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sales price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five-business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or (iv) if the Company calls the 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date. These conditions for conversion were not met prior to February 3, 2025.
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
As of March 31, 2025, the 2025 Notes had a market price of $986 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2025 Notes will be paid pursuant to the terms of the 2025 Indenture. In the event that all of the 2025 Notes are converted, the Company would be required to repay the remaining $202.5 million in principal value and any conversion premium in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 20

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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$3,862	$3,311
Amortization of debt issuance costs	845	681
Amortization of debt discount	22	24
Capitalized interest (Note 6)	(149)	(700)
Total	$4,580	$3,316

Effective interest rate on total debt	2.85%	2.96%
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 21

At March 31, 2025, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$11,750	$—	$—	$11,750
Convertible notes receivable	$8,250	$—	$—	$8,250
Financial Liabilities:
Acquisition-related contingent consideration	$17,566	$—	$—	$17,566

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$101,489	$—	$101,988	$—
2.125% convertible senior notes due 2029 (1)	$279,801	$—	$279,594	$—
0.750% convertible senior notes due 2025 (2)	$202,086	$—	$199,716	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $24.85 per share on March 31, 2025, compared to a conversion price of $39.56 per share. At March 31, 2025, as the conversion price was above the stock price, the requirements for conversion have not been met.
(2) As of February 3, 2025, the 2025 Notes may be converted at any time until the close of business on the second scheduled trading day immediately preceding August 1, 2025. The maximum conversion on the principal that could have been due on the 2025 Notes is 2.8 million shares of the Company’s common stock, which assumes no increase in the conversion rate for certain corporate events.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2023	$15,877	$12,134	$28,011
Foreign currency adjustments	—	(236)	(236)
Balance at December 31, 2024	15,877	11,898	27,775
Realized gain of prior investments (1)	4,227	1,674	5,901
Settled investments (1)	(8,315)	(5,322)	(13,637)
Foreign currency adjustments	(39)	—	(39)
Balance at March 31, 2025	$11,750	$8,250	$20,000
(1) In conjunction with the GQ Bio Acquisition, the settlement of the Company’s prior equity investment and notes receivable were part of the fair value of consideration exchanged. Upon acquiring the remaining 81% ownership interest in GQ Bio, the Company remeasured its previously held equity interest to its acquisition-date fair value. The $4.2 million gain resulting from the equity investment was recognized as other, net within the condensed consolidated statement of operations. In settling the notes receivable, the Company recognized $1.7 million in interest income. See Note 3, GQ Bio Therapeutics Acquisition, for information on the GQ Bio Acquisition.
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition in the amount of $17.6 million and $20.2 million as of March 31, 2025 and December 31, 2024, respectively.
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 22

decrease the probabilities of achieving the related commercial and regulatory events, shorten or lengthen the time required to achieve such events, or increase or decrease estimated forecasts.
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended March 31, 2025, the Company recognized contingent consideration gains of $2.7 million due to revisions to the latest discount rates. During the three months ended March 31, 2024, the Company recognized gains of $3.8 million due to adjustments to long-term forecasts which reduced the probability of meeting the sales-based contingent consideration milestones by December 31, 2030, the expiration date for achieving the milestones. These adjustments were recorded within contingent consideration gains, acquisition-related expenses, restructuring and other in the condensed consolidated statements of operations. At March 31, 2025, the weighted average discount rate was 8.2%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of March 31, 2025
Discount rates	8.0% to 8.4%
Probability of payment for remaining regulatory milestone	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2023	$24,698
Fair value adjustments and accretion	(4,457)
Balance at December 31, 2024	20,241
Fair value adjustments and accretion	(2,675)
Balance at March 31, 2025	$17,566
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income. At March 31, 2025 and December 31, 2024, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments, with the exception of U.S. government bonds, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 23

The following summarizes the Company’s short-term available-for-sale investments at March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$10,691	$10	$(2)	$10,699
Commercial paper	154,105	42	(30)	154,117
Corporate bonds	40,179	11	(6)	40,184
Yankee bond	5,006	10	—	5,016
Total	$209,981	$73	$(38)	$210,016

December 31, 2024 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$21,626	$43	$—	$21,669
Commercial paper	142,556	120	(55)	142,621
Corporate bonds	32,502	25	(5)	32,522
U.S. federal agency bonds	5,996	8	—	6,004
Yankee bond	5,012	13	—	5,025
Total	$207,692	$209	$(60)	$207,841
At March 31, 2025, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At March 31, 2025 and December 31, 2024, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.4 million and $0.5 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of March 31, 2025, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 36%, 21% and 19%. At December 31, 2024, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 18% and 16%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of March 31, 2025 and December 31, 2024, there were $0.4 million of allowances for credit losses on the Company’s accounts receivable.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 24

NOTE 11—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$190	$153	$343
Net unrealized loss on investments, net of tax	(86)	—	(86)
Foreign currency translation adjustments	—	1,094	1,094
Balance at March 31, 2025	$104	$1,247	$1,351

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$124	$123	$247
Net unrealized loss on investments, net of tax (1)	(108)	—	(108)
Foreign currency translation adjustments	—	13	13
Balance at March 31, 2024	$16	$136	$152
(1) Net of a nominal tax benefit for both the three months ended March 31, 2025 and 2024.
Share Repurchase Programs
On May 7, 2024, the Company announced that its Board of Directors approved a share repurchase program which authorized the Company to repurchase up to an aggregate of $150.0 million of its outstanding common stock. On May 9, 2024, concurrently with the pricing of the offering of the 2029 Notes, the Company entered into separate privately negotiated agreements with certain of the initial purchasers of the 2029 Notes or their respective affiliates and/or certain other financial institutions to repurchase 837,240 shares of the Company’s common stock for a total cost of $25.1 million, inclusive of $0.1 million of accrued excise tax. The repurchase occurred on May 10, 2024.
On April 17, 2025, the Company announced that its Board of Directors approved a new share repurchase program, which replaced the previously authorized share repurchase program and was effective immediately, which authorizes the Company to repurchase up to an aggregate of $300.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026.
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 25

NOTE 12—STOCK PLANS
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
In April 2014, the Company’s board of directors approved and adopted the Company’s 2014 Inducement Plan (the “2014 Inducement Plan”), pursuant to which awards could be made to new employees under the 2014 Inducement Plan for up to 175,000 shares of the Company’s common stock as a material inducement to such persons entering into employment with the Company. In December 2023, the board of directors, upon recommendation of the people and compensation committee of the board of directors (the “P&C Committee”), adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “First A&R Inducement Plan”) such that, among other things, an additional 642,093 shares of the Company’s common stock were reserved for issuance. In September 2024, the board of directors, upon the recommendation of the P&C Committee, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “Second A&R Inducement Plan”) to add an additional 707,907 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the Inducement Plan to 1,525,000. In January 2025, the board of directors, upon the recommendation of the P&C Committee, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated to date, the “Inducement Plan”) to add an additional 785,000 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the Inducement Plan to 2,310,000, of which 465,007 shares remain available for issuance as of March 31, 2025, and extend the term of the Inducement Plan such that it will now expire on January 18, 2035.
The Inducement Plan allows for the granting of nonstatutory stock options, restricted stock awards and other stock-based awards, and was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules. In accordance with this rule, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors or the board of directors of any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if he or she is granted such award in connection with his or her commencement of employment with the Company or a subsidiary and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.
Inducement Awards
From time to time, the board of directors, upon recommendation of the P&C Committee, has approved individually negotiated grants of options and restricted stock units for certain of the Company’s officers in connection with their respective appointments, in each case, pursuant to the inducement plan in effect at such time.
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$1,716	$1,128
Research and development	2,241	1,803
Selling, general and administrative	10,596	7,985
Contingent consideration gains, acquisition-related expenses, restructuring and other	—	2,235
Total	$14,553	$13,151

Stock-based compensation from:
Stock options	$4,440	$6,729
Restricted stock units	9,606	6,210
Employee stock purchase plan share options	507	212
Total	$14,553	$13,151
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 26

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the three months ended March 31, 2025:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2024	6,845,618	$42.95
Granted	252,300	25.65
Forfeited	(10,485)	29.08
Expired	(253,556)	45.57
Outstanding at March 31, 2025	6,833,877	42.23

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2024	2,769,728	$32.07
Granted	2,177,261	26.19
Vested	(52,708)	40.80
Forfeited	(52,862)	27.79
Unvested at March 31, 2025	4,841,419	29.37
The weighted average fair value of stock options granted during the three months ended March 31, 2025 was $13.88 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Three Months Ended March 31, 2025
Expected dividend yield	None
Risk-free interest rate	4.29%
Expected volatility	57.3%
Expected term of options	5.13 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the three months ended March 31, 2025, no shares were purchased and issued through the ESPP.
NOTE 13—NET INCOME PER COMMON SHARE
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 27

Potential common shares are excluded from the diluted net income per common share computation to the extent they would be antidilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2025 and 2024 (in thousands, except per common share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income—basic	$4,812	$8,979
2025 Notes if-converted method adjustment	—	1,029
Adjusted net income—diluted	$4,812	$10,008
Denominator:
Weighted average common shares outstanding—basic	46,275	46,499
Computation of diluted securities:
2025 Notes if-converted method adjustment	—	5,608
Dilutive effect of stock options	20	1
Dilutive effect of RSUs	227	85
Dilutive effect of ESPP share options	4	—
Weighted average common shares outstanding—diluted	46,526	52,193
Net income per common share:
Basic and diluted net income per common share	$0.10	$0.19
The following table summarizes the outstanding stock options, RSUs, ESPP share options and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average number of stock options	6,677	7,662
2025 Notes if-converted method adjustment	2,821	—
Weighted average number of RSUs	2,363	1,230
Weighted average ESPP share options	—	52
Total	11,861	8,944
NOTE 14—INCOME TAXES
Income (loss) before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2025	2024
Income (loss) before income taxes:
Domestic	$10,673	$13,657
Foreign	(1,967)	(17)
Total income before income taxes	$8,706	$13,640

Income tax expense	$3,894	$4,661
Effective tax rate	45%	34%
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 28

The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date domestic operating results, adjusted for certain discrete tax items.
The Company’s effective tax rate for the three months ended March 31, 2025 was primarily impacted by costs related to non-deductible executive compensation, non-deductible stock-based compensation and a non-U.S. valuation allowance, partially offset by tax credits.
The Company’s effective tax rate for the three months ended March 31, 2024 includes costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by tax credits and a fair value adjustment for contingent consideration.
As of both March 31, 2025 and December 31, 2024, the Company had an income tax payable balance of $5.1 million that was included in other liabilities within the condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, the Company has $1.5 million and $0.7 million, respectively, of current income taxes payable that is included in accrued expenses within the condensed consolidated balance sheet.
NOTE 15—CONTINGENT CONSIDERATION GAINS, ACQUISITION-RELATED EXPENSES, RESTRUCTURING AND OTHER
Contingent consideration gains, acquisition-related expenses, restructuring and other for the three months ended March 31, 2025 and 2024 summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024
Contingent consideration gains	$(2,675)	$(3,806)
Restructuring charges	—	5,535
Acquisition-related expenses	1,511	174
Accrued key employee holdback	351	—
Legal settlement	7,000	—
Total contingent consideration gains, acquisition-related expenses, restructuring and other	$6,187	$1,903
Flexion Acquisition Contingent Consideration
The Company recognized gains of $2.7 million and $3.8 million related to contingent consideration during the three months ended March 31, 2025 and 2024, respectively. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In February 2024, the Company initiated a restructuring plan designed to ensure it is well positioned for long-term growth. The restructuring plan included: (i) reshaping the Company’s executive team, (ii) reallocating efforts and resources from the Company’s ex-U.S. and certain early-stage development programs to its commercial portfolio in the U.S. market and (iii) reprioritizing investments to focus on commercial readiness for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in outpatient settings and iovera° up to an additional $255.85 when providers administer iovera° in ambulatory surgical centers and outpatient settings beginning in January 2025 as part of the Non-Opioids Prevent Addiction In the Nation (“NOPAIN”) Act and broader commercial initiatives in key areas, such as strategic national accounts, marketing and market access and reimbursement. The Company recognized $5.5 million of restructuring charges for the three months ended March 31, 2024 related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 29

The Company’s restructuring charges, including the beginning and ending liability balances, are summarized below (in thousands):

	Employee Termination Benefits (1)	Contract Termination Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred	3,220	1,709	4,929
Cash payments made / settled	(1,985)	(20)	(2,005)
Balance at December 31, 2024	1,235	1,689	2,924
Cash payments made / settled	(823)	(1,689)	(2,512)
Balance at March 31, 2025	$412	$—	$412
(1) During the year ended December 31, 2024, there was $3.6 million of employee termination benefits related to share-based compensation excluded from the table above as they are non-cash and recorded against additional paid-in capital.

Acquisition-Related Expenses
The Company recognized acquisition-related expenses of $1.5 million during the three months ended March 31, 2025. These costs primarily relate to legal fees and third-party services related to the GQ Bio Acquisition. See Note 3, GQ Bio Therapeutics Acquisition, for more information.
The Company recognized acquisition-related expenses of $0.2 million during the three months ended March 31, 2024. These costs primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition.
Legal Settlement
The Company recognized $7.0 million of costs during the three months ended March 31, 2025 related to the legal settlement of the patent infringement suits against eVenus, Jiangsu Hengrui and Fresenius (each as defined below). For more information, see Note 16, Commitments and Contingencies.
NOTE 16—COMMITMENTS AND CONTINGENCIES
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
A trial was conducted in September 2023. In January 2025, the Court issued its decision, finding that the disputed milestones were not met and therefore granted judgment to the Company in full. In March 2025, the Company filed a motion to recover attorneys fees, and the parties subsequently agreed to settle the amount of expenses owed to the Company, whereby Fortis agreed to pay the Company $5.2 million and waived its rights to appeal the decision. A final judgment and order was entered in April 2025. The $5.2 million payment received was accounted for as a recovery of losses and recorded against selling, general and administrative expense in the three months ended March 31, 2025 within the condensed consolidated statement of operations, consistent to where the previous losses were recorded.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 30

eVenus Pharmaceutical Laboratories Litigations
In October 2021, December 2021 and March 2024, the Company received Notice Letters advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the United States Food and Drug Administration, or FDA, an Abbreviated New Drug Application, or ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic bupivacaine liposome injectable suspension in the U.S. prior to the expiration of certain of the Company’s U.S. patents.
Beginning in November 2021, the Company filed various patent infringement suits against eVenus, its parent company (Jiangsu Hengrui Pharmaceuticals, Co. Ltd., or Jiangsu Hengrui) and Fresenius Kabi USA, LLC, or Fresenius, (together, the “ANDA filers”) in the U.S. District Court for the District of New Jersey asserting infringement of U.S. Patent No. 11,033,495 (the ’495 patent) (21-cv-19829), U.S. Patent No. 11,179,336 (the ’336 patent) (22-cv-00718), U.S. Patent No. 11,426,348 (the ’348 patent) (23-cv-2367), U.S. Patent Nos. 11,819,574 (the ’574 patent) and 11,819,575 (the ’575 patent) (24-cv-6294), and U.S. Patent No. 11,925,706 (the ’706 patent) (24-cv-7680). In December 2024, the Company filed a patent infringement suit against Fresenius and Jiangsu Hengrui in the Northern District of Illinois (24-cv-12416) asserting that the ANDA products will infringe U.S. Patent No. 12,156,940 (the ’940 patent). Also in December 2024, the ANDA filers filed an action for declaratory judgment of non-infringement and invalidity with respect to the ’940 patent in the District Court of New Jersey (24-cv-11014).
On April 7, 2025, the Company, along with its operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the ANDA filers with respect to the litigations noted above. Pursuant to the settlement agreement, the ANDA filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, the Company agreed to provide the ANDA filers with a license to the Company’s patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, the Company has agreed to provide the ANDA filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of the Company’s expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, the Company paid the ANDA filers $7.0 million. This legal settlement cost was recorded within contingent consideration gains, acquisition-related expenses, restructuring and other in the three months ended March 31, 2025 in the Company’s condensed consolidated statement of operations.
Argentum Request for Ex Parte Reexamination of ’495 Patent
On October 3, 2024, Argentum Pharmaceuticals LLC, or Argentum, filed a Request for Ex Parte Reexamination of the ’495 patent. Specifically, Argentum alleged that claims 1, 7 and 8 of the ’495 patent are obvious and cite to U.S. Patent No. 9,585,838 and the Physician’s Desk Reference in support of its allegation. The Company is unable to predict the outcome of this proceeding at this time.
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
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s ’495 patent was issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement ended on December 24, 2021 with the expiration of its U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 31

lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit sought a declaration from the court that the Company owed no royalties to RDF with respect to its EXPAREL product after December 24, 2021.
In August 2023, the U.S. District Court, District of Nevada granted the Company’s motion for partial summary judgment in respect to the Company’s claim for a declaration that it no longer owes royalties for EXPAREL made under its 45-liter manufacturing process as of December 24, 2021. A trial as to whether royalties were owed on EXPAREL made under the Company’s enhanced, larger-scale manufacturing process was conducted in September 2024. In April 2025, the Court issued judgment in favor of the Company. As a result, the low single-digit royalty that the Company had been paying RDF is eliminated, and the Company is seeking repayment of up to $23.1 million, plus interest, from RDF, representing the royalties that the Company paid to RDF under protest on the collection of revenues of EXPAREL that occurred after December 24, 2021. As the repayment has not yet been realized, the Company has not recognized this subsequent event.
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
The Company has received notification from both the FDA and EMA that its pediatric studies requirement had been waived for the indications of brachial plexus interscalene nerve block, lower extremity nerve block, sciatic nerve block in the popliteal fossa and adductor canal block indications to produce postsurgical regional analgesia in pediatric patients. The Company is still working with the FDA, EMA and Medicines and Healthcare Regulatory Agency (MHRA) to finalize the regulatory pathways for its remaining pediatric commitments.
Contingent Milestone Payments
Refer to Note 10, Financial Instruments, for information on potential contingent milestone payments related to the Flexion Acquisition.
PCRX-201
PCRX-201 (enekinragene inzadenovec) is a novel, locally administered gene therapy vector platform product candidate that boosts cellular production of the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) for treating OA pain in the knee and was added to the Company’s portfolio as part of the Flexion Acquisition in November 2021.
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
NOTE 17—SEGMENT INFORMATION
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 32

There are significant expense categories and amounts that are regularly provided to the CODM. These expense categories differ from what is disclosed in the Company’s financial results. The table below reconciles the significant expense categories provided to the CODM to the Company’s expenses as disclosed under GAAP (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues	$168,923	$167,117
Less:
Adjusted cost of goods sold	32,590	46,288
Adjusted research and development	23,101	16,435
Adjusted selling and marketing	55,571	39,435
Adjusted general and administrative	20,609	24,329
Stock-based compensation	14,553	13,151
Amortization of acquired intangible assets	14,322	14,322
Changes in the fair value of contingent consideration	(2,675)	(3,806)
Other	8,862	3,751
Total operating expenses	166,933	153,905
Total other income, net	6,716	428
Income before income taxes	8,706	13,640
Income tax expense	(3,894)	(4,661)
Net income	$4,812	$8,979
For information on the Company’s fixed assets located outside of the U.S., refer to Note 6, Fixed Assets.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 33

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: '5x30', our growth and business strategy, our future outlook, our intellectual property and patent terms, our growth and future operating results and trends, our plans, objectives, expectations (financial or otherwise) and intentions, future financial results and growth potential, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio, development programs, development of products, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the failure to realize the anticipated benefits and synergies from the acquisition of GQ Bio Therapeutics GmbH; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera®°; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA and iovera°; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company and the anticipated funding or benefits of our share repurchase program.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and in other reports as filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” the “Company,” “our,” “us” and “we” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 34

Overview
Pacira’s mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is a long-acting, non-opioid option proven to manage postsurgical pain. EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc., or Flexion, in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular, or IA, injectable therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. With the acquisition of MyoScience, Inc., or MyoScience, in April 2019 (the “MyoScience Acquisition”), we acquired iovera°®, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and iovera° are highly complementary products as long-acting, non-opioid therapies that alleviate pain. We are also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee. PCRX-201 is the lead program from our proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, we acquired the remaining 81 percent equity interest in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portion of HCAd-based assets and research and development talent. For more information on the GQ Bio Acquisition, see Note 3, GQ Bio Therapeutics Acquisition, to our condensed consolidated financial statements included herein.
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
Global Economic Conditions, Inflation and Tariffs
Direct and indirect effects of global economic conditions have in the past, and may continue to, negatively impact our business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation or the imposition of tariffs, which could, among other things, result in higher costs for labor, raw materials, equipment and other goods and services; cause patients to defer or cancel medical procedures, thereby adversely impacting our revenues; and negatively impact our suppliers which could result in longer lead-times or the inability to secure a sufficient supply of materials. There has been no material impact related to tariffs to date. The current macroeconomic environment remains dynamic and subject to rapid and possibly material changes. Additional negative impacts may also arise that we are unable to foresee. The nature and extent of such impacts will depend on future developments, which are highly uncertain and cannot be predicted.

Recent Highlights

•In April 2025, we, along with our operating subsidiary Pacira Pharmaceuticals, Inc., settled our litigations with Fresenius Kabi USA, LLC, eVenus Pharmaceuticals Laboratories, Inc. and Jiangsu Hengrui Pharmaceuticals Co., Ltd., (together, the “Fresenius Parties”), related to patents for EXPAREL. As part of the settlement, the Fresenius Parties will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement, as we have agreed to provide the Fresenius Parties with a license to our patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in early 2030. In addition, we have agreed to provide the Fresenius Parties with a license to our patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. The license will permit entry of a generic bupivacaine liposome injectable suspension before the July 2, 2044 expiration date of the last-to-expire Orange Book-listed patents for EXPAREL.
For more information, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 35

•In April 2025, the U.S. District Court, District of Nevada issued judgment in our favor that royalties were not owed to the Research Development Foundation, or RDF, on EXPAREL manufactured under our enhanced, larger-scale manufacturing process. As a result, this judgment means that the low single-digit royalty that we had been paying RDF is eliminated, thus directly benefitting our cost of goods sold and gross margin. Additionally, we are seeking repayment of up to $23.1 million, plus interest, from RDF, representing the royalties that we paid to RDF under protest on the collection of revenues of EXPAREL that occurred after December 24, 2021, the expiration date of U.S. Patent No. 9,585,838.
•In April 2025, we announced that the first patient was dosed in our Phase 2 ASCEND study evaluating the safety and efficacy of PCRX-201 for the treatment of OA of the knee. The two-part, multicenter ASCEND study will involve approximately 135 patients, 45 to 80 years old with painful OA of the knee at a Kellgren-Lawrence (K-L) Grade of 2, 3 or 4. The primary endpoint is the number and percent of treatment-emergent adverse events, adverse events of special interest, and serious adverse events for PCRX-201 plus steroid pretreatment versus saline plus steroid pretreatment from Week 1 through Week 52. The study’s secondary and exploratory endpoints include efficacy assessments such as changes in pain and physical function from baseline at Weeks 38 and 52.
•In March 2025, the United States Patent and Trademark Office issued U.S. Patent No. 12,251,468 (the ‘468 patent) claiming EXPAREL composition made by our large-scale batch process in San Diego, California, which demonstrated a more consistent and stable multivesicular liposome as measured by an in vitro release assay (IVRA). The ‘468 patent marks the 18th EXPAREL patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) and additional patents are expected to be forthcoming. The ‘468 patent has an expiration date of July 2, 2044.
•In February 2025, Pacira Therapeutics, Inc., our wholly-owned subsidiary, entered into a securities purchase agreement to acquire the remaining 81 percent of GQ Bio that we did not already own for $30.3 million, net of working capital adjustments. The transaction builds upon our previous investments in GQ Bio, as well as the two companies’ partnership for the development of a commercially scalable manufacturing process for PCRX-201 and other products utilizing GQ Bio’s HCAd gene therapy vector platform. We intend to maintain GQ Bio’s operations and invest in its HCAd gene therapy vector platform and innovative products built on the platform, leveraging our clinical, regulatory and commercial capabilities. We believe the transaction provides us with substantial expected financial benefits by eliminating our obligations for up to $64.0 million in potential future milestone payments, including a $4.5 million milestone payment that would have been due upon the initiation of the Phase 2 ASCEND clinical trial of PCRX-201.
For more information, see Note 3, GQ Bio Therapeutics Acquisition, to our condensed consolidated financial statements included herein.
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

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 36

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

We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder and we are advancing a Phase 3 registration study to evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder.

ZILRETTA Clinical Benefits

ZILRETTA combines TA with a proprietary, extended-release microsphere technology to administer extended therapeutic concentrations in the joint and persistent analgesic effect.

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

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 37

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
We are currently sponsoring a prospective, real-world registry called the Innovations in Genicular Outcomes Registry, or iGOR, which is a patient-focused registry governed in collaboration with a steering committee of scientific experts that evaluates clinical, economic- and health-related patient-reported outcomes in patients who have received any treatment for knee OA pain, including TKA, for a minimum of 18 months. A unique feature of iGOR is that if patients receive additional treatments for OA, data capture resets so outcomes of their treatment journey can be followed over multiple years. Unlike in clinical studies, treatment decisions in iGOR are decided by physicians and patients in a shared decision-making manner rather than being driven by treatment assignment, so that outcomes are truly those from real-world applications. The iGOR registry is tracking outcomes of iovera°, ZILRETTA and EXPAREL, as well as comparator treatments. Early outcomes from iGOR have shown that patients who receive iovera° prior to undergoing TKA have less pain, improved function and improved sleep for six months after surgery versus patients who do not receive iovera°.
In December 2024, we received FDA clearance to market a new iovera° Smart Tip designed to access the medial branch nerves to manage chronic low back pain. Millions of Americans suffer from chronic low back pain. It often leads to poor quality of life, disability, lost wages, and persistent prescription opioid use. The first phase of the launch is underway with an initial focus on spine key opinion leaders to gather insights and feedback before expanding to a broader targeted audience. A pilot randomized control trial evaluating iovera° versus radiofrequency ablation for the treatment of lower back pain showed that iovera° had significantly greater improvements in pain and disability and required fewer injections over a year.
Beyond treatment for pain, observational data has been presented at multiple congresses showing effectiveness of iovera° for the treatment of upper limb spasticity over 90 days by targeting motor nerves. We are advancing a registration trial to evaluate the efficacy and safety of iovera° for treating spasticity.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 38

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
Clinicians have the flexibility to individualize OA knee pain treatment with either ZILRETTA or a drug-free nerve block with iovera° based on patient factors and preference, physician training, site of care and reimbursement considerations.
The HCAd Platform
Our proprietary HCAd vector platform solves many of the challenges in the field of genetic medicine that have prevented its utilization in treating common diseases like OA. Key features include:
•The HCAd vector is much more efficient at delivering genes into cells compared to many other gene therapies that rely on adenovirus associated virus, or AAV, vectors. As a result, the desired effect can be achieved with much smaller doses;
•The vector used in the HCAd platform can carry up to 30,000 base pairs of DNA, which enables gene therapy with multiple or larger genes compared to AAV vectors; and
•Genetic medicines based on the HCAd platform can be administered locally and have the potential for redosing at therapeutically appropriate intervals.
Lower dose levels and efficient delivery of genes into cells means that thousands of doses can be produced in a single batch. As a result, any therapies built on the HCAd platform are expected to have a commercially attractive and viable cost of goods profile.

Clinical Development Programs

PCRX-201
PCRX-201 is the lead program from our HCAd platform and we believe it underscores its promise for treating common diseases given its encouraging data in OA. PCRX-201 is targeting the IL-1 pathway, which triggers inflammation in response to pathogens and cellular stress. IL-1Ra is a core regulator of this pathway and helps to keep inflammation in balance by turning off the IL-1 pathway when it’s not needed. As people get older, their bodies have a more challenging time maintaining that balance resulting in chronic IL1-driven inflammation that eventually causes joint damage and pain.
After injection of PCRX-201, the HCAd vector enters joint cells and turns them into factories to boost cellular IL-1Ra production, which blocks IL-1 pathway activation to reduce inflammation and pain in the knee. PCRX-201 uses an inflammation-responsive promoter to only produce IL-1Ra when needed, mimicking how the body naturally responds to inflammation. In a Phase 1 proof-of-concept study of patients with moderate to severe OA of the knee, PCRX-201 was well tolerated with improvements in knee pain observed across all doses. The study enrolled 72 patients in two three-dose cohorts: a co-administered IA steroid cohort and a cohort that did not receive a steroid. PCRX-201 was well tolerated, with efficacy observed through at least 52 weeks at all doses and cohorts. The highest level of efficacy was achieved in the co-administered steroid group, which showed a greater percentage of patients with at least a 50% improvement in Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) pain and stiffness scores, as well as a meaningful improvement in Knee Injury and Osteoarthritis Outcomes Score (KOOS) functional assessment. In all 3 doses, over 70% of patients saw a more than 50% improvement in pain compared to baseline at week 16 and 78. PCRX-201 was well-tolerated with no serious treatment-emergent adverse events related to the treatment or procedure reported regardless of steroid pretreatment or dose level administered. While other therapies typically provide relief for three to six months, PCRX-201 has shown the potential to set a new standard with pain relief lasting at least 2 years from a single injection.
Given these highly encouraging Phase 1 data, we are advancing a Phase 2 clinical study in knee OA. The two-part, multicenter study—known as ASCEND—will involve approximately 135 patients, 45 to 80 years old with painful OA of the knee at a Kellgren-Lawrence (K-L) Grade of 2, 3 or 4. Subjects are randomly assigned to a treatment dose group and stratified by K-L Grade, a semiquantitative method for evaluating the severity of OA on a scale of 0-4.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 39

ASCEND will evaluate two doses of PCRX-201, Dose A is 1.4 x 1010 genome copies and Dose B is 1.4 x 1011 genome copies. Patients are being randomized 1:1:1 to Dose A, Dose B or saline. All cohorts will receive concurrent pretreatment with an intraarticular corticosteroid (methylprednisolone 40 mg), a technique common in gene therapy dosing to improve tolerability and gene transfer.
Part A of the study will randomize approximately 45 patients and Part B will randomize approximately 90 patients. The drug product used in Part B of the study will be manufactured using our newly developed, suspension-based batch manufacturing process intended for commercial scale-up. Pacira expects to report topline results from Part A of the study before the end of 2026.
For both Parts A and B of the study, the primary endpoint is the number and percent of treatment-emergent adverse events, adverse events of special interest, and serious adverse events for PCRX-201 plus steroid pretreatment versus saline plus steroid pretreatment from Week 1 through Week 52. The study’s secondary and exploratory endpoints include efficacy assessments such as changes in pain and physical function from baseline at Weeks 38 and 52. Efficacy will be measured using the Numerical Rating Scale (NRS), WOMAC and KOOS. Biomarkers, including structural endpoints, as well as immunogenicity and biodistribution will also be evaluated and all subjects will be followed for 5 years.
In February 2024, the FDA granted PCRX-201 a Regenerative Medicine Advanced Therapy, or RMAT, designation. Established under the 21st Century Cures Act, RMAT designation is a dedicated program designed to expedite the development and review processes for promising therapies, including genetic therapies, that are intended to treat, modify, reverse or cure a serious or life-threatening disease or condition, and for which preliminary clinical evidence indicates that the drug or therapy has the potential to address an unmet medical need. RMAT designation provides the benefits of intensive FDA guidance on efficient drug development, including the ability for early interactions with the FDA to discuss surrogate or intermediate endpoints, potential ways to support accelerated approval and satisfy post-approval requirements, potential priority review of the Biologics License Application and other opportunities to expedite development and review. PCRX-201 is the first gene therapy product candidate to receive RMAT designation for OA. PCRX-201 was also granted Advanced Therapy Medicinal Products (ATMP) designation by the European Medicines Agency in May 2023.
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 40

Product Portfolio and Internal Pipeline
Our current product portfolio and internal product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

Preclinical
Clinical
P1
P2
P3
Market
Next Expected Milestone(s)
EXPAREL
Surgical infiltration
Commercial expansion
Interscalene brachial plexus nerve block
Commercial expansion
Lower extremity nerve block
Commercial expansion
Pediatric infiltration
Ages 6 + years
Commercial expansion
Ages 0 to 6 years
Complete phase 1 study
Intrathecal administration
Close out phase 1 study
ZILRETTA
Knee osteoarthritis
Commercial expansion
Shoulder osteoarthritis
Complete phase 3 study
iovera°
Total knee arthroplasty (TKA)
Report real-world data from iGOR* registry
Lower back pain (Medial branch block)
Commercial launch
Spasticity
Complete investigational device exemption study
Product Candidate Pipeline
PCRX-201 (enekinragene inzadenovec)
Continue enrollment in phase 2: Part A study
NOCITA
Postsurgical analgesia in dogs and cats
Marketed by Aratana Therapeutics, Inc.

NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc.
* Innovations in Genicular Outcomes Registry

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 41

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U., and U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of our bupivacaine liposome injectable suspension product for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Net product sales:
EXPAREL	$136,529	$132,430	3%
ZILRETTA	23,338	25,839	(10)%
iovera°	5,123	5,030	2%
Bupivacaine liposome injectable suspension	2,604	2,525	3%
Total net product sales	167,594	165,824	1%
Royalty revenue	1,329	1,293	3%
Total revenues	$168,923	$167,117	1%
EXPAREL revenue increased 3% in the three months ended March 31, 2025 versus 2024. Components of the increase included a 3% increase in gross vial volume, which was partially offset by a shift in product mix. EXPAREL revenue was also positively impacted by a 1% increase in net selling price per unit related to a January 2025 price increase, partially offset by increases in sales-related allowances as a result of group purchasing organization contracting.
ZILRETTA revenue decreased 10% in the three months ended March 31, 2025 versus 2024 due to an 11% decrease in kit volume. Our ZILRETTA volume was impacted by the restructuring of our field-based team in the fourth quarter of 2024, as our existing sales force was realigned to focus on EXPAREL and a new sales team was hired to support ZILRETTA. This transition impacted first quarter sales as ZILRETTA is a promotionally sensitive product. The decrease was partially offset by a 1% increase in net selling price per unit set in January 2025. The increase in net selling price per unit is related to a 4% increase in gross selling price per unit, partially offset by higher sales-related allowances.
Net product sales of iovera° increased 2% in the three months ended March 31, 2025 versus 2024 primarily due to a 1% increase in Smart Tip net selling price per unit.
Bupivacaine liposome injectable suspension revenue increased 3% and its related royalties increased 3% in the three months ended March 31, 2025 versus 2024, respectively, primarily due to the sales mix of vial sizes and the timing of orders placed for veterinary use.
The following tables provide a summary of activity with respect to our sales-related allowances and accruals related to EXPAREL and ZILRETTA for the three months ended March 31, 2025 and 2024 (in thousands):

March 31, 2025	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2024	$1,600	$1,308	$4,875	$4,863	$1,707	$14,353
Provision	225	3,384	5,223	35,003	1,094	44,929
Payments	(150)	(3,276)	(6,080)	(36,149)	(1,403)	(47,058)
Balance at March 31, 2025	$1,675	$1,416	$4,018	$3,717	$1,398	$12,224
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 42

March 31, 2024	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2023	$1,868	$1,308	$3,697	$5,870	$1,175	$13,918
Provision	76	3,057	4,771	25,800	636	34,340
Payments	(175)	(3,087)	(5,064)	(26,320)	(333)	(34,979)
Balance at March 31, 2024	$1,769	$1,278	$3,404	$5,350	$1,478	$13,279
Total reductions of gross product sales from sales-related allowances and accruals were $44.9 million and $34.3 million, or 21.1% and 17.1% of gross product sales, for the three months ended March 31, 2025 and 2024, respectively. The overall 4.0% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts.

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Cost of goods sold	$34,306	$47,416	(28)%
Gross margin	80%	72%
Gross margin increased eight percentage points in the three months ended March 31, 2025 versus 2024 primarily due to lower ZILRETTA and EXPAREL inventory reserves and improved product costs due to higher volumes manufactured in order to enhance the level of inventory on hand.
In April 2025, the U.S. District Court, District of Nevada, concluded we were no longer obligated to pay royalties to RDF for EXPAREL manufactured under our enhanced, larger-scale manufacturing process. As a result, during the three months ended March 31, 2025, EXPAREL did not incur royalty expense. For more information, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 43

The following table provides a breakout of our research and development expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Clinical and preclinical development	$12,607	$6,346	99%
Product development	8,078	7,395	9%
Regulatory and other	2,416	2,694	(10)%
Stock-based compensation	2,241	1,803	24%
Total research and development expense	$25,342	$18,238	39%
% of total revenues	15%	11%
Total research and development expense increased 39% in the three months ended March 31, 2025 versus 2024.
Clinical and preclinical development expense increased 99% in the three months ended March 31, 2025 versus 2024 due to start-up expenses related to the PCRX-201 Phase 2 ASCEND trial for knee OA, ongoing site start-up and enrollment in a ZILRETTA shoulder trial, an EXPAREL pediatric trial and an iovera° spasticity trial, as well as additional headcount to support clinical initiatives. We expect to continue investing in our clinical and preclinical development programs throughout 2025.
Product development expense increased 9% in the three months ended March 31, 2025 versus 2024, primarily attributable to investing into our preclinical product pipeline. These increases were partially offset by the completion of pre-commercial scale-up activities of our enhanced, larger-scale EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California, which the FDA approved in February 2024 and was placed into service in July 2024.
Regulatory and other expense decreased 10% in the three months ended March 31, 2025 versus 2024 due to a realignment of medical communication activities, partially offset by additional sites related to our iGOR registry study.
Stock-based compensation expense increased 24% in the three months ended March 31, 2025 versus 2024 primarily due to increased headcount in research and development personnel as well as the shifting of our annual equity grant to the first quarter in 2025.

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
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Sales and marketing	$55,571	$39,435	41%
General and administrative	20,609	24,606	(16)%
Stock-based compensation	10,596	7,985	33%
Total selling, general and administrative expense	$86,776	$72,026	20%
% of total revenues	51%	43%
Total selling, general and administrative expense increased 20% in the three months ended March 31, 2025 versus 2024.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 44

Sales and marketing expense increased 41% in the three months ended March 31, 2025 versus 2024 driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams and value creation for the implementation of separate Medicare reimbursement for EXPAREL at average sales price plus 6 percent in hospital outpatient department, or HOPD, settings and iovera° at up to an additional $255.85 when providers began administering iovera° in ambulatory surgery centers and HOPD settings in January 2025 as part of the NOPAIN Act. We also expanded the size of our sales force in the second half of 2024 in order to better extend our reach on each of our commercial products.
General and administrative expense decreased 16% in the three months ended March 31, 2025 versus 2024 primarily driven by a recovery of legal expenses in 2025 and higher compensatory costs associated with the transition to our new Chief Executive Officer recorded in the first quarter of 2024.
Stock-based compensation expense increased 33% for the three months ended March 31, 2025 versus 2024 primarily due to equity grants provided to new executive officers as well as the shifting of our annual equity grant to the first quarter in 2025.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Amortization of acquired intangible assets	$14,322	$14,322	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.

Contingent Consideration Gains, Acquisition-related Expenses, Restructuring and Other
The following table provides a summary of the costs related to the contingent consideration gains, acquisition-related expenses, restructuring and other during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Contingent consideration gains	$(2,675)	$(3,806)	(30)%
Restructuring charges	—	5,535	(100)%
Acquisition-related expenses	1,511	174	100% +
Accrued key employee holdback	351	—	N/A
Legal settlement	7,000	—	N/A
Total contingent consideration gains, acquisition-related expenses, restructuring and other	$6,187	$1,903	100% +
Total contingent consideration gains, acquisition-related expenses, restructuring and other included net charges of $6.2 million and $1.9 million in the three months ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, we recognized a contingent consideration gain of $2.7 million primarily due to revisions to the latest discount rates. During the three months ended March 31, 2024, we recognized a contingent consideration gain of $3.8 million primarily due to an adjustment reflecting the probability of achieving the remaining Flexion regulatory milestone by December 31, 2030, the expiration date.
During the three months ended March 31, 2024, we recognized restructuring charges of $5.5 million related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 45

During the three months ended March 31, 2025, we recognized acquisition-related expenses of $1.5 million primarily related to legal expenses and third-party consulting fees associated with the GQ Bio Acquisition.
During the three months ended March 31, 2025, we recognized legal settlement costs of $7.0 million related to the settlement of the patent infringement suits against the Fresenius Parties.
For more information, see Note 3, GQ Bio Therapeutics Acquisition, Note 10, Financial Instruments, Note 15, Contingent Consideration Gains, Acquisition-related Expenses, Restructuring and Other and Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Other Income, Net
The following table provides information regarding other income, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Interest income	$6,895	$3,903	77%
Interest expense	(4,580)	(3,316)	38%
Other, net	4,401	(159)	N/A
Total other income, net	$6,716	$428	100% +
During the three months ended March 31, 2025 and 2024, we recognized total other income, net of $6.7 million and $0.4 million, respectively.
Interest income increased 77% in the three months ended March 31, 2025 versus 2024 due to higher overall investment balances as well as interest realized on a GQ Bio note receivable investment we had made prior to the GQ Bio Acquisition.
The 38% increase in interest expense during the three months ended March 31, 2025 versus 2024 was primarily driven by issuing the 2029 Notes (as defined below) in May 2024, partially offset by lower outstanding principal associated with the TLA Term Loan (as defined below). For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein.
The $4.4 million of other net income during the three months ended March 31, 2025 was primarily due to a realized gain associated with a previously acquired equity investment in GQ Bio that increased in fair value resulting from the GQ Bio Acquisition. For more information, see Note 3, GQ Bio Therapeutics Acquisition, to our condensed consolidated financial statements included herein.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2025	2024
Income tax expense	$3,894	$4,661	(16)%
Effective tax rate	45%	34%
The effective tax rates were 45% and 34% for the three months ended March 31, 2025 and 2024, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results adjusted for certain discrete tax items.
The effective tax rate for the three months ended March 31, 2025 is primarily impacted by costs related to non-deductible executive compensation, non-deductible stock-based compensation and a non-US valuation allowance, partially offset by tax credits.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 46

The effective tax rate for the three months ended March 31, 2024 include costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by tax credits and a fair value adjustment for contingent consideration.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, research and development and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of March 31, 2025, we had an accumulated deficit of $201.5 million, cash and cash equivalents and available-for-sale investments of $493.6 million and working capital of $445.2 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2025	2024
Net cash provided by (used in):
Operating activities	$35,459	$49,101
Investing activities	(25,629)	(15,530)
Financing activities	(2,994)	(2,817)
Net increase in cash and cash equivalents	$6,836	$30,754
Operating Activities
During the three months ended March 31, 2025, net cash provided by operating activities was $35.5 million, compared to $49.1 million during the three months ended March 31, 2024. The decrease of $13.6 million was attributable to an increase in produced inventory days on hand and increased operating expenses driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams as well as increased clinical and preclinical expenses as we continue to invest in our pipeline development, partially offset by improvements in gross margin.
Investing Activities
During the three months ended March 31, 2025, net cash used in investing activities was $25.6 million, which reflected $16.7 million related to the cash consideration for the GQ Bio Acquisition (net of cash acquired), $8.5 million of capital expenditures for manufacturing product fill lines and the build-out of our new corporate headquarters in Brisbane, California, as well as $0.4 million of outflows from available-for-sale investment purchases (net of sales).
During the three months ended March 31, 2024, net cash used in investing activities was $15.5 million, which reflected $12.7 million of outflows from available-for-sale investment purchases (net of sales), as well as $2.8 million of capital expenditures for manufacturing product fill lines and for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California.
Financing Activities
During the three months ended March 31, 2025, net cash used in financing activities was $3.0 million, which primarily consisted of a $2.8 million voluntary prepayment associated with the TLA Term Loan.
During the three months ended March 31, 2024, net cash used in financing activities was $2.8 million for a voluntary prepayment of TLA Term Loan principal.
See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the TLA Term Loan.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 47

Debt
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (as amended to date, the “TLA Credit Agreement”) to refinance the indebtedness outstanding under our TLB Credit Agreement (as defined and discussed below). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets and matures on March 31, 2028. We may elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the three months ended March 31, 2025, we made $2.8 million of voluntary principal prepayments. During the year ended December 31, 2024, we made $11.3 million of voluntary principal prepayments. As of March 31, 2025, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.40%.
The TLA Credit Agreement requires us to, among other things, maintain (i) a Senior Secured Net Leverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no greater than 3.00 to 1.00 and (ii) a Fixed Charge Coverage Ratio (as defined in the TLA Credit Agreement), determined as of the last day of each fiscal quarter, of no less than 1.50 to 1.00. The TLA Credit Agreement requires us to maintain an unrestricted cash and cash equivalents balance of at least $300.0 million ($500.0 million less a $200.0 million prepayment of the 2025 Notes in the year ended December 31, 2024) less any additional prepayments of the 2025 Notes (as defined below) at any time from 91 days prior to the maturity date through the earlier of (i) the latest maturity date of the 2025 Notes and (ii) the date on which there is no outstanding principal amount of the 2025 Notes. The TLA Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2025, we were in compliance with all financial covenants under the TLA Credit Agreement. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
At March 31, 2025, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
At March 31, 2025, the outstanding principal on the 2025 Notes was $202.5 million. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 48

•the cost and timing of the potential milestone payments to former Flexion stockholders, which could be up to an aggregate of $372.3 million if certain regulatory and commercial milestones are met. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein for more information;
•the impact of global economic conditions—including the impact of inflation and tariffs—on our products, material and labor costs, supply chain, longer lead-times, an inability to secure a sufficient supply of materials, our operating expenses and our business strategy;
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
•the costs of performing additional clinical trials for our products and product candidates, including the additional pediatric trials required by the FDA and EMA as a condition of the approval of EXPAREL and clinical trials for PCRX-201;
•the costs for the development and commercialization of other product candidates;
•the costs and timing of future payments under our employee benefit plans, including but not limited to our cash long-term incentive plan and non-qualified deferred compensation plan;
•the extent to which we acquire or invest in products, businesses and technologies; and
•the timing and the number of shares of our common stock repurchased through our $300.0 million share repurchase program announced in April 2025, which has an expiration date of December 31, 2026. For more information, see Note 11, Stockholders' Equity, to our condensed consolidated financial statements included herein.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all. In particular, capital market disruptions or negative economic conditions may hinder our access to capital.

Critical Accounting Estimates
For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2024 Annual Report. There have been no significant changes to our critical accounting policies nor any recently issued accounting pronouncements that are expected to have a material impact on our financial results since December 31, 2024.

Contractual Obligations
There have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our 2024 Annual Report. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our 2024 Annual Report.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 49

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2025 by approximately $0.7 million.
The fair value of our 2025 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2025, the estimated fair value of the 2025 Notes was $986 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2025 Notes, which bear interest at a fixed rate. At March 31, 2025, $202.5 million of principal remains outstanding on the 2025 Notes.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2025, the estimated fair value of the 2029 Notes was $973 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At March 31, 2025, $287.5 million of principal remains outstanding on the 2029 Notes.
The TLA Term Loan provides for a single-advance term loan in the principal amount of $150.0 million and is scheduled to mature on March 31, 2028. Each term loan borrowing that is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. At March 31, 2025, the outstanding principal on the TLA Term Loan was $102.5 million. As of March 31, 2025, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.40%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $1.0 million, based on the balance outstanding for these borrowings as of March 31, 2025.
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

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 50

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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 51

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2024 Annual Report. The risks described in our 2024 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 52

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

3.1	Third Amended and Restated Bylaws. (1)

10.1	Settlement Agreement, dated April 7, 2025, by and between Pacira BioSciences, Inc. and Pacira Pharmaceuticals, Inc. with Fresenius Kabi USA, LLC, eVenus Pharmaceutical Laboratories Inc., and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (f/k/a Jiangsu Hengrui Medicine Co., Ltd.).* †† ##

10.2	Amended and Restated 2014 Inducement Plan. *** (2)

10.3	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2014 Inducement Plan. *** (3)

10.4	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Inducement Plan. *** (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

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

(1)	Incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed on March 14, 2025.

(2)	Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed on January 21, 2025.

(3)	Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed on January 21, 2025.

(4)	Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed on January 21, 2025.
Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 53

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	May 8, 2025	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ SHAWN M. CROSS
Shawn M. Cross
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q1 2025 Form 10-Q | Page 54