Form 10-Q
period 2025-06-30
Pacira BioSciences, Inc.
filed 2025-08-05
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to
Commission File Number: 001-35060

PACIRA BIOSCIENCES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	51-0619477
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2000 Sierra Point Parkway, Suite 900
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

As of August 4, 2025, 44,932,721 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 3

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$300,484	$276,774
Short-term available-for-sale investments	145,380	207,841
Accounts receivable, net	114,367	113,304
Inventories, net	148,163	125,282
Prepaid expenses and other current assets	37,219	21,929
Total current assets	745,613	745,130
Fixed assets, net	155,178	167,169
Right-of-use assets, net	46,528	49,222
Goodwill	20,300	—
Intangible assets, net	422,563	425,970
Deferred tax assets	128,270	130,376
Investments and other assets	18,810	35,649
Total assets	$1,537,262	$1,553,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,124	$19,133
Accrued expenses	71,023	80,124
Lease liabilities	9,620	8,887
Current portion of convertible senior notes, net	202,397	201,776
Total current liabilities	313,164	309,920
Convertible senior notes, net	280,267	279,334
Long-term debt, net	97,828	104,211
Lease liabilities	41,291	44,645
Contingent consideration	17,209	20,241
Deferred tax liabilities	4,583	—
Other liabilities	25,153	16,817
Total liabilities	779,495	775,168
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 47,690,595 shares issued and 44,897,766 shares outstanding at June 30, 2025 and 47,077,844 shares issued and 46,240,604 shares outstanding at December 31, 2024	48	47
Treasury stock, at cost, inclusive of excise tax and broker fees, 2,792,829 and 837,240 shares at June 30, 2025 and December 31, 2024, respectively	(75,515)	(25,121)
Additional paid-in capital	1,035,563	1,009,435
Accumulated deficit	(206,391)	(206,356)
Accumulated other comprehensive income	4,062	343
Total stockholders’ equity	757,767	778,348
Total liabilities and stockholders’ equity	$1,537,262	$1,553,516
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Net product sales	$180,347	$176,387	$347,941	$342,211
Royalty revenue	752	1,636	2,081	2,929
Total revenues	181,099	178,023	350,022	345,140
Operating expenses:
Cost of goods sold	40,866	44,262	75,172	91,678
Research and development	28,200	20,338	53,893	38,576
Selling, general and administrative	88,578	68,126	175,354	140,152
Amortization of acquired intangible assets	14,322	14,322	28,644	28,644
Contingent consideration (gains) charges, acquisition-related expenses, restructuring and other	634	2,735	6,470	4,638
Total operating expenses	172,600	149,783	339,533	303,688
Income from operations	8,499	28,240	10,489	41,452
Other (expense) income:
Interest income	5,008	4,749	11,903	8,652
Interest expense	(4,695)	(3,884)	(9,275)	(7,200)
Gain on early extinguishment of debt	—	7,518	—	7,518
Other, net	(10,739)	(39)	(6,338)	(198)
Total other (expense) income, net	(10,426)	8,344	(3,710)	8,772
(Loss) income before income taxes	(1,927)	36,584	6,779	50,224
Income tax expense	(2,920)	(17,698)	(6,814)	(22,359)
Net (loss) income	$(4,847)	$18,886	$(35)	$27,865

Net (loss) income per common share:
Basic net (loss) income per common share	$(0.11)	$0.41	$(0.00)	$0.60
Diluted net (loss) income per common share	$(0.11)	$0.39	$(0.00)	$0.58
Weighted average common shares outstanding:
Basic	45,459	46,174	45,867	46,337
Diluted	45,459	50,539	45,867	51,366

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(4,847)	$18,886	$(35)	$27,865
Other comprehensive income (loss):
Net unrealized loss on investments, net of tax	(45)	(52)	(131)	(160)
Foreign currency translation adjustments	2,756	5	3,850	18
Total other comprehensive income (loss)	2,711	(47)	3,719	(142)
Comprehensive (loss) income	$(2,136)	$18,839	$3,684	$27,723

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at March 31, 2025	47,121	(837)	$47	$(25,121)	$1,023,808	$(201,544)	$1,351	$798,541
Vested restricted stock units	669	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(200)	—	—	—	(5,286)	—	—	(5,286)
Common stock issued under employee stock purchase plan	101	—	—	—	1,569	—	—	1,569
Stock-based compensation	—	—	—	—	15,472	—	—	15,472
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(1,956)	—	(50,394)	—	—	—	(50,394)
Other comprehensive income (Note 11)	—	—	—	—	—	—	2,711	2,711
Net loss	—	—	—	—	—	(4,847)	—	(4,847)
Balance at June 30, 2025	47,691	(2,793)	$48	$(75,515)	$1,035,563	$(206,391)	$4,062	$757,767

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at March 31, 2024	46,517	—	$47	$—	$989,780	$(97,817)	$152	$892,162
Vested restricted stock units	381	—	—	—	—	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(378)	—	—	(378)
Common stock issued under employee stock purchase plan	56	—	—	—	1,364	—	—	1,364
Stock-based compensation	—	—	—	—	12,524	—	—	12,524
Purchase of treasury stock, inclusive of excise tax	—	(837)	—	(25,121)	—	—	—	(25,121)
Purchase of capped call transaction, net of tax	—	—	—	—	(20,112)	—	—	(20,112)
Other comprehensive loss (Note 11)	—	—	—	—	—	—	(47)	(47)
Net income	—	—	—	—	—	18,886	—	18,886
Balance at June 30, 2024	46,954	(837)	$47	$(25,121)	$983,178	$(78,931)	$105	$879,278
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 7

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2024	47,078	(837)	$47	$(25,121)	$1,009,435	$(206,356)	$343	$778,348
Vested restricted stock units	722	—	1	—	1	—	—	2
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(210)	—	—	—	(5,467)	—	—	(5,467)
Common stock issued under employee stock purchase plan	101	—	—	—	1,569	—	—	1,569
Stock-based compensation	—	—	—	—	30,025	—	—	30,025
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(1,956)	—	(50,394)	—	—	—	(50,394)
Other comprehensive income (Note 11)	—	—	—	—	—	—	3,719	3,719
Net loss	—	—	—	—	—	(35)	—	(35)
Balance at June 30, 2025	47,691	(2,793)	$48	$(75,515)	$1,035,563	$(206,391)	$4,062	$757,767

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2023	46,481	—	$46	$—	$976,633	$(106,796)	$247	$870,130
Vested restricted stock units	417	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(382)	—	—	(382)
Common stock issued under employee stock purchase plan	56	—	—	—	1,364	—	—	1,364
Stock-based compensation	—	—	—	—	25,675	—	—	25,675
Purchase of treasury stock, inclusive of excise tax	—	(837)	—	(25,121)	—	—	—	(25,121)
Purchase of capped call transaction, net of tax	—	—	—	—	(20,112)	—	—	(20,112)
Other comprehensive loss (Note 11)	—	—	—	—	—	—	(142)	(142)
Net income	—	—	—	—	—	27,865	—	27,865
Balance at June 30, 2024	46,954	(837)	$47	$(25,121)	$983,178	$(78,931)	$105	$879,278
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 8

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net (loss) income	$(35)	$27,865
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred taxes	2,149	15,998
Depreciation of fixed assets and amortization of intangible assets	48,490	37,289
Amortization of debt issuance costs	1,694	1,444
Amortization of debt discount	45	47
Gain on early extinguishment of debt	—	(7,518)
Stock-based compensation	30,025	25,675
Changes in contingent consideration	(3,032)	(2,297)
Impairment of investment	11,000	—
Other net (gains) losses	(5,887)	109
Changes in operating assets and liabilities:
Accounts receivable, net	(1,046)	776
Inventories, net	(22,871)	915
Prepaid expenses and other assets	(18,635)	(1,309)
Accounts payable	9,344	2,772
Accrued expenses and income taxes payable	(14,675)	1,361
Other liabilities	10,905	(790)
Net cash provided by operating activities	47,471	102,337
Investing activities:
Acquisition of GQ Bio Therapeutics GmbH (net of cash acquired)	(16,702)	—
Purchases of fixed assets	(11,245)	(4,426)
Purchases of available-for-sale investments	(74,685)	(105,781)
Sales of available-for-sale investments	140,416	79,462
Purchases of debt investments	(1,250)	—
Net cash provided by (used in) investing activities	36,534	(30,745)
Financing activities:
Proceeds from shares issued under employee stock purchase plan	1,569	1,364
Payment of employee withholding taxes on restricted stock unit vests	(5,466)	(382)
Purchase of treasury stock, inclusive of broker fees	(50,039)	(25,000)
Proceeds from 2029 convertible senior notes	—	287,500
Repayment of 2024 convertible senior notes	—	(8,641)
Repayment of 2025 convertible senior notes	—	(190,994)
Repayment of Term loan A facility	(6,563)	(5,625)
Purchase of capped call transactions	—	(26,709)
Payment of debt issuance and financing costs	—	(9,350)
Net cash (used in) provided by financing activities	(60,499)	22,163
Effect of exchange rate changes on cash and cash equivalents	204	—
Net increase in cash and cash equivalents	23,710	93,755
Cash and cash equivalents, beginning of period	276,774	153,298
Cash and cash equivalents, end of period	$300,484	$247,053
See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 9

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)
	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$7,687	$6,988
Net cash paid for income taxes	$8,233	$4,667
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$1,431	$604
Excise tax on share repurchases included in accrued liabilities	$354	$121
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 10

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) delivers innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged six years and older, and postsurgical regional analgesia via an interscalene brachial plexus block in adults, a sciatic nerve block in the popliteal fossa in adults, and an adductor canal block in adults for postsurgical pain management (the safety and effectiveness of EXPAREL have not been established to produce postsurgical regional analgesia via other nerve blocks besides an interscalene brachial plexus nerve block, a sciatic nerve block in the popliteal fossa, or an adductor canal block). In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera®° to its commercial offering with the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve. The Company is also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee. PCRX-201 is the lead program from the Company’s proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, the Company acquired the remaining 81 percent equity interest in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portfolio of HCAd-based assets and research and development talent. For more information on the GQ Bio Acquisition, see Note 3, GQ Bio Therapeutics Acquisition.
Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies and potential generic entrants, reliance on revenue from three products, reliance on a limited number of wholesalers, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, tariffs, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity.
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
The condensed consolidated financial statements at June 30, 2025, and for the three and six-month periods ended June 30, 2025 and 2024, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2024 is derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current presentation. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 11

Concentration of Major Customers
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Largest wholesaler	31%	34%	32%	35%
Second largest wholesaler	26%	22%	26%	23%
Third largest wholesaler	21%	19%	21%	19%
Total	78%	75%	79%	77%
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The ASU amendment improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. The new segment disclosure requirements apply for entities with a single reportable segment. The Company adopted the standard for its interim and annual reporting which was applied retrospectively for all prior periods presented. The ASU’s amendment is effective for interim periods in fiscal years beginning after December 15, 2024. Refer to Note 17, Segment Information, for more information.
Recent Accounting Pronouncements Not Adopted as of June 30, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU amendment addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
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
NOTE 3—GQ BIO THERAPEUTICS ACQUISITION
On February 27, 2025, Pacira Therapeutics, Inc., a wholly-owned subsidiary of the Company, executed a securities purchase agreement to acquire the remaining 81% of GQ Bio for $30.6 million, net of working capital adjustments. Prior to the GQ Bio Acquisition, the Company owned approximately 19% of GQ Bio.
Included in the securities purchase agreement are payments of $7.8 million related to two employees’ payments to be recognized over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20% at each year’s respective anniversary. During the three and six months ended June 30, 2025, the Company accrued key employee holdback expenses of $1.1 million and $1.5 million, respectively. The key employee holdback is subject to continued employment, and therefore the accrued payments are recognized as research and development expense within the condensed consolidated statements of operations.
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 12

The following table reconciles the purchase price for the remaining 81% ownership to the total fair value of the GQ Bio Acquisition (in thousands):

Fair Value of Purchase Price Consideration	Amount
Cash consideration paid at closing	$17,604
Indemnification holdback	5,676
Cash payment of GQ Bio Acquisition transaction expenses	919
Settlement of previously invested note receivable	5,322
Settlement of pre-existing receivable	1,055
Purchase price consideration of 81% of GQ Bio	30,576
Prior 19% equity investment ownership of GQ Bio realized upon business combination	8,315
Total fair value of the GQ Bio Acquisition	$38,891
The Company has accounted for the GQ Bio Acquisition using the acquisition method of accounting and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its condensed consolidated financial statements from the acquisition date of February 27, 2025. A $5.7 million indemnification holdback established for potential unidentified liabilities will be settled within 18 months from the acquisition date. In conjunction with the GQ Bio Acquisition, the settlement of the Company’s prior equity investment and notes receivable in GQ Bio were part of the fair value of consideration exchanged. See Note 10, Financial Instruments, for additional information.
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 13

The following tables set forth the preliminary allocation of the GQ Bio Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

	Amounts Recognized at the Acquisition Date (as Previously Reported) (a)	Measurement Period Adjustments (b)	Amounts Recognized at the Acquisition Date (as Adjusted)
ASSETS ACQUIRED
Cash and cash equivalents	$1,884	$—	$1,884
Accounts receivable	900	—	900
Prepaid expenses and other assets	120	383	503
Fixed assets	364	—	364
Right-of-use assets	1,374	—	1,374
In-process research and development (IPR&D)	22,500	—	22,500
Other noncurrent assets	56	—	56
Total assets	$27,198	$383	$27,581
LIABILITIES ASSUMED
Accounts payable	$1,037	$(39)	$998
Accrued expenses	91	191	282
Lease liabilities	1,374	—	1,374
Deferred tax liability	6,750	(2,664)	4,086
Other liabilities	49	—	49
Total liabilities	9,301	(2,512)	6,789
Total identifiable net assets acquired	17,897	2,895	20,792
Goodwill	20,763	(2,664)	18,099
Total fair value of the GQ Bio Acquisition	$38,660	$231	$38,891
(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.
(b) Represents an adjustment to a deferred tax liability, unrecorded liabilities related to pre-acquisition expenses that were paid by the Company in 2025.
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
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to the value in establishing a research and development engine focused on supporting products akin to PCRX-201, assembling a dedicated workforce within a niche industry, obtained preclinical assets, as well as the synergies of merging operations. The acquired goodwill and IPR&D intangible asset are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of the acquired goodwill and IPR&D intangible asset. During the six months ended June 30, 2025, GQ Bio did not earn any revenue.
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 14

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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 15

Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net product sales:
EXPAREL	$142,917	$136,852	$279,446	$269,282
ZILRETTA	31,334	30,707	54,672	56,546
iovera°	5,588	5,674	10,711	10,704
Bupivacaine liposome injectable suspension	508	3,154	3,112	5,679
Total net product sales	$180,347	$176,387	$347,941	$342,211
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$40,932	$50,800
Work-in-process	11,080	27,384
Finished goods	96,151	47,098
Total	$148,163	$125,282
In July 2025, the Company announced it decommissioned its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California, and reduced its workforce accordingly. As a result, the Company reserved $1.0 million of raw materials during the six months ended June 30, 2025. For more information, see Note 18, Subsequent Events.
NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Machinery and equipment	$173,729	$160,643
Leasehold improvements	97,408	86,034
Computer equipment and software	25,232	23,473
Office furniture and equipment	1,952	1,952
Construction in progress	9,632	27,996
Total	307,953	300,098
Less: accumulated depreciation	(152,775)	(132,929)
Fixed assets, net	$155,178	$167,169
For the three months ended June 30, 2025 and 2024, depreciation expense was $13.0 million and $4.5 million, respectively. For the three months ended June 30, 2025 and 2024, there was none and $0.7 million of capitalized interest on the construction of manufacturing sites, respectively.
For the six months ended June 30, 2025 and 2024, depreciation expense was $19.8 million and $8.6 million, respectively. For the six months ended June 30, 2025 and 2024, there was $0.1 million and $1.4 million of capitalized interest on the construction of manufacturing sites, respectively.
As of June 30, 2025 and December 31, 2024, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located outside of the U.S. in the amount of $50.1 million and $51.1 million, respectively.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 16

As of both June 30, 2025 and December 31, 2024, the Company had asset retirement obligations of $4.2 million, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
In July 2025, the Company announced it decommissioned its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego and reduced its workforce accordingly. As a result, the Company recognized $5.5 million of accelerated depreciation expense during the six months ended June 30, 2025. For more information, see Note 18, Subsequent Events.
NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing facility at its Science Center Campus in San Diego, California. In 2025, the Company moved its principal executive offices to Brisbane, California. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services in Swindon, U.K. for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees have been allocated to the lease components based on a relative fair value basis. As part of the GQ Bio Acquisition in February 2025, the Company’s European offices were assumed and include a research and development lab and offices in Luckenwalde, Germany and administrative offices in Hamburg, Germany and each of Eupen and Liège, Belgium.
The Company had been recognizing sublease income for laboratory space leased in Woburn, Massachusetts from leases that were assumed as part of the Flexion Acquisition. In February 2024, the lease and sublease term concluded for the laboratory space in Woburn, Massachusetts. In April 2025, the lease and sublease term concluded for the office space in Burlington, Massachusetts.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fixed lease costs	$3,232	$3,460	$6,534	$6,957
Variable lease costs	576	289	1,115	783
Sublease income	(19)	(61)	(76)	(192)
Total	$3,789	$3,688	$7,573	$7,548
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for operating lease liabilities, net of lease incentives	$6,458	$6,429
Right-of-use assets recorded in exchange for lease obligations	$1,875	$—
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	June 30,
	2025	2024
Weighted average remaining lease term	4.79 years	5.58 years
Weighted average discount rate	6.91%	7.00%
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 17

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2025 (remaining six months)	$6,388
2026	12,789
2027	12,336
2028	11,188
2029	11,076
Thereafter	6,384
Total future lease payments	60,161
Less: imputed interest	(9,250)
Total operating lease liabilities	$50,911
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill arose from the GQ Bio Acquisition in February 2025. The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2023	$163,243
Goodwill impairment	(163,243)
Balance at December 31, 2024	—
Goodwill arising from the GQ Bio Acquisition	18,099
Foreign currency adjustments	2,201
Balance at June 30, 2025	$20,300
Intangible Assets
Intangible assets, net, consists of the in-process research and development, or IPR&D, from the GQ Bio Acquisition and Flexion Acquisition, developed technology from the Flexion Acquisition and MyoScience Acquisition and customer relationships from the MyoScience Acquisition are summarized as follows (dollar amounts in thousands):

June 30, 2025	Gross Carrying Value	Foreign Currency Adjustments	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$—	$(227,574)	$362,426	10 years, 5 months
Customer relationships	90	—	(56)	34	10 years
Total finite-lived intangible assets, net	590,090	—	(227,630)	362,460
Acquired IPR&D	57,366	2,737	—	60,103
Total intangible assets, net	$647,456	$2,737	$(227,630)	$422,563

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(198,934)	$391,066	10 years, 5 months
Customer relationships	90	(52)	38	10 years
Total finite-lived intangible assets, net	590,090	(198,986)	391,104
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(198,986)	$425,970
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 18

Amortization expense on intangible assets was $14.3 million for both the three months ended June 30, 2025 and 2024. Amortization expense on intangible assets was $28.6 million for both the six months ended June 30, 2025 and 2024.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $28.6 million for the remaining six months of 2025, $57.3 million each year from 2026 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 9—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2025	2024
Term loan A facility maturing March 2028 (1)	$97,828	$104,211
2.125% Convertible senior notes due May 2029	280,267	279,334
0.750% Convertible senior notes due August 2025 (2)	202,397	201,776
Total	$580,492	$585,321
(1) In July 2025, the Company repaid the indebtedness outstanding under its TLA Credit Agreement (as defined below) and terminated the TLA Credit Agreement concurrently with its entry into the Revolving Credit Facility (as defined below), as discussed in Note 18, Subsequent Events.
(2) The 0.750% Convertible senior notes matured and were repaid on August 1, 2025.
Revolving Credit Facility
On July 3, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank, and certain lenders, to, among other things, retire the indebtedness outstanding under its single-advance term loan A facility and provide ongoing working capital. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. Upon entering into the Credit Agreement, the Company borrowed $101.0 million under the Revolving Credit Facility.
For more information, see Note 18, Subsequent Events.
2028 Term Loan A Facility
On March 31, 2023, the Company entered into a credit agreement (as amended and/or restated to date, the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders. The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provided for a single-advance term loan A facility in the principal amount of $150.0 million, which was secured by substantially all of the Company’s and any subsidiary guarantor’s assets. The net proceeds of the TLA Term Loan were approximately $149.6 million after deducting an original issue discount of $0.4 million.
On May 8, 2024, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders entered into a first amendment (the “First TLA Amendment”) to the TLA Credit Agreement. The First TLA Amendment, among other things, permitted the Company’s share repurchase program and the Capped Call Transactions (as defined and described below).
The total debt composition of the TLA Term Loan was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Term loan A facility maturing March 2028 (1)	$98,750	$105,313
Deferred financing costs	(686)	(821)
Discount on debt	(236)	(281)
Total debt, net of debt discount and deferred financing costs	$97,828	$104,211
(1) In July 2025, the Company repaid the indebtedness outstanding under the TLA Credit Agreement and terminated it concurrently with its entry into the Revolving Credit Facility, as discussed in Note 18, Subsequent Events.
The TLA Term Loan was scheduled to mature on March 31, 2028 and the TLA Credit Agreement required quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023 and increased to $3.8 million on March 31, 2025, with an originally stated balloon payment of approximately $85.3 million due at maturity.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 19

The Company could elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing that was an alternate base rate borrowing bore interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing that was a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the Credit Agreement), plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the six months ended June 30, 2025, the Company made $6.6 million of voluntary principal prepayments. During the year ended December 31, 2024, the Company made $11.3 million of voluntary principal prepayments. As of June 30, 2025, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.43%.
As of June 30, 2025, the Company was in compliance with all financial covenants under the TLA Credit Agreement. In July 2025, the Company repaid the indebtedness outstanding under its TLA Credit Agreement and terminated the TLA Credit Agreement concurrently with its entry into the Revolving Credit Facility, which will result in a loss on extinguishment of debt of approximately $0.9 million. For more information, see Note 18, Subsequent Events.
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
The total debt composition of the 2029 Notes is as follows (in thousands):

	June 30,	December 31,
	2025	2024
2.125% convertible senior notes due May 2029	$287,500	$287,500
Deferred financing costs	(7,233)	(8,166)
Total debt, net of deferred financing costs	$280,267	$279,334
Holders may convert their 2029 Notes prior to the close of business on the business day immediately preceding November 15, 2028, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended June 30, 2025, the conditions for conversion were not met. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders may convert their 2029 Notes at any time.
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
As of June 30, 2025, the 2029 Notes had a market price of $979 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 20

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
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at June 30, 2025 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
Convertible Senior Notes Due 2025
In July 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), or 2025 Indenture, with respect to the 2025 Notes. The 2025 Notes accrued interest at a fixed rate of 0.750% per year, which was payable semiannually in arrears on February 1st and August 1st of each year.
In May 2024, the Company used part of the net proceeds from the issuance of the 2029 Notes to repurchase $200.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions at a discount for $191.4 million in cash (including accrued interest). The partial repurchase of the 2025 Notes resulted in a $7.5 million gain on early extinguishment of debt during the year ended December 31, 2024. The 2025 Notes matured and were repaid on August 1, 2025.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 21

The total debt composition of the 2025 Notes was as follows (in thousands):

	June 30,	December 31,
	2025	2024
0.750% convertible senior notes due August 2025	$202,500	$202,500
Deferred financing costs	(103)	(724)
Total debt, net of deferred financing costs	$202,397	$201,776
On August 1, 2025, the 2025 Notes matured and the Company settled the remaining outstanding principal balance of $202.5 million in cash.
Holders were able to convert their 2025 Notes at any time prior to the close of business on the business day immediately preceding February 3, 2025, only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sales price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (ii) during the five-business day period immediately after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2025 Indenture) per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events, including a merger or a sale of all or substantially all of the Company’s assets; or (iv) if the Company called the 2025 Notes for redemption, until the close of business on the business day immediately preceding the redemption date. These conditions for conversion were not met prior to February 3, 2025.
As of February 3, 2025, until the close of business on the second scheduled trading day immediately preceding August 1, 2025, holders could have converted their 2025 Notes at any time.
Upon conversion, holders would have received the principal amount of their 2025 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 40 consecutive trading days during the observation period (as more fully described in the 2025 Indenture). For both the principal and excess conversion value, holders could have received cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the 2025 Notes was 13.9324 shares of common stock per $1,000 principal amount, which was equivalent to an initial conversion price of $71.78 per share of the Company’s common stock. The initial conversion price of the 2025 Notes represented a premium of approximately 32.5% to the closing sale price of $54.17 per share of the Company’s common stock on the Nasdaq Global Select Market on July 7, 2020, the date that the Company priced the private offering of the 2025 Notes.
As of June 30, 2025, the 2025 Notes had a market price of $993 per $1,000 principal amount.
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 22

Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$3,823	$3,797	$7,685	$7,108
Amortization of debt issuance costs	849	763	1,694	1,444
Amortization of debt discount	23	23	45	47
Capitalized interest (Note 6)	—	(699)	(149)	(1,399)
Total	$4,695	$3,884	$9,275	$7,200

Effective interest rate on total debt	3.09%	2.99%	3.10%	2.98%
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes and its TLA Term Loan are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount of equity investments and convertible notes receivable without readily determinable fair values are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 23

At June 30, 2025, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$7,750	$—	$—	$7,750
Convertible notes receivable	$2,500	$—	$—	$2,500
Financial Liabilities:
Acquisition-related contingent consideration	$17,209	$—	$—	$17,209

Financial Liabilities Measured at Amortized Cost:
Term loan A facility due March 2028	$97,828	$—	$98,256	$—
2.125% convertible senior notes due 2029 (1)	$280,267	$—	$281,419	$—
0.750% convertible senior notes due 2025 (2)	$202,397	$—	$201,113	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $23.90 per share on June 30, 2025, compared to a conversion price of $39.56 per share. At June 30, 2025, as the conversion price was above the stock price, the requirements for conversion have not been met.
(2) The 0.750% Convertible senior notes matured and were repaid on August 1, 2025.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Equity and Convertible Note Investments
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments as follows (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2023	$15,877	$12,134	$28,011
Foreign currency adjustments	—	(236)	(236)
Balance at December 31, 2024	15,877	11,898	27,775
Purchases	—	1,250	1,250
Impairment	(4,000)	(7,000)	(11,000)
Realized gain of prior investments (1)	4,227	1,674	5,901
Settled investments (1)	(8,315)	(5,322)	(13,637)
Foreign currency adjustments	(39)	—	(39)
Balance at June 30, 2025	$7,750	$2,500	$10,250
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
During the three and six months ended June 30, 2025, an impairment of an equity investment and convertible note receivable totaling $11.0 million was recorded in other, net in the condensed consolidated statements of operations.
In June 2025, the Company invested $1.3 million in a convertible note receivable related to one of its existing early-stage strategic investments.
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition in the amount of $17.2 million and $20.2 million as of June 30, 2025 and December 31, 2024, respectively.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 24

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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three and six months ended June 30, 2025, the Company recognized contingent consideration gains of $0.4 million and $3.0 million, respectively, due to revisions to the latest discount rates. During the three months ended June 30, 2024, the Company recognized a contingent consideration charge of $1.5 million primarily due to revisions to the latest discount rates. During the six months ended June 30, 2024, the Company recognized a contingent consideration gain of $2.3 million primarily due to an adjustment reflecting the probability of achieving the remaining regulatory milestone under the Flexion Acquisition by the milestone expiration date. These adjustments were recorded within contingent consideration (gains) charges, acquisition-related expenses, restructuring and other in the condensed consolidated statements of operations. At June 30, 2025, the weighted average discount rate was 7.9%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of June 30, 2025
Discount rates	7.6% to 8.2%
Probability of payment for remaining regulatory milestone	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2023	$24,698
Fair value adjustments and accretion	(4,457)
Balance at December 31, 2024	20,241
Fair value adjustments and accretion	(3,032)
Balance at June 30, 2025	$17,209
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive (loss) income. At June 30, 2025 and December 31, 2024, all of the Company’s short-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, with the exception of U.S. government bonds, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 25

The following summarizes the Company’s short-term available-for-sale investments at June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$8,531	$—	$(1)	$8,530
Commercial paper	106,793	4	(26)	106,771
Corporate bonds	25,078	4	(6)	25,076
Yankee bond	5,002	1	—	5,003
Total	$145,404	$9	$(33)	$145,380

December 31, 2024 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$21,626	$43	$—	$21,669
Commercial paper	142,556	120	(55)	142,621
Corporate bonds	32,502	25	(5)	32,522
U.S. federal agency bonds	5,996	8	—	6,004
Yankee bond	5,012	13	—	5,025
Total	$207,692	$209	$(60)	$207,841
At June 30, 2025, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At June 30, 2025 and December 31, 2024, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.4 million and $0.5 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of June 30, 2025, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 21% and 16%. At December 31, 2024, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 18% and 16%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of June 30, 2025 and December 31, 2024, there were $0.5 million and $0.4 million of allowances for credit losses on the Company’s accounts receivable, respectively.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 26

NOTE 11—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$190	$153	$343
Net unrealized loss on investments, net of tax	(131)	—	(131)
Foreign currency translation adjustments	—	3,850	3,850
Balance at June 30, 2025	$59	$4,003	$4,062

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$124	$123	$247
Net unrealized loss on investments, net of tax (1)	(160)	—	(160)
Foreign currency translation adjustments	—	18	18
Balance at June 30, 2024	$(36)	$141	$105
(1) Net of a nominal and $0.1 million tax benefit for each of the six months ended June 30, 2025 and 2024.
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
On April 17, 2025, the Company announced that its Board of Directors approved a new share repurchase program, which replaced the previously authorized share repurchase program and was effective immediately, which authorizes the Company to repurchase up to an aggregate of $300.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026. During the six months ended June 30, 2025, the Company repurchased 1,955,589 shares of its common stock through open market transactions for $50.4 million which included less than $0.1 million of broker fees and was inclusive of $0.4 million of accrued excise tax. Refer to Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q for more information.
Repurchases of the Company’s common stock are accounted for at cost and recorded as treasury stock. The broker fees incurred and excise tax on repurchases of the Company’s common stock are recorded as a cost of acquiring treasury stock. Any reissued treasury stock will be accounted for at average cost. Gains or losses on reissued treasury stock arising from the difference between the average cost and the fair value of the award will be recorded in additional paid-in capital.
In addition to the Company’s share repurchase plan, during the six months ended June 30, 2025, the Company withheld 210,108 shares of its common stock to cover employee tax withholding obligations on restricted stock unit vests for $5.5 million. All shares of common stock withheld to cover employee tax withholding obligations are retired and are done so pursuant to the terms of the Company’s stock incentive plans and related equity grant agreements rather than the Company’s share repurchase plan.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 27

NOTE 12—STOCK PLANS
Stock Incentive Plans
The Pacira BioSciences, Inc. Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan, was originally adopted by its board of directors and approved by its stockholders in June 2011 and was amended and restated in June 2014, June 2016, June 2019, June 2021, June 2023 and June 2025. The June 2025 amendment and restatement and approval by the Company’s stockholders increased the number of shares of common stock authorized for issuance as equity awards under the 2011 Plan by 2,500,000 shares, which allows for the granting of incentive stock options, non-statutory stock options, restricted stock units and other stock-based awards.
In April 2014, the Company’s board of directors approved and adopted the Company’s 2014 Inducement Plan (the “2014 Inducement Plan”), pursuant to which awards could be made to new employees under the 2014 Inducement Plan for up to 175,000 shares of the Company’s common stock as a material inducement to such persons entering into employment with the Company. In December 2023, the board of directors, upon recommendation of the people and compensation committee of the board of directors (the “P&C Committee”), adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “First A&R Inducement Plan”) such that, among other things, an additional 642,093 shares of the Company’s common stock were reserved for issuance. In September 2024, the board of directors, upon the recommendation of the P&C Committee, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “Second A&R Inducement Plan”) to add an additional 707,907 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the Inducement Plan to 1,525,000. In January 2025, the board of directors, upon the recommendation of the P&C Committee, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated to date, the “Inducement Plan”) to add an additional 785,000 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the Inducement Plan to 2,310,000, of which 250,007 shares remain available for issuance as of June 30, 2025, and extend the term of the Inducement Plan such that it will now expire on January 18, 2035.
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
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$1,682	$1,259	$3,398	$2,387
Research and development	2,407	1,925	4,648	3,728
Selling, general and administrative	11,383	8,848	21,979	16,833
Contingent consideration (gains) charges, acquisition-related expenses, restructuring and other	—	492	—	2,727
Total	$15,472	$12,524	$30,025	$25,675

Stock-based compensation from:
Stock options	$4,309	$5,796	$8,749	$12,525
Restricted stock units	10,681	6,517	20,287	12,727
Employee stock purchase plan share options	482	211	989	423
Total	$15,472	$12,524	$30,025	$25,675
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 28

Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the six months ended June 30, 2025:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2024	6,845,618	$42.95
Granted	432,632	25.45
Forfeited	(21,074)	32.88
Expired	(414,815)	55.29
Outstanding at June 30, 2025	6,842,361	41.12

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2024	2,769,728	$32.07
Granted	2,355,965	26.11
Vested	(722,131)	37.04
Forfeited	(108,615)	28.77
Unvested at June 30, 2025	4,294,947	28.05
The weighted average fair value of stock options granted during the six months ended June 30, 2025 was $13.81 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Six Months Ended June 30, 2025
Expected dividend yield	None
Risk-free interest rate	4.19%
Expected volatility	57.8%
Expected term of options	5.14 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the six months ended June 30, 2025, 100,728 shares were purchased and issued through the ESPP.
NOTE 13—NET (LOSS) INCOME PER COMMON SHARE
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 29

Potential common shares are excluded from the diluted net (loss) income per common share computation to the extent they would be antidilutive.
The following table sets forth the computation of basic and diluted net (loss) income per common share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per common share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income—basic	$(4,847)	$18,886	$(35)	$27,865
2025 Notes if-converted method adjustment	—	762	—	1,790
Adjusted net (loss) income—diluted	$(4,847)	$19,648	$(35)	$29,655
Denominator:
Weighted average common shares outstanding—basic	45,459	46,174	45,867	46,337
Computation of diluted securities:
2025 Notes if-converted method adjustment	—	4,122	—	4,865
Dilutive effect of RSUs	—	239	—	162
Dilutive effect of ESPP share options	—	4	—	2
Weighted average common shares outstanding—diluted	45,459	50,539	45,867	51,366
Net income per common share:
Basic net (loss) income per common share	$(0.11)	$0.41	$(0.00)	$0.60
Diluted net (loss) income per common share	$(0.11)	$0.39	$(0.00)	$0.58
The following table summarizes the outstanding stock options, RSUs, ESPP share options and convertible senior notes that were excluded from the diluted net (loss) income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average number of stock options	6,858	7,311	6,921	7,486
2025 Notes	2,821	—	2,821	—
Weighted average number of RSUs	4,703	1,304	4,417	1,267
Weighted average ESPP share options	101	—	102	26
Total	14,483	8,615	14,261	8,779
NOTE 14—INCOME TAXES
(Loss) income before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) income before income taxes:
Domestic	$(4,214)	$36,996	$6,459	$50,653
Foreign	2,287	(412)	320	(429)
Total (loss) income before income taxes	$(1,927)	$36,584	$6,779	$50,224

Income tax expense	$2,920	$17,698	$6,814	$22,359
Effective tax rate	(152)%	48%	101%	45%
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 30

The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results, adjusted for certain discrete tax items.
The Company’s effective tax rate for the three and six months ended June 30, 2025 was primarily impacted by costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance.
The Company’s effective tax rate for the three and six months ended June 30, 2024 include costs related to non-deductible stock-based compensation, primarily related to expired stock options, and non-deductible executive compensation, partially offset by tax credits
As of both June 30, 2025 and December 31, 2024, the Company had an income tax payable balance of $5.1 million that was included in other liabilities within the condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, the Company had $0.9 million and $0.7 million, respectively, of current income taxes payable that is included in accrued expenses within the condensed consolidated balance sheet.
The income tax provision for the year ended December 31, 2025 may be impacted by recent federal legislation known as the One Big Beautiful Bill Act. See Note 18, Subsequent Events, for more information.
NOTE 15—CONTINGENT CONSIDERATION (GAINS) CHARGES, ACQUISITION-RELATED EXPENSES, RESTRUCTURING AND OTHER
Contingent consideration (gains) charges, acquisition-related expenses, restructuring and other for the six months ended June 30, 2025 and 2024 summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contingent consideration (gains) charges	$(357)	$1,509	$(3,032)	$(2,297)
Restructuring charges	—	996	—	6,531
Acquisition-related expenses	991	230	2,502	404
Legal settlement	—	—	7,000	—
Total contingent consideration (gains) charges, acquisition-related expenses, restructuring and other	$634	$2,735	$6,470	$4,638
Flexion Acquisition Contingent Consideration
The Company recognized gains of $0.4 million and $3.0 million related to contingent consideration arising from the Flexion Acquisition during the three and six months ended June 30, 2025, respectively. The Company recognized $1.5 million of charges and $2.3 million of gains related to contingent consideration during the three and six months ended June 30, 2024, respectively. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In February 2024, the Company initiated a restructuring plan designed to ensure it is well positioned for long-term growth. The restructuring plan included: (i) reshaping the executive team, (ii) reallocating efforts and resources from its ex-U.S. and certain early-stage development programs to its U.S. commercial portfolio in the U.S. market and (iii) reprioritizing investments to enhance key commercial capabilities and expand EXPAREL utilization. The Company recognized $1.0 million and $6.5 million of restructuring charges for the three and six months ended June 30, 2024, respectively, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 31

The Company’s restructuring charges, including the beginning and ending liability balances, are summarized below (in thousands):

	Employee Termination Benefits (1)	Contract Termination Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred	3,220	1,709	4,929
Cash payments made / settled	(1,985)	(20)	(2,005)
Balance at December 31, 2024	1,235	1,689	2,924
Cash payments made / settled	(1,095)	(1,689)	(2,784)
Balance at June 30, 2025	$140	$—	$140
(1) During the year ended December 31, 2024, there was $3.6 million of employee termination benefits related to share-based compensation excluded from the table above as they are non-cash and recorded against additional paid-in capital.

In July 2025, the Company announced it decommissioned its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California and reduced its workforce accordingly. Refer to Note 18, Subsequent Events, for information on this restructuring.
Acquisition-Related Expenses
The Company recognized acquisition-related expenses of $1.0 million and $2.5 million during the three and six months ended June 30, 2025, respectively. These costs primarily related to third-party services and legal fees associated with the GQ Bio Acquisition. See Note 3, GQ Bio Therapeutics Acquisition, for more information.
The Company recognized acquisition-related expenses of $0.2 million and $0.4 million during the three and six months ended June 30, 2024, respectively. These costs primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition.
Legal Settlement
The Company recognized $7.0 million of costs during the six months ended June 30, 2025 related to the legal settlement of the patent infringement suits against eVenus, Jiangsu Hengrui and Fresenius (each as defined below). For more information, see Note 16, Commitments and Contingencies.
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
MyoScience Milestone Litigation
In August 2020, the Company and its subsidiary, Pacira CryoTech, Inc. (“Pacira CryoTech”), filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience, Inc. and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “MyoScience Merger Agreement”), specifically related to the achievement of certain milestone payments under the MyoScience Merger Agreement. In October 2020, Fortis filed an answer and counterclaim against the Company and Pacira CryoTech seeking to recover certain milestone payments under the MyoScience Merger Agreement.
A trial was conducted in September 2023. In January 2025, the Court issued its decision, finding that the disputed milestones were not met and therefore granted judgment to the Company in full. In March 2025, the Company filed a motion to recover attorney fees, and the parties subsequently agreed to settle the amount of expenses owed to the Company, whereby Fortis agreed to pay the Company $5.2 million and waived its rights to appeal the decision. A final judgment and order was
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 32

entered in April 2025. The $5.2 million payment received was accounted for as a recovery of losses and recorded against selling, general and administrative expense in the six months ended June 30, 2025 within the condensed consolidated statement of operations, consistent to where the previous expenses were recorded.
eVenus Pharmaceutical Laboratories Litigations
In October 2021, December 2021, April 2023 and May 2024, the Company received Notice Letters advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the United States Food and Drug Administration, or FDA, an Abbreviated New Drug Application, or ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic bupivacaine liposome injectable suspension in the U.S. prior to the expiration of certain of the Company’s U.S. patents.
Beginning in November 2021, the Company filed various patent infringement suits against eVenus, its parent company (Jiangsu Hengrui Pharmaceuticals, Co. Ltd., or Jiangsu Hengrui) and Fresenius Kabi USA, LLC, or Fresenius, (together, the “ANDA filers”) in the U.S. District Court for the District of New Jersey asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent) (21-cv-19829), U.S. Patent No. 11,179,336 (the ‘336 patent) (22-cv-00718), U.S. Patent No. 11,426,348 (the ‘348 patent) (23-cv-02367), U.S. Patent Nos. 11,819,574 (the ‘574 patent) and 11,819,575 (the ‘575 patent) (24-cv-06294), and U.S. Patent No. 11,925,706 (the ‘706 patent) (24-cv-07680). In December 2024, the Company filed a patent infringement suit against Fresenius and Jiangsu Hengrui in the Northern District of Illinois (24-cv-12416) asserting that the ANDA products will infringe U.S. Patent No. 12,156,940 (the ‘940 patent). Also in December 2024, the ANDA filers filed an action for declaratory judgment of non-infringement and invalidity with respect to the ‘940 patent in the District Court of New Jersey (24-cv-11014).
On April 7, 2025, the Company, along with its operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the ANDA filers with respect to the litigations noted above. Pursuant to the settlement agreement, the ANDA filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, the Company agreed to provide the ANDA filers with a license to the Company’s patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, the Company has agreed to provide the ANDA filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of the Company’s expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, the Company paid the ANDA filers $7.0 million. This legal settlement cost was recorded within contingent consideration (gains) charges, acquisition-related expenses, restructuring and other in the six months ended June 30, 2025 in the Company’s condensed consolidated statement of operations.
Argentum Request for Ex Parte Reexamination of ‘495 Patent
On October 3, 2024, Argentum Pharmaceuticals LLC, or Argentum, filed a Request for Ex Parte Reexamination of the ‘495 patent. Specifically, Argentum alleged that claims 1, 7 and 8 of the ‘495 patent are obvious and cite to U.S. Patent No. 9,585,838 (the ‘838 patent) and the Physician’s Desk Reference in support of its allegation. In response, the Company submitted rebuttal evidence, certain claim amendments, and new claims. Claim 7 was withdrawn from the reexamination due to the finality of the judgment in the eVenus litigation, and claim 1 was canceled. The USPTO agreed with the Company’s position and issued a Notice of Intent to Issue Ex Parte Reexamination Certificate on June 23, 2025, which indicated the allowability of amended claim 8 and new claims 23-110. Claims 2-6 and 9-22 of the ‘495 Patent were not subject to reexamination. The Company expects the Reexamination Certificate to issue in the second half of the year.
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 33

Shareholder Derivative Action
On June 16, 2025, a Shareholder Derivative suit, Young v. Lee, et al, was filed in the District of New Jersey (25-cv-11841). The complaint alleges that certain officers and members of the Company’s board of directors breached their fiduciary duties by making materially false and misleading statements and/or concealed material adverse facts concerning EXPAREL patents. The Company has not yet been served, and the Company is unable to predict the outcome of this litigation at this time.
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s ‘495 patent was issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement ended on December 24, 2021 with the expiration of the ‘838 patent. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit sought a declaration from the court that the Company owed no royalties to RDF with respect to its EXPAREL product after December 24, 2021.
In August 2023, the U.S. District Court, District of Nevada granted the Company’s motion for partial summary judgment in respect to the Company’s claim for a declaration that it no longer owes royalties for EXPAREL made under its 45-liter batch manufacturing process as of December 24, 2021. A trial as to whether royalties were owed on EXPAREL made under the Company’s enhanced, larger-scale manufacturing process was conducted in September 2024. In April 2025, the Court issued judgment in favor of the Company. As a result, the low single-digit royalty that the Company had been paying RDF is eliminated, and the Company sought repayment of up to $23.1 million, plus interest, from RDF, representing the royalties that the Company paid to RDF under protest on the collection of revenues of EXPAREL that occurred after December 24, 2021.
In June 2025, the U.S. District Court for the District of Nevada issued judgment in favor of the company declaring that RDF is required to repay Pacira $23.1 million in royalties on EXPAREL sales that were previously paid under protest. The Nevada Court also awarded Pacira an additional interest payment of $5.2 million in statutory interest on the royalties paid under protest. In July 2025, the Company received the $28.3 million cash payment and will recognize the amount in its condensed consolidated financial statements in the third quarter of 2025 when the cash related to the judgment was received by the Company.
Other Commitments and Contingencies
Johnson & Johnson MedTech
In July 2025, the Company entered into a co-promotion agreement (the “J&J Agreement”), with Johnson & Johnson MedTech, or J&J MedTech, to market and promote the use of ZILRETTA for OA knee pain in the U.S. J&J MedTech’s specialized early intervention sales force will extend the reach of ZILRETTA beyond orthopedic practices, into multiple new physician specialties, including sports medicine, osteopathy, pain management and rheumatology.
Under the J&J Agreement, J&J MedTech is the exclusive third-party co-promoter for ZILRETTA in the U.S. The initial term of the J&J Agreement extends through 2031 with an option to extend under mutual agreement.
The Company will continue to recognize all revenue from sales of ZILRETTA. As compensation for its promotional efforts, for the first 12 months of the J&J Agreement the Company will pay J&J MedTech a minimum monthly commission. For the remaining term of the agreement, Pacira will pay a tier-based commission with higher commission percentages earned at higher annual ZILRETTA sales levels. J&J MedTech will receive a tiered commission ranging from low single digits to double digits.
The Company and J&J MedTech have mutual termination rights under the J&J Agreement, subject to certain terms, conditions and advance notice requirements, provided that the Company or J&J MedTech generally may not terminate the J&J Agreement, without cause, within one year of the effective date of the J&J Agreement. The Company also has additional unilateral termination rights under certain circumstances. The J&J Agreement contains customary representations, warranties, covenants and confidentiality provisions, as well as mutual indemnification obligations. J&J MedTech is also subject to certain obligations and restrictions, including required compliance with certain laws and regulations and the Company’s policies, in connection with fulfilling their obligations under the J&J Agreement.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 34

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
The Company has successfully completed Part 1 of a pediatric study in children aged two to less than six years of age. As a result, the Company is implementing Part 2 of the pediatric study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
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
Purchase Obligations
In July 2025, the Company entered into a non-cancelable contractual commitment of approximately $4.0 million and $5.5 million in 2025 and 2026, respectively.
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
There are significant expense categories and amounts that are regularly provided to the CODM. These expense categories differ from what is disclosed in the Company’s financial results. The table below reconciles the significant expense categories provided to the CODM to the Company’s expenses as disclosed under GAAP (in thousands):
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 35

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$181,099	$178,023	$350,022	$345,140
Less:
Adjusted cost of goods sold	32,663	43,003	65,253	89,291
Adjusted research and development	24,686	18,413	47,787	34,848
Adjusted selling and marketing	50,964	39,047	106,535	78,482
Adjusted general and administrative	26,231	19,937	46,840	44,266
Stock-based compensation	15,472	12,524	30,025	25,675
Amortization of acquired intangible assets	14,322	14,322	28,644	28,644
Changes in the fair value of contingent consideration	(357)	1,509	(3,032)	(2,297)
Other	8,619	1,028	17,481	4,779
Total operating expenses	172,600	149,783	339,533	303,688
Total other (expense) income, net	(10,426)	8,344	(3,710)	8,772
(Loss) income before income taxes	(1,927)	36,584	6,779	50,224
Income tax expense	(2,920)	(17,698)	(6,814)	(22,359)
Net (loss) income	$(4,847)	$18,886	$(35)	$27,865
For information on the Company’s fixed assets located outside of the U.S., refer to Note 6, Fixed Assets.
NOTE 18—SUBSEQUENT EVENTS
Debt
Revolving Credit Facility
On July 3, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank, and certain lenders, to, among other things, refinance the indebtedness outstanding under the Company’s TLA Credit Agreement and provide ongoing working capital.
The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. The credit facility is secured by substantially all of the Company’s and each subsidiary guarantor’s assets and is scheduled to mature on July 3, 2030, subject to certain exceptions set forth in the Credit Agreement. Subject to certain conditions, the Company may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of any existing class of term loans by requesting one or more incremental term facilities in an aggregate principal amount not to exceed the greater of $225.0 million and 100% of Consolidated Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) (as defined in the Credit Agreement).
Each revolving loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to (i) a base rate, plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.25%. Each revolving loan borrowing which is a term benchmark borrowing or daily simple SOFR (as defined in the Credit Agreement) borrowing will bear interest at a rate per annum equal to (i) a forward-looking term rate based on SOFR or a rate determined by reference to the daily simple SOFR, plus (ii) a spread based on the Company’s Senior Secured Net Leverage Ratio ranging from 2.50% to 3.25%.
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions.
The Company incurred financing fees of approximately $2.1 million which will be recorded as a noncurrent other asset on the Company’s condensed consolidated balance sheet in the third quarter of 2025. The financing fees will be amortized over the term of the Credit Agreement.
Upon entering into the Credit Agreement, the Company borrowed $101.0 million under the Revolving Credit Facility.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 36

Termination of the 2028 Term Loan A Facility
On July 3, 2025, the Company used a portion of the $300.0 million of Revolving Credit Facility to repay the remaining indebtedness outstanding under the TLA Credit Agreement, which consisted of $98.8 million and its final interest payment of $0.1 million, and terminated the TLA Credit Agreement. The Company did not incur any prepayment penalties or fees in connection with the termination of the TLA Credit Agreement. The prepayment resulted will result in a loss on extinguishment of debt of approximately $0.9 million which will be recognized during the three months ended September 30, 2025.
Maturity and Repayment of the Convertible Senior Notes Due 2025
On August 1, 2025, the 2025 Notes matured and the Company settled the remaining outstanding principal balance of $202.5 million in cash.
Restructuring
On July 9, 2025, as a result of improving manufacturing efficiencies for EXPAREL, the Company instituted a reduction in force at the Company’s Science Center Campus in San Diego, California. The Company’s enhanced efficiencies are the result of its multi-year investment in two large-scale 200+ liter batch manufacturing suites located in San Diego and Swindon, U.K., which commenced commercial production in 2024 and 2021, respectively.
The Company’s two large-scale manufacturing suites are capable of producing bulk EXPAREL volumes that are approximately four-fold greater than the Company’s first-generation 45-liter batch manufacturing process. The Company believes these larger manufacturing suites provide ample capacity for meeting the growing demand and improving gross margins for EXPAREL through a meaningfully more favorable cost structure and manufacturing yields versus the 45-liter batch process. As a result, the Company decommissioned its 45-liter EXPAREL batch manufacturing suite located in San Diego and reduce its workforce accordingly.
The reduction impacted 71 employees or approximately 8% of the Company’s total workforce. The Company currently estimates that it will recognize pre-tax employee termination benefit charges during the three months ended September 30, 2025, in a range of approximately $2.4 million to $2.8 million cash-based charges, under Accounting Standards Codification 420—Liabilities for Exit or Restructuring Activities. These employee termination benefits consist of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits.
This reduction in the workforce is subject to local regulatory requirements which the Company expects to recognize the majority in the third quarter of 2025. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the workforce reduction.
As noted in Note 5, Inventories, and Note 6, Fixed Assets, the Company reserved $1.0 million of inventory and recognized $5.5 million of accelerated depreciation expense during the six months ended June 30, 2025 associated with the decommission of the 45-liter manufacturing assets.
U.S. Tax Reform
In July 2025, federal legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was enacted, resulting in changes to U.S. federal income tax law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. In accordance with Accounting Standards Codification 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring its estimated U.S. deferred tax assets and liabilities. The Company is in the process of assessing the impacts from the OBBBA on its income tax positions and its consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 37

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: '5x30', our growth and business strategy, our future outlook, our intellectual property and patent terms, our future growth potential and future financial and operating results and trends, our plans, objectives, expectations (financial or otherwise) and intentions, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio and product development programs, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act, the expected cost savings and benefits of a July 2025 reduction in force and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the failure to realize the anticipated benefits and synergies from the acquisition of GQ Bio Therapeutics GmbH; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including tariffs, inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera®°; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA, iovera° and any of our other product candidates, including PCRX-201 (enekinragene inzadenovec); the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of U.S. Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company and the anticipated funding or benefits of our share repurchase program.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and in other reports filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” the “Company,” the “Registrant,” “our,” “us” and “we” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 38

Overview
Pacira’s mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. Our long-acting, local analgesic EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is a long-acting, non-opioid option proven to manage postsurgical pain. EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc. in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA, the first and only extended-release, intra-articular, or IA, injectable therapy that can provide major relief for osteoarthritis, or OA, knee pain for three months and has the potential to become an alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. With the acquisition of MyoScience, Inc. in April 2019 (the “MyoScience Acquisition”), we acquired iovera°, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and iovera° are highly complementary products as long-acting, non-opioid therapies that alleviate pain. We are also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee. PCRX-201 is the lead program from our proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, we acquired the remaining 81 percent equity interest in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portion of HCAd-based assets and research and development talent. For more information on the GQ Bio Acquisition, see Note 3, GQ Bio Therapeutics Acquisition, to our condensed consolidated financial statements included herein.
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
Global Economic Conditions, Inflation and Tariffs
Direct and indirect effects of global economic conditions have in the past, and may continue to, negatively impact our business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation or the imposition of tariffs, which could, among other things, result in higher costs for raw materials, equipment and other goods and services; cause patients to defer or cancel medical procedures, thereby adversely impacting our revenues; and negatively impact our suppliers which could result in longer lead-times or the inability to procure a sufficient supply of materials.
While there has been no material impact on our business related to tariffs to date, the current macroeconomic environment remains dynamic and subject to rapid and possibly material changes. For instance, the U.S. government may in the future pause, reimpose or increase tariffs and foreign governments have, and in the future may, impose retaliatory trade protection measures. Our business may be impacted by ongoing risks associated with global macroeconomic conditions, including international relations and trade disputes. For example, and most notably for us, the active pharmaceutical ingredient for both EXPAREL and ZILRETTA are sourced from outside the U.S. In July 2025, the U.S. and the European Union, or E.U., agreed to a trade deal that sets a 15% tariff on imports from the E.U., including branded pharmaceuticals, subject to Section 232 of the Trade Expansion Act of 1962.
Such tariffs imposed by the U.S. and/or other countries that are currently in effect, or anticipated to take effect in the future, could increase our manufacturing and operating expenses in future periods, including the cost to deliver our products to commercial markets, the cost to source raw materials for the manufacturing of our products and the cost of materials used in our research and development activities. The imposition of future tariffs impacting our industry, the magnitude of response by other countries to such tariffs and the length of time such tariffs are in effect may also increase uncertainty and adversely impact our business.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 39

Recent Highlights

•In July 2025, we entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank, and certain lenders (the “Credit Agreement”), to, among other things, refinance the $100.0 million indebtedness outstanding under our existing term loan A credit facility and provide ongoing working capital. The Credit Agreement provides for a senior secured revolving credit facility in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is secured by substantially all of our and each of our subsidiary guarantor’s assets and matures on July 3, 2030, subject to certain exceptions set forth in the Credit Agreement.
For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein.
•During the second quarter of 2025, the U.S. Patent and Trademark Office, or USPTO, issued U.S. Patent No. 12,318,483 (the ‘483 patent), claiming composition of EXPAREL manufactured by an enhanced process from our large-scale batch process in San Diego, California, which demonstrated a more consistent stability profile as measured by an in-vitro release assay (IVRA). In addition, the USPTO also issued U.S. Patent No. 12,296,047 (the ‘047 patent), claiming EXPAREL composition. We now have 20 EXPAREL patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The ‘047 patent expires in January 2041 and the ‘483 patent expires in July 2044.
In addition, we secured a favorable reexamination result of U.S. Patent No. 11,033,495 (the ‘495 patent) from the USPTO. The ‘495 patent will be reissued with amended claims that strengthen the patent.
•In June 2025, we presented three-year safety and efficacy data of PCRX-201 following a single IA injection for moderate to severe knee OA at the European Alliance of Associations for Rheumatology (EULAR) Annual Congress in Barcelona, Spain. The data show that a single intra-articular injection of PCRX-201 was well tolerated and produced sustained improvements in pain, stiffness, and function through three years in patients with moderate-to-severe OA of the knee. The open-label, Phase 1 trial investigated the safety and efficacy of PCRX-201 administered by ultrasound-guided intra-articular injection in 72 patients aged 30 to 80 who remained in the trial for three years.
•In July 2025, we announced a strategic collaboration with Johnson & Johnson MedTech, or J&J MedTech, to significantly expand the market reach of ZILRETTA, leveraging J&J MedTech’s specialized early intervention sales force to co-promote ZILRETTA to existing and new customers. This agreement is expected to significantly expand access and extend reach across a large portion of the seven million IA knee injections administered to patients annually in the U.S.
Science Center Campus Reduction in Force
In July 2025, as a result of improving manufacturing efficiencies for EXPAREL, we instituted a reduction in force at our Science Center Campus in San Diego, California. Our enhanced efficiencies were the result of our multi-year investment in two large-scale 200+ liter batch manufacturing suites located in San Diego and Swindon, United Kingdom, which commenced commercial production in 2024 and 2021, respectively. Our two large-scale manufacturing suites are capable of producing bulk EXPAREL volumes that are approximately four-fold greater than our first-generation 45-liter batch manufacturing process, and we believe these larger manufacturing suites provide ample capacity for meeting the growing demand and improving gross margins for EXPAREL through a meaningfully more favorable cost structure and manufacturing yields versus the 45-liter batch process. As a result, and after careful consideration, we decided to decommission our 45-liter EXPAREL batch manufacturing suite located in San Diego and reduce our workforce accordingly.
The reduction impacted 71 employees or approximately 8% of our total workforce. We currently estimate that we will recognize pre-tax charges to our third quarter 2025 financial results of approximately $2.4 million to $2.8 million related to employee termination benefits, consisting of garden leave and severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits and other costs. In June 2025, we reserved $1.0 million of inventory and recognized $5.5 million of accelerated depreciation expense associated with the decommissioning of the 45-liter manufacturing assets.
This reduction in the workforce is subject to local regulatory requirements and we expect to recognize the majority of these charges in the third quarter of 2025. The reduction in the workforce is anticipated to lead to an annual reduction in operating expenses of approximately $13.0 million, which does not reflect the one-time expenses associated with the workforce reduction. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the workforce reduction.
For more information, see Note 18, Subsequent Events, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 40

EXPAREL

In the U.S., EXPAREL is currently indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa, and adductor canal block in adults. Safety and efficacy have not been established in other nerve blocks. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We are currently advancing a registration program for EXPAREL in pediatric patients under six years of age.

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
We have successfully completed Part 1 of a pediatric study in children aged two to less than six years of age. We are implementing Part 2 of the pediatric study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
ZILRETTA

ZILRETTA is the first and only extended-release, single-shot corticosteroid IA injection therapy for OA knee pain. ZILRETTA employs a proprietary, extended-release microsphere technology combining triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid, with a poly lactic-co-glycolic acid, or PLGA, matrix to provide extended pain relief. PLGA is a proven extended-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the IA space and is used in other approved drug products and surgical devices. The ZILRETTA microspheres slowly and continuously release TA into the knee to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks. ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter.

We are advancing a Phase 3 registration study to evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder.

ZILRETTA Clinical Benefits

ZILRETTA combines TA with a proprietary, extended-release microsphere technology to administer extended therapeutic concentrations in the joint and persistent analgesic effect. Based on the strength of both its pivotal and other clinical trials, we believe that ZILRETTA represents an important treatment option for the millions of patients in the U.S. in need of safe and effective extended relief from OA knee pain. The pivotal Phase 3 trial showed that ZILRETTA significantly reduced OA knee pain for 12 weeks, with some people experiencing pain relief through 16 weeks. We believe that ZILRETTA has the potential to become the corticosteroid of choice given its safety and efficacy profile, and the fact that it is the first and only extended-release corticosteroid on the market. In August 2021, the American Association of Orthopaedic Surgeons, or AAOS, updated its evidence-based clinical practice guidelines, finding ZILRETTA can improve patient outcomes over traditional immediate-release corticosteroids.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 41

iovera°

The iovera° system is a non-opioid, handheld cryoanalgesia device used to deliver precise, controlled doses of cold temperature to targeted nerves. It is FDA 510(k) cleared in the U.S., has a CE mark in the E.U., and is cleared for marketing in Canada for the blocking of pain. We believe that iovera° is highly complementary to EXPAREL and ZILRETTA as a non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days.

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
Surgical intervention is typically a last resort for patients suffering from knee OA pain. Treatment with iovera° has demonstrated effectiveness for managing pain associated with knee replacements. Specifically, findings demonstrated reductions in opioids, including:
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
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 42

Innovations in Genicular Outcomes Registry (IGOR)
We are currently sponsoring a prospective, real-world registry called the Innovations in Genicular Outcomes Registry, or IGOR, which is a patient-focused registry governed in collaboration with a steering committee of scientific experts that evaluates clinical, economic- and health-related patient-reported outcomes in patients who have received any treatment for knee OA pain, including TKA, for a minimum of 18 months. A unique feature of IGOR is that if patients receive additional treatments for OA, data capture resets so that outcomes of their treatment journey can be followed over multiple years. Unlike in clinical studies, treatment decisions in IGOR are decided by physicians and patients in a shared decision-making manner rather than being driven by treatment assignment, so that outcomes are truly those from real-world applications. The IGOR registry is tracking outcomes of iovera°, ZILRETTA and EXPAREL, as well as comparator treatments. Early outcomes from IGOR have shown that patients who receive iovera° prior to undergoing TKA experience less pain, improved function and improved sleep for six months after surgery versus patients who do not receive iovera°.
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
The HCAd Vector Platform
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
Lower dose levels and efficient delivery of genes into cells means that thousands of doses can be produced in a single batch. As a result, we expect that any therapies built on the HCAd platform would have a commercially attractive and viable cost of goods profile.

Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 43

Clinical Development Programs

PCRX-201
PCRX-201 is the lead program from our HCAd platform and we believe it underscores its promise for treating common diseases given its encouraging data in OA. PCRX-201 is targeting the IL-1 pathway, which triggers inflammation in response to pathogens and cellular stress. IL-1Ra is a core regulator of this pathway and helps to keep inflammation in balance by turning off the IL-1 pathway when it’s not needed. As people get older, their bodies have a more challenging time maintaining that balance resulting in chronic IL-1-driven inflammation that eventually causes joint damage and pain.
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
ASCEND will evaluate two doses of PCRX-201, Dose A is 1.4 x 1010 genome copies and Dose B is 1.4 x 1011 genome copies. Patients are being randomized 1:1:1 to Dose A, Dose B or saline. All cohorts will receive concurrent pretreatment with an IA corticosteroid (methylprednisolone 40 mg), a technique common in gene therapy dosing to improve tolerability and gene transfer.
Part A of the study will randomize approximately 45 patients and Part B will randomize approximately 90 patients. The drug product used in Part B of the study will be manufactured using our newly developed, suspension-based batch manufacturing process intended for commercial scale-up. We have surpassed 50% enrollment in Part A of the study, and we expect to complete enrollment in Part A of the study before the end of 2025 and report results from a pre-specified interim analysis before the end of 2026.
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
PCRX-201 has received Regenerative Medicine Advanced Therapy, or RMAT, designation from the FDA and Advanced Therapy Medicinal Products, or ATMP, designation from the EMA. RMAT and ATMP are regulatory programs designed to expedite the development and review processes for promising therapies targeting a significant unmet need with preliminary clinical evidence indicating that the therapy has the potential to offer a major advantage over existing treatments.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 44

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
Commercial expansion
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

* Innovations in Genicular Outcomes Registry

Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 45

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U., and the United Kingdom; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada and the E.U. and (iv) sales of our bupivacaine liposome injectable suspension product for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Net product sales:
EXPAREL	$142,917	$136,852	4%	$279,446	$269,282	4%
ZILRETTA	31,334	30,707	2%	54,672	56,546	(3)%
iovera°	5,588	5,674	(2)%	10,711	10,704	0%
Bupivacaine liposome injectable suspension	508	3,154	(84)%	3,112	5,679	(45)%
Total net product sales	180,347	176,387	2%	347,941	342,211	2%
Royalty revenue	752	1,636	(54)%	2,081	2,929	(29)%
Total revenues	$181,099	$178,023	2%	$350,022	$345,140	1%
EXPAREL revenue increased 4% in both the three and six months ended June 30, 2025 versus 2024. Components of the increase included a 6% and 4% increase in gross vial volume in the three and six months ended June 30, 2025 versus 2024, respectively, which was partially offset by a shift in product mix. EXPAREL revenue was also positively impacted by a 1% increase in net selling price per unit in both the three and six months ended June 30, 2025 versus 2024, related to a January 2025 price increase, partially offset by increases in sales-related allowances as a result of group purchasing organization contracting.
ZILRETTA revenue increased 2% in the three months ended June 30, 2025 versus 2024 due to a 4% increase in net selling price per unit, partially offset by a 2% decrease in kit volume. ZILRETTA revenue decreased 3% in the six months ended June 30, 2025 versus 2024 due to a 6% decrease in kit volume, partially offset by a 3% increase in net selling price per unit. Both periods’ increase in net selling price per unit is related to a 4% increase in gross selling price per unit, partially offset by higher sales-related allowances. ZILRETTA volume was impacted by the onboarding of a new field-based team to support ZILRETTA after realigning our existing sales force to focus on EXPAREL. This transition impacted sales in 2025 as ZILRETTA is a promotionally sensitive product.
Net product sales of iovera° decreased 2% and was flat in the three and six months ended June 30, 2025 versus 2024, respectively, driven by decreases in Smart Tip net selling prices per unit of 7% and 3%, partially offset by increases in Smart Tip volume of 4% and 2%.
Bupivacaine liposome injectable suspension revenue decreased 84% and 45% in the three and six months ended June 30, 2025 versus 2024, respectively, due to timing of orders placed. Its related royalties decreased 54% and 29% in the three and six months ended June 30, 2025 versus 2024, respectively, primarily due to both the timing of orders placed for veterinary use and the sales mix of vial sizes.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 46

The following tables provide a summary of activity with respect to our sales-related allowances and accruals related to EXPAREL and ZILRETTA for the six months ended June 30, 2025 and 2024 (in thousands):

June 30, 2025	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2024	$1,600	$1,308	$4,875	$4,863	$1,707	$14,353
Provision	702	6,918	11,189	76,044	1,813	96,666
Payments	(267)	(6,838)	(11,320)	(76,113)	(1,815)	(96,353)
Balance at June 30, 2025	$2,035	$1,388	$4,744	$4,794	$1,705	$14,666

June 30, 2024	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2023	$1,868	$1,308	$3,697	$5,870	$1,175	$13,918
Provision	1,014	6,199	9,985	54,533	1,334	73,065
Payments	(664)	(6,287)	(9,850)	(55,058)	(715)	(72,574)
Balance at June 30, 2024	$2,218	$1,220	$3,832	$5,345	$1,794	$14,409
Total reductions of gross product sales from sales-related allowances and accruals were $96.7 million and $73.1 million, or 21.7% and 17.6% of gross product sales, for the six months ended June 30, 2025 and 2024, respectively. The overall 4.1% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts.

Cost of Goods Sold
Cost of goods sold primarily relates to the costs to produce, package and deliver our products to customers. These expenses include labor, raw materials, manufacturing overhead and occupancy costs, depreciation of facilities, quality control and engineering. In 2024, the cost of royalty payments were also a component of cost of goods sold.
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Cost of goods sold	$40,866	$44,262	(8)%	$75,172	$91,678	(18)%
Gross margin	77%	75%		79%	73%
Gross margin increased two and six percentage points in the three and six months ended June 30, 2025 versus 2024, respectively, primarily due to lower EXPAREL inventory reserves and improved EXPAREL and ZILRETTA product costs due to higher volumes manufactured in order to enhance the level of inventory on hand. These increases were partially offset by accelerated depreciation of fixed assets impacted by the decommissioning of our 45-liter EXPAREL batch manufacturing suite at our Science Center Campus in San Diego, California. For more information, see Note 18, Subsequent Events, to our condensed consolidated financial statements included herein.
Additionally, in April 2025, the U.S. District Court, District of Nevada, concluded we were no longer obligated to pay royalties to the Research Development Foundation for EXPAREL manufactured under our enhanced, larger-scale manufacturing process. As a result, during the six months ended June 30, 2025, no royalty expense was incurred on net product sales of EXPAREL. For more information, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 47

Research and Development Expenses
Research and development, or R&D, expenses primarily consist of costs related to clinical trials and related outside services, product development and other R&D costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera°, clinical trials for PCRX-201 and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information and scientific communication expenses, expenses related to our IGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP.
The following table provides a breakout of our R&D expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Clinical and preclinical development	$14,119	$8,172	73%	$26,726	$14,518	84%
Product development	7,921	7,318	8%	15,999	14,713	9%
Regulatory and other	2,646	2,923	(9)%	5,062	5,617	(10)%
Key employee holdback	1,107	—	N/A	1,458	—	N/A
Stock-based compensation	2,407	1,925	25%	4,648	3,728	25%
Total research and development expense	$28,200	$20,338	39%	$53,893	$38,576	40%
% of total revenues	16%	11%		15%	11%
Total R&D expense increased 39% and 40% in the three and six months ended June 30, 2025 versus 2024, respectively.
Clinical and preclinical development expense increased 73% and 84% in the three and six months ended June 30, 2025 versus 2024, respectively, due to ongoing site start-up expenses and enrollment in the PCRX-201 Phase 2 ASCEND trial for knee OA, a ZILRETTA shoulder trial, an EXPAREL pediatric trial and an iovera° spasticity trial, as well as additional personnel to support clinical initiatives. We expect to continue investing in our clinical and preclinical development programs throughout 2025.
Product development expense increased 8% and 9% in the three and six months ended June 30, 2025 versus 2024, respectively, attributable to investing in our HCAd platform, primarily for the PCRX-201 program. These increases were partially offset by the completion of pre-commercial scale-up activities of our enhanced, larger-scale EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California, which the FDA approved in February 2024 and was placed into service in July 2024.
Regulatory and other expense decreased 9% and 10% in the three and six months ended June 30, 2025 versus 2024, respectively, due to a realignment of medical communication activities, partially offset by additional sites related to the IGOR registry study.
During the three and six months ended June 30, 2025, we accrued $1.1 million and $1.5 million, respectively, related to a key employee holdback. As part of the GQ Bio Acquisition, $7.8 million related to two employees’ payments will be recognized over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20% at each year’s respective anniversary.
Stock-based compensation expense increased 25% in each of the three and six months ended June 30, 2025 versus 2024, primarily due to increased R&D personnel as well as the shifting of our annual equity grant to the first quarter in 2025.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 48

Selling, General and Administrative Expenses
Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our sales, marketing, medical and scientific affairs operations, expenses related to health outcome communications, provider-level market access, patient reimbursement support and customer educational programs. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, RSU awards and our ESPP.
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Sales and marketing	$50,964	$39,047	31%	$106,535	$78,482	36%
General and administrative	26,231	20,231	30%	46,840	44,837	4%
Stock-based compensation	11,383	8,848	29%	21,979	16,833	31%
Total selling, general and administrative expense	$88,578	$68,126	30%	$175,354	$140,152	25%
% of total revenues	49%	38%		50%	41%
Total selling, general and administrative expense increased 30% and 25% in the three and six months ended June 30, 2025 versus 2024, respectively.
Sales and marketing expense increased 31% and 36% in the three and six months ended June 30, 2025 versus 2024, respectively, driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams and value creation to enhance key commercial capabilities and expand EXPAREL utilization. We also expanded the size of our sales force in the second half of 2024 in order to better extend our reach on each of our commercial products.
General and administrative expense increased 30% and 4% in the three and six months ended June 30, 2025 versus 2024, respectively, primarily driven by third-party investor relations advisory services, as well as an increased headcount in the business development, legal and information technology departments. In addition, the increase in the six months ended June 30, 2025 versus 2024 was partially offset by a recovery of legal expenses in the first quarter of 2025.
Stock-based compensation expense increased 29% and 31% for the three and six months ended June 30, 2025 versus 2024, respectively, primarily due to equity grants provided to new executive officers as well as the shifting of our annual equity grant to the first quarter starting in 2025.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Amortization of acquired intangible assets	$14,322	$14,322	—%	$28,644	$28,644	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 49

Contingent Consideration (Gains) Charges, Acquisition-related Expenses, Restructuring and Other
The following table provides a summary of the costs related to the contingent consideration (gains) charges, acquisition-related expenses, restructuring and other during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Contingent consideration (gains) charges	$(357)	$1,509	N/A	$(3,032)	$(2,297)	32%
Restructuring charges	—	996	(100)%	—	6,531	(100)%
Acquisition-related expenses	991	230	100+%	2,502	404	100+%
Legal settlement	—	—	N/A	7,000	—	N/A
Total contingent consideration (gains) charges, acquisition-related expenses, restructuring and other	$634	$2,735	(77)%	$6,470	$4,638	39%
Total contingent consideration (gains) charges, acquisition-related expenses, restructuring and other included net charges that decreased 77% in the three months ended June 30, 2025 versus 2024. Total contingent consideration (gains) charges, acquisition-related expenses, restructuring and other included net charges that increased 39% in the six months ended June 30, 2025 versus 2024.
During the three and six months ended June 30, 2025, we recognized contingent consideration gains of $0.4 million and $3.0 million, respectively, primarily due to revisions to the latest discount rates.
During the three months ended June 30, 2024, we recognized a contingent consideration charge of $1.5 million primarily due to revisions to the latest discount rates. During the six months ended June 30, 2024, we recognized a contingent consideration gain of $2.3 million primarily due to an adjustment reflecting the probability of achieving the remaining regulatory milestone under the Flexion Acquisition by the milestone expiration date.
During the three and six months ended June 30, 2024, we recognized restructuring charges of $1.0 million and $6.5 million, respectively, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs.
During the three and six months ended June 30, 2025, we recognized acquisition-related expenses of $1.0 million and $2.5 million, respectively, primarily related to third-party services and legal fees associated with the GQ Bio Acquisition.
During the six months ended June 30, 2025, we recognized legal settlement costs of $7.0 million related to the settlement of the patent infringement suits against Fresenius Kabi USA, LLC, eVenus Pharmaceuticals Laboratories, Inc. and Jiangsu Hengrui Pharmaceuticals Co., Ltd.
For more information, see Note 3, GQ Bio Therapeutics Acquisition, Note 10, Financial Instruments, Note 15, Contingent Consideration (Gains) Charges, Acquisition-related Expenses, Restructuring and Other and Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 50

Other (Loss) Income, Net
The following table provides information regarding other income, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Interest income	$5,008	$4,749	5%	$11,903	$8,652	38%
Interest expense	(4,695)	(3,884)	21%	(9,275)	(7,200)	29%
Gain on early extinguishment of debt	—	7,518	(100)%	—	7,518	(100)%
Other, net	(10,739)	(39)	100+%	(6,338)	(198)	100+%
Total other (loss) income, net	$(10,426)	$8,344	N/A	$(3,710)	$8,772	N/A
Total other loss, net was $10.4 million and $3.7 million in the three and six months ended June 30, 2025, respectively. Total other income, net was $8.3 million and $8.8 million in the three and six months ended June 30, 2024, respectively.
Interest income increased 5% and 38% in the three and six months ended June 30, 2025 versus 2024, respectively, due to higher overall investment balances as well as interest realized on a GQ Bio note receivable investment we had made prior to the GQ Bio Acquisition.
Interest expense increased 21% and 29% in the three and six months ended June 30, 2025 versus 2024, respectively, primarily due to issuing the 2029 Notes (as defined below) in May 2024, partially offset by lower outstanding principal associated with the TLA Term Loan (as defined below). For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein.
In the three and six months ended June 30, 2024, we recognized a $7.5 million gain on early extinguishment of debt in conjunction with the repurchase of $200.0 million principal of our 2025 Notes (as defined below). The partial repurchase of the 2025 Notes was completed with our net proceeds from the issuance of the 2029 Notes.
The $10.7 million and $6.3 million other net loss during the three and six months ended June 30, 2025 was primarily driven by an impairment of an equity investment and convertible note receivable totaling $11.0 million. For the six months ended June 30, 2025, the other net loss was partially offset by a realized gain associated with a previously acquired equity investment in GQ Bio that increased in fair value resulting from the GQ Bio Acquisition. For more information, see Note 10, Financial Instruments, and Note 3, GQ Bio Therapeutics Acquisition, to our condensed consolidated financial statements included herein.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Income tax expense	$2,920	$17,698	(84)%	$6,814	$22,359	(70)%
Effective tax rate	(152)%	48%		101%	45%
The effective tax rates were (152)% and 101% for the three and six months ended June 30, 2025, respectively. The effective tax rates were 48% and 45% for the three and six months ended June 30, 2024, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results adjusted for certain discrete tax items.
The effective tax rate for the three and six months ended June 30, 2025 is primarily impacted by costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance. The effective tax rates for the three and six months ended June 30, 2024 include costs related to non-deductible stock-based
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 51

compensation, primarily related to expired stock options, and non-deductible executive compensation, partially offset by tax credits.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, R&D and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of June 30, 2025, we had an accumulated deficit of $206.4 million, cash and cash equivalents and available-for-sale investments of $445.9 million and working capital of $432.4 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows Data:	2025	2024
Net cash provided by (used in):
Operating activities	$47,471	$102,337
Investing activities	36,534	(30,745)
Financing activities	(60,499)	22,163
Effect of exchange rate changes on cash and cash equivalents	204	—
Net increase in cash and cash equivalents	$23,710	$93,755
Operating Activities
During the six months ended June 30, 2025, net cash provided by operating activities was $47.5 million, compared to $102.3 million during the six months ended June 30, 2024. The decrease of $54.9 million was attributable to increased operating expenses driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams as well as increased clinical and preclinical expenses as we continue to invest in our pipeline development and a higher investment in inventory, partially offset by improvements in gross margin.
Investing Activities
During the six months ended June 30, 2025, net cash provided by investing activities was $36.5 million, which reflected $65.7 million of inflows from available-for-sale investment sales (net of purchases), partially offset by $16.7 million related to the cash consideration for the GQ Bio Acquisition (net of cash acquired), as well as $11.2 million of capital expenditures for manufacturing product fill lines and the build-out of our new corporate headquarters in Brisbane, California,
During the six months ended June 30, 2024, net cash used in investing activities was $30.7 million, which reflected $26.3 million of outflows from available-for-sale investment purchases (net of sales), as well as $4.4 million of capital expenditures for manufacturing product fill lines and for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California.
Financing Activities
During the six months ended June 30, 2025, net cash used in financing activities was $60.5 million, which primarily consisted of $50.0 million in purchases of treasury stock under a new $300.0 million share repurchase program authorized by our board of directors in April 2025, $6.6 million voluntary prepayments associated with the TLA Term Loan, as well as $5.5 million to withhold shares of common stock to cover employee tax withholding obligations on restricted stock unit vests. For more information, see Note 11, Stockholders' Equity, to our condensed consolidated financial statements included herein and Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q. There were also $1.6 million of proceeds from the issuance of common stock through our ESPP.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 52

During the six months ended June 30, 2024, net cash provided by financing activities was $22.2 million, which primarily consisted of $287.5 million in proceeds from the issuance of the 2029 Notes. We used the majority of the proceeds from the 2029 Notes to make a partial repurchase of the 2025 Notes in the amount of $191.0 million, enter into a capped call transaction for $26.7 million, repurchase $25.0 million of treasury stock, and pay debt issuance and financing costs of $9.4 million. Additionally, we paid the remaining $8.6 million of 3.375% convertible senior notes due 2024 assumed from the Flexion Acquisition upon their maturity and made $5.6 million of voluntary prepayments associated with the TLA Term Loan. There were also $1.4 million of proceeds from the issuance of common stock through our ESPP.
See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the TLA Term Loan.
Debt
Revolving Credit Facility
On July 3, 2025, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank, and certain lenders, to, among other things, refinance the indebtedness outstanding under our TLA Credit Agreement (as defined below) and provide ongoing working capital. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. The credit facility is secured by substantially all of our and each subsidiary guarantor’s assets and matures on July 3, 2030, subject to certain exceptions set forth in the Credit Agreement. Subject to certain conditions, we may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of any existing class of term loans by requesting one or more incremental term facilities in an aggregate principal amount not to exceed the greater of $225.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement).
Each revolving loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to (i) a base rate, plus (ii) a spread based on our Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.25%. Each revolving loan borrowing which is a term benchmark borrowing or daily simple SOFR (as defined in the Credit Agreement) borrowing will bear interest at a rate per annum equal to (i) a forward-looking term rate based on SOFR or a rate determined by reference to the daily simple SOFR, plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.50% to 3.25%.
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions.
Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility.
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (as amended to date, the “TLA Credit Agreement”). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which was secured by substantially all of our and any subsidiary guarantor’s assets. We could elect to borrow either (i) alternate base rate borrowings or (ii) term benchmark borrowings or daily simple SOFR (as defined in the TLA Credit Agreement) borrowings. Each term loan borrowing which is an alternate base rate borrowing bears interest at a rate per annum equal to (i) the Alternate Base Rate (as defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.00% to 2.75%. Each term loan borrowing which is a term benchmark borrowing or daily simple SOFR borrowing bears interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. During the six months ended June 30, 2025, we made $6.6 million of voluntary principal prepayments. During the year ended December 31, 2024, we made $11.3 million of voluntary principal prepayments. As of June 30, 2025, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.43%.
As of June 30, 2025, we were in compliance with all financial covenants under the TLA Credit Agreement. In July 2025, we repaid the indebtedness outstanding under our TLA Credit Agreement and terminated the TLA Credit Agreement concurrently with our entry into the Revolving Credit Facility, which resulted in a loss on extinguishment of debt of approximately $0.9 million. The TLA Credit Agreement had a maturity date of March 31, 2028. For more information, see Note 9, Debt, and Note 18, Subsequent Events, to our condensed consolidated financial statements included herein for further discussion.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 53

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
At June 30, 2025, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
2025 Convertible Senior Notes
In July 2020, we completed a private placement of $402.5 million in aggregate principal amount of our 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with respect to the 2025 Notes. The 2025 Notes accrued interest at a fixed rate of 0.750% per annum, which was payable semiannually in arrears on February 1st and August 1st of each year.
In May 2024, we used part of the net proceeds from the issuance of the 2029 Notes to repurchase $200.0 million aggregate principal amount of the 2025 Notes in privately negotiated transactions at a discount for $191.4 million in cash (including accrued interest). The partial repurchase of the 2025 Notes resulted in a $7.5 million gain on early extinguishment of debt.
At June 30, 2025, the outstanding principal on the 2025 Notes was $202.5 million, and on August 1, 2025, the 2025 Notes matured and we settled the remaining outstanding principal balance of $202.5 million in cash. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our Revolving Credit Facility and 2029 Notes through the next 12 months. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to:
•the cost and timing of the potential milestone payments to former Flexion Therapeutics, Inc. stockholders, which could be up to an aggregate of $372.3 million if certain regulatory and commercial milestones are met. See Note 10, Financial Instruments, to our condensed consolidated financial statements included herein for more information;
•the impact of global economic conditions—including the impact of inflation and tariffs—on our products, material and labor costs, supply chain, longer lead-times, an inability to procure a sufficient supply of materials, our operating expenses and our business strategy;
•the timing of and extent to which the holders of our 2029 Notes elect to convert their 2029 Notes, and the amount of borrowings and interest payments on our Revolving Credit Facility;
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL, ZILRETTA and iovera°;
•the cost and timing of expanding and maintaining our manufacturing facilities and capabilities;
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
•the extent to which we acquire or invest in products, businesses and technologies; and
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 54

•the timing and the number of shares of our common stock either repurchased through our $300.0 million share repurchase program announced in April 2025, which has an expiration date of December 31, 2026 or withheld to cover employee tax withholding obligations on restricted stock unit vests.
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

Contractual Obligations
In July 2025, we entered into a non-cancelable contractual commitment of approximately $4.0 million and $5.5 million in 2025 and 2026, respectively.
Except as set forth above, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our 2024 Annual Report. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our 2024 Annual Report.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2025 by approximately $0.3 million.
The fair value of our 2025 Notes was impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2025, the estimated fair value of the 2025 Notes was $993 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2025 Notes, which bore interest at a fixed rate. At June 30, 2025, $202.5 million of principal remained outstanding on the 2025 Notes. On August 1, 2025, the 2025 Notes matured and we settled the remaining outstanding principal balance of $202.5 million cash. For more information, see Note 18, Subsequent Events.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2025, the estimated fair value of the 2029 Notes was $979 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At June 30, 2025, $287.5 million of principal remains outstanding on the 2029 Notes.
The TLA Term Loan provided for a single-advance term loan in the principal amount of $150.0 million and was scheduled to mature on March 31, 2028. Each term loan borrowing that was a term benchmark borrowing or daily simple SOFR borrowing bore interest at a rate per annum equal to (i) the Adjusted Term SOFR Rate or Adjusted Daily Simple SOFR (as each is defined in the TLA Credit Agreement), plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 3.00% to 3.75%. At June 30, 2025, the outstanding principal on the TLA Term Loan was $98.8 million. As of June 30, 2025, borrowings under the TLA Term Loan consisted entirely of term benchmark borrowings at a rate of 7.43%. In July 2025, we repaid the indebtedness outstanding under our TLA Credit Agreement and terminated the TLA Credit Agreement concurrently with our entry into the new Revolving Credit Facility. For more information, see Note 18, Subsequent Events.
We have agreements with certain vendors and partners that operate in foreign jurisdictions. The more significant transactions are primarily denominated in the U.S. Dollar, subject to an annual adjustment based on changes in currency exchange rates.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 55

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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 56

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Registrant

The following table provides information on our share repurchases during the quarter ended June 30, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2025 – April 30, 2025	—	$—	—	$300,000,000
May 1, 2025 – May 31, 2025	1,955,589	$25.59	1,955,589	$249,999,997
June 1, 2025 –June 30, 2025	—	$—	—	$249,999,997
Total	1,955,589	$25.59	1,955,589	$249,999,997
(1) The average price paid per shares excludes less than $0.1 million of broker fees and $0.4 million of excise tax incurred on share repurchases for the three months ended June 30, 2025. The remaining authorization outstanding for repurchases of common stock also excludes broker fees and the excise tax incurred.
(2) Our Board of Directors has authorized the repurchase of common stock under a share repurchase program adopted and announced in April 2025. The share repurchase program authorizes the Company to purchase up to an aggregate of $300.0 million of the Company’s outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Exchange Act. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026.
The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including our stock price, corporate and regulatory requirements, tax implications, restrictions under our debt obligations, other uses for capital, impacts on the value of remaining shares, and market and economic conditions.
Refer to Note 11, Stockholders’ Equity, to our condensed consolidated financial statements included herein for more information on our share repurchases.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 57

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted by our directors and executive officers during the quarter ended June 30, 2025. No trading arrangements were terminated by our directors and executive officers during the quarter ended June 30, 2025.

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date
Abraham Ceesay Director	Adopt	6/3/2025	☒		2,354	9/4/2025
Shawn M. Cross Chief Financial Officer	Adopt	6/9/2025	☒		To Be Determined (1)	5/29/2026
Lauren Riker Principal Accounting Officer	Adopt	6/13/2025	☒		To Be Determined (1) (2)	2/3/2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) The aggregate number of shares to be sold pursuant to the trading arrangements listed above are dependent on the amount of tax withholding required upon the vesting of restricted stock units, and, therefore, is indeterminable at this time.
(2) Includes shares to be sold which are scheduled to be purchased through the Company’s employee stock purchase plan on December 31, 2025.

Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 58

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	Settlement Agreement, dated April 7, 2025, by and between Pacira BioSciences, Inc. and Pacira Pharmaceuticals, Inc. with Fresenius Kabi USA, LLC, eVenus Pharmaceutical Laboratories Inc., and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (f/k/a Jiangsu Hengrui Medicine Co., Ltd.).(1) †† ##

10.2	Amended and Restated 2011 Stock Incentive Plan.(2)***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

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

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2025.

(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 13, 2025.
Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 59

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	August 5, 2025	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2025	By:	/s/ SHAWN M. CROSS
Shawn M. Cross
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q2 2025 Form 10-Q | Page 60