Form 10-Q
period 2025-09-30
Pacira BioSciences, Inc.
filed 2025-11-06
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 5, 2025, 43,021,275 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
ii

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 1

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$147,589	$276,774
Short-term available-for-sale investments	98,745	207,841
Accounts receivable, net	115,268	113,304
Inventories, net	157,680	125,282
Prepaid expenses and other current assets	43,469	21,929
Total current assets	562,751	745,130
Fixed assets, net	147,388	167,169
Right-of-use assets, net	44,266	49,222
Goodwill	20,317	—
Intangible assets, net	382,396	425,970
Deferred tax assets	120,188	130,376
Investments and other assets	20,271	35,649
Total assets	$1,297,577	$1,553,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,687	$19,133
Accrued expenses	79,643	80,124
Lease liabilities	9,748	8,887
Current portion of long-term debt, net	—	201,776
Total current liabilities	107,078	309,920
Long-term debt, net	376,721	383,545
Lease liabilities	38,839	44,645
Contingent consideration	17,834	20,241
Deferred tax liabilities	4,587	—
Other liabilities	25,304	16,817
Total liabilities	570,363	775,168
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 47,735,248 shares issued and 42,965,902 shares outstanding at September 30, 2025 and 47,077,844 shares issued and 46,240,604 shares outstanding at December 31, 2024	48	47
Treasury stock, at cost, inclusive of excise tax and broker fees, 4,769,346 and 837,240 shares at September 30, 2025 and December 31, 2024, respectively	(125,543)	(25,121)
Additional paid-in capital	1,049,545	1,009,435
Accumulated deficit	(200,959)	(206,356)
Accumulated other comprehensive income	4,123	343
Total stockholders’ equity	727,214	778,348
Total liabilities and stockholders’ equity	$1,297,577	$1,553,516
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 2

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Net product sales	$178,040	$167,722	$525,981	$509,933
Royalty revenue	1,476	851	3,557	3,780
Total revenues	179,516	168,573	529,538	513,713
Operating expenses:
Cost of goods sold	34,278	38,864	109,450	130,542
Research and development	25,966	19,104	79,859	57,680
Selling, general and administrative	91,797	74,333	267,151	214,485
Amortization of acquired intangible assets	14,322	14,322	42,966	42,966
Goodwill impairment	—	163,243	—	163,243
Contingent consideration charges (gains), acquisition-related expenses, restructuring and other	6,791	(1,766)	13,261	2,872
Total operating expenses	173,154	308,100	512,687	611,788
Income (loss) from operations	6,362	(139,527)	16,851	(98,075)
Other income (expense):
Interest income	8,534	5,482	20,437	14,134
Interest expense	(4,279)	(4,689)	(13,554)	(11,889)
(Loss) gain on early extinguishment of debt	(983)	—	(983)	7,518
Other, net	(110)	(122)	(6,448)	(320)
Total other income (expense), net	3,162	671	(548)	9,443
Income (loss) before income taxes	9,524	(138,856)	16,303	(88,632)
Income tax expense	(4,092)	(4,610)	(10,906)	(26,969)
Net income (loss)	$5,432	$(143,466)	$5,397	$(115,601)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.12	$(3.11)	$0.12	$(2.50)
Weighted average common shares outstanding:
Basic	44,038	46,134	45,257	46,269
Diluted	44,459	46,134	45,729	46,269

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 3

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5,432	$(143,466)	$5,397	$(115,601)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax	29	597	(102)	437
Foreign currency translation adjustments	32	(24)	3,882	(6)
Total other comprehensive income	61	573	3,780	431
Comprehensive income (loss)	$5,493	$(142,893)	$9,177	$(115,170)

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at June 30, 2025	47,691	(2,793)	$48	$(75,515)	$1,035,563	$(206,391)	$4,062	$757,767
Exercise of stock options	1	—	—	—	12	—	—	12
Vested restricted stock units	43	—	—	—	(1)	—	—	(1)
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	13,978	—	—	13,978
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(1,976)	—	(50,028)	—	—	—	(50,028)
Other comprehensive income (Note 11)	—	—	—	—	—	—	61	61
Net income	—	—	—	—	—	5,432	—	5,432
Balance at September 30, 2025	47,735	(4,769)	$48	$(125,543)	$1,049,545	$(200,959)	$4,123	$727,214

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at June 30, 2024	46,954	(837)	$47	$(25,121)	$983,178	$(78,931)	$105	$879,278
Vested restricted stock units	31	—	—	—	—	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	13,230	—	—	13,230
Other comprehensive income (Note 11)	—	—	—	—	—	—	573	573
Net loss	—	—	—	—	—	(143,466)	—	(143,466)
Balance at September 30, 2024	46,985	(837)	$47	$(25,121)	$996,376	$(222,397)	$678	$749,583
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2024	47,078	(837)	$47	$(25,121)	$1,009,435	$(206,356)	$343	$778,348
Exercise of stock options	1	—	—	—	12	—	—	12
Vested restricted stock units	765	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(210)	—	—	—	(5,474)	—	—	(5,474)
Common stock issued under employee stock purchase plan	101	—	—	—	1,569	—	—	1,569
Stock-based compensation	—	—	—	—	44,003	—	—	44,003
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(3,932)	—	(100,422)	—	—	—	(100,422)
Other comprehensive income (Note 11)	—	—	—	—	—	—	3,780	3,780
Net income	—	—	—	—	—	5,397	—	5,397
Balance at September 30, 2025	47,735	(4,769)	$48	$(125,543)	$1,049,545	$(200,959)	$4,123	$727,214

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2023	46,481	—	$46	$—	$976,633	$(106,796)	$247	$870,130
Vested restricted stock units	448	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(414)	—	—	(414)
Common stock issued under employee stock purchase plan	56	—	—	—	1,364	—	—	1,364
Stock-based compensation	—	—	—	—	38,905	—	—	38,905
Purchase of treasury stock, inclusive of excise tax	—	(837)	—	(25,121)	—	—	—	(25,121)
Purchase of capped call transaction, net of tax	—	—	—	—	(20,112)	—	—	(20,112)
Other comprehensive income (Note 11)	—	—	—	—	—	—	431	431
Net loss	—	—	—	—	—	(115,601)	—	(115,601)
Balance at September 30, 2024	46,985	(837)	$47	$(25,121)	$996,376	$(222,397)	$678	$749,583
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$5,397	$(115,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	163,243
Indefinite-lived intangible asset impairment	25,866	—
Investment impairment	11,000	—
Deferred taxes	10,221	17,113
Depreciation of fixed assets and amortization of intangible assets	69,681	57,542
Amortization of debt issuance costs	2,320	2,284
Amortization of debt discount	101	70
Loss (gain) on early extinguishment of debt	983	(7,518)
Stock-based compensation	44,003	38,905
Changes in contingent consideration	(2,407)	(5,541)
Other net gains	(5,887)	(53)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,943)	4,903
Inventories, net	(32,384)	(7,512)
Prepaid expenses and other assets	(13,911)	(6,338)
Accounts payable	(2,669)	3,409
Accrued expenses and income taxes payable	(7,145)	12,546
Other liabilities	5,079	(1,195)
Net cash provided by operating activities	108,305	156,257
Investing activities:
Acquisition of GQ Bio Therapeutics GmbH (net of cash acquired)	(16,702)	—
Purchases of fixed assets	(15,115)	(8,518)
Purchases of available-for-sale investments	(113,450)	(207,017)
Sales of available-for-sale investments	226,665	132,627
Purchases of debt investments	(1,250)	—
Net cash provided by (used in) investing activities	80,148	(82,908)
Financing activities:
Proceeds from exercises of stock options	12	—
Proceeds from shares issued under employee stock purchase plan	1,569	1,364
Payment of employee withholding taxes on restricted stock unit vests	(5,474)	(414)
Purchase of treasury stock, inclusive of broker fees	(100,080)	(25,000)
Proceeds from 2029 convertible senior notes	—	287,500
Proceeds from Revolving Credit Facility	101,000	—
Repayment of 2024 convertible senior notes	—	(8,641)
Repayment of 2025 convertible senior notes	(202,487)	(190,994)
Repayment of Term loan A facility	(105,312)	(8,438)
Repayment of Revolving Credit Facility	(5,000)	—
Purchase of capped call transactions	—	(26,709)
Payment of debt issuance and financing costs	(2,203)	(9,350)
Net cash (used in) provided by financing activities	(317,975)	19,318
Effect of exchange rate changes on cash and cash equivalents	337	—
Net (decrease) increase in cash and cash equivalents	(129,185)	92,667
Cash and cash equivalents, beginning of period	276,774	153,298
Cash and cash equivalents, end of period	$147,589	$245,965
See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 7

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$10,390	$10,191
Net cash paid for income taxes	$8,944	$9,575
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$1,116	$415
Excise tax on share repurchases included in accrued liabilities	$341	$121
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 8

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) deliver innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged six years and older, and postsurgical regional analgesia via an interscalene brachial plexus block in adults, a sciatic nerve block in the popliteal fossa in adults, and an adductor canal block in adults for postsurgical pain management (the safety and effectiveness of EXPAREL have not been established to produce postsurgical regional analgesia via other nerve blocks other than an interscalene brachial plexus nerve block, a sciatic nerve block in the popliteal fossa, and an adductor canal block). In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera®° to its commercial offering with the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve. The Company is also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee. PCRX-201 is the lead program from the Company’s proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, the Company acquired the remaining 81 percent equity interest in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portfolio of HCAd-based assets and research and development talent. For more information on the GQ Bio Acquisition, see Note 3, GQ Bio Therapeutics Acquisition.
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
The condensed consolidated financial statements at September 30, 2025, and for the three and nine-month periods ended September 30, 2025 and 2024, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2024 is derived from the audited consolidated financial statements included in the Company’s 2024 Annual Report. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current presentation. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 9

Concentration of Major Customers
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Largest wholesaler	31%	35%	32%	35%
Second largest wholesaler	25%	23%	26%	23%
Third largest wholesaler	21%	20%	21%	20%
Total	77%	78%	79%	78%
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
Recent Accounting Pronouncements Not Adopted as of September 30, 2025
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU amendment addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The ASU’s amendments are effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software. The ASU amendment removed all references to prescriptive and sequential software development stages (referred to as project stages) throughout Subtopic 350-40. This had been replaced by the requirement to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding a software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU’s amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. The ASU’s amendments may be adopted on a prospective, modified transition approach that is based on the status of a current project and whether software costs were capitalized before the date of adoption or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements.
NOTE 3—GQ BIO THERAPEUTICS ACQUISITION
On February 27, 2025, Pacira Therapeutics, Inc., a wholly-owned subsidiary of the Company, executed a securities purchase agreement to acquire the remaining 81% of GQ Bio for $30.6 million, net of working capital adjustments. Prior to the GQ Bio Acquisition, the Company owned approximately 19% of GQ Bio.
Included in the securities purchase agreement is $7.8 million related to two employees’ payments to be recognized and paid over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20% at each year’s respective anniversary. During the three and nine months ended September 30, 2025, the Company accrued key employee
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 10

holdback expenses of $1.2 million and $2.6 million, respectively. The key employee holdback is subject to continued employment, and therefore the accrued payments are recognized as research and development expense within the condensed consolidated statements of operations.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 11

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
The acquired identifiable in-process research and development, or IPR&D, assets were valued from a market participants’ perspective using a multi-period excess earnings methodology (income approach). The IPR&D asset relates to further developing PCRX-201 and the cost savings associated with milestone and royalty payments. The projected cash flows for this IPR&D asset were adjusted for the probability of successful development and commercialization, and were discounted at 20.0%.
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to the value in establishing a research and development engine focused on supporting products akin to PCRX-201, assembling a dedicated workforce within a niche industry, obtained preclinical assets, as well as the synergies of merging operations. The acquired goodwill and IPR&D intangible asset are currently not deductible for tax purposes. However, the Company is considering certain tax elections that would allow for the future deduction of the acquired goodwill and IPR&D intangible asset. During the nine months ended September 30, 2025, GQ Bio did not earn any revenue.
NOTE 4—REVENUE
Revenue from Contracts with Customers
The Company’s net product sales consist of (i) EXPAREL in the U.S., the European Union, or E.U., and the U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada, the E.U., and the U.K. and (iv) sales of its bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of the Company’s bupivacaine liposome injectable suspension for veterinary use. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure is limited to revenue associated with net product sales of EXPAREL and ZILRETTA.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 12

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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 13

Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net product sales:
EXPAREL	$139,902	$132,004	$419,348	$401,286
ZILRETTA	28,982	28,420	83,654	84,966
iovera°	6,465	5,655	17,176	16,359
Bupivacaine liposome injectable suspension	2,691	1,643	5,803	7,322
Total net product sales	$178,040	$167,722	$525,981	$509,933
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$46,428	$50,800
Work-in-process	18,840	27,384
Finished goods	92,412	47,098
Total	$157,680	$125,282
In July 2025, the Company announced it decommissioned its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California, and reduced its workforce accordingly. As a result, the Company reserved $1.0 million of raw materials related to that equipment during the nine months ended September 30, 2025.
NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Machinery and equipment	$163,980	$160,643
Leasehold improvements	76,343	86,034
Computer equipment and software	25,814	23,473
Office furniture and equipment	2,131	1,952
Construction in progress	11,785	27,996
Total	280,053	300,098
Less: accumulated depreciation	(132,665)	(132,929)
Fixed assets, net	$147,388	$167,169
For the three months ended September 30, 2025 and 2024, depreciation expense was $6.9 million and $6.0 million, respectively. For the three months ended September 30, 2025 and 2024, there was none and $0.5 million of capitalized interest on the construction of manufacturing sites, respectively.
For the nine months ended September 30, 2025 and 2024, depreciation expense was $26.7 million and $14.6 million, respectively. For the nine months ended September 30, 2025 and 2024, there was $0.1 million and $1.9 million of capitalized interest on the construction of manufacturing sites, respectively.
In July 2025, the Company announced it decommissioned its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California, and reduced its workforce accordingly. As a result, the Company recognized $5.5 million of accelerated depreciation expense and disposed of $27.3 million of fully-depreciated leasehold improvements, machinery and equipment and, to a lesser extent, computer equipment and software associated with its 45-liter EXPAREL batch
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 14

manufacturing suite during the nine months ended September 30, 2025. The Company continues to operate its 200-liter EXPAREL batch manufacturing suite at the same facility.
As of September 30, 2025 and December 31, 2024, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located outside of the U.S. in the amount of $43.8 million and $51.1 million, respectively.
As of September 30, 2025 and December 31, 2024, the Company had asset retirement obligations of $3.8 million and $4.2 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing facility at its Science Center Campus in San Diego, California. In April 2025, the Company moved its principal executive offices to Brisbane, California. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services in Swindon, U.K. for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees have been allocated to the lease components based on a relative fair value basis. As part of the GQ Bio Acquisition in February 2025, the Company’s European offices were assumed and include a research and development lab and offices in Luckenwalde, Germany and administrative offices in Hamburg, Germany and each of Eupen and Liège, Belgium.
The Company had been recognizing sublease income for laboratory space leased in Woburn, Massachusetts from leases that were assumed as part of the Flexion Acquisition. In February 2024, the lease and sublease term concluded for the laboratory space in Woburn and in April 2025, a lease and sublease term concluded for office space in Burlington, Massachusetts.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fixed lease costs	$3,139	$3,459	$9,673	$10,416
Variable lease costs	642	562	1,757	1,345
Sublease income	—	(56)	(76)	(248)
Total	$3,781	$3,965	$11,354	$11,513
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for operating lease liabilities, net of lease incentives	$9,650	$9,686
Right-of-use assets recorded in exchange for lease obligations	$2,043	$—
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	September 30,
	2025	2024
Weighted average remaining lease term	4.56 years	5.36 years
Weighted average discount rate	6.91%	6.99%
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 15

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2025 (remaining three months)	$3,198
2026	12,789
2027	12,336
2028	11,188
2029	11,076
Thereafter	6,384
Total future lease payments	56,971
Less: imputed interest	(8,384)
Total operating lease liabilities	$48,587
NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill arose from the GQ Bio Acquisition in February 2025. As discussed below, the Company previously had goodwill resulting from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc, a subsidiary of Molex Asia Holdings Ltd.) in 2007, the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):

Carrying Value
Balance at December 31, 2023	$163,243
Goodwill impairment	(163,243)
Balance at December 31, 2024	—
Goodwill arising from the GQ Bio Acquisition	18,099
Foreign currency adjustments	2,218
Balance at September 30, 2025	$20,317
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination and is subject to impairment testing at least annually or upon the occurrence of a triggering event that could indicate a potential impairment. During the three months ended September 30, 2024, the U.S. Food and Drug Administration, or FDA, approved a generic competitor to EXPAREL and a U.S. District Court ruled that one of the Company’s patents was not valid. The Company determined that these events, combined with a subsequent decrease in the Company’s common stock price, indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required the Company to perform a quantitative impairment test. This was performed by comparing the fair value of the Company to its carrying value. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a goodwill impairment charge up to the carrying value of goodwill. The fair value of the Company was calculated through an income approach, in which the Company calculated the fair value based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to assume fair value. The Company’s estimates of future cash flows consider past performance, current and anticipated market conditions, internal projections and operating plans which incorporate estimates for sales growth and future margins. Additional assumptions include forecasted growth rates, estimated discount rates and the probability of success for the Company’s product pipeline candidate products. The assumptions also reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar valuation purposes. Such assumptions are subject to change due to changing economic and competitive conditions. The conclusion of the income approach as of September, 30, 2024 resulted in the carrying value of the Company exceeding its fair value by more than the goodwill balance. As a result, the then-goodwill balance of $163.2 million was fully impaired during the three months ended September 30, 2024.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 16

Intangible Assets
Intangible assets, net, consists of the IPR&D from the GQ Bio Acquisition and Flexion Acquisition, developed technology from the Flexion Acquisition and MyoScience Acquisition and customer relationships from the MyoScience Acquisition are summarized as follows (dollar amounts in thousands):

September 30, 2025	Gross Carrying Value	Foreign Currency Adjustments	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$—	$(241,893)	$348,107	10 years, 5 months
Customer relationships	90	—	(58)	32	10 years
Total finite-lived intangible assets, net	590,090	—	(241,951)	348,139
Acquired IPR&D	31,500	2,757	—	34,257
Total intangible assets, net	$621,590	$2,757	$(241,951)	$382,396

December 31, 2024	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(198,934)	$391,066	10 years, 5 months
Customer relationships	90	(52)	38	10 years
Total finite-lived intangible assets, net	590,090	(198,986)	391,104
Acquired IPR&D	34,866	—	34,866
Total intangible assets, net	$624,956	$(198,986)	$425,970
Amortization expense on intangible assets was $14.3 million for both the three months ended September 30, 2025 and 2024. Amortization expense on intangible assets was $43.0 million for both the nine months ended September 30, 2025 and 2024.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $14.3 million for the remaining three months of 2025, $57.3 million each year from 2026 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
As part of the GQ Bio Acquisition, the Company recognized $22.5 million of acquired IPR&D in February 2025. See Note 3, GQ Bio Therapeutics Acquisition, for information on the GQ Bio Acquisition.
The Company reviews its indefinite-lived intangible assets for impairment annually and whenever an event or change in circumstances arises that indicates the carrying amount of an indefinite-lived intangible asset is at risk of not being recoverable. During the three months ended September 30, 2025, the Company determined the fair value of the ZILRETTA acquired IPR&D for the treatment of shoulder OA pain may be at risk of impairment due to revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts, among other factors. The Company determined that these events indicated that it was more likely than not that the fair value of the acquired IPR&D may be less than its fair value. The impairment assessment was conducted through a recoverability test by comparing the $33.9 million carrying value of the asset against the fair value through a discounted cash flow model based on new facts and circumstances. The assessment resulted in a fair value of $8.0 million. An impairment of $25.9 million was recognized within contingent consideration charges (gains), acquisition-related expenses, restructuring and other in the consolidated statements of operations for the three and nine months ended September 30, 2025 based on the amount its previous carrying value exceeded its updated fair value.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 17

NOTE 9—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2025	2024
Term loan A facility maturing March 2028 (1)	$—	$104,211
2.125% Convertible senior notes due May 2029	280,721	279,334
0.750% Convertible senior notes due August 2025 (2)	—	201,776
Revolving Credit Facility (1)	96,000	—
Total	$376,721	$585,321
(1) In July 2025, the Company repaid the indebtedness outstanding under its TLA Credit Agreement (as defined below) and terminated the TLA Credit Agreement concurrently with its entry into the Revolving Credit Facility (as defined below).
(2) The 0.750% convertible senior notes matured and were repaid on August 1, 2025.
Revolving Credit Facility
On July 3, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, swingline lender and an issuing bank, and certain lenders, to, among other things, retire the indebtedness outstanding under the Company’s then-existing TLA Credit Agreement and provide ongoing working capital.
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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.
The Company incurred financing fees of approximately $2.1 million which are recorded as a noncurrent other asset on the Company’s condensed consolidated balance sheet. The financing fees will be amortized over the term of the Credit Agreement.
Upon entering into the Credit Agreement, the Company borrowed $101.0 million under the Revolving Credit Facility, of which $96.0 million is outstanding as of September 30, 2025 after the Company made repayments of $5.0 million during the nine months ended September 30, 2025.
As of September 30, 2025, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.91%.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 18

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
On July 3, 2025, the Company used a portion of the $300.0 million of Revolving Credit Facility to repay the remaining indebtedness outstanding under the TLA Credit Agreement, which consisted of $98.8 million and its final interest payment of $0.1 million, and terminated the TLA Credit Agreement. The Company did not incur any prepayment penalties or fees in connection with the termination of the TLA Credit Agreement. The prepayment resulted in a loss on early extinguishment of debt of approximately $1.0 million which was recognized during the three months ended September 30, 2025. Prior to the TLA Credit Agreement extinguishment, the Company made voluntary principal prepayments of $6.6 million during the nine months ended September 30, 2025 and $11.3 million during the year ended December 31, 2024.
The total debt composition of the TLA Term Loan was as follows (in thousands):

December 31,
2024
Term loan A facility maturing March 2028 (1)	$105,313
Deferred financing costs	(821)
Discount on debt	(281)
Total debt, net of debt discount and deferred financing costs	$104,211
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
The total debt composition of the 2029 Notes is as follows (in thousands):

	September 30,	December 31,
	2025	2024
2.125% convertible senior notes due May 2029	$287,500	$287,500
Deferred financing costs	(6,779)	(8,166)
Total debt, net of deferred financing costs	$280,721	$279,334
Holders may convert their 2029 Notes prior to the close of business on the business day immediately preceding November 15, 2028, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. During the quarter ended September 30, 2025, the conditions for conversion were not met. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders may convert their 2029 Notes at any time.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 19

As of September 30, 2025, the 2029 Notes had a market price of $1,014 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
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
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at September 30, 2025 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 20

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
On August 1, 2025, the 2025 Notes matured and the Company settled the remaining outstanding principal balance of $202.5 million in cash. Between February 3, 2025 and the close of business on the second scheduled trading day immediately preceding August 1, 2025, holders could have converted their 2025 Notes at any time. Upon the maturity of the 2025 Notes, a nominal gain on extinguishment of debt was recognized due to certain holders having converted their 2025 Notes.
The total debt composition of the 2025 Notes was as follows (in thousands):

December 31,
2024
0.750% convertible senior notes due August 2025	$202,500
Deferred financing costs	(724)
Total debt, net of deferred financing costs	$201,776
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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$3,597	$4,296	$11,282	$11,404
Amortization of debt issuance costs	626	840	2,320	2,284
Amortization of debt discount	56	23	101	70
Capitalized interest (Note 6)	—	(470)	(149)	(1,869)
Total	$4,279	$4,689	$13,554	$11,889

Effective interest rate on total debt	3.57%	3.03%	3.24%	3.00%
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 21

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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes and its revolving line of credit are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount of equity investments and convertible notes receivable without readily determinable fair values are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments.
At September 30, 2025, the carrying values and fair values of the following financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$7,750	$—	$—	$7,750
Convertible notes receivable	$2,500	$—	$—	$2,500
Financial Liabilities:
Acquisition-related contingent consideration	$17,834	$—	$—	$17,834

Financial Liabilities Measured at Amortized Cost:
2.125% convertible senior notes due 2029 (1)	$280,721	$—	$291,453	$—
Revolving Credit Facility	$96,000	$—	$96,000	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $25.77 per share on September 30, 2025, compared to a conversion price of $39.56 per share. At September 30, 2025, as the conversion price was above the stock price, the requirements for conversion have not been met.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 22

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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2023	$15,877	$12,134	$28,011
Foreign currency adjustments	—	(236)	(236)
Balance at December 31, 2024	15,877	11,898	27,775
Purchases	—	1,250	1,250
Impairments	(4,000)	(7,000)	(11,000)
Realized gain of prior investments (1)	4,227	1,674	5,901
Settled investments (1)	(8,315)	(5,322)	(13,637)
Foreign currency adjustments	(39)	—	(39)
Balance at September 30, 2025	$7,750	$2,500	$10,250
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
During the nine months ended September 30, 2025, an impairment of an equity investment and convertible note receivable totaling $11.0 million was recorded in other, net in the condensed consolidated statements of operations.
In June 2025, the Company invested $1.3 million in a convertible note receivable related to one of its existing early-stage strategic investments.
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition in the amount of $17.8 million and $20.2 million as of September 30, 2025 and December 31, 2024, respectively.
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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended September 30, 2025, the Company recognized contingent consideration charges of $0.6 million due to revisions to the latest discount rates, partially offset by a reduction in the sales forecast through the milestone expiration date. During the nine months ended September 30, 2025, the Company recognized contingent consideration gains of $2.4 million due to revisions to the latest discount rates. During the three and nine months ended September 30, 2024, the Company recognized contingent consideration gains of $3.2 million and $5.5 million, respectively, due to adjustments reflecting the probability of achieving the remaining Flexion regulatory milestone by the milestone expiration date, partially offset by revisions to the latest discount rates. These adjustments were recorded within contingent consideration charges (gains), acquisition-related expenses, restructuring and other in the condensed consolidated statements of operations. At September 30, 2025, the weighted average discount rate was 7.5%.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 23

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of September 30, 2025
Discount rates	7.2% to 7.8%
Probability of payment for remaining regulatory milestone	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2023	$24,698
Fair value adjustments and accretion	(4,457)
Balance at December 31, 2024	20,241
Fair value adjustments and accretion	(2,407)
Balance at September 30, 2025	$17,834
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At September 30, 2025 and December 31, 2024, all of the Company’s short-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments, with the exception of U.S. government bonds, which are measured at fair value using standard industry models with observable inputs. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s short-term available-for-sale investments at September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$8,520	$2	$—	$8,522
Commercial paper	57,292	8	(9)	57,291
Corporate bonds	32,918	16	(2)	32,932
Total	$98,730	$26	$(11)	$98,745

December 31, 2024 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$21,626	$43	$—	$21,669
Commercial paper	142,556	120	(55)	142,621
Corporate bonds	32,502	25	(5)	32,522
U.S. federal agency bonds	5,996	8	—	6,004
Yankee bond	5,012	13	—	5,025
Total	$207,692	$209	$(60)	$207,841
At September 30, 2025, there were no investments available for sale that were materially less than their amortized cost.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 24

The Company elects to recognize its interest receivable separate from its available-for-sale investments. At September 30, 2025 and December 31, 2024, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.2 million and $0.5 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term and long-term available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of September 30, 2025, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 33%, 22% and 17%. At December 31, 2024, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 18% and 16%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of September 30, 2025 and December 31, 2024, there were $0.6 million and $0.4 million of allowances for credit losses on the Company’s accounts receivable, respectively.
NOTE 11—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$190	$153	$343
Net unrealized loss on investments, net of tax (1)	(102)	—	(102)
Foreign currency translation adjustments	—	3,882	3,882
Balance at September 30, 2025	$88	$4,035	$4,123

	Net Unrealized Gain From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2023	$124	$123	$247
Net unrealized gain on investments, net of tax (1)	437	—	437
Foreign currency translation adjustments	—	(6)	(6)
Balance at September 30, 2024	$561	$117	$678
(1) Net of a nominal and $0.1 million tax benefit for the nine months ended September 30, 2025 and 2024, respectively.
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
On April 17, 2025, the Company announced that its Board of Directors approved a new share repurchase program, which replaced the previously authorized share repurchase program and was effective immediately, which authorizes the Company to repurchase up to an aggregate of $300.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program may be suspended or
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 25

discontinued at any time by the Company and has an expiration date of December 31, 2026. During the nine months ended September 30, 2025, the Company repurchased 3,932,106 shares of its common stock through open market transactions for $100.4 million which included $0.1 million of broker fees and was inclusive of $0.3 million of accrued excise tax. As of September 30, 2025, $200.0 million remains available for future repurchases under this authorization (which excludes the broker fees and excise tax incurred). Refer to Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q for more information on repurchases occurring during the third quarter of 2025.
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
In addition to the Company’s share repurchase plan, during the nine months ended September 30, 2025, the Company withheld 210,423 shares of its common stock to cover employee tax withholding obligations on restricted stock unit vests for $5.5 million. All shares of common stock withheld to cover employee tax withholding obligations are retired and are done so pursuant to the terms of the Company’s stock incentive plans and related equity grant agreements rather than the Company’s share repurchase plan. Retired shares of common stock are not available for future issuance under the Company’s stock incentive plans.
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
In April 2014, the Company’s board of directors approved and adopted the Company’s 2014 Inducement Plan (the “2014 Inducement Plan”), pursuant to which awards could be made to new employees under the 2014 Inducement Plan for up to 175,000 shares of the Company’s common stock as a material inducement to such persons entering into employment with the Company. In December 2023, the board of directors, upon recommendation of the people and compensation committee of the board of directors (the “P&C Committee”), adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “First A&R Inducement Plan”) such that, among other things, an additional 642,093 shares of the Company’s common stock were reserved for issuance. In September 2024, the board of directors, upon the recommendation of the P&C Committee, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated, the “Second A&R Inducement Plan”) to add an additional 707,907 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the Inducement Plan to 1,525,000. In January 2025, the board of directors, upon the recommendation of the P&C Committee, adopted the Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan (as amended and restated to date, the “Inducement Plan”) to add an additional 785,000 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the Inducement Plan to 2,310,000, of which 115,107 shares remained available for issuance as of September 30, 2025, and extend the term of the Inducement Plan such that it will now expire on January 18, 2035.
The Inducement Plan allows for the granting of nonstatutory stock options, restricted stock awards and other stock-based awards, and was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Stock Market Listing Rules. In accordance with this rule, awards under the Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors or the board of directors of any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if they are granted such award in connection with their commencement of employment with the Company or a subsidiary and such grant is an inducement material to their entering into employment with the Company or such subsidiary.
Inducement Awards
From time to time, the board of directors, upon recommendation of the P&C Committee, has approved individually negotiated grants of options and restricted stock units for certain of the Company’s officers in connection with their respective appointments, in each case, pursuant to the inducement plan in effect at such time.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 26

Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$1,506	$1,509	$4,904	$3,896
Research and development	2,326	1,794	6,974	5,522
Selling, general and administrative	10,146	9,137	32,125	25,970
Contingent consideration charges (gains), acquisition-related expenses, restructuring and other	—	790	—	3,517
Total	$13,978	$13,230	$44,003	$38,905

Stock-based compensation from:
Stock options	$3,403	$4,767	$12,152	$17,292
Restricted stock units	10,383	8,276	30,670	21,003
Employee stock purchase plan share options	192	187	1,181	610
Total	$13,978	$13,230	$44,003	$38,905
Equity Awards
The following tables contain information about the Company’s stock option and restricted stock unit, or RSU, activity for the nine months ended September 30, 2025:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2024	6,845,618	$42.95
Granted	485,232	25.30
Exercised	(726)	15.14
Forfeited	(202,193)	42.18
Expired	(676,528)	52.13
Outstanding at September 30, 2025	6,451,403	40.68

Restricted Stock Units	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)
Unvested at December 31, 2024	2,769,728	$32.07
Granted	2,449,865	26.00
Vested	(766,373)	36.67
Forfeited	(239,411)	28.45
Unvested at September 30, 2025	4,213,809	27.82
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 27

The weighted average fair value of stock options granted during the nine months ended September 30, 2025 was $13.73 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Nine Months Ended September 30, 2025
Expected dividend yield	None
Risk-free interest rate	4.14%
Expected volatility	57.9%
Expected term of options	5.14 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the nine months ended September 30, 2025, 100,728 shares were purchased and issued through the ESPP.
NOTE 13—NET INCOME (LOSS) PER COMMON SHARE
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
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$5,432	$(143,466)	$5,397	$(115,601)
Denominator:
Weighted average common shares outstanding—basic	44,038	46,134	45,257	46,269
Computation of diluted securities:
Dilutive effect of stock options	37	—	32	—
Dilutive effect of RSUs	383	—	429	—
Dilutive effect of ESPP share options	1	—	11	—
Weighted average common shares outstanding—diluted	44,459	46,134	45,729	46,269
Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.12	$(3.11)	$0.12	$(2.50)
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 28

The following table summarizes the outstanding stock options, RSUs, ESPP share options and convertible senior notes that were excluded from the diluted net income (loss) per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average number of stock options	6,488	6,925	6,573	7,305
2025 Notes	972	2,821	2,205	4,184
Weighted average number of RSUs	1,531	2,637	1,831	1,935
Weighted average ESPP share options	—	47	—	51
Total	8,991	12,430	10,609	13,475
NOTE 14—INCOME TAXES
Income (loss) before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) before income taxes:
Domestic	$10,497	$(140,309)	$16,956	$(89,656)
Foreign	(973)	1,453	(653)	1,024
Total income (loss) before income taxes	$9,524	$(138,856)	$16,303	$(88,632)

Income tax expense	$4,092	$4,610	$10,906	$26,969
Effective tax rate	43%	(3)%	67%	(30)%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results, adjusted for certain discrete tax items.
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was primarily impacted by costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance, partially offset by tax credits.
The Company’s effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by non-deductible goodwill impairment charges. The Company’s effective tax rate for the nine months ended September 30, 2024 was additionally impacted by costs related to non-deductible stock-based compensation, mainly related to expired stock options.
As of both September 30, 2025 and December 31, 2024, the Company had an income tax payable balance of $5.1 million that was included in other liabilities within the condensed consolidated balance sheet. As of September 30, 2025 and December 31, 2024, the Company had $0.6 million and $0.7 million, respectively, of current income taxes payable that is included in accrued expenses within the condensed consolidated balance sheet.
U.S. Tax Reform
In July 2025, federal legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was enacted, resulting in changes to U.S. federal income tax law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring its estimated U.S. deferred tax assets and liabilities. The Company has $124.6 million of a gross deferred tax asset attributed to unamortized U.S. capitalized research and development costs as of December 31, 2024 that will be deductible on its 2025 and 2026 income tax returns. There are no other material impacts to the Company related to the enactment of the OBBBA.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 29

NOTE 15—CONTINGENT CONSIDERATION CHARGES (GAINS), ACQUISITION-RELATED EXPENSES, RESTRUCTURING AND OTHER
Contingent consideration charges (gains), acquisition-related expenses, restructuring and other for the nine months ended September 30, 2025 and 2024 summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contingent consideration charges (gains)	$625	$(3,244)	$(2,407)	$(5,541)
Restructuring charges	3,728	1,193	3,728	7,724
Acquisition-related expenses	(280)	285	2,222	689
Legal settlement	—	—	7,000	—
Legal judgment	(23,148)	—	(23,148)	—
Impairment of acquired IPR&D	25,866	—	25,866	—
Total contingent consideration charges (gains), acquisition-related expenses, restructuring and other	$6,791	$(1,766)	$13,261	$2,872
Flexion Acquisition Contingent Consideration
The Company recognized charges of $0.6 million and gains of $2.4 million related to contingent consideration arising from the Flexion Acquisition during the three and nine months ended September 30, 2025, respectively. The Company recognized gains of $3.2 million and $5.5 million related to contingent consideration during the three and nine months ended September 30, 2024, respectively. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
2025 Restructuring Charges
In July 2025, as a result of improving manufacturing efficiencies for EXPAREL, the Company instituted a reduction in force at its Science Center Campus in San Diego, California. The Company’s enhanced efficiencies are the result of its multi-year investment in two large-scale 200+ liter EXPAREL batch manufacturing suites located in San Diego and Swindon, U.K., which commenced commercial production in 2024 and 2021, respectively.
These two large-scale manufacturing suites are capable of producing bulk EXPAREL volumes that are approximately four-fold greater than the Company’s 45-liter batch manufacturing process. The Company believes these larger manufacturing suites provide ample capacity for meeting the growing demand and improving gross margins for EXPAREL through a meaningfully more favorable cost structure and manufacturing yields versus the 45-liter batch process. As a result, the Company decommissioned its 45-liter EXPAREL batch manufacturing suite located in San Diego and reduce its workforce accordingly. The reduction impacted 71 employees or approximately 8% of the Company’s then-total workforce.
During both the three and nine months ended September 30, 2025, the Company recognized $3.7 million of employee termination benefit charges, under ASC 420—Liabilities for Exit or Restructuring Activities. These employee termination benefits consist of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits.
As noted in Note 5, Inventories, and Note 6, Fixed Assets, the Company reserved $1.0 million of inventory and recognized $5.5 million of accelerated depreciation expense during the nine months ended September 30, 2025 associated with the decommission of the 45-liter manufacturing assets, which was recognized as costs of goods sold in the condensed consolidated statements of operations.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 30

The Company’s 2025 restructuring charges, including the beginning and ending liability balances, are summarized below (in thousands):

Employee Termination Benefits
Balance at December 31, 2024	$—
Charges incurred	3,728
Cash payments made / settled	(2,772)
Balance at September 30, 2025	$956
2024 Restructuring Charges
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
The Company’s 2024 restructuring charges, including the beginning and ending liability balances, are summarized below (in thousands):

	Employee Termination Benefits (1)	Contract Termination Costs	Total
Balance at December 31, 2023	$—	$—	$—
Charges incurred	3,220	1,709	4,929
Cash payments made / settled	(1,985)	(20)	(2,005)
Balance at December 31, 2024	1,235	1,689	2,924
Cash payments made / settled	(1,225)	(1,689)	(2,914)
Balance at September 30, 2025	$10	$—	$10
(1) During the year ended December 31, 2024, there was $3.6 million of employee termination benefits related to share-based compensation excluded from the table above as they are non-cash and recorded against additional paid-in capital.

Acquisition-Related Expenses
The Company recognized an acquisition-related credit of $0.3 million and costs of $2.2 million during the three and nine months ended September 30, 2025, respectively. These costs primarily related to third-party services and legal fees associated with the GQ Bio Acquisition. See Note 3, GQ Bio Therapeutics Acquisition, for more information.
The Company recognized acquisition-related expenses of $0.3 million and $0.7 million during the three and nine months ended September 30, 2024, respectively. These costs primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition.
Legal Settlement
The Company recognized $7.0 million of costs during the nine months ended September 30, 2025 related to the patent infringement suits against eVenus, Jiangsu Hengrui and Fresenius (each as defined below). For more information, see Note 16, Commitments and Contingencies.
Legal Judgment
The Company recognized other income of $23.1 million during both the three and nine months ended September 30, 2025 upon receipt of a cash payment associated with the U.S. District Court for the District of Nevada issuing judgment declaring that the Research Development Foundation was required to repay the Company the royalties on EXPAREL sales that the Company previously paid under protest. For more information, see Note 16, Commitments and Contingencies.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 31

Impairment of Acquired IPR&D
The Company recognized an impairment of $25.9 million during the three and nine months ended September 30, 2025, for an acquired IPR&D intangible asset related to ZILRETTA for the treatment of OA pain of the shoulder based on the amount that its previous carrying value of $33.9 million exceeded its current fair value of $8.0 million. See Note 8, Goodwill and Intangible Assets, for more information.
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
A trial was conducted in September 2023. In January 2025, the Court issued its decision, finding that the disputed milestones were not met and therefore granted judgment to the Company in full. In March 2025, the Company filed a motion to recover attorney fees, and the parties subsequently agreed to settle the amount of expenses owed to the Company, whereby Fortis agreed to pay the Company $5.2 million and waived its rights to appeal the decision. A final judgment and order was entered in April 2025. The $5.2 million payment received was accounted for as a recovery of losses and recorded against selling, general and administrative expense in the nine months ended September 30, 2025 within the condensed consolidated statement of operations, consistent to where the previous expenses were recorded.
eVenus Pharmaceutical Laboratories Litigations
In October 2021, December 2021, April 2023 and May 2024, the Company received Notice Letters advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the FDA an Abbreviated New Drug Application, or ANDA, with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic bupivacaine liposome injectable suspension in the U.S. prior to the expiration of certain of the Company’s U.S. patents.
Beginning in November 2021, the Company filed various patent infringement suits against eVenus, its parent company (Jiangsu Hengrui Pharmaceuticals, Co. Ltd., or Jiangsu Hengrui) and Fresenius Kabi USA, LLC, or Fresenius, (together, the “eVenus ANDA Filers”) in the U.S. District Court for the District of New Jersey asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent) (21-cv-19829), U.S. Patent No. 11,179,336 (the ‘336 patent) (22-cv-00718), U.S. Patent No. 11,426,348 (the ‘348 patent) (23-cv-02367), U.S. Patent Nos. 11,819,574 (the ‘574 patent) and 11,819,575 (the ‘575 patent) (24-cv-06294), and U.S. Patent No. 11,925,706 (the ‘706 patent) (24-cv-07680). In December 2024, the Company filed a patent infringement suit against Fresenius and Jiangsu Hengrui in the Northern District of Illinois (24-cv-12416) asserting that the ANDA products will infringe U.S. Patent No. 12,156,940 (the ‘940 patent). Also in December 2024, the eVenus ANDA Filers filed an action for declaratory judgment of non-infringement and invalidity with respect to the ‘940 patent in the District Court of New Jersey (24-cv-11014).
On April 7, 2025, the Company, along with its operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the eVenus ANDA Filers with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, the Company agreed to provide the eVenus ANDA Filers with a license to the Company’s patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 32

injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, the Company has agreed to provide the eVenus ANDA Filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of the Company’s expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, the Company paid the eVenus ANDA Filers $7.0 million. This legal settlement cost was recorded within contingent consideration charges (gains), acquisition-related expenses, restructuring and other in the nine months ended September 30, 2025 in the Company’s condensed consolidated statement of operations.
Paragraph IV Certification Notices
In October 2025, the Company received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers (The WhiteOak Group, Inc., or WhiteOak, of Rockville, Maryland (a subsidiary of Zhejiang Haichang Biotechnology Co., Ltd.) and Qilu Pharmaceutical (Hainan) Co., Ltd., or Qilu), each advising that they had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. Each letter alleged that EXPAREL patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”) are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed products described in these ANDA submissions.

The Company is currently assessing these notification letters and has 45 days from the applicable date of receipt to commence patent infringement lawsuits against these generic challengers if it believes they are infringing its intellectual property. In the event that the Company files one or more patent infringement lawsuit(s), the FDA would enter a 30-month stay of final approval of the ANDA(s). The Company intends to vigorously defend its intellectual property rights relating to EXPAREL.
Argentum Request for Ex Parte Reexamination of ‘495 Patent
On October 3, 2024, Argentum Pharmaceuticals LLC, or Argentum, filed a Request for Ex Parte Reexamination of the ‘495 patent. Specifically, Argentum alleged that claims 1, 7 and 8 of the ‘495 patent are obvious and cite to U.S. Patent No. 9,585,838 (the ‘838 patent) and the Physician’s Desk Reference in support of its allegation. In response, the Company submitted rebuttal evidence, certain claim amendments, and new claims. Claim 7 was withdrawn from the reexamination due to the finality of the judgment in the eVenus litigation, and claim 1 was canceled. The USPTO agreed with the Company’s position and issued a Reexamination Certificate in August 2025.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 33

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
In June 2025, the U.S. District Court for the District of Nevada issued judgment in favor of the company declaring that RDF is required to repay Pacira $23.1 million in royalties on EXPAREL sales that were previously paid under protest. The Nevada Court also awarded Pacira an additional interest payment of $5.2 million in statutory interest on the royalties paid under protest. In July 2025, the Company received a $28.3 million cash payment for which $23.1 million was recorded within contingent consideration charges (gains), acquisition-related expenses, restructuring and other and $5.2 million was recorded within interest income in the nine months ended September 30, 2025 in the Company’s condensed consolidated statements of operations. In May and September 2025, RDF filed two notices of appeal which are pending.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 34

The Company has successfully completed Part 1 of a pediatric study in children aged two to less than six years of age and has initiated enrollment for Part 2 of the study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
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
Purchase Obligations
During the three months ended September 2025, the Company entered into a non-cancelable contractual commitment of approximately $2.4 million for the remaining three months of 2025 and $5.5 million in 2026.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 35

NOTE 17—SEGMENT INFORMATION
The Company is managed and operated as a single business focused on the development, manufacture, marketing, distribution and sale of non-opioid pain therapies. The Company is managed by a single management team, and consistent with its organizational structure, the Chief Executive Officer—who is the Company’s chief operating decision maker, or CODM—manages and allocates resources at a consolidated level. Accordingly, the Company views its business as one operating segment and one reportable segment to evaluate its performance, allocate resources, set operational targets and forecast its future financial results.
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
There are significant expense categories and amounts that are regularly provided to the CODM. These expense categories differ from what is disclosed in the Company’s financial results. The table below reconciles the significant expense categories provided to the CODM to the Company’s expenses as disclosed under GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$179,516	$168,573	$529,538	$513,713
Less:
Adjusted cost of goods sold	32,772	37,355	98,025	126,646
Adjusted research and development	22,489	17,310	70,276	52,158
Adjusted selling and marketing	58,471	43,191	165,006	121,673
Adjusted general and administrative	23,180	21,831	70,020	66,097
Goodwill impairment	—	163,243	—	163,243
Stock-based compensation	13,978	13,230	44,003	38,905
Amortization of acquired intangible assets	14,322	14,322	42,966	42,966
Changes in the fair value of contingent consideration	625	(3,244)	(2,407)	(5,541)
Legal settlement	—	—	7,000	—
Legal judgment	(23,148)	—	(23,148)	—
Impairment of acquired IPR&D	25,866	—	25,866	—
Other	4,599	862	15,080	5,641
Total operating expenses	173,154	308,100	512,687	611,788
Total other income (expense), net	3,162	671	(548)	9,443
Income (loss) before income taxes	9,524	(138,856)	16,303	(88,632)
Income tax expense	(4,092)	(4,610)	(10,906)	(26,969)
Net income (loss)	$5,432	$(143,466)	$5,397	$(115,601)
For information on the Company’s fixed assets located outside of the U.S., refer to Note 6, Fixed Assets.
NOTE 18—SUBSEQUENT EVENTS
In November 2025, the Company and AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company specializing in drug delivery, announced an exclusive worldwide license agreement for the development and commercialization of AMT-143, a long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain. In a Phase 1 study, AMT-143 demonstrated sustained release of ropivacaine through 14 days. The Company and AmacaThera expect to initiate a Phase 2 program in 2026. Under the terms of the agreement, AmacaThera will receive an upfront payment of $5.0 million with the potential for future development- and sales-based milestone payments and a tiered royalty on future net product sales.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 36

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: '5x30', our growth and business strategy, our future outlook, the strength and efficacy of our intellectual property protection and patent terms, our future growth potential and future financial and operating results and trends, our plans, objectives, expectations (financial or otherwise) and intentions, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio and product development programs, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act, the expected cost savings and benefits of a July 2025 reduction in force and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: the failure to realize the anticipated benefits and synergies from the acquisition of GQ Bio Therapeutics GmbH; risks associated with acquisitions, such as the risk that the businesses will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including tariffs, inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera®°; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA, iovera° and any of our other product candidates, including PCRX-201 (enekinragene inzadenovec); the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of U.S. Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome, or pMVL, drug delivery technology; the approval of the commercialization of our products in other jurisdictions; clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company and the anticipated funding or benefits of our share repurchase program.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”); in Part II. Item 1A in this Quarterly Report on Form 10-Q and in other reports filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” the “Company,” the “Registrant,” “our,” “us” and “we” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 37

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
While there has been no material impact on our business related to tariffs to date, the current macroeconomic environment remains dynamic and subject to rapid and possibly material changes. For instance, the U.S. government may in the future pause, reimpose or increase tariffs and foreign governments have, and in the future may, impose retaliatory trade protection measures. Our business may be impacted by ongoing risks associated with global macroeconomic conditions, including international relations and trade disputes. For example, and most notably for us, the active pharmaceutical ingredient for both EXPAREL and ZILRETTA are sourced from outside the U.S. In July 2025, the U.S. and the European Union, or E.U., agreed to a trade deal that sets a 15% tariff on most imports from the E.U., including branded pharmaceuticals, and effectively exempts the E.U. from higher tariffs that may be imposed on pharmaceutical imports from other countries pursuant to a pending investigation of such imports under Section 232 of the Trade Expansion Act of 1962. Pharmaceuticals imported from countries outside the E.U. may face higher tariffs, including tariffs that may be imposed pursuant to the pending Section 232 investigation.
Such tariffs imposed by the U.S. and/or other countries that are currently in effect, or may take effect in the future, could increase our manufacturing and operating expenses in future periods, including the cost to deliver our products to commercial markets, the cost to source raw materials for the manufacturing of our products and the cost of materials used in our research and development activities. The imposition of future tariffs impacting our industry, the magnitude of response by other countries to such tariffs and the length of time such tariffs are in effect may also increase uncertainty and adversely impact our business.
There has been significant volatility in U.S. tariff and customs policy recently, with frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates and reversals of prior actions. Most recently, in
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 38

September 2025, the U.S. Presidential administration noted it would explore imposing a 100% tariff on imports of branded or patented pharmaceutical products, unless a pharmaceutical company is building a manufacturing plant in the U.S. This volatility makes it more difficult to forecast costs, plan our global supply chain and provide reliable financial guidance. Policy changes often require rapid operational adjustments that can increase costs and reduce efficiency. We expect such volatility and uncertainty related to tariffs and customs to continue, potentially posing ongoing challenges to our operations, financial planning and investor communications.
In addition, federal agencies in the U.S. have been operating under a government shutdown since October 1, 2025 (which has continued as of the date of this Quarterly Report on Form 10-Q). The shutdown has impacted certain federal agencies, such as the FDA and Centers for Medicare Services, or CMS, who have furloughed staff and scaled back their operations. While we have not yet experienced an adverse impact on our business operations due to this government shutdown, if the government shutdown continues for a prolonged period of time, or if a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or negatively affect sales of our products if some of our customers do not (or perceive that they will not) receive adequate reimbursement from third-party payors or CMS. We will continue to evaluate the impacts of the government shutdown on our business and results of operations. The duration of the current U.S. government shutdown is unknown, nor is the extent of potential agency backlogs once the shutdown concludes, and therefore we are unable to predict the potential impact of a prolonged government shutdown on our business or operations.

Recent Highlights
•In August 2025, the U.S. Patent and Trademark Office, or USPTO, issued U.S. Patent No. 12,370,142 (the ‘142 patent), claiming composition of EXPAREL manufactured by an enhanced process from our large-scale batch process in San Diego, California, which demonstrated a more consistent stability profile as measured by an in-vitro release assay (IVRA). We now have 21 EXPAREL patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The ‘142 patent expires in July 2044.
•In October 2025, we presented new data from our Phase 1 clinical trial evaluating PCRX-201 (enekinragene inzadenovec), our novel gene therapy candidate for OA of the knee, at the American College of Rheumatology’s Convergence 2025 meeting. These data demonstrated sustained efficacy from a single IA injection of PCRX-201 with improvements in pain, stiffness and function for up to three years. Importantly, efficacy was observed across all structural severity subgroups including the most severe with a Kellgren-Lawrence (K-L) grade of 4. In addition, investigators highlighted that pre-existing neutralizing antibodies did not affect PCRX-201’s efficacy or safety at all three dose levels tested. Natural immune responses are a major obstacle for gene therapies, and these preliminary data indicate the potential for re-dosing.
Additionally, in November 2025, we announced the conclusion of patient enrollment in Part A of our Phase 2 ASCEND study evaluating PCRX-201 for the treatment of OA of the knee. This milestone marks the first stage of a two-part, multicenter trial designed to evaluate the safety and efficacy of PCRX-201. We remain on track to report results from a pre-specified interim analysis before the end of 2026.
•In November 2025, we and AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company specializing in drug delivery, announced an exclusive worldwide license agreement for the development and commercialization of AMT-143, a long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain. Under the terms of the agreement, AmacaThera will receive an upfront payment of $5.0 million with the potential for future development- and sales-based milestone payments and a tiered royalty on future net product sales. This acquisition aligns with our 5x30 growth strategy to prioritize clinical stage, derisked opportunities that are complementary to our call points in pain management.
AMT-143 is a slow-release, non-opioid local analgesic providing long-acting post-operative pain relief. It is administered via instillation at the time of the surgery and leverages AmacaThera’s innovative hydrogel platform, a fast-gelling physical hydrogel composed of two well-established polymers enabling slow-release while minimizing systemic side effects. It is delivered via a conventional syringe and rapidly forms a depot as it warms to body temperature. In a Phase 1 study, AMT-143 demonstrated sustained release of ropivacaine through 14 days. We and AmacaThera expect to initiate a Phase 2 program in 2026.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 39

Science Center Campus Reduction in Force

In July 2025, as a result of improving manufacturing efficiencies for EXPAREL, we instituted a reduction in force at our Science Center Campus in San Diego, California. Our enhanced efficiencies were the result of our multi-year investment in two large-scale 200+ liter batch manufacturing suites located in San Diego and Swindon, United Kingdom, which commenced commercial production in 2024 and 2021, respectively. These two large-scale manufacturing suites are capable of producing bulk EXPAREL volumes that are approximately four-fold greater than our 45-liter batch manufacturing process, and we believe these larger manufacturing suites provide ample capacity for meeting the growing demand and improving gross margins for EXPAREL through a meaningfully more favorable cost structure and manufacturing yields versus the 45-liter batch process. As a result, and after careful consideration, we decided to decommission our 45-liter EXPAREL batch manufacturing suite located in San Diego and reduce our workforce accordingly.
The reduction impacted 71 employees or approximately 8% of our then-total workforce. As a result, during both the three and nine months ended September 30, 2025, we recognized $3.7 million of employee termination benefit charges which consist of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits. In June 2025, we reserved $1.0 million of inventory and recognized $5.5 million of accelerated depreciation expense associated with the decommissioning of the 45-liter manufacturing assets.
This reduction in the workforce is subject to local regulatory requirements and the majority of these charges occurred in the third quarter of 2025. The reduction in the workforce is anticipated to lead to an annual reduction in operating expenses of approximately $13.0 million, which does not reflect the one-time expenses associated with the workforce reduction. In addition, we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the workforce reduction.
For more information, see Note 15, Contingent Consideration Charges (Gains), Acquisition-related Expenses, Restructuring and Other, to our condensed consolidated financial statements included herein.
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
We have successfully completed Part 1 of a pediatric study in children aged two to less than six years of age. We have initiated enrollment for Part 2 of the pediatric study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 40

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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 41

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
The lifetime risk of developing symptomatic knee OA is 45 percent according to the Arthritis Foundation. The prevalence of symptomatic knee OA increases with each decade of life, with the annual incidence of knee OA being highest between age 55 and 64 years old. There are 15 million individuals in the U.S. who have symptomatic knee OA, and nearly two million are under the age of 45. Surgical intervention is typically a last resort for patients suffering from OA of the knee.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 42

Lower dose levels mean that thousands of doses can be produced in a single batch. As a result, we expect that any therapies built on the HCAd platform would have a commercially attractive and viable cost of goods profile.

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
After injection of PCRX-201, the HCAd vector enters joint cells and turns them into factories to boost cellular IL-1Ra production, which blocks IL-1 pathway activation to reduce inflammation and pain in the knee. PCRX-201 uses an inflammation-responsive promoter to only produce IL-1Ra when needed, mimicking how the body naturally responds to inflammation. In a Phase 1 proof-of-concept study of patients with moderate to severe OA of the knee, PCRX-201 was well tolerated with improvements in knee pain observed across all doses. The study enrolled 72 patients who were broken into two cohorts. The first cohort received one of three doses of PCRX-201. The second cohort received concurrent pre-treatment with an IA corticosteroid (methylprednisolone 40 mg), a technique common in gene therapy dosing to improve tolerability and gene transfer. PCRX-201 was well tolerated, with efficacy observed through at least 52 weeks at all doses and cohorts. The highest level of efficacy was achieved in the co-administered steroid group, which showed a greater percentage of patients with at least a 50% improvement in Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) pain and stiffness scores, as well as a meaningful improvement in Knee Injury and Osteoarthritis Outcomes Score (KOOS) functional assessment. In all 3 doses, over 70% of patients saw a 50% or greater improvement in pain compared to baseline at week 16 and 78. PCRX-201 was well-tolerated with no serious treatment-emergent adverse events related to the treatment or procedure reported regardless of steroid pretreatment or dose level administered. While other therapies typically provide relief for three to six months, PCRX-201 has shown the potential to set a new standard with pain relief lasting at least 2 years from a single injection.
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
ASCEND will evaluate two doses of PCRX-201, Dose A is 1.4 x 1010 genome copies and Dose B is 1.4 x 1011 genome copies. Patients are being randomized 1:1:1 to Dose A, Dose B or saline. All cohorts will receive concurrent pretreatment with an IA corticosteroid (methylprednisolone 40 mg).
Part A of the study randomized approximately 45 patients and Part B will randomize approximately 90 patients. The drug product used in Part B of the study will be manufactured using our newly developed, suspension-based batch manufacturing process intended for commercial scale-up. We recently achieved our enrollment target for Part A of the study and expect to report results from a pre-specified interim analysis before the end of 2026.
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
Other HCAd Product Candidates
In addition to PCRX-201, we currently have prioritized three other preclinical HCAd-based gene therapy programs that we believe have disease modifying potential in other painful conditions. These include Investigational New Drug (IND) enabling studies of PCRX-1002 for Dry Eye Disease and PCRX-1003 for Degenerative Disc Disease. We also intend to conduct animal studies for PCRX-1001, which we believe has out-licensing potential for OA in dogs and other companion animals.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 43

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
Knee OA
Commercial expansion
Shoulder OA
Complete phase 3 study enrollment
iovera°
Total knee arthroplasty (TKA)
Report real-world data from IGOR* registry
Lower back pain (Medial branch block)
Commercial expansion
Spasticity
Complete investigational device exemption study
Product Candidate Pipeline
PCRX-201 (Knee OA)
Continue enrollment in phase 2: Part A study
PCRX-1001 (Canine OA)
Generating data to support patent filings
PCRX-1002 (Dry eye disease)
Generating data to support patent filings
PCRX-1003 (Degenerative disc disease)
Generating data to support patent filings
NOCITA
Postsurgical analgesia in dogs and cats
Marketed by Aratana Therapeutics, Inc.

NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc.

* Innovations in Genicular Outcomes Registry

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 44

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenues
Net product sales consist of sales of (i) EXPAREL in the U.S., E.U., and the United Kingdom, or U.K.; (ii) ZILRETTA in the U.S.; (iii) iovera° in the U.S., Canada, the E.U., and the U.K. and (iv) sales of our bupivacaine liposome injectable suspension product for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of our bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Net product sales:
EXPAREL	$139,902	$132,004	6%	$419,348	$401,286	5%
ZILRETTA	28,982	28,420	2%	83,654	84,966	(2)%
iovera°	6,465	5,655	14%	17,176	16,359	5%
Bupivacaine liposome injectable suspension	2,691	1,643	64%	5,803	7,322	(21)%
Total net product sales	178,040	167,722	6%	525,981	509,933	3%
Royalty revenue	1,476	851	73%	3,557	3,780	(6)%
Total revenues	$179,516	$168,573	6%	$529,538	$513,713	3%
EXPAREL revenue increased 6% and 5% in the three and nine months ended September 30, 2025 versus 2024, respectively. Components of the increase included a 9% and 6% increase in gross vial volume in the three and nine months ended September 30, 2025 versus 2024, respectively, partially offset by a shift in product mix and decreases in net selling price per unit in both the three and nine months ended September 30, 2025 versus 2024. The decrease in net selling price per unit relates to increases in sales-related allowances as a result of group purchasing organization contracting, partially offset by a January 2025 price increase.
ZILRETTA revenue increased 2% in the three months ended September 30, 2025 versus 2024 due to a 1% increase in net selling price per unit and a 1% increase in kit volume. ZILRETTA revenue decreased 2% in the nine months ended September 30, 2025 versus 2024 due to a 4% decrease in kit volume, partially offset by a 2% increase in net selling price per unit. Both periods’ increase in net selling price per unit is related to a 4% increase in gross selling price per unit, partially offset by higher sales-related allowances. For the nine months ended September 30, 2025, ZILRETTA volume was impacted by the onboarding of a new field-based team to support ZILRETTA after realigning our existing sales force to focus on EXPAREL. This transition impacted sales in 2025 as ZILRETTA is a promotionally sensitive product.
Net product sales of iovera° increased 14% and 5% in the three and nine months ended September 30, 2025 versus 2024, respectively, driven by increases in Smart Tip volume of 16% and 7%, partially offset by decreases in Smart Tip net selling price of 1% and 2%.
Bupivacaine liposome injectable suspension revenue increased 64% in the three months ended and decreased 21% in the nine months ended September 30, 2025 versus 2024, respectively, due to timing of orders placed by our commercial partner for veterinary use. Its related royalties increased 73% in the three months ended and decreased 6% in the nine months ended September 30, 2025 versus 2024, respectively, primarily due to both the timing of orders and the sales mix of vial sizes.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 45

The following tables provide a summary of activity with respect to our sales-related allowances and accruals related to EXPAREL and ZILRETTA for the nine months ended September 30, 2025 and 2024 (in thousands):

September 30, 2025	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2024	$1,600	$1,308	$4,875	$4,863	$1,707	$14,353
Provision	1,051	10,469	17,835	117,974	2,641	149,970
Payments	(571)	(10,296)	(17,756)	(117,511)	(2,674)	(148,808)
Balance at September 30, 2025	$2,080	$1,481	$4,954	$5,326	$1,674	$15,515

September 30, 2024	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2023	$1,868	$1,308	$3,697	$5,870	$1,175	$13,918
Provision	1,409	9,260	15,109	81,037	1,955	108,770
Payments	(1,975)	(9,360)	(14,973)	(82,770)	(1,090)	(110,168)
Balance at September 30, 2024	$1,302	$1,208	$3,833	$4,137	$2,040	$12,520
Total reductions of gross product sales from sales-related allowances and accruals were $150.0 million and $108.8 million, or 22.1% and 17.6% of gross product sales, for the nine months ended September 30, 2025 and 2024, respectively. The overall 4.5% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts.

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Cost of goods sold	$34,278	$38,864	(12)%	$109,450	$130,542	(16)%
Gross margin	81%	77%		79%	75%
Gross margin increased four percentage points in both the three and nine months ended September 30, 2025 versus 2024, due to lower EXPAREL inventory reserves and improved ZILRETTA product costs due to higher volumes manufactured in order to enhance the level of inventory on hand. The increase in the three months ended September 30, 2025 versus 2024 was partially offset by higher EXPAREL product cost as a result of lower production volumes. The increase in the nine months ended September 30, 2025 versus 2024 was partially offset by accelerated depreciation of fixed assets impacted by the decommissioning of our 45-liter EXPAREL batch manufacturing suite at our Science Center Campus in San Diego, California. For more information, see Note 6, Fixed Assets, to our condensed consolidated financial statements included herein.
Additionally, in April 2025, the U.S. District Court, District of Nevada, concluded we were no longer obligated to pay royalties to the Research Development Foundation, or RDF, for EXPAREL manufactured under our enhanced, larger-scale manufacturing process. As a result, during the nine months ended September 30, 2025, no royalty expense was incurred on net product sales of EXPAREL. For more information, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 46

Research and Development Expenses
Research and development, or R&D, expenses primarily consist of costs related to clinical trials and related outside services, product development and other R&D costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera°, clinical trials for PCRX-201 and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information and scientific communication expenses, expenses related to our IGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP. Additionally, as part of the GQ Bio Acquisition, expenses related to a key employee holdback are also included in R&D.
The following table provides a breakout of our R&D expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Clinical and preclinical development	$12,721	$8,215	55%	$39,447	$22,733	74%
Product development	6,854	7,239	(5)%	22,853	21,952	4%
Regulatory and other	2,914	1,856	57%	7,976	7,473	7%
Key employee holdback	1,151	—	N/A	2,609	—	N/A
Stock-based compensation	2,326	1,794	30%	6,974	5,522	26%
Total research and development expense	$25,966	$19,104	36%	$79,859	$57,680	38%
% of total revenues	14%	11%		15%	11%
Total R&D expense increased 36% and 38% in the three and nine months ended September 30, 2025 versus 2024, respectively.
Clinical and preclinical development expense increased 55% and 74% in the three and nine months ended September 30, 2025 versus 2024, respectively, due to ongoing site start-up expenses and enrollment in the PCRX-201 Phase 2 ASCEND trial for knee OA and an iovera° spasticity trial, as well as additional personnel to support clinical initiatives. For the three months ended September 30, 2025 versus 2024, these increases were partially offset by an enrollment pause in a ZILRETTA shoulder trial pending Institutional Review Board (IRB) approval of a protocol amendment, as well as an enrollment pause between cohort 1 and cohort 2 in an EXPAREL pediatric trial. For the nine months ended September 30, 2025 versus 2024, increases include site start-up of and ongoing enrollment in the ZILRETTA shoulder trial, partially offset by the winding down of a PCRX-201 Phase 1 trial for knee OA.
Product development expense decreased 5% in the three months ended September 30, 2025 versus 2024 attributable to ZILRETTA development costs that were incurred in the prior year to develop a manufacturing fill line that was placed into service in 2025. Product development expense increased 4% in the nine months ended September 30, 2025 versus 2024, attributable to investing in our HCAd platform, primarily for the PCRX-201 program. These increases were partially offset by the completion of pre-commercial scale-up activities of our enhanced, larger-scale EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California. This manufacturing suite was approved by the FDA in February 2024 and placed into service in July 2024.
Regulatory and other expense increased 57% and 7% in the three and nine months ended September 30, 2025 versus 2024, respectively, due to a realignment of medical communication activities, as well as additional subjects enrolled in the IGOR registry study.
During the three and nine months ended September 30, 2025, we accrued $1.2 million and $2.6 million, respectively, related to a key employee holdback. As part of the GQ Bio Acquisition, $7.8 million related to two employees’ payments will be recognized over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20% at each year’s respective anniversary.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 47

Stock-based compensation expense increased 30% and 26% in the three and nine months ended September 30, 2025 versus 2024, respectively, primarily due to increased R&D personnel as well as the shifting of our annual equity grant to the first quarter in 2025.

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
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Sales and marketing	$58,471	$43,191	35%	$165,006	$121,673	36%
General and administrative	23,180	22,005	5%	70,020	66,842	5%
Stock-based compensation	10,146	9,137	11%	32,125	25,970	24%
Total selling, general and administrative expense	$91,797	$74,333	23%	$267,151	$214,485	25%
% of total revenues	51%	44%		50%	42%
Total selling, general and administrative expense increased 23% and 25% in the three and nine months ended September 30, 2025 versus 2024, respectively.
Sales and marketing expense increased 35% and 36% in the three and nine months ended September 30, 2025 versus 2024, respectively, driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams and value creation to enhance key commercial capabilities and expand EXPAREL utilization. We also expanded the size of our sales force in the second half of 2024 in order to better extend our reach on each of our commercial products.
General and administrative expense increased 5% in both the three and nine months ended September 30, 2025 versus 2024 primarily driven by increased headcount in the business development and other administrative departments. In addition, the increase in the nine months ended September 30, 2025 versus 2024 was partially offset by a recovery of legal expenses in the first quarter of 2025.
Stock-based compensation expense increased 11% and 24% for the three and nine months ended September 30, 2025 versus 2024, respectively, primarily due to equity grants provided to new executive officers as well as the shifting of our annual equity grant to the first quarter starting in 2025.
In October 2025, we received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers each advising that they had submitted an Abbreviated New Drug Application to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. We expect to incur additional legal costs to defend our intellectual property, although we cannot predict the extent of costs or the outcome of these matters at this time. For more information, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 48

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

Goodwill Impairment
The following table provides a summary of a goodwill impairment during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Goodwill impairment	$—	$163,243	(100)%	$—	$163,243	(100)%
During the three months ended September 30, 2024, the FDA approved a generic competitor to EXPAREL and a U.S. District Court ruled that one of our patents was not valid. Due to these events and a subsequent decrease in our common stock price, it was determined these qualitative factors indicated it was more likely than not that the fair value of goodwill may be less than its carrying value. Accordingly, we performed a quantitative assessment through a discounted cash flow model (or income approach), which resulted in the carrying value of the Company exceeding its fair value by more than the goodwill balance. As a result, a goodwill impairment of $163.2 million was recorded during the three months ended September 30, 2024. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.
On April 7, 2025, we, along with our operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with eVenus Pharmaceutical Laboratories, Inc.; their parent company—Jiangsu Hengrui Pharmaceuticals, Co. Ltd.; and Fresenius Kabi USA, LLC, with respect to this matter. For more information, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 49

Contingent Consideration Charges (Gains), Acquisition-related Expenses, Restructuring and Other
The following table provides a summary of the costs related to the contingent consideration charges (gains), acquisition-related expenses, restructuring and other during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Contingent consideration charges (gains)	$625	$(3,244)	N/A	$(2,407)	$(5,541)	(57)%
Restructuring charges	3,728	1,193	100+%	3,728	7,724	(52)%
Acquisition-related expenses	(280)	285	N/A	2,222	689	100+%
Legal settlement	—	—	N/A	7,000	—	N/A
Legal judgment	(23,148)	—	N/A	(23,148)	—	N/A
Impairment of acquired in-process research & development (IPR&D)	25,866	—	N/A	25,866	—	N/A
Total contingent consideration charges (gains), acquisition-related expenses, restructuring and other	$6,791	$(1,766)	N/A	$13,261	$2,872	100+%
During the three and nine months ended September 30, 2025, total contingent consideration charges (gains), acquisition-related expenses, restructuring and other included net charges of $6.8 million and $13.3 million, respectively. During the three and nine months ended September 30, 2024, total contingent consideration charges (gains), acquisition-related expenses, restructuring and other included net gains of $1.8 million and net charges of $2.9 million, respectively.
During the three months ended September 30, 2025, we recognized contingent consideration charges of $0.6 million due revisions to the latest discount rates, partially offset by a reduction in the sales forecast through the milestone expiration date of December 31, 2030. During the nine months ended September 30, 2025, we recognized contingent consideration gains of $2.4 million due to revisions to the latest discount rates.
During the three and nine months ended September 30, 2024, we recognized contingent consideration gains of $3.2 million and $5.5 million, respectively, primarily due to adjustments reflecting the probability of achieving the remaining Flexion regulatory milestone by the milestone expiration date, partially offset by revisions to the latest discount rates.
In July 2025, as a result of improving manufacturing efficiencies for EXPAREL, we instituted a reduction in force at our Science Center Campus in San Diego, California. Our enhanced efficiencies are the result of our multi-year investment in two large-scale 200+ liter EXPAREL batch manufacturing suites located in San Diego and Swindon, U.K., which commenced commercial production in 2024 and 2021, respectively. As a result, during both the three and nine months ended September 30, 2025, we recognized $3.7 million of pre-tax employee termination benefit charges which consist of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits.
In February 2024, we initiated a restructuring plan to ensure that we are well positioned for long-term growth. The restructuring plan included, among other things: (i) reshaping our executive team; (ii) reallocating efforts and resources from our ex-U.S. and certain early-stage development programs to our commercial portfolio in the U.S. market; and (iii) reprioritizing investments to focus on other commercial initiatives. As a result, during the three and nine months ended September 30, 2024, we recognized restructuring charges of $1.2 million and $7.7 million, respectively, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs.
During the nine months ended September 30, 2025, we recognized acquisition-related expenses of $2.2 million primarily related to third-party services and legal fees associated with the GQ Bio Acquisition.
During the nine months ended September 30, 2025, we recognized legal settlement costs of $7.0 million related to the settlement of the patent infringement suits against Fresenius Kabi USA, LLC, eVenus Pharmaceuticals Laboratories, Inc. and Jiangsu Hengrui Pharmaceuticals Co., Ltd.
During the three and nine months ended September 30, 2025, we recognized $23.1 million in other income upon receipt of a cash payment associated with the U.S. District Court for the District of Nevada issuing judgment declaring that RDF was
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 50

required to repay us the royalties on EXPAREL sales that we previously paid under protest. In May and September 2025, RDF filed two notices of appeal which are pending.
During both the three and nine months ended September 30, 2025, we recorded a $25.9 million in-process research and development (IPR&D) impairment associated with our ZILRETTA shoulder asset due to revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts, among other factors.
For more information on these events, see Note 3, GQ Bio Therapeutics Acquisition, Note 8, Goodwill and Intangible Assets, Note 10, Financial Instruments, Note 15, Contingent Consideration Charges (Gains), Acquisition-related Expenses, Restructuring and Other and Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Other Income (Loss), Net
The following table provides information regarding other income, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Interest income	$8,534	$5,482	56%	$20,437	$14,134	45%
Interest expense	(4,279)	(4,689)	(9)%	(13,554)	(11,889)	14%
(Loss) gain on early extinguishment of debt	(983)	—	N/A	(983)	7,518	N/A
Other, net	(110)	(122)	(10)%	(6,448)	(320)	100+%
Total other income (loss), net	$3,162	$671	100+%	$(548)	$9,443	N/A
Total other income (loss), net in the three and nine months ended September 30, 2025 included net other income of $3.2 million and a net other loss of $0.5 million, respectively. Total other income, net in the three and nine months ended September 30, 2024 was $0.7 million and $9.4 million, respectively.
Interest income increased 56% and 45% in the three and nine months ended September 30, 2025 versus 2024, respectively, due to interest income associated with the judgment surrounding the RDF legal proceeding, as well as interest realized on a GQ Bio note receivable investment we had made prior to the GQ Bio Acquisition, partially offset by lower interest rate and lower cash balances after repayment of the 2025 Notes. For more information on the RDF legal judgment, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Interest expense decreased 9% in the three months ended September 30, 2025 versus 2024, primarily due to the repayment of 2025 Notes and lower interest rate Revolving Credit Facility. Interest expense increased 14% in the nine months ended September 30, 2025 versus 2024 primarily due to the completion of a project that had incurred capitalized interest in the comparable period, as well as issuing the 2029 Notes (as defined below) in May 2024. For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein.
In the three and nine months ended, September 30, 2025, we recognized a $1.0 million loss on early extinguishment of debt in conjunction with the repayment of the TLA Term Loan. In the nine months ended September 30, 2024, we recognized a $7.5 million gain on early extinguishment of debt in conjunction with the repurchase of $200.0 million principal of our 2025 Notes (as defined below).
The $6.4 million other net loss during the nine months ended September 30, 2025 was primarily driven by an impairment of an equity investment and convertible note receivable totaling $11.0 million, partially offset by a realized gain associated with a previously acquired equity investment in GQ Bio that increased in fair value resulting from the GQ Bio Acquisition. For more information, see Note 3, GQ Bio Therapeutics Acquisition, and Note 10, Financial Instruments, to our condensed consolidated financial statements included herein.

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 51

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2025	2024		2025	2024
Income tax expense	$4,092	$4,610	(11)%	$10,906	$26,969	(60)%
Effective tax rate	43%	(3)%		67%	(30)%
The effective tax rates were 43% and 67% for the three and nine months ended September 30, 2025, respectively. The effective tax rates were (3)% and (30)% for the three and nine months ended September 30, 2024, respectively. Income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results adjusted for certain discrete tax items.
The effective tax rate for the three and nine months ended September 30, 2025 is primarily impacted by costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance, partially offset by tax credits. The effective tax rate for the three and nine months ended September 30, 2024 was primarily impacted by non-deductible goodwill impairment charges. The effective tax rate for the nine months ended September 30, 2024 was additionally impacted by costs related to non-deductible stock-based compensation, mainly related to expired stock options.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, R&D and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock, product sales and collaborative licensing and milestone revenue. As of September 30, 2025, we had an accumulated deficit of $201.0 million, cash and cash equivalents and available-for-sale investments of $246.3 million and working capital of $455.7 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2025	2024
Net cash provided by (used in):
Operating activities	$108,305	$156,257
Investing activities	80,148	(82,908)
Financing activities	(317,975)	19,318
Effect of exchange rate changes on cash and cash equivalents	337	—
Net (decrease) increase in cash and cash equivalents	$(129,185)	$92,667
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 52

Operating Activities
During the nine months ended September 30, 2025, net cash provided by operating activities was $108.3 million, compared to $156.3 million during the nine months ended September 30, 2024. The decrease of $48.0 million was attributable to increased operating expenses driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams as well as increased clinical and preclinical expenses as we continue to invest in our pipeline development and a higher investment in inventory, partially offset by the Company receiving $28.3 million related to a legal judgment by the U.S. District Court for the District of Nevada in the RDF legal proceeding and improvements in gross margin. See Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein for further discussion.
Investing Activities
During the nine months ended September 30, 2025, net cash provided by investing activities was $80.1 million, which reflected $113.2 million of inflows from available-for-sale investment sales (net of purchases), partially offset by $16.7 million related to the cash consideration for the GQ Bio Acquisition (net of cash acquired), as well as $15.1 million of capital expenditures for manufacturing product fill lines and the build-out of our new corporate headquarters in Brisbane, California.
During the nine months ended September 30, 2024, net cash used in investing activities was $82.9 million, which reflected $74.4 million of outflows from available-for-sale investment purchases (net of sales), as well as $8.5 million of capital expenditures for manufacturing product fill lines and for an EXPAREL capacity expansion project at our Science Center Campus in San Diego, California.
Financing Activities
During the nine months ended September 30, 2025, net cash used in financing activities was $318.0 million, which primarily consisted of the $202.5 million repayment of the 2025 Notes; a $105.3 million repayment and extinguishment of the TLA Term Loan using $96.0 million in proceeds (net of repayments) of the Revolving Credit Facility to repay the remaining indebtedness outstanding; $100.1 million in purchases of treasury stock under a new $300.0 million share repurchase program authorized by our board of directors in April 2025; as well as $5.5 million to withhold shares of common stock to cover employee tax withholding obligations on restricted stock unit vests. There were also $1.6 million of proceeds from the issuance of common stock through our ESPP. For more information on our share repurchase program, see Note 11, Stockholders' Equity, to our condensed consolidated financial statements included herein and Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q.
During the nine months ended September 30, 2024, net cash provided by financing activities was $19.3 million, which primarily consisted of $287.5 million in proceeds from the issuance of the 2029 Notes. We used the majority of the proceeds from the 2029 Notes to make a partial repurchase of the 2025 Notes in the amount of $191.0 million, enter into a capped call transaction for $26.7 million, repurchase $25.0 million of treasury stock, and pay debt issuance and financing costs of $9.4 million. Additionally, we paid the remaining $8.6 million of 3.375% convertible senior notes due 2024 assumed from the Flexion Acquisition upon their maturity and made $8.4 million voluntary prepayments associated with the TLA Term Loan. There was also $1.4 million of proceeds from the issuance of common stock through our ESPP.
See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes, Revolving Line of Credit and the repayment and extinguishment of the TLA Term Loan.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 53

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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2025, we were in compliance with all covenants under the Credit Agreement.
Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $96.0 million is outstanding as of September 30, 2025 after we made repayments of $5.0 million during the nine months ended September 30, 2025.
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
On July 3, 2025, we used a portion of the $300.0 million of Revolving Credit Facility to repay the remaining indebtedness outstanding under the TLA Credit Agreement, which consisted of $98.8 million and its final interest payment of $0.1 million, and terminated the TLA Credit Agreement. We did not incur any prepayment penalties or fees in connection with the termination of the TLA Credit Agreement. The prepayment resulted in a loss on early extinguishment of debt of approximately $1.0 million which was recognized during the three months ended September 30, 2025. Prior to the TLA Credit Agreement extinguishment, we made voluntary principal prepayments of $6.6 million during the nine months ended September 30, 2025 and $11.3 million during the year ended December 31, 2024. For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
At September 30, 2025, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
On August 1, 2025, the 2025 Notes matured and we settled the remaining outstanding principal balance of $202.5 million in cash. Between February 3, 2025 and the close of business on the second scheduled trading day immediately preceding August 1, 2025, holders could have converted their 2025 Notes at any time. Upon the maturity of the 2025 Notes, a nominal gain on extinguishment of debt was recognized due to certain holders having converted their 2025 Notes. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 54

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

Contractual Obligations
In the three months ended September 30, 2025, we entered into a non-cancelable contractual commitment of approximately $2.4 million for the remaining three months of 2025 and $5.5 million in 2026.
Except as set forth above, there have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our 2024 Annual Report. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our 2024 Annual Report.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 55

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2025 by approximately $0.4 million.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2025, the estimated fair value of the 2029 Notes was $1,014 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At September 30, 2025, $287.5 million of principal remains outstanding on the 2029 Notes.
The Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. Each revolving loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to (i) a base rate, plus (ii) a spread based on our Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.25%. Each revolving loan borrowing which is a term benchmark borrowing or daily simple SOFR (as defined in the Credit Agreement) borrowing will bear interest at a rate per annum equal to (i) a forward-looking term rate based on SOFR or a rate determined by reference to the daily simple SOFR, plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.50% to 3.25%. Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $96.0 million is outstanding as of September 30, 2025. As of September 30, 2025, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.91%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $1.0 million based on the balance outstanding for these borrowings as of September 30, 2025.
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
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 56

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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 57

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
For example, In October 2021, December 2021, April 2023 and May 2024, we received Notice Letters advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the FDA an Abbreviated New Drug Application, or ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic bupivacaine liposome injectable suspension in the U.S. prior to the expiration of certain of our U.S. patents.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 58

Beginning in November 2021, we filed various patent infringement suits against eVenus, its parent company (Jiangsu Hengrui Pharmaceuticals, Co. Ltd., or Jiangsu Hengrui) and Fresenius Kabi USA, LLC, or Fresenius, (together, the “eVenus ANDA Filers”) in the U.S. District Court for the District of New Jersey asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent) (21-cv-19829), U.S. Patent No. 11,179,336 (the ‘336 patent) (22-cv-00718), U.S. Patent No. 11,426,348 (the ‘348 patent) (23-cv-02367), U.S. Patent Nos. 11,819,574 (the ‘574 patent) and 11,819,575 (the ‘575 patent) (24-cv-06294), and U.S. Patent No. 11,925,706 (the ‘706 patent) (24-cv-07680). In December 2024, we filed a patent infringement suit against Fresenius and Jiangsu Hengrui in the Northern District of Illinois (24-cv-12416) asserting that the ANDA products will infringe U.S. Patent No. 12,156,940 (the ‘940 patent). Also in December 2024, the eVenus ANDA Filers filed an action for declaratory judgment of non-infringement and invalidity with respect to the ‘940 patent in the District Court of New Jersey (24-cv-11014).
On April 7, 2025, we, along with our operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the eVenus ANDA Filers with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers are enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, we agreed to provide the eVenus ANDA Filers with a license to our patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, we have agreed to provide the eVenus ANDA Filers with a license to our patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of our expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, we paid the eVenus ANDA Filers $7.0 million.
Additionally, in October 2025, we received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers (The WhiteOak Group, Inc., or WhiteOak, of Rockville, Maryland (a subsidiary of Zhejiang Haichang Biotechnology Co., Ltd.) and Qilu Pharmaceutical (Hainan) Co., Ltd., or Qilu), each advising that they had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. Each letter alleged that EXPAREL patents listed in the FDA’s Orange Book are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed products described in these ANDA submissions.
We are currently assessing these notification letters and have 45 days from the applicable date of receipt to commence patent infringement lawsuits against these generic challengers if we believe they are infringing our intellectual property. In the event that we file one or more patent infringement lawsuit(s), the FDA would enter a 30-month stay of final approval of the ANDA(s). We intend to vigorously defend our intellectual property rights relating to EXPAREL. We are unable to predict the outcome of these matters at this time.
For more information on these litigations and other legal proceedings we are involved in, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 59

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Registrant

The following table provides information on our share repurchases during the quarter ended September 30, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2025 – July 31, 2025	—	$—	—	$249,999,997
August 1, 2025 – August 31, 2025	1,762,524	$25.11	1,762,524	$205,734,498
September 1, 2025 – September 30, 2025	213,993	$26.80	213,993	$199,998,530
Total	1,976,517	$25.30	1,976,517	$199,998,530
(1) The average price paid per share excludes less than $0.1 million of broker fees and $0.3 million of excise tax incurred on share repurchases for the three months ended September 30, 2025. The remaining authorization outstanding for repurchases of common stock also excludes the broker fees and excise tax incurred.
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 60

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted by our directors and executive officers during the quarter ended September 30, 2025. No trading arrangements were terminated by our directors and executive officers during the quarter ended September 30, 2025.

			Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date

Jonathan Slonin Chief Medical Officer	Adopt	8/12/2025	☒		10,261	8/28/2026
Kristen Williams Chief Administrative Officer and Secretary	Adopt	9/10/2025	☒		To Be Determined (1)	6/5/2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) The aggregate number of shares to be sold pursuant to the trading arrangements listed above are dependent on, among other things, sale prices under the trading arrangements and the amount of tax withholding required upon the vesting of restricted stock units, and, therefore, is indeterminable at this time.

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 61

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	Credit Agreement, dated as of July 3, 2025, by and among Pacira BioSciences, Inc., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank.(1) ##

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

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

(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 7, 2025.
Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 62

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)
Date:	November 6, 2025	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ SHAWN M. CROSS
Shawn M. Cross
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q3 2025 Form 10-Q | 63