Form 10-K
period 2025-12-31
Pacira BioSciences, Inc.
filed 2026-02-26
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒    No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, of $23.90 per share was approximately $757.5 million. Shares of common stock held by each director and executive officer (and their respective affiliates) and by each person who owns 10 percent or more of the outstanding common stock or who is otherwise believed by the registrant to be in a control position have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 23, 2026, 40,489,894 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference from the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.
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
• That supply chain disruptions could interrupt product manufacturing and global logistics and increase product costs.
• Our dependence on the global supply chain.
• That our future growth depends—in part—on our ability to identify, develop, acquire or in-license products.
• That we make substantial investments in research and development, or R&D, and if those investments are unsuccessful, it could materially adversely affect our business, financial condition and results of operations.
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
• That we are subject to periodic litigation, which could result in losses or unexpected expense of time and resources.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 1

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
• That our Credit Agreement and the Indenture (each as defined below) each impose significant operating and financial restrictions on us and certain of our subsidiaries.
• Our inability to raise the funds necessary to settle conversions of the 2029 Notes (as defined below) in cash and that our indebtedness may contain limitations on our ability to pay cash upon conversion of the 2029 Notes or limitations on our ability to repurchase the 2029 Notes.
• Our indebtedness as well as the ability to meet payment obligations under our Credit Agreement and the 2029 Notes.
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
• The use of our net operating loss carryforwards and R&D tax credits being limited.
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
• That repurchases of our common stock may not result in increased stockholder value and could adversely affect our liquidity or financial flexibility.
• That our business has been, and could in the future be, negatively impacted by the actions of activist stockholders.
• Risks related to cybersecurity threats and incidents.
• Our failure to maintain the privacy and security of personal and business information.
• Changes in data privacy and protection laws and regulations, particularly in Europe and the State of California.
• Our ability to maintain and upgrade our enterprise resource planning system and other information technology systems as needed.
• Risks and challenges that can impact our business related to the use of artificial intelligence.
• A pandemic, epidemic or outbreak of a contagious disease, or fear of such an event.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 2

PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 3

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the contributions of new directors; ‘5x30’, our growth and business strategy, our future outlook, the strength and efficacy of our intellectual property protection and patent terms, our future growth potential and future financial and operating results and trends, our plans, objectives, expectations (financial or otherwise) and intentions, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio and product development programs, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks associated with acquisitions, such as the risk that the acquired businesses and/or assets will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including tariffs, inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL, ZILRETTA and iovera°; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA, iovera° and any of our other product candidates, including but not limited to PCRX-201; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of United States Food and Drug Administration supplemental New Drug Applications and premarket notification 510(k)s; the related timing and success of European Medicines Agency Marketing Authorization Applications; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary multivesicular liposome (“pMVL”) drug delivery technology or our proprietary high-capacity adenovirus (“HCAd”) vector platform; the approval of the commercialization of our products in other jurisdictions (by either us or our partners); clinical trials in support of an existing or potential pMVL-based product; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company; the anticipated funding or benefits of our share repurchase program; and factors discussed in Part I-Item 1A. Risk Factors.

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 4

PART I

Item 1.    Business
References
Pacira BioSciences, Inc., a Delaware corporation, is the holding company for our California operating subsidiary named Pacira Pharmaceuticals, Inc. In March 2007, we acquired Pacira Pharmaceuticals, Inc. from SkyePharma Holdings, Inc. (now Vectura Group Limited, a subsidiary of Molex Asia Holdings, Ltd.), or Skyepharma (the “Skyepharma Acquisition”). In April 2019, we acquired MyoScience, Inc., a privately held medical technology company (the “MyoScience Acquisition”), in November 2021, we acquired Flexion Therapeutics, Inc., or Flexion, a publicly traded biopharmaceutical company (the “Flexion Acquisition”) and in February 2025, we acquired GQ Bio Therapeutics GmbH, or GQ Bio, a privately-held biopharmaceutical company (the “GQ Bio Acquisition”). Unless the context requires otherwise, references to “Pacira,” “we,” the “Company,” the “Registrant,” “us” and “our” in this Annual Report refers to Pacira BioSciences, Inc., a Delaware corporation, and its subsidiaries.
Corporate Information
We were incorporated in Delaware under the name Blue Acquisition Corp. in December 2006 and changed our name to Pacira, Inc. in June 2007. In October 2010, we changed our name to Pacira Pharmaceuticals, Inc. and in April 2019, we changed our name to Pacira BioSciences, Inc. Our principal executive offices and corporate headquarters are located in Brisbane, California.
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
Overview
Our mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. We have three commercialized non-opioid treatments: EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera®°. EXPAREL—our flagship product—is a long-acting, local analgesic currently approved for postsurgical pain management. ZILRETTA is an extended-release, intra-articular, or IA (meaning in the joint), corticosteroid injection indicated for the management of osteoarthritis, or OA, knee pain. iovera° is our novel, handheld device for delivering immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve. We are also advancing an innovative pipeline that includes PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy that is in Phase 2 clinical development for the treatment of OA of the knee. PCRX-201 is the lead program from our proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people.
Strategy
In January 2025, we launched our new 5x30 strategic growth plan (“5x30”) to accelerate our transition into an innovative biopharmaceutical and therapeutic area leader in musculoskeletal pain and adjacencies. The 5x30 plan focuses on five key objectives that we intend to achieve by 2030: (i) deliver our products to more than three million patients annually; (ii) grow product revenues by a double-digit compounded annual growth rate; (iii) achieve a five percentage-point improvement in gross margins over 2024; (iv) advance an innovative pipeline with at least five programs in clinical development and (v) establish five partnerships—including pipeline and commercial agreements.
Since 5x30 was introduced, we have already made significant progress towards our long-term objectives. In 2025, we reached 2.5 million patients; volume trends show we are moving towards our goal of double-digit topline growth; we are on track for a five-percentage point improvement in gross margins through enhanced manufacturing efficiencies; progress has been made in the pipeline with new preclinical programs; and we have added two strategic partnerships, one for each of EXPAREL and ZILRETTA.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 5

Product Portfolio and Product Candidate Pipeline
Our current product portfolio and product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:
Our Commercial Products
EXPAREL (bupivacaine liposome injectable suspension)
EXPAREL was approved by the FDA in October 2011 and was commercially launched in the U.S. in April 2012. EXPAREL is a long-acting, non-opioid proven to manage postsurgical pain. EXPAREL consists of bupivacaine, an amide-type local anesthetic, encapsulated in our pMVL drug delivery technology, which delivers bupivacaine over time for extended analgesia. It is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa, and adductor canal block in adults (safety and efficacy have not been established in other nerve blocks). In November 2020, the European Commission, or EC, granted marketing authorization for EXPAREL as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 6

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
Net product sales of EXPAREL were $575.1 million, $549.0 million and $538.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025, 2024 and 2023, net product sales of EXPAREL accounted for 79%, 78% and 80% of our total revenues, respectively.
ZILRETTA (triamcinolone acetonide extended-release injectable suspension)
ZILRETTA is the first and only extended-release, single-shot corticosteroid IA injection therapy for OA knee pain. ZILRETTA employs a proprietary, extended-release microsphere technology combining triamcinolone acetonide, or TA, a commonly administered, immediate-release corticosteroid, with a poly lactic-co-glycolic acid, or PLGA, matrix to provide extended pain relief. PLGA is a proven extended-release delivery vehicle that is metabolized to carbon dioxide and water as it releases drug in the IA space. The ZILRETTA microspheres slowly and continuously release TA into the knee to provide significant pain relief for 12 weeks, with some people experiencing pain relief through 16 weeks. ZILRETTA was approved by the FDA in October 2017 and launched in the U.S. shortly thereafter.
Net product sales of ZILRETTA were $116.6 million, $118.1 million and $111.1 million, for the years ended December 31, 2025, 2024 and 2023, respectively.
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
It is FDA 510(k) cleared in the U.S., has a CE mark in the European Union, or E.U., and is cleared for marketing in Canada for the blocking of pain. The iovera° system is highly complementary to EXPAREL and ZILRETTA as a locally administered, non-opioid therapy that alleviates pain using a non-pharmacological nerve block to disrupt pain signals being transmitted to the brain from the site of injury or surgery. It is also indicated for the relief of pain and symptoms associated with arthritis of the knee for up to 90 days. Net product sales of iovera° were $24.2 million, $22.8 million and $19.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
•can be administered for local analgesia via infiltration and for regional analgesia via field block, as well as brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block; and
•facilitates treatment across a variety of surgical sites.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 7

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
Key EXPAREL Markets
Orthopedics
EXPAREL is used across multiple orthopedic procedures, including joint reconstruction, shoulder, spine, extremity procedures, and hip fractures. In November 2023, the FDA approved our supplementary New Drug Application, or sNDA, to expand the EXPAREL label to include administration in adults as an adductor canal block and a sciatic nerve block in the popliteal fossa. An adductor canal block is used for anesthesia and analgesia for surgeries of the knee, medial lower leg and ankle. A sciatic nerve block in the popliteal fossa is used for anesthesia and analgesia for foot, ankle, Achilles tendon and other lower leg surgeries. These new indications provide additional flexibility in the use of EXPAREL as a regional analgesic for more than three million lower extremity procedures annually, further increasing the utility of EXPAREL for major orthopedic procedures.
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
EXPAREL is being adopted in an increasing number of spine surgeries as a key component of a multimodal pain management solution enabling rapid recovery after surgery and a reduced reliance on opioids, which have been the mainstay in postsurgical pain control in the spine area for decades. Two important patient groups are driving the spine market: first, pediatric cases, like adolescent scoliosis patients, who are undergoing highly invasive surgeries and who until very recently only had opioids available to treat their pain, and second, adult degenerative patients who are often coming into surgery opioid-
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 8

tolerant and who may have already had multiple back surgeries. Managing postsurgical pain in these adult degenerative patients can be challenging due to their established opioid tolerance, but by utilizing EXPAREL, healthcare providers can control their pain with a non-opioid approach, and when feasible based on surgical intervention and patient characteristics, move many historical inpatient procedures to the 23-hour stay environment.
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
EXPAREL is redefining the paradigm of care for postsurgical pain management in children as the market’s only clinically proven safe alternative for long-acting, non-opioid postsurgical pain control in children aged six and over. There are approximately one million pediatric procedures per year in the U.S. We are working with prominent thought leaders who are providing a rapid transfer of best-practice for establishing EXPAREL-based protocols as the new standard of care.
Third Molar (Wisdom Tooth) Procedures
Third molar (wisdom tooth) extractions are among the most common dental procedures in the U.S. and are performed in up to 5 million patients every year. Oral surgery, including third molar extraction, is associated with a defined period of pain and discomfort that traditionally leads to prescriptions for opioids. A large retrospective review of the Medicaid database found that of 2.8 million patients who underwent surgical tooth extraction, 1.2 million—or roughly 42 percent—filled a prescription for opioids within seven days after surgery, with a median of 120 morphine milligram equivalents dispensed per patient. A study of the effect of EXPAREL on postoperative opioid prescribing after third molar extraction showed that patients who received EXPAREL were prescribed significantly fewer opioids, including refills, compared to those who did not receive EXPAREL. The study, A Retrospective Cross-Sectional Study of the Effect of Liposomal Bupivacaine on Postoperative Opioid Prescribing After Third Molar Extraction, was published in The Journal of Oral and Maxillofacial Surgery in July 2021. In this retrospective analysis, researchers reviewed data from 600 patients who underwent third molar extractions between 2012 and 2018. De-identified data from 300 patients who received EXPAREL were compared to data from 300 patients who did not receive an infiltration of EXPAREL. Data from two outpatient oral surgery centers were included in this analysis. Patients in the EXPAREL treatment group received:
•59 percent fewer opioids, including refills, compared to patients in the non-EXPAREL group (p<0.0001)
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 9

•Fewer additional opioid prescriptions compared to the non-EXPAREL group (3.3% of patients required a refill vs. 7.7% of patients, respectively)
EXPAREL Opioid-Sparing and Economic Benefits
Retrospective, real-world studies highlight EXPAREL’s opioid-sparing and economic benefits:
•In December 2025, the Journal of Knee Surgery published a comprehensive, narrative review outlining strategies for reducing opioid use for TKA postoperative pain via a tiered, perioperative, multimodal pain management regimen that does not compromise patient comfort or recovery. This regimen is derived from clinical strategy, supportive policy (e.g., the NOPAIN Act), and data infrastructure (e.g., our Innovations in Genicular Outcomes Research registry).
•In October 2025, the Journal of Arthroplasty published a retrospective, observational cohort study leveraging IQVIA’s New Data Warehouse data from patients undergoing TKA at the top 50 outpatient ambulatory surgical centers, or ASCs, with medium-to-high volume liposomal bupivacaine, or LB, use between 2017 and 2024. Propensity score matching was used to create comparable groups; LB and non-LB cohorts each had 2,307 patients. No differences were reported. LB resulted in significantly fewer opioid-treated days at 360 days post-surgery (but not at 30 or 90 days), fewer physical therapy and occupational therapy visits (all 3 timepoints) and lower total healthcare and pain-related costs.
•In June 2025, the Journal of Medical Economics published a retrospective, observational cohort study utilizing data from Medicare Fee for Service (FFS) beneficiaries undergoing the top 100 hospital outpatient hospital outpatient department, or HOPD, surgical procedures between 2019 and 2023. Cohorts included LB (n=275,048) and non-LB (n=2,710,846) analgesia recipients. Unknown bias in claims data analysis was corrected using propensity score weighting techniques. LB use resulted in significantly decreased emergency department and short-term acute-care hospitals (STACH) admissions and reduced the number of opioid prescription fills and probability of mortality. LB also reduced beneficiary expenditures and total Medicare expenditures. The only exception to these reductions was the increase in HOPD expenditures for the LB cohort, which may have been caused by variation in facility charges.
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
We are conducting a Phase 3 registration study that evaluates the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder. An interim analysis later this year will inform next steps for our study. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 10

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
We are currently sponsoring a prospective, real-world registry called the Innovations in Genicular Outcomes Registry, or IGOR, which is a patient-focused registry governed in collaboration with a steering committee of scientific experts that evaluates clinical, economic- and health-related patient-reported outcomes in patients who have received any treatment for knee OA pain, including TKA. This multicenter, prospective, long-term observational study is capturing extensive real-world data on the safety, effectiveness and economic impact of a wide range of surgical and non-surgical OA knee pain interventions, as well as patient characteristics. The purpose of IGOR is to help guide best practices for current treatment and inform the development of future therapies. Designed in collaboration with specialists in orthopedic surgery, sports medicine, physiatry rheumatology, and family medicine, the registry follows patients for multiple years, but at least a minimum of 18 months.
A unique feature of IGOR is that if patients receive additional treatments for OA, data capture resets so that outcomes of their treatment journey can be followed over multiple years. Unlike in clinical studies, treatment decisions in IGOR are decided by physicians and patients in a shared decision-making manner rather than being driven by treatment assignment, so that outcomes are truly those from real-world applications. The IGOR registry is tracking outcomes of iovera°, ZILRETTA and EXPAREL, as well as comparator treatments. Early outcomes from IGOR have shown that patients who receive iovera° prior to undergoing TKA have less pain, improved function and improved sleep for six months after surgery versus patients who do not receive iovera°. As of February 2026, more than 3,200 patients have enrolled in the IGOR registry across 15 participating sites in the U.S.
Beyond treatment for pain, observational data has been presented at multiple congresses showing the effectiveness of iovera° for the treatment of upper limb spasticity over 90 days by targeting motor nerves. We are advancing a registration trial to evaluate the efficacy and safety of iovera° for treating spasticity.
In December 2024, the FDA cleared our 510(k) submission to market a new iovera° Smart Tip designed to access the medial branch nerves to administer a medial branch block to manage chronic low back pain. Millions of Americans suffer from chronic low back pain. It often leads to poor quality of life, disability, lost wages, and persistent prescription opioid use. The first phase of the launch is underway with an initial focus on spine key opinion leaders to gather insights and feedback before expanding to a broader targeted audience. A pilot randomized control trial evaluating iovera° versus radiofrequency ablation for the treatment of lower back pain showed that iovera° had significantly greater improvements in pain and disability and required fewer injections over a year.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 11

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
In December 2025, we announced results from a randomized, 30-patient pilot study evaluating iovera° cryoneurolysis versus radiofrequency ablation, or RFA, for chronic low back pain. The study, published in Pain Physician, the official journal of the American Society of Interventional Pain Physicians, demonstrated favorable safety, pain reduction, and functional disability outcomes for patients treated with iovera° over a 12-month period. Key published findings included:
•Patients treated with iovera° experienced significantly lower pain scores at both 180 and 360 days compared with those treated with RFA.
◦Day 180: 3.1 vs. 5.4 (p=0.01)
◦Day 360: 3.0 vs 6.1 (p=0.01)
•Functional disability improved more substantially with iovera°, with Oswestry Disability Index (ODI) scores significantly lower at 360 days.
◦Day 360: 10.1 vs 20.6 (p=0.002)
•Fewer iovera° patients required additional spine injections after 180 days.
◦45.5% of iovera° patients vs. 75% of RFA patients needed additional treatments
•No treatment-related adverse events were reported in either group across the 12-month follow-up period.
•The study was not blinded, and the short tip of the cryoneurolysis device restricted its use to patients with low body mass indexes.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 12

Innovations in Genicular Outcomes Registry (IGOR)
In line with our commitment to driving innovation in managing musculoskeletal pain and adjacencies with opioid-sparing strategies, we are supporting the Innovations in Genicular Outcomes Registry, or IGOR. This first-of-its-kind multicenter, prospective, long-term registry is collecting extensive real-world characteristics and impact data of various interventions that patients receive throughout their treatment journey for OA of the knee including oral medications, intra-articular injections through knee replacement surgery.
IGOR is a multi-center, multi-treatment, multi-outcome long-term registry that has the potential to provide valuable insights into safety, clinical effectiveness, patient response and economic outcomes of various treatment methods over time in real world practice. These insights can provide valuable information to help guide best practices for current surgical and non-surgical treatments of knee OA, as well as inform the development of future therapies by providing a better understanding of patient characteristics and treatment response.
Recognizing that OA management spans multiple treatment paradigms, the IGOR registry was designed and is being conducted in collaboration with a multi-disciplinary team of specialists in orthopedic surgery, sports medicine, physiatry, rheumatology and family medicine. The robust design of IGOR is intended to capture real-world data across a broad range of OA treatments, reflecting each patient’s dynamic care journey over an extended period. The study collects patient characteristics, as well as clinical, economic and patient-reported outcomes, with most patients contributing data over several years across multiple interventions. Much of the data are gathered directly from representative patients and clinical settings, with long-term engagement contributing to high quality, meaningful insights.
With over 3,200 patients enrolled since September 2021, this robust knee OA database is now yielding high-quality data and generating valuable insights into a range of interventions. These insights have the potential to significantly influence how knee pain is treated, ultimately improving patient outcomes. Key areas of focus include pain, functional outcomes, opioid utilization, and quality-of-life assessments. In addition to understanding the landscape of treatments, recent and forthcoming peer-reviewed scientific publications—including The Journal of Arthroplasty; Arthroplasty Today and Surgical Technology International—have summarized patient reported outcomes for Pacira’s products.
Additional data is forthcoming including the long-term outcomes of iovera° and ZILRETTA, outcomes of repeat dosing of ZILRETTA and post TKA outcomes of EXPAREL.
Label and Global Activities
EXPAREL
•Pediatrics. We are conducting a Phase 1 pharmacokinetic study after which we would launch a registration study to support expansion of the EXPAREL single-dose infiltration label to include patients under six years of age. If successful, we expect this study, followed by a Phase 3 study, will support expansion of the EXPAREL labels in the U.S., E.U. and United Kingdom, or U.K. We are also discussing with the FDA, EMA and Medicines and Healthcare Products Regulatory Agency (MHRA) our regulatory strategy for EXPAREL administered as a nerve block in the pediatric setting. We received notification from the FDA in October 2023 that our pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients as well as sciatic nerve block in the popliteal fossa and adductor canal block indications in October 2024.
We have successfully completed Part 1 of the Phase 1 pharmacokinetic pediatric study in children aged two to less than six years of age and have initiated enrollment for Part 2 of the study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
•Global activities. Our products are currently only marketed in the U.S. We believe there is an opportunity in certain key markets outside of the U.S. where our products can be financially viable and deliver value. We are actively seeking potential commercial partners to realize that potential, and in January 2026, we and LG Chem, Ltd., or LG Chem, entered into a partnership agreement designed to expand access to EXPAREL in select Asian–Pacific markets. For more information, see Other Agreements below.
ZILRETTA
We believe ZILRETTA’s extended-release profile may also provide effective treatment for OA pain of the shoulder, and in 2024 launched a Phase 3 trial investigating ZILRETTA as a treatment for OA pain of the shoulder. The shoulder study will compare ZILRETTA to placebo.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 13

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 14

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
PCRX-201 Mechanism of Action
PCRX-201 is a gene therapy that boosts cellular IL-1Ra production, which blocks IL-1 pathway activation and dampens down chronic inflammation in the knee. It uses an inflammation-responsive promoter to only produce IL-1Ra when needed, mimicking how the body naturally responds to inflammation. It is delivered directly into the knee joint capsule providing durable pain relief where it matters most and with no to minimal systemic exposure.
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
While other therapies typically provide relief for three to six months, PCRX-201 has already set a new standard with a year or more of sustained pain relief from a single injection. Given these highly encouraging Phase 1 data, we completed enrollment in Part A of a randomized, double-blind Phase 2 clinical study in knee OA in November 2025. Further, a Part B randomized, double-blind Phase 2 clinical study in knee OA will be initiated in the second half of 2026.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 15

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
•Lower dose levels mean that thousands of doses can be produced in a single batch. As a result, we expect that any therapies built on the HCAd platform would have a commercially attractive and viable cost of goods profile.
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
PCRX-2002
In November 2025, we and AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company specializing in drug delivery, announced an exclusive worldwide license agreement for the development and commercialization of PCRX-2002 (previously known by AmacaThera as AMT-143), a long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain. PCRX-2002 is a slow-release, non-opioid local analgesic providing long-acting post-operative pain relief. It is administered via instillation at the time of the surgery and leverages AmacaThera’s innovative hydrogel platform, a fast-gelling physical hydrogel composed of two well-established polymers enabling slow-release while minimizing systemic side effects. It is delivered via a conventional syringe and rapidly forms a depot as it warms to body temperature. In a Phase 1 study, PCRX-2002 demonstrated sustained release of ropivacaine through 14 days. We and AmacaThera expect to initiate a Phase 2 program in 2026.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 16

•facilitating reimbursement and the shift of procedures to hospital outpatient and ASC sites of care.
Other Agreements
GQ Bio Acquisition
In February 2025, Pacira Therapeutics, Inc., our wholly-owned subsidiary, entered into a securities purchase agreement to acquire the remaining 81% of GQ Bio that we did not already own for $30.6 million, net of working capital adjustments. GQ Bio was a privately-held biopharmaceutical company with a novel, high-capacity, local-delivery platform that makes genetic medicines more efficient and enables the use of large and multiple gene constructs. PCRX-201 is the lead program from this platform. By acquiring GQ Bio, we benefit from further developing PCRX-201, recognize cost savings associated with no longer being obligated to make milestone and royalty payments to GQ Bio, as well as establishing an R&D engine with a dedicated workforce focused on this next-generation of genetic medicine and acquiring a portfolio of preclinical assets utilizing GQ Bio’s HCAd gene therapy vector platform and assets with disease-modifying potential in prevalent musculoskeletal diseases. For more information, see Note 4, GQ Bio Therapeutics Acquisition, to our consolidated financial statements included herein.
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
Initially, the total consideration for the Flexion Acquisition was approximately $578.8 million consisting of: (i) $448.5 million of cash paid to Flexion shareholders and to settle restricted stock units and certain stock options; (ii) an $85.1 million cash payment of Flexion debt not assumed by Pacira and (iii) $45.2 million of estimated fair value of contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders in conjunction with the Flexion Acquisition. We funded the cash portion of the purchase price with cash on hand, and the consideration is subject to adjustments based on the estimated fair value of the potential milestone payments. As of December 31, 2025, these contingent value rights could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. For more information, see Note 12, Financial Instruments, to our consolidated financial statements included herein.
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
In June 2025, the U.S. District Court for the District of Nevada issued judgment in our favor declaring that RDF was required to repay us $23.1 million in royalties on EXPAREL sales that were previously paid under protest. The Nevada Court also awarded us an additional interest payment of $5.2 million in statutory interest on the royalties paid under protest. In May and September 2025, RDF filed two notices of appeal. A consolidated appeal is pending.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 17

For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
Paragraph IV Certification Litigation Settlement
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
In April 2025, we, along with our operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with eVenus, its parent company (Jiangsu Hengrui Pharmaceuticals, Co. Ltd., or Jiangsu Hengrui) and Fresenius Kabi USA, LLC, or Fresenius, (together, the “eVenus ANDA Filers”) with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, we agreed to provide the eVenus ANDA Filers with a license to our patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, we have agreed to provide the eVenus ANDA Filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of our expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, we paid the eVenus ANDA Filers $7.0 million.
For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
Aratana Therapeutics
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
Johnson & Johnson MedTech
In July 2025, we entered into a co-promotion agreement with Johnson & Johnson MedTech, or J&J MedTech, (the “J&J Agreement”), to market and promote the use of ZILRETTA for OA knee pain in the U.S. J&J MedTech’s specialized early intervention sales force will extend the reach of ZILRETTA beyond orthopedic practices, into multiple new physician specialties, including sports medicine, osteopathy, pain management and rheumatology.
Under the J&J Agreement, J&J MedTech is the exclusive third-party co-promoter for ZILRETTA in the U.S. The initial term of the J&J Agreement extends through 2031 with an option to extend under mutual agreement.
We will continue to recognize all revenue from sales of ZILRETTA. As compensation for its promotional efforts, for the first 12 months of the J&J Agreement we will pay J&J MedTech a minimum monthly commission. For the remaining term of the agreement, we will pay a tier-based commission with higher commission percentages earned at higher annual ZILRETTA sales levels. J&J MedTech will receive a tiered commission ranging from low single digits to double digits.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 18

For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
AmacaThera
In November 2025, we and AmacaThera entered into an exclusive worldwide license agreement (the “AmacaThera Agreement”) for the development and commercialization of PCRX-2002, a long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain. Under the terms of the AmacaThera agreement, the Company made an upfront payment of $5.0 million to AmacaThera, recorded as R&D expense during the year ended December 31, 2025, with the potential for future development- and sales-based milestone payments and a tiered royalty on future net product sales. For more information, see Note 19, Commercial Partners and Other Agreements, to our consolidated financial statements included herein.
LG Chem
In January 2026, we and LG Chem entered into a partnership agreement designed to expand access to EXPAREL in select Asian–Pacific markets. Under the terms of the partnership, LG Chem has the exclusive rights to commercialize EXPAREL in the region. We received a $2.0 million upfront payment that we will recognize over the license term upon commercialization and will also receive a transfer price and tiered royalties on future commercial sales by LG Chem in its licensed territories. We will manufacture EXPAREL and LG Chem will be responsible for securing regulatory approvals in the licensed territories. LG Chem plans to file for marketing authorizations in South Korea and Thailand in 2026.
Significant Customers
We had three wholesalers each comprising 10 percent or more of our total revenue for the year ended December 31, 2025: McKesson Drug Company, Cardinal Health, Inc. and AmerisourceBergen Health Corporation, which accounted for 31%, 26% and 22% of our total revenues, respectively. These wholesalers process orders for EXPAREL under a drop-ship program. EXPAREL is delivered directly to end-users without the wholesalers ever taking physical possession of the product. There were no other customers of EXPAREL, ZILRETTA or iovera° that accounted for 10 percent or more of our total revenue for the year ended December 31, 2025.
Manufacturing and Research Facilities
Internal Facilities
We manufacture EXPAREL and iovera° handpieces at our facility in San Diego, California. We also have a mixed-use R&D, manufacturing and office facility which sits adjacent to our EXPAREL and iovera° handpiece manufacturing facility, and a warehouse located within five miles of these facilities. We refer to these three buildings as our Science Center Campus, and together they measure approximately 195,000 square feet. Our manufacturing facilities are inspected regularly and approved by the FDA, EMA, MHRA and the Environmental Protection Agency (EPA).
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
Our 84,000 square-foot EXPAREL manufacturing facility at the Science Center Campus is located on a five-acre site. It was custom built as a pharmaceutical R&D and manufacturing facility. Activities in this facility include the manufacture of EXPAREL bulk product on dedicated production lines and its fill/finish into vials, microbiological and quality control testing, product storage, development of analytical methods and manufacturing of development products. We recently expanded our EXPAREL manufacturing capacity at our Science Center Campus as we expect the future demand for EXPAREL will increase. This enhanced, large-scale manufacturing suite received FDA approval in February 2024.
Our 90,000 square-foot mixed-use R&D, manufacturing and office facility is located adjacent to our EXPAREL manufacturing facility and was completely renovated in 2020 to meet our specifications. We manufacture all of the iovera° handpieces at this facility. This building also houses our Science Center related R&D activities and general and administrative functions, as it includes both laboratories and the building infrastructure necessary to support the formulation, analytical testing, clinical and process development activities for manufacturing additional commercial product indications and new pipeline products. Our pilot plant suite for early-stage clinical product production is located in this building, and there is additional space for future expansion opportunities.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 19

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
Co-Production Facilities
Thermo Fisher Scientific Pharma Services
In April 2014, we entered into a Strategic Co-Production Agreement, Technical Transfer and Service Agreement and Manufacturing and Supply Agreement (the “EXPAREL Manufacturing and Supply Agreement”) with Thermo Fisher Scientific Pharma Services, or Thermo Fisher, to collaborate in the manufacture of EXPAREL. Thermo Fisher undertook certain technical transfer activities and construction services to prepare Thermo Fisher’s Swindon, U.K. facility for the manufacture of EXPAREL in a dedicated manufacturing suite. We provided Thermo Fisher with the equipment necessary to manufacture EXPAREL and paid fees to Thermo Fisher based on Thermo Fisher’s achievement of certain technical transfer and construction milestones. We also reimburse Thermo Fisher for certain nominal expenses and additional services. We are now using a second, larger-scale dedicated manufacturing suite that more than doubled our EXPAREL manufacturing capacity at the Thermo Fisher site. We began commercial production of EXPAREL out of that second dedicated manufacturing suite in August 2021.
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
Amphenol Corporation
In January 2020, we and a predecessor company to Amphenol Corporation, or Amphenol, entered into a Manufacturing and Supply Agreement (the “Amphenol Agreement”) to collaborate in the manufacture of iovera° Smart Tips at Amphenol’s Tijuana, Mexico facility. The initial term of the Amphenol Agreement is five years with automatic one-year extensions unless either party provides prior notice in writing. Under the Amphenol Agreement, we pay fees based on the amount of iovera° Smart Tips delivered by Amphenol. Since April 2022, all iovera° Smart Tips have been produced by Amphenol.
The Amphenol Agreement may be terminated by either party upon one year’s written notice without cause. We may terminate the Amphenol Agreement upon thirty days’ written notice in the event that iovera° is withdrawn from the market or
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 20

no longer sold by us. Either party may terminate the Amphenol Agreement in the event of the breach or bankruptcy of the other party.
Jubilant Hollisterstier, LLC
In January 2025, we and Jubilant Hollisterstier, LLC, or Jubilant, entered into a Manufacture and Supply Agreement (the “Jubilant Agreement”) to collaborate in the manufacture of the diluent for ZILRETTA at Jubilant’s Spokane, Washington facility. The initial term of the Jubilant Agreement is three years with extensions available under the mutual consent of both parties. Under the Jubilant Agreement, we pay a fixed cost per vial of ZILRETTA diluent delivered by Jubilant. Either party may terminate the Jubilant Agreement in the event of the breach or bankruptcy of the other party.
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
Patents and Patent Applications
We seek to protect the proprietary position of our products and product candidates by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2025, there are over 15 families of patents and patent applications relating to various aspects of the pMVL drug delivery technology and 29 families of patents and patent applications relating to various aspects of the technology used by iovera°. There are two families of patents and patent applications relating to various aspects of the technology used by ZILRETTA. Patents have been issued in numerous countries, with an emphasis on the North American, European and Japanese markets. These utility patents generally have a term of 20 years from the date of the non-provisional filing unless claiming priority to an earlier filed non-provisional application. Our issued patents expire at various dates in the future, as discussed below, with the last currently issued patent for the pMVL drug delivery technology expiring in 2044, the last currently issued patent for ZILRETTA expiring in 2031 and the last currently issued utility patent for the iovera° technology expiring in 2040. Additionally, since our February 2025 acquisition of GQ Bio, we have filed multiple provisional patents in the U.S. for our gene therapy product candidates.
Patents and Patent Applications for our pMVL and pMVL Products
In June 2021, the United States Patent and Trademark Office, or USPTO, issued U.S. Patent No. 11,033,495 related to EXPAREL. The patent, “Manufacturing of Bupivacaine Multivesicular Liposomes,” claims composition of EXPAREL prepared by an improved manufacturing process developed in Swindon, U.K. In November 2021, the USPTO issued U.S. Patent Nos. 11,185,506 and 11,179,336, claiming the improved U.K. EXPAREL manufacturing process and EXPAREL composition, respectively. Eight U.S. patents relating to product and product-by-process in connection with the improved U.K. manufacturing process for EXPAREL were issued between March 2022 and November 2023, providing additional patent protection through 2041. In March 2022, the USPTO issued U.S. Patent No. 11,278,494, claiming EXPAREL composition. In April 2022, the USPTO issued U.S. Patent Nos. 11,304,904 and 11,311,486, claiming composition of EXPAREL prepared by an improved manufacturing process and EXPAREL composition, respectively. In June 2022, the USPTO issued U.S. Patent No. 11,357,727, claiming composition of EXPAREL prepared by the improved U.K. manufacturing process. In August 2022, the USPTO issued U.S. Patent No. 11,426,348, claiming EXPAREL batch compositions. In September 2022, the USPTO issued U.S. Patent No. 11,452,691, claiming EXPAREL batch compositions. In November 2023, the USPTO issued U.S. Patent Nos. 11,819,574 and 11,819,575, claiming batch compositions of EXPAREL prepared by the improved U.K. manufacturing process and compositions of EXPAREL, respectively. In March 2024, the USPTO issued U.S. Patent No. 11,925,706, claiming composition of EXPAREL. In November 2024, the USPTO issued U.S. Patent Nos. 12,144,890 and 12,151,024, claiming composition of EXPAREL prepared by the improved U.K. manufacturing process, and both composition of EXPAREL and composition of EXPAREL prepared by the improved U.K. manufacturing process, respectively. In December 2024, the USPTO issued U.S. Patent No. 12,178,909, claiming the improved EXPAREL U.K. manufacturing process. In May 2025, the USPTO issued U.S. Patent No. 12,296,047, claiming composition of EXPAREL prepared by the improved U.K. manufacturing process.
All 16 patents issued between 2021 and 20254 have an expiration date of January 22, 2041. U.S. Patent Nos. 11,033,495, 11,179,336, 11,278,494, 11,304,904, 11,311,486, 11,357,727, 11,426,348, 11,452,691, 11,819,574, 11,819,575, 11,925,706, 12,144,890, 12,151,024 and 12,296,047 are currently listed in the FDA’s “Approved Drug Products with Therapeutic Equivalence Evaluations” (the “Orange Book”).
In October 2021, we received a Notice Letter advising that eVenus submitted to the FDA an ANDA with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic version of EXPAREL (266 mg/20 mL) in the U.S. prior to the expiration of U.S. Patent No. 11,033,495. In August 2024, the U.S. District Court for the District of New Jersey issued its ruling in our patent infringement suit against eVenus and its parent company (Jiangsu Hengrui) for
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 21

infringement of EXPAREL U.S. Patent No. 11,033,495. The ruling found that this patent is not valid on the grounds of obviousness and anticipation. A notice of appeal was filed in September 2024 and remains pending. For information on this matter, as well as other subsequent patent litigation lawsuits against eVenus, Jiangsu Hengrui and Fresenius, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
In October 2025, we received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers (The WhiteOak Group, Inc., or WhiteOak, of Rockville, Maryland (a subsidiary of Zhejiang Haichang Biotechnology Co., Ltd.) and Qilu Pharmaceutical (Hainan) Co., Ltd., or Qilu), each advising that they had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. Each letter alleged that EXPAREL patents listed in the Orange Book are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed products described in these ANDA submissions.
In November 2025, we filed a patent infringement suit against WhiteOak and Qilu in the U.S. District Court of the District of Delaware (25-cv-1445) asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent), U.S. Patent Nos. 11,819,574 (the ‘574 patent) U.S. Patent No. 12,144,890 (the ‘890 patent), U.S. Patent No. 12,151,024 (the ‘024 Patent), U.S. Patent No. 12,156,940 (the ‘940 patent), U.S. Patent No. 12,251,468 (the ‘468 Patent), U.S. Patent No. 12,296,047 (the ’047 Patent), U.S. Patent No. 12,318,483 (the ‘483 Patent), and U.S. Patent No. 12,370,142 (the ‘142 Patent). On January 23, 2026 and February 5, 2026, Qilu and WhiteOak, respectively, each answered the complaint and asserted affirmative defenses and counterclaims asserting, inter alia, invalidity, unenforceability and non-infringement. We intend to vigorously defend our intellectual property rights relating to EXPAREL and are unable to predict the outcome of this litigation at this time.
In December 2024, the USPTO also issued U.S. Patent No. 12,156,940 from a new family of patents related to EXPAREL produced by the Company’s enhanced, large-scale manufacturing process in San Diego, California, which received approval from the FDA in February 2024. The ’940 patent, entitled “Manufacturing of Bupivacaine Multivesicular Liposomes”, claims batch compositions of EXPAREL prepared the enhanced U.S. large-scale manufacturing process. In March 2025, the USPTO issued U.S. Patent Nos. 12,246,092, 12,251,468 and 12,251,472, claiming the enhanced U.S. large-scale manufacturing process, batch compositions of EXPAREL, and the enhanced U.S. large-scale manufacturing process respectively. Between April and July 2025, the USPTO also issued U.S. Patent Nos. 12,280,149, 12,318,483 and 12,370,142, claiming the enhanced U.S. large-scale manufacturing process, use of batch composition of EXPAREL for treating pain, and batch compositions of EXPAREL prepared by the enhanced U.S. large-scale manufacturing process respectively. All seven patents issued between 2024 and 2025 have an expiration date of July 2, 2044. U.S. Patent Nos. 12,156,940, 12,251,468, 12,318,483 and 12,370,142 are currently listed in the FDA’s Orange Book. In May 2025, we also filed a Patent Cooperation Treaty, or PCT, application based on the enhance U.S. large-scale manufacturing process, and has entered the national phase in Argentina, Australia, Brazil, Canada, Europe, Hong Kong, Japan, South Korea, Mexico and Saudi Arabia, which, if granted, are expected to provide protection until 2045.
Furthermore, the USPTO issued U.S. Patent Nos. 11,918,565 and 11,931,459 in March 2024, relating to use of EXPAREL as a sciatic nerve block and the pediatric use of EXPAREL, respectively. U.S. Patent Nos. 11,918,565 and 11,931,459 have an expiration date of February 2, 2043 and March 17, 2042, respectively. The USPTO also issued U.S. Patent No. 12,226,610 in February 2025, relating to use of EXPAREL as an adductor canal block, with an expiration date of February 2, 2043. All three patents are currently listed in the FDA’s Orange Book.
We also own a family of U.S. and foreign patents on an alternative process to manufacture EXPAREL and other pMVL-based products. The process offers many advantages, including larger scale production and lower manufacturing costs. There are eight issued U.S. patents. Patents that claim the process and apparatus will expire at the latest in November 2033. One of the patents claims a product made by the process and expires in April 2031. As of December 31, 2025, we have four granted patents in China, one granted patent in Europe, one granted patent in Japan and one granted patent in Israel, protecting various aspects of the alternative process, including the methods of using the apparatus and the apparatus itself.
In October 2022, we filed a U.S. application and a PCT application relating to compositions of matter, processes of making and methods of treatment in connection with dexamethasone sodium phosphate-pMVL product. U.S. Patent No. 12,285,435 was issued in April 2025 with an expiration date in October 2042. In addition, a U.S. application and a PCT application were filed relating to compositions of matter, processes of making and methods of treatment in connection with a high-potency bupivacaine-pMVL product. U.S. Patent No. 12,285,419 was issued in April 2025 with an expiration date in October 2042. In 2023, we filed several U.S. nonprovisional applications and PCT applications relating to the use of EXPAREL as a stellate ganglion block for managing cardiac arrhythmia and anxiety disorders, including electrical storm and post-traumatic stress disorder. U.S. Patent No. 12,433,878 was issued in October 2025 with an expiration date in February 2043. In 2024, we filed a U.S. nonprovisional application relating to the use of EXPAREL as a stellate ganglion block for treating disorders associated with the sympathetic nervous system.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 22

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
In February 2024, we filed a PCT application relating to use ZILRETTA to treat OA pain in subpopulations of diabetic patients, which has entered the national phase in the U.S., Australia, Canada, Europe, Japan, South Korea and Mexico, which, if granted, are expected to provide protection until 2044.
We also had in-licensed intellectual property, owned by the Southwest Research Institute, or SwRI, which gave us exclusive rights to SwRI patents covering our proprietary microsphere manufacturing technology used in the production of ZILRETTA. These patents expired in September 2025.
Patents and Patent Applications for iovera°
Issued patents in the U.S. afford us a wide range of coverage of various aspects of the iovera° technology. For example, several of our earliest filed patents cover the structural aspects of a handheld cryogenic device with single needle and needle arrays, tissue-penetrating needle probes that may be detachable, fused silica tubing fluid delivery paths, methods of applying cryotherapy using the cryogenic device and methods for using replaceable needle probes. These patents are set to expire between 2026 and 2032. An important patent family specifically directed to systems and methods of treating pain offers both broad and variable coverage of cryogenic device features and methods of using the same for pain management, including single-use needle probes, particular needle sizes and shapes. Patents in this family are set to start expiring in 2028. Another important patent family has broad disclosure and coverage of a variety of indications for treatment by cryogenic devices, including joint function and stiffness, OA, occipital neuralgia, spasticity, neuroma and other nerve entrapment indications and is set to expire between 2033 and 2037.
Additionally, there are several patents and pending patent applications directed to other important aspects of the iovera° technology. For example, patents covering the probe filtration system are set to expire in 2033 and patents on the Smart Tip technology are set to expire between 2034 and 2037. Other patents and applications cover methods of using needles with blunt tips and aspects of cryogenic devices coupled with a neurostimulator for locating nerves and are set to expire between 2035 and 2038. There are also 11 utility and design patent families covering various features of commercial and developing next-generation technology, which are issued or pending in the North American, Asia, Middle East, New Zealand, Australia, South African and Brazilian markets, which could potentially prevent others from using commercial and/or next-generation cryogenic devices until at least 2046 for utility patents and 2050 for design patents.
In addition, we also filed a U.S. nonprovisional application in 2023 covering the use of iovera° as a stellate ganglion block for managing cardiac arrhythmia, including electrical storm. U.S. Patent No. 12,508,062 issued in December 2025 with an expiration date in March 2044.
Patents and Patent Applications for PCRX-201
In December 2017, Flexion acquired the global rights to PCRX-201 from GQ Bio, including a direct exclusive license of certain foundational patents, patent applications, and other proprietary rights owned by the Baylor College of Medicine, or BCM, that are related to PCRX-201 for human applications. These patents generally cover the composition of matter and method of use of PCRX-201 in the treatment of OA. In 2019, the USPTO issued U.S. Patent No. 10,301,647, which covers the composition of matter and method of use of PCRX-201 in the treatment of OA with a term through January 2033. In addition,
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 23

the BCM patents related to PCRX-201 are issued in Europe, with an expiry date in 2032, and in Australia, Canada, China, India, Japan and Eurasia with expiry dates in 2033. We are continuing to prosecute one BCM U.S. patent application related to PCRX-201. Further, we have entered the national phase in Brazil, China, Europe, Hong Kong, Japan and the U.S. based on a PCT application covering composition of matter and effective dosages of PCRX-201 in the treatment of OA in humans, which, if granted, are expected to provide protection until 2040.
We also have a family of patent applications pending in the U.S., Australia, Canada, China, Hong Kong, Europe, Japan and South Korea covering composition of matter and method of use of PCRX-201 for the treatment of degenerative disc disease, or DDD, which, if granted, are expected to provide patent protection until 2042. We also have a family of patent applications pending in the U.S., Australia, Canada, China, Europe, Hong Kong, India, Japan, South Korea, and Mexico covering compositions and method of use of PCRX-201 in combination with a corticosteroid.
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
Patents and Patent Applications for HCAd-Platform and Gene Therapy Product Candidates
Since our February 2025 acquisition of GQ Bio, we have filed multiple patent applications in the U.S. for our gene therapy product candidates and large-scale manufacturing processes.
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
Trade Secrets and Proprietary Information
Trade secrets play an important role in protecting our pMVL-based products (including EXPAREL) and pipeline, ZILRETTA and iovera° and provide protection beyond patents and regulatory exclusivity. The scale-up and commercial manufacture of each of our products involves processes, custom equipment and in-process and release analytical techniques that we believe are unique to us. The expertise and knowledge required to understand the critical aspects of our pMVL manufacturing steps requires knowledge of both traditional and non-traditional emulsion processing and traditional pharmaceutical production, overlaid with all of the challenges presented by aseptic manufacturing. ZILRETTA is also manufactured using custom equipment and proprietary processes with respect to certain of the formulation and manufacturing techniques related to the TA-formulated PLGA microspheres in ZILRETTA, including those that relate to its precise pharmaceutical release profile. The iovera° system relies on custom manufacturing techniques that are able to provide the precision and tight tolerances required for a self-contained handheld cryogenic device. Additionally, the iovera° device includes proprietary software for device operations during cryotherapy treatments.
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
Competition
The pharmaceutical industry is intensely competitive and subject to rapid and significant technological change. Our competitors include organizations such as major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as more commercial resources, larger R&D staffs and more extensive marketing and manufacturing organizations. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in developing, selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 24

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
iovera°
The medical device industry is intensely competitive and subject to rapid and significant technological change. The cryotherapy pain management field in particular is a growing industry due to increased attention on opioid usage for pain, which has created a rapidly emerging market and has fueled an increased interest in opioid alternatives. Many of our competitors in our space have greater financial and other resources than we have, such as more commercial resources, larger R&D staffs and more extensive marketing and manufacturing organizations. As a result, these companies may obtain marketing approval more rapidly than we are able and may be more effective in developing, selling and marketing their products. The rise of various small and early-stage companies in the cryotherapy pain management field may also prove to be significant competitors, particularly if they enter into collaborative arrangements with large, established companies.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 25

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 26

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
Medical Devices
In the U.S., the Medical Device Amendments of 1976 to the FDCA and its subsequent amendments regulate the design, manufacture and marketing of medical devices. Medical devices that require notification submitted as a 510(k) clearance request must be reviewed and cleared by the FDA before we can begin marketing them. To request 510(k) clearance, we must be able to demonstrate that the medical device is substantially equivalent to a previously cleared and legally marketed 510(k) medical device. Medical devices require extensive clinical testing which consists of safety and efficacy studies, followed by pre-market approval, or PMA, applications for specific surgical indications. The FDA’s Quality System Regulations, or QSRs, set forth standards for our product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products. A new indication for 510(k) clearance may or may not require a clinical trial. Expanding the iovera° label to include the treatment of spasticity requires a clinical trial. We currently have a pivotal trial underway to demonstrate the efficacy and safety of iovera° for treating spasticity, which is expected to be completed in 2026.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 27

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 28

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 29

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 30

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
In December 2022, the Non-Opioids Prevent Addiction In the Nation (“NOPAIN”) Act was signed into law as part of the Biden Administration’s Consolidated Appropriations Act of 2023. The NOPAIN Act is preventative legislation aimed at tackling the opioid crisis by incentivizing the use of qualifying non-opioid options to manage surgical pain for Medicare patients treated in ASC and HOPD settings. This federal mandate requires Medicare to reimburse for non-opioid products, such as EXPAREL and iovera°, used during all surgeries conducted in the ASC or HOPD setting. Specifically, the NOPAIN Act covers reimbursement for (i) all non-opioid medications indicated to reduce postoperative pain or produce postsurgical regional analgesia without acting upon the body’s opioid receptors; and (ii) all devices used to deliver a therapy, reduce postoperative pain or produce postsurgical or regional analgesia. In order to qualify for reimbursement under the NOPAIN Act, a device must have demonstrated the ability to reduce or avoid intraoperative opioid use or the quantity of opioids prescribed in a clinical trial or through data published in a peer-reviewed journal. The NOPAIN Act took effect on January 1, 2025. This policy eliminates the cost burden associated with providing Medicare patients best-in-class opioid-sparing strategies, allowing institutions the financial flexibility to treat more patients with no- and low-opioid pain management strategies. Congress is now working to extend access to these qualifying non-opioids, with the introduction of the NOPAIN for Veterans Act, which was introduced in the House (H.R. 5409) in July 2025, and in the Senate (S. 3209) in November 2025. If passed, this legislation would expand
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 31

veteran access to non-opioid alternatives by providing pathways for FDA-approved non-opioid treatments to be included in the VA National Formulary (VANF).
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
Additionally, in November 2024, CMS confirmed that both EXPAREL and iovera° qualify as eligible non-opioid pain management products under the NOPAIN Act. HOPDs and ASCs, that use these products now receive additional Medicare reimbursement effective January 1, 2025. The reimbursement rate for EXPAREL equates to 106% of the average sales price (ASP +6%) in the HOPD and ASC environments. New reimbursement for iovera° includes a separate add-on payment of up to an additional $255.85 when providers administer iovera° in ASC and HOPD settings, using a new C-code created for the product (C9809). This new Medicare payment is provided in addition to the current reimbursement available to HOPDs and ASCs when they perform a procedure with iovera°.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 32

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 33

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
Environmental Matters
Our R&D processes and our manufacturing processes involve the controlled use of hazardous materials and chemicals and produce waste products, including pharmaceutical residues. We are subject to, and in compliance with, federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products, including those related to pharmaceutical residues. While we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business. It is also possible that environmental issues may arise in the future which we cannot now predict.
We are working towards improving our sustainable footprint through key practices like waste reduction, water recycling, and using energy efficient equipment where possible. We have a focus on raising awareness and educating our employees on reducing our internal use of consumables and natural resources. At our Science Center Campus in San Diego, California, one of our continuous improvement projects is to monitor and reduce the use of water, gas and electricity.
In 2024, we first achieved a certification whereby zero hazardous waste from our Science Center Campus in San Diego, California ended up in a landfill. In addition, we have a broad range of recycling and waste management initiatives at our manufacturing facilities and corporate offices. For example, at our internal manufacturing facilities we have addressed our use and recycling of paper products, aluminum cans, glass, electronics and plastic, as well as responsible disposal of non-recyclables and effective water management.
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
Over the past five years we have provided support for charitable medical missions in Honduras, Ghana, Zambia, Guatemala, Ecuador, Mexico, India, Guyana, Palau, Nigeria, Belize and the Dominican Republic by donating EXPAREL to help support surgeries for patients in need; have supported the Louisiana State University Opioid Minimization Initiative, and have donated EXPAREL to not-for-profit children’s hospitals each year since 2022 with a commitment to do so through 2027.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 34

Pacira Gives Back
As part of our ongoing commitment to support the communities where we live and work, we support a corporate giving campaign—Pacira Gives Back—which allows our employees to find local volunteer opportunities in their communities and help encourage use of a paid day off per year, known as our Community Day. Through Pacira Gives Back, employees can also make a donation to a not-for-profit organization of their choice.
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
Total Rewards
In order to attract and retain talent, we maintain broad-based benefits that are provided to all employees, including our 401(k) retirement plan with an employer matching contribution made each pay period, an employee stock purchase plan, flexible spending accounts, medical, dental and vision care plans, healthcare and dependent care savings accounts, life insurance, short- and long-term disability policies, paid vacation, paid sick time and paid company holidays. Additionally, we reward employees driving significant value creation with a variety of long-term and short-term incentives including a recognition platform, annual performance bonuses, stock options, restricted stock units and a long-term performance cash incentive. We also offer our executives the opportunity to participate in a deferred compensation plan with an employer match. We encourage our employees to give back in their communities and offer one paid day off per year to volunteer through our Community Day benefit. We regularly benchmark our rewards programs, adjusting as needed, to ensure our total rewards are competitive. We are steadfast in our commitment to paying all our employees a fair and living wage. We uphold fair and equitable pay practices and regularly evaluate our compensation programs to ensure they support this commitment.
Talent Management
We invest significantly in our future leaders by cultivating their growth and development. We regularly assess and identify our emerging talent and support their development with formal programs including classroom training, executive coaching, mentoring programs and “360-degree feedback” surveys geared towards our high-potential leaders. Many of our leaders participating in these programs advance to higher level positions within the organization. We also support long-term career growth through Pacira Pathways, a structured career development framework designed to clarify career progression, identify critical experiences and build capabilities for future roles. We are committed to soliciting employee feedback throughout their tenure with the organization, to shape organizational culture and to inform our people strategy. We conduct new hire surveys to solicit feedback on employees’ initial experiences with us to help ensure a successful onboarding and accelerate their assimilation into the organization and ability to contribute to our mission. We track turnover and employee engagement among other metrics, and conduct stay and exit interviews to ensure our talent strategy serves our goal of attracting, developing and retaining top talent to serve as our future leaders and stewards of our vision. In addition, we conduct
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 35

mid-year and annual performance reviews for all employees to ensure regular discussions around performance, progress towards goals and professional development. We offer targeted selection training for interviewers to ensure a consistent methodology applied in identifying and hiring the best candidates for open positions and offer management skills trainings in live and virtual settings, along with online courses available to all employees through our learning platform.
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
Our P.O.W.E.R. (Preparing Our Women for Excellence and Results) organization is an employee resource group open to all Pacira colleagues, focused on promoting leadership values, fostering a community of support and the advancement of women through professional development and networking opportunities. In 2020, we established a cross-functional diversity, equity and inclusion employee council to serve as an advisory board, comprised of employees who lead, advocate for, inform and communicate our corporate diversity, equity and inclusion strategic initiatives around four key areas: leadership development, diversity recruiting, culture and communications.
Employees
As of December 31, 2025, we had 829 employees, of which 825 were full-time and four were part-time. All of our employees are based in the U.S. except for 17 employees based in Germany, seven employees based in the U.K. and two employees based in Belgium. None of our employees are represented by a labor union, and we consider our current employee relations to be good.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 36

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
We have invested a significant portion of our efforts and financial resources in the development and commercialization of our lead product, EXPAREL, which was first approved by the FDA in October 2011 and commercially launched in April 2012. EXPAREL was approved by the EC (which included the U.K.) in November 2020. During 2025, sales of EXPAREL accounted for 79% of our total revenue, and we expect EXPAREL sales will remain of primary importance for the foreseeable future. We added ZILRETTA to our product portfolio upon completing the Flexion Acquisition in November 2021 and it accounted for 16% of our total revenue in 2025. Our success primarily depends on our ability to continue to effectively commercialize EXPAREL and ZILRETTA. Our ability to effectively generate revenues from EXPAREL and ZILRETTA will depend on our ability to, among other things:
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
•ensure that our entire supply chain efficiently and consistently delivers EXPAREL and ZILRETTA to our customers; and
•maintain and defend our patent protection and regulatory exclusivity for EXPAREL and ZILRETTA, including our ongoing patent litigation lawsuit against WhiteOak and Qilu. For more information on this matter, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 37

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 38

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
The pharmaceutical, medical device and biotechnology industries are intensely competitive and subject to rapid and significant technological change. Our major competitors include organizations such as major multinational pharmaceutical and medical device companies, established biotechnology companies and specialty pharmaceutical and generic drug companies. Many of our competitors have greater financial and other resources than we have, such as larger R&D staffs, more extensive marketing, distribution, sales and manufacturing organizations and experience, more extensive clinical trial and regulatory experience, expertise in prosecution of intellectual property rights and access to development resources like personnel and technology. As a result, these companies may obtain regulatory approval more rapidly than we are able to and may be more effective in selling and marketing their products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our competitors may succeed in developing,
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 39

acquiring or licensing on an exclusive basis technologies, drug products and medical devices that are more effective or less costly than EXPAREL, ZILRETTA, iovera° or any product candidate that we are currently developing or that we may develop, license or acquire, which could render our products obsolete and noncompetitive or significantly harm the commercial opportunity for EXPAREL, ZILRETTA, iovera° or any of our product candidates.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 40

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
In addition to our internal marketing and sales efforts, we have entered into agreements with third-party distributors to promote and sell EXPAREL in certain territories. For example, in July 2025, we entered into a co-promotion agreement with J&J MedTech to market and promote the use of ZILRETTA for OA knee pain in the U.S. We previously had a co-promotion agreement with DePuy Synthes Sales, Inc. to market and promote the use of EXPAREL for orthopedic procedures in the U.S. market which we terminated effective January 2021. Additionally, in March 2020, Flexion entered into an exclusive license agreement with Hong Kong Tainuo Pharma Ltd., or HK Tainuo, and Jiangsu Tainuo Pharmaceutical Co. Ltd. for the development and commercialization (other than manufacturing) of ZILRETTA in Greater China. In July 2022, we submitted a letter to HK Tainuo associated with this license agreement seeking a mutual decision to end the licensing agreement and made a $13.0 million termination payment to HK Tainuo in January 2023. For more information, see Note 19, Commercial Partners and Other Agreements and Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 41

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
As of December 31, 2025, we had 829 employees. We may need to expand our personnel resources in order to manage our operations and sales of EXPAREL, ZILRETTA, iovera°, any of our product candidates or products we acquire or in-license. Our management, personnel, systems and facilities currently in place may not be adequate to support this future growth. In addition, we may not be able to recruit and retain qualified personnel in the future, particularly in sales and marketing positions, due to competition for personnel among pharmaceutical and medical device businesses, and the failure to do so could have a significant negative impact on our future product revenues and results of operations. Our need to effectively manage our operations, growth and various projects requires that we:
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
•expand our manufacturing capabilities and effectively manage our co-production arrangements with Thermo Fisher and Amphenol;
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
We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical, medical device and other businesses, as well as universities, non-profit research organizations and government entities, particularly in and around the San Francisco Bay Area; San Diego, California, northern New Jersey/New York City metro and Luckenwalde, Germany. If we are not able to attract and retain necessary personnel to accomplish our business objectives, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategy.
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
Competition for highly skilled personnel, including management and commercial, scientific and clinical personnel, is extremely competitive, particularly in and around the San Francisco Bay Area; San Diego, California, northern New Jersey/New York City metro and Luckenwalde, Germany. While we offer remote work arrangements, which allows us to recruit
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 42

employees residing outside of the geographic areas we operate in, we have experienced—and may continue to experience—some difficulty identifying and hiring qualified personnel, especially as we pursue our growth strategy. We may not be able to hire or retain such personnel at compensation or flexibility levels consistent with our existing policies. We periodically review our compensation levels and employee benefits to ensure they remain competitive and have increased them when we believe market conditions warrant it. We may need to further increase our existing compensation levels and employee benefits in response to competition or labor shortages, which would increase our operating costs and reduce our margins. Furthermore, a sustained labor shortage, lack of skilled labor, increased turnover or labor cost inflation (for example, such as that initially caused by the COVID-19 pandemic), or as a result of general macroeconomic factors, could lead to increased costs, which could negatively affect our ability to efficiently operate our overall business and have other adverse effects on our results of operations and financial condition. Many of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment. In particular, candidates making employment decisions, specifically in our industry, often consider the value of any long-term incentive compensation, including stock-based compensation they may receive in connection with their employment. Any significant volatility in the price of our common stock may adversely affect our ability to attract or retain experienced, highly skilled and technical personnel.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 43

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
In addition to expanding our internal manufacturing facilities, we may enter into arrangements with third parties to supply, manufacture, package, test and/or store EXPAREL, ZILRETTA, iovera° or our product candidates, such as our manufacturing arrangements with Thermo Fisher and Amphenol. Entering into such arrangements requires testing and compliance inspections, regulatory agency approvals and development of the processes and facilities necessary for the production of our products. Such arrangements also involve additional risks, many of which would be outside of our control. Such risks include disruptions or delays in production, manufactured products that do not meet our required specifications, the failure of such third-party manufacturers to comply with CGMP regulations or other regulatory requirements, protection of our intellectual property and manufacturing processes, loss of control of our complex manufacturing processes, inabilities to fulfill our commercial needs and financial risks in connection with our investment in setting up a third-party manufacturing process, such as the substantial capital outlays that were required by us to assist in setting up our manufacturing process at Thermo Fisher’s facility in Swindon, U.K.
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
EXPAREL is currently manufactured at our facilities in San Diego, California; both EXPAREL and ZILRETTA are currently manufactured at the Thermo Fisher facility in Swindon, U.K., iovera° handpieces are currently manufactured at our facility in San Diego, California, iovera° Smart Tips are currently manufactured at Amphenol’s facility in Tijuana, Mexico, and the diluent for ZILRETTA is currently manufactured at Jubilant’s facility in Spokane, Washington. These facilities are the only currently approved sites in the world for manufacturing EXPAREL, ZILRETTA and iovera°. We may experience temporary or prolonged suspensions in production of our products due to issues in our manufacturing process that must be remediated or in
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 44

response to inspections conducted by the FDA or similar foreign regulatory authorities, which could have a material adverse effect on our business, financial position and results of operations.
Our San Diego facilities in California, the Thermo Fisher facility in Swindon, U.K., the Amphenol facility in Tijuana, Mexico, and the Jubilant facility in Spokane, Washington, are also subject to the risks of a natural or man-made disaster, including, but not limited to, storms, earthquakes, floods, fires or other business disruptions. In addition, we have obtained limited property and business interruption insurance coverage for our manufacturing sites in San Diego, U.K. and Mexico. However, our insurance coverage may not reimburse us, or may not be sufficient to reimburse us, for any expenses or losses we may suffer. There can be no assurance that we would be able to meet our requirements for EXPAREL, ZILRETTA or iovera° if there were a catastrophic event or failure of our current manufacturing systems. If we are required to change or add a new manufacturer or supplier, the process would likely require prior FDA and/or equivalent foreign regulatory authority approval, would be very time consuming and could be expensive. An inability to continue manufacturing adequate supplies of EXPAREL, ZILRETTA or iovera° at our facilities could result in a disruption in the supply of these products to our customers and partners and a breach of our contractual obligations to such counterparties.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 45

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
We rely on international shipping to receive certain raw materials and to transport our products to their various geographic markets. Delays in shipping may cause us to use more expensive expedited freight methods to ship our products or receive raw materials. For example, the COVID-19 pandemic and related governmental actions caused delays in shipments. During the COVID-19 pandemic, we experienced increased lead-times for obtaining raw materials, including those caused by temporary closures and worker shortages. In addition, global inflation has contributed to already higher incremental freight costs and such inflation may continue to result in further increases in freight costs. Any tariffs imposed on imported goods may also raise the cost of certain raw materials and other property, plant and equipment costs. Failure to adequately produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand and strained relationships with customers—including wholesalers. Failure to adequately procure raw materials or equipment or produce and timely ship our products to customers could lead to lost potential revenue, failure to meet customer demand and strained relationships with our customers—including wholesalers. Despite our actions to mitigate these impacts and the pressures related to the COVID-19 pandemic having eased, we may still be impacted by global logistics challenges in the future.
Our operations are dependent on the global supply chain and impacts of supply chain constraints and inflationary pressure could adversely impact our operating results.
Our operations have in the past been, and may continue to be in the future, impacted by supply chain constraints and raw material shortages, resulting in increased material costs, longer lead times and increased freight costs, the uncertain economic environment and macroeconomic trends. In addition, current or future governmental policies, including the imposition of tariffs, may increase the risk of inflation, which could further increase the costs of raw materials and components for our business. Tariffs can increase our manufacturing costs and if costs of goods continue to increase, our suppliers may seek price increases from us. If we are unable to mitigate the impact of supply chain constraints and inflationary pressure through price increases or other measures, our results of operations and financial condition could be negatively impacted. Even though we are working to alleviate supply chain constraints through various measures, we are unable to predict the impact of these constraints on the timing of revenue and operating costs of our business in the near future. Raw material supply shortages and supply chain constraints, including cost inflation, have impacted and could continue to negatively impact our ability to meet increased demand, which in turn could impact our net sales revenues and market share. We expect the situation to remain fluid as foreign exchange rates fluctuate and as inflationary pressure continues.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 46

•the difficulty in managing multiple product development programs; and
•the inability to successfully develop new products or clinical failure.
We have limited resources to identify and execute the development, acquisition or in-licensing of products, businesses and technologies and integrate them into our current infrastructure. We may compete with larger pharmaceutical and medical device companies and other competitors, including public and private research organizations, academic institutions and government agencies, in our efforts to establish new collaborations and in-licensing opportunities. These competitors may have access to greater financial resources and larger R&D staffs and facilities than us and may have greater expertise in identifying and evaluating new opportunities. We may not be successful in locating and acquiring or in-licensing additional desirable product candidates on acceptable terms or at all. We may also not be successful in developing or commercializing our current product candidates. Such efforts may require the dedication of significant financial and personnel resources, and any diversion of resources may also disrupt our management from expanding on EXPAREL, ZILRETTA or iovera° net product sales. Moreover, we may devote resources to potential development, acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts.
We make substantial investments in research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
The industry in which we compete is characterized by intense competition, rapid technological change, changes in customer requirements, frequent new product introductions and enhancements, evolving industry standards and new therapeutic delivery methods. In order to remain competitive, we have made, and expect to continue to make, significant investments in R&D. If we fail to develop new and enhanced products and technologies, if we focus on products and technologies that do not become widely adopted, or if new competitive products and technologies that we do not support become widely accepted, demand for our products may be reduced. Increased investments in R&D or unsuccessful R&D efforts could cause our cost structure to fall out of alignment with the demand for our products, which would have a negative impact on our business, financial condition and results of operations.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 47

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 48

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
For information about our legal proceedings, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 49

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
The FDA, as a condition of the EXPAREL NDA approval in October 2011, has required us to study EXPAREL in pediatric patients as a post-marketing requirement. We have agreed to a trial timeline where we will study successive pediatric patient subpopulations. In December 2019, we announced positive results for our extended pharmacokinetic and safety study for local analgesia in children aged 6 to 17 undergoing cardiovascular or spine surgeries. Those positive results provided the foundation for an sNDA submission which was approved by the FDA in March 2021. Additionally, we are in negotiations with the FDA and EMA for clarity on other pediatric study obligations for children aged zero to less than six years old. In October 2023, we received notification from the FDA that our pediatric studies requirement had been waived for the indication of brachial plexus interscalene nerve block to produce postsurgical regional analgesia in pediatric patients and in October 2024, we received notification from the FDA that our pediatric studies requirement had been waived for the indications of sciatic nerve block in the popliteal fossa and adductor canal block indications. The EMA waived our pediatric studies requirement in March 2025. These trials will be expensive and time consuming and we are required to meet the timelines for submission of protocols and data and for completion as agreed with the FDA and EMA, and we may be delayed in meeting such timelines. We are required to conduct these trials even if we believe that the costs and potential benefits of conducting the trials are not warranted from a scientific or financial perspective. The failure to conduct these pediatric trials or to meet applicable deadlines
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 50

could result in the imposition of sanctions, including, among other things, issuance of warnings letters or imposition of seizures or injunctions. For more information regarding our pediatric study obligations, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 51

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
The manufacturing techniques and facilities used for the manufacture and supply of our products must be operated in conformity with CGMP and other FDA, EMA and MHRA regulations, including potentially prior regulatory approval. In addition, any expansion of our existing manufacturing facilities or the introduction of any new manufacturing facilities, including the manufacturing suites at the Thermo Fisher and Amphenol facilities, also require conformity with CGMP and other FDA, EMA and MHRA regulations. In complying with these requirements, we, along with our co-production partners and suppliers, must continually expend time, money and effort in production, record keeping and quality assurance and control to ensure that our products meet applicable specifications and other requirements for safety, efficacy and quality. In addition, we, along with our co-production partners and suppliers, are subject to unannounced inspections by the FDA, EMA, MHRA and other regulatory authorities.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 52

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 53

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 54

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
In April 2023, we filed a third patent infringement suit against eVenus, Jiangsu Hengrui, and Fresenius Kabi USA, LLC, in the U.S. District Court for the District of New Jersey (23-cv-02367) asserting that the 133 mg/10 mL and 266 mg/20 mL ANDA products will infringe U.S. Patent No. 11,426,348 (the ’348 patent). In July 2023, eVenus filed its answer with claims for declaratory judgment, alleging patent invalidity, non-infringement and inequitable conduct with respect to the ’348 patent as well as our other patents, U.S. Patent Nos. 11,278,494; 11,304,904; 11,311,486; 11,357,727 and 11,452,691.The parties have subsequently dismissed all patents other than the ’348 patent from this litigation.
On April 7, 2025, we, along with our operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the eVenus ANDA Filers with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, we agreed to provide the eVenus ANDA Filers with a license to our patents required to
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 55

manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, we have agreed to provide the eVenus ANDA Filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of our expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, we paid the eVenus ANDA Filers $7.0 million.
In October 2025, we received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers—WhiteOak and Qilu—each advising that they had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. Each letter alleged that EXPAREL patents listed in the Orange Book are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the proposed products described in these ANDA submissions.
In November 2025, we filed a patent infringement suit against WhiteOak and Qilu in the U.S. District Court of the District of Delaware (25-cv-1445) asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent), U.S. Patent Nos. 11,819,574 (the ‘574 patent) U.S. Patent No. 12,144,890 (the ‘890 patent), U.S. Patent No. 12,151,024 (the ‘024 Patent), U.S. Patent No. 12,156,940 (the ‘940 patent), U.S. Patent No. 12,251,468 (the ‘468 Patent), U.S. Patent No. 12,296,047 (the ’047 Patent), U.S. Patent No. 12,318,483 (the ‘483 Patent), and U.S. Patent No. 12,370,142 (the ‘142 Patent). On January 23, 2026 and February 5, 2026, Qilu and WhiteOak, respectively, each answered the complaint and asserted affirmative defenses and counterclaims asserting, inter alia, invalidity, unenforceability and non-infringement. We intend to vigorously defend our intellectual property rights relating to EXPAREL and are unable to predict the outcome of this litigation at this time.
For more information on these litigations and other legal proceedings we are involved in, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 56

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
Furthermore, certain inventions which we have in-licensed from BCM may have been discovered through government funded programs and thus may be subject to federal regulations under the Bayh-Dole Act of 1980. The U.S. government has certain rights also referred to as “march-in rights.” In addition, the U.S. government also has the right to take title to these inventions if certain disclosure and reporting requirements were not met. In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the U.S. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the U.S. or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-U.S. product manufacturers for products covered by such intellectual property.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 57

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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 58

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

Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 59

Risks Related to our Financial Condition and Indebtedness
Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.
Our ability to make payments of the principal of, to pay interest on or to refinance our indebtedness, including the Revolving Credit Facility (as defined below) and the 2.125% convertible senior notes due 2029, or 2029 Notes, issued in our private offering completed in May 2024 (each as described below), or to make cash payments in connection with any conversion of the 2029 Notes (if applicable) depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow from operations in the future to service our indebtedness and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In May 2024, we completed a private placement of $287.5 million in aggregate principal amount of 2029 Notes, and entered into an indenture, or 2029 Indenture, with respect to the 2029 Notes. The 2029 Notes accrue interest at a fixed rate of 2.125% per year, payable semiannually in arrears on May 15th and November 15th of each year and mature on May 15, 2029.
In July 2025, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank, and certain lenders, to, among other things, refinance the indebtedness outstanding under our then-outstanding TLA Credit Agreement (as defined below) and provide ongoing working capital. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. The credit facility is secured by substantially all of our and each subsidiary guarantor’s assets and matures on July 3, 2030, subject to certain exceptions set forth in the Credit Agreement. Subject to certain conditions, we may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of any existing class of term loans by requesting one or more incremental term facilities in an aggregate principal amount not to exceed the greater of $225.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement).
As of December 31, 2025, our total consolidated gross indebtedness was $378.5 million, which consisted of $287.5 million of principal outstanding on the 2029 Notes and $91.0 million of principal outstanding on the Revolving Credit Facility. See Note 11, Debt, to our consolidated financial statements included herein for more information. Additionally, our subsidiaries had no indebtedness (excluding trade payables, intercompany liabilities and income tax-related liabilities).
Our Credit Agreement and the Indenture each impose significant operating and financial restrictions on us and certain of our subsidiaries, which may prevent us from capitalizing on business opportunities. A breach of any of those restrictive covenants may cause us to be in default under the Credit Agreement and/or the Indenture, and our lenders could foreclose on our assets.
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
The Credit Agreement and the Indenture also contain certain restrictive covenants that limit, and in some circumstances prohibit, our ability to, among other things: incur additional debt or issue preferred stock; sell, lease or transfer our assets; pay dividends on, and make other distributions on, or redeem or repurchase, our common stock; make certain capital expenditures and investments; guarantee debt or obligations; create certain liens; enter into transactions with our affiliates; and enter into certain merger, consolidation or other reorganization transactions. These restrictions could limit our ability to obtain future financing, incur or guarantee additional debt, incur certain liens, enter into transactions with affiliates, transfer or sell certain assets, make acquisitions or needed capital expenditures, withstand potential downturns in our business, or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise, any of which could place us at a competitive disadvantage relative to our competitors. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Our failure to comply with the restrictive covenants described above as well as other terms of our indebtedness could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 60

forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
We may not have the ability to raise the funds necessary to settle conversions of the 2029 Notes in cash to the extent elected or to repurchase the 2029 Notes upon a fundamental change, and that our indebtedness may contain limitations on our ability to pay cash upon conversion of the 2029 Notes or limitations on our ability to repurchase the 2029 Notes.
Holders of the 2029 Notes will have the right to require us to repurchase their 2029 Notes upon the occurrence of a fundamental change at a repurchase price equal to 100% of their principal amount, plus accrued and unpaid interest, if any. We have the option to pay the principal in cash, shares of our common stock, or any combination thereof. While it is our intention to pay the principal in cash, upon conversion of the 2029 Notes we will be required to make cash payments for each $1,000 in principal amount of 2029 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2029 Notes surrendered therefor or 2029 Notes being converted. The Credit Agreement limits—and any credit facility or other agreement that we may enter into may limit—our ability to make cash payments at the time of a fundamental change or upon conversion of the 2029 Notes. Further, our ability to repurchase the 2029 Notes or to pay cash upon conversions of the 2029 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness. Our failure to repurchase 2029 Notes at a time when the repurchase is required by the Indenture or to pay any cash payable on future conversions of the 2029 Notes as required by the Indenture would constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our Revolving Credit Facility or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2029 Notes or make cash payments upon conversions thereof.
Our indebtedness could adversely affect our business, financial condition, and results of operations, as well as the ability to meet payment obligations under our Credit Agreement and the 2029 Notes.
As of December 31, 2025, our total consolidated gross indebtedness was $378.5 million, which consisted of $287.5 million of principal outstanding on the 2029 Notes and $91.0 million outstanding under the Revolving Credit Facility. See Note 11, Debt, to our consolidated financial statements included herein for more information. Subject to the limits contained in the Credit Agreement and the Indenture, we may be able to incur substantial additional debt from time to time. If we do so, the risks related to our level of debt could increase. Specifically, our level of debt could have important consequences, including the following:
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 61

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
As of December 31, 2025, our total consolidated gross indebtedness was $378.5 million, which consisted of $287.5 million of principal outstanding on the 2029 Notes and $91.0 million outstanding under the Revolving Credit Facility. See Note 11, Debt, to our consolidated financial statements included herein for more information on our indebtedness.
Cumulatively, we have incurred significant losses since our inception and may incur additional losses in the future.
To date, we have focused primarily on developing and commercializing EXPAREL, and have since acquired ZILRETTA and iovera°. We recorded net income of $7.0 million for the year ended December 31, 2025, a net loss of $99.6 million for the year ended December 31, 2024, which included a goodwill impairment of $163.2 million based upon an assessment that the fair value of goodwill was less than its carrying value (for more information, see Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein), and net income of $42.0 million for the year ended December 31, 2023. As of December 31, 2025, we had an accumulated deficit of $199.3 million. Prior losses, among other things, have had an adverse effect on stockholders’ equity and working capital. We incurred significant pre-commercialization expenses as we prepared for the commercial launch of EXPAREL, and we continue to incur significant sales, marketing and manufacturing expenses, as well as ongoing development expenses related to the commercialization of EXPAREL, ZILRETTA and iovera°. As a result, we had not been profitable prior to 2015 and incurred net losses from 2016 through 2019 and again in 2024. Because of the numerous risks and uncertainties associated with developing and commercializing pharmaceutical products and medical devices, we are unable to predict the extent of future losses, if any.
A material impairment in the carrying value of our intangible assets or goodwill could negatively affect our results of operation and financial condition.
A significant portion of our total assets is comprised of intangible assets. Pursuant to U.S. generally accepted accounting principles, we are required to assess our indefinite-lived intangible assets for impairment. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment exists. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives and are recorded at cost, net of accumulated amortization. Indefinite-lived intangible assets are not amortized and are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment exists. Impairment charges are recognized to the extent the carrying value exceeds its fair value. At December 31, 2025, the carrying value of our intangible assets, net of accumulated amortization, was $368.1 million. If the carrying value of these assets exceeds their current estimated fair value, the assets would be considered impaired, and this would result in a noncash charge to our statement of operations, which could be material. Events and conditions that could result in an impairment include but are not limited to: changes in assumptions regarding future revenue or cash flow forecasts, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions or declining financial performance in comparison to projected results.
For example, in 2025, we recognized a $25.9 million impairment charge related to an intangible asset for acquired in-process R&D related to ZILRETTA for the treatment of OA pain of the shoulder, driven by revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts, among other factors. For additional information, see Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein. Further changes to the assumptions regarding the future fair values of our intangible assets could result in additional impairment charges in the future, which could be significant.
In addition, in July 2024, the FDA approved a generic competitor to EXPAREL and in August 2024, a U.S. District Court ruled that one of our EXPAREL patents was not valid. We determined that these events, combined with a subsequent decrease in our common stock price, indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required us to perform a quantitative impairment test. This quantitative impairment test resulted in our carrying value exceeding the fair value of the Company by more than the goodwill balance. As a result, our then-goodwill balance of $163.2 million was fully impaired during the three months ended September 30, 2024. At December 31, 2025, the carrying value of our goodwill was $20.2 million, which arose from the GQ Bio Acquisition in February 2025.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 62

In the future, events and conditions which could result in an impairment include but are not limited to: changes in assumptions regarding future revenue or cash flow forecasts, a sustained drop in the market price of our common stock, increased competition or loss of market share, obsolescence, product claims that result in a significant loss of sales or profitability over the product life, deterioration in macroeconomic conditions or declining financial performance in comparison to projected results.
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
•acquire, in-license and develop additional product candidates; and
•refinance our 2029 Notes and our Revolving Credit Facility.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 63

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
•regulatory developments, lawsuits and investigations affecting EXPAREL, ZILRETTA, iovera°, our product candidates or the products and product candidates of our competitors; and
•the impact of macroeconomic developments, such as general political, health and economic conditions, including those resulting from the war in Ukraine and the Israel-Hamas war, economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets on our business; and
•the potential impact of a government shutdown, including the impact such a shutdown could have on certain federal agencies, such as the FDA and Centers for Medicare Services, or CMS, who have, in the past, furloughed staff and scaled back their operations which could significantly impact the ability of the FDA to timely review and process our regulatory submissions or negatively affect sales of our products if some of our customers do not (or perceive that they will not) receive adequate reimbursement from third-party payors or CMS.
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
From time to time, we may complete acquisitions of companies and certain businesses of companies, and we may not realize the expected benefits from such acquisitions because of integration difficulties or other challenges. For example, in April 2019, we completed the MyoScience Acquisition; in November 2021, we completed the Flexion Acquisition; and in February 2025, we completed the GQ Bio Acquisition.
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
•unexpected losses of key employees, key customers or key suppliers of our acquired companies and businesses;
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 64

•potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and
•other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products, systems and internal controls.
If MyoScience, Flexion, GQ Bio, or any other acquired companies and businesses have unanticipated or larger than anticipated liabilities for patent and trademark infringement claims, violations of laws, commercial disputes, taxes and other known and unknown types of liabilities, there may be liabilities that we underestimated or did not discover in the course of performing our due diligence investigation of our acquired companies and businesses. We may have no recourse or limited recourse under the applicable acquisition-related agreement to recover damages relating to the liabilities of our acquired companies and businesses.
We may not be able to maintain or increase the levels of revenue, earnings or operating efficiency that each of the acquired companies and businesses and Pacira had historically achieved or might achieve separately. Combining with Pacira may not accelerate the growth and success of any acquired commercial product. In addition, we may not accomplish the integration of any acquired companies and businesses smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process or if the business of any acquired companies or businesses deteriorates, the anticipated cost savings, growth opportunities and other synergies of any acquired companies and businesses may not be realized fully or at all, or may take longer to realize than expected. If any of the above risks occur, our business, financial condition, results of operations and cash flows may be materially and adversely impacted; we may fail to meet the expectations of investors or analysts; and our stock price may decline as a result.
The use of our net operating loss carryforwards and research and development tax credits will be limited.
We have significant Federal and state net operating loss, or NOL, carryforwards and federal and state R&D tax credit carryforwards. Our NOL carryforwards and R&D tax credits may expire and not be used. Our state NOL carryforwards will begin expiring in 2028 if we have not used them prior to that time. We have non-U.S. NOLs that do not expire. Additionally, our ability to use certain NOLs to offset taxable income in the future will be limited under Internal Revenue Code Section 382 because we experienced cumulative changes in ownership of more than 50% within a three-year period. Such ownership changes were triggered by the cumulative ownership changes arising as a result of the initial acquisition of the Company’s stock in 2007 and the completion of our initial public offering in February 2011 and our other financing transactions. Additionally, in November 2021, we completed the Flexion Acquisition which also triggered an ownership change. Because of these ownership changes, we will be limited regarding the amount of NOL carryforwards that we can utilize annually in the future to offset taxable income. Such an annual limitation may significantly reduce the utilization of the NOLs before they expire.

Risks Related to Our Common Stock
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 65

our board of directors. This provision could have the effect of delaying or preventing a change of control, whether or not it is desired by or beneficial to our stockholders.
Our common stock price may be subject to significant fluctuations and volatility.
Our stock price is volatile, and from February 3, 2011, the first day of trading of our common stock, to February 25, 2026, the trading prices of our stock have ranged from $6.16 to $121.95 per share.
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
•securities litigation or stockholder activism;
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 66

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
Repurchases of our common stock may not result in increased stockholder value and could adversely affect our liquidity or financial flexibility.
From time to time, we may repurchase shares of our common stock pursuant to authorized share repurchase programs. Decisions regarding whether, when, and in what amounts to repurchase such securities are based on a variety of factors, including market conditions, our business, results of operations and financial condition, cash flows, capital resources, contractual restrictions (including those included in debt covenants), regulatory restrictions and alternative uses of capital. There can be no assurance that repurchases will be made at prices that reflect the intrinsic value of the common stock repurchased or that such repurchases will result in increased stockholder value.
For example, in April 2025, our board of directors authorized a $300.0 million share repurchase program which authorizes us to repurchase up to an aggregate of $300.0 million of our outstanding common stock. During the year ended December 31, 2025, we repurchased 5,936,798 shares of our common stock through open market transactions for $151.4 million which included $0.1 million of broker fees and $1.3 million of accrued excise tax. As of December 31, 2025, $150.0 million remains available for future repurchases under this authorization (which excludes the broker fees and excise tax incurred). Refer to Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more information on repurchases occurring during the quarter ended December 31, 2025 and Note 13, Stockholders’ Equity, to our consolidated financial statements included herein for more information.
Repurchases reduce the amount of cash available for other purposes, including, but not limited to: funding our operations, expanding the commercialization of our products and product candidates; investing in R&D; pursuing business development or strategic transactions; servicing or refinancing our indebtedness; expanding and maintaining our manufacturing facilities and capabilities and legal matters. As a result, our repurchase activities may adversely affect our liquidity, capital resources or financial flexibility.
Our share repurchase program does not obligate us to repurchase any particular amount of common stock and may be suspended, modified or discontinued at any time. Any reduction or cessation of repurchase activity may adversely affect the market price of our common stock. In addition, repurchase activity may increase price volatility, reduce the public float or trading liquidity of our common stock or increase ownership concentration among existing stockholders. In addition, repurchases may offset dilution from equity compensation programs or issuances of securities, but may not do so at a cost or on a timing that is favorable to stockholders.
To the extent share repurchases are funded through available cash or future borrowings, such activity could increase our leverage or otherwise affect our credit profile, which may limit our access to capital or increase our borrowing costs. Repurchases may also reduce our ability to pursue strategic opportunities or respond to competitive or regulatory developments as they arise.
Our ability to execute share repurchases is subject to compliance with the agreements governing our indebtedness as well as applicable securities laws and regulations, including restrictions on timing, volume, pricing and disclosure, as well as
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 67

blackout periods and insider trading limitations. Changes in applicable laws, regulations, accounting standards or regulatory interpretations—including evolving regulatory focus on issuer repurchase practices—could increase compliance costs, limit our flexibility or restrict our ability to conduct repurchases as contemplated.
Any of these factors could adversely affect our business, financial condition, results of operations, liquidity or the market price of our common stock.
Our business has been, and could in the future be, negatively impacted by the actions of activist stockholders.
We have been and may continue to be subject to stockholder activism in the future that may not align with our business strategies or that we deem to not be in the best interests of all of our stockholders. Our business and operations could also be negatively affected if we become subject to any securities litigation or from continued stockholder activism, which could cause us to incur significant expenses, hinder the execution of our business and growth strategy, constrain our capital deployment opportunities and impact the price of our common stock. Stockholder activism has been increasing recently, which can arise in a variety of situations, including, but not limited to, campaigns by activist stockholders advocating corporate actions such as operational, governance, management or social changes, financial restructurings, increased borrowings, special dividends, stock repurchases, or sales of assets or entire companies to third parties or to the activist stockholders themselves. Volatility in the price of our common stock, our cash balance, our financial performance or other reasons may cause us to become the target of securities litigation or continue to be the target of stockholder activism.
Securities litigation and stockholder activism, including potential proxy contests, have in the past and could again in the future result in substantial costs and divert management’s and our board of director’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, strategy or leadership and such uncertainties may be exploited by our competitors or result in the loss of potential business opportunities, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we have and may be required to incur significant legal and advisory fees and other expenses related to any securities litigation and activist stockholder matters. Further, the price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism. In addition, stockholder activism may constrain our capital deployment opportunities and may limit the types of investments that are available to us. If individuals with a specific agenda are elected or appointed to our board of directors, it may adversely affect our ability to effectively and timely implement our strategy. Furthermore, if individuals are elected or appointed to the board of directors who do not agree with our strategy, the ability of the board of directors to function effectively could be adversely affected. As a result, activist stockholder campaigns could adversely affect our business, results of operations, financial condition and price of our common stock.

Risks Related to Information Technology, Cybersecurity and Data Privacy
We face risks related to cybersecurity threats and incidents.
We regularly face attempts by others to gain unauthorized access through the internet, or to introduce malicious software, to our Information Technology, or IT, systems. Individuals or organizations, including malicious hackers and insider threats including employees and third-party service providers, or intruders into our physical facilities, at times attempt to gain unauthorized access to our software, network and services. We could also be a target of malicious attackers who attempt to gain access to our network or data centers; steal proprietary information related to our business, products, employees, suppliers and customers; interrupt our systems and services or those of our suppliers, customers, or others; or demand a ransom to return control of such systems and services. Such attempts—including but not limited to—social engineering or “phishing” attempts, denial of service attacks and malware (including viruses, trojans and keyloggers) are increasing in number, intensity and in technical sophistication, and are increasingly difficult to detect for periods of time, especially as they relate to attacks on third-party vendors, and, if successful, expose us and any affected parties to risk of loss or misuse of proprietary or confidential information or disruptions of our business operations, including our manufacturing operations. These attacks are often carried out by motivated and highly skilled actors, who are increasingly well-resourced. Our IT infrastructure also includes services provided by third parties, and these service providers can experience breaches of their systems and products that impact the security of our systems and our proprietary or confidential information. In addition, certain factors, such as growth through acquisitions, rapid technology evolution, including increased adoption of artificial intelligence, or AI, and geopolitical events, have increased cybersecurity risks. A substantial breach of our or one of our service providers’ systems could result in the loss of revenues, the misuse of confidential data, manufacturing challenges or disruption, diversion of management attention, litigation, regulatory action and damage to our relationships with vendors, business partners and customers, and we may incur significant expenses to resolve such issues.
Finally, the SEC has adopted rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as disclose the occurrence of material cybersecurity incidents. We cannot yet predict or estimate the amount of additional costs we will incur in order to comply with these rules or the timing of such costs. These rules
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 68

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
We receive, retain and transmit personal information about our customers and employees as well as confidential or proprietary information of ours and our customers, vendors and other business partners, and entrust that information to third-party suppliers, including cloud service-providers, software-as-a-service (“SaaS”) solutions, platform-as-a-service (“PaaS”) solutions, data hosting and processing facilities, AI, tools and other hardware, software (including open-source software) technical applications and platforms and managed services, including some that are managed, hosted, provided and/or used by third-party vendors, to operate our business that perform activities for us. Our business depends upon the secure transmission of encrypted confidential information over public networks, including information permitting payments. A compromise of our security systems or defects within our hardware or software, or those of our suppliers, that results in our customers’ or our employees’ information being obtained by unauthorized persons, could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation, government actions, or the imposition of penalties. In addition, a breach could disrupt our operations and require that we expend significant additional resources related to the security of our information systems.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 69

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
We must maintain and upgrade our enterprise resource planning system and other information technology (“IT”) systems as needed, and our failure to do so could have a material and adverse effect on our business, financial condition and results of operations.
We have invested and will continue to invest in and implement modifications and upgrades to our IT systems and procedures, including making changes to legacy systems or acquiring new systems with new functionality, and building new policies, procedures, training programs and monitoring tools.
The implementation and maintenance of a new enterprise resource planning, or ERP, system has required and will continue to require significant investment of human and financial resources. The ERP system is designed to efficiently maintain our financial records and provide information important to the operation of our business to our management team. In implementing, maintaining and upgrading our ERP system, we may experience significant increases to inherent costs and risks associated with changing and acquiring these systems, policies, procedures and monitoring tools, including capital expenditures, additional operating expenses, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems policies, procedures or monitoring tools into our current systems. Any significant disruption or deficiency in the design, implementation and maintenance of the ERP system may adversely affect our ability to process orders, ship product, send invoices and track payments, fulfill contractual obligations, maintain effective disclosure controls and internal control over financial reporting or otherwise operate our business. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing and maintaining new technology systems, such as an ERP system, delays in our timeline for planned improvements, significant system failures or our inability to successfully modify our IT systems, policies, procedures or monitoring tools to respond to changes in our business needs may cause disruptions in our business operations, increase security risks, and may have a material and adverse effect on our business, financial condition and results of operations.
Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. There can be no assurance that we will realize the desired or anticipated benefits from AI, if any at all. As with many technological innovations, AI presents risks and challenges that could impact our business. We may adopt and integrate generative AI tools into our systems for specific use cases reviewed by legal and information security. Our use of AI could result in additional compliance costs, regulatory investigations, actions and lawsuits; and if as a result, we are unable to properly or effectively use AI, it could make our business less efficient, potentially result in competitive disadvantages, and our business, financial condition, results of operations and cash flows could be adversely affected.
The unauthorized use of AI tools by employees, contractors and/or third-party service providers could result in the exposure of sensitive data, including our intellectual property or trade secrets or the personal information of our employees, customers or other business partners. Our vendors may incorporate generative AI tools into their offerings without disclosing its usage to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 70

around the world use increasingly sophisticated and rapidly evolving methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

General Risk Factors
A pandemic, epidemic or outbreak of a contagious disease, or fear of such an event, could have a material adverse effect on our business, operating results and financial condition.
A pandemic, epidemic or outbreak of an infectious disease or other public health crisis could have a material adverse effect on our business, financial condition and operations, including but not limited to our revenue and cash flows, including potential decreases in sales, manufacturing issues, supply chain issues, including, but not limited to, staffing shortages, cost inflation and shipping delays, and delays in payments by our customers. New or prolonged suspensions of elective surgeries by governmental restrictions or action would cause net sales of our products to decrease. In addition, health concerns from a pandemic, epidemic or outbreak of an infectious disease or negative economic conditions, could cause patients and clinicians to cancel or defer elective procedures or otherwise avoid medical treatment, which would result in reduced patient volumes and revenues and could potentially continue over an extended period of time.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 71

product quality, supply chain management, corporate governance and transparency, our reputation, brand and employee retention may be negatively impacted, and our customers and suppliers may be unwilling to continue to do business with us.
From time to time, we communicate certain CSR initiatives and goals to market participants and our customers and business partners. Any corporate responsibility disclosure we make may include our policies, practices, initiatives and goals on a variety of social and ethical matters, corporate governance, environmental compliance, sustainability, employee health and safety practices, human capital management, product quality, supply chain management and workforce inclusion and diversity. Although we have undertaken significant efforts to improve and implement our CSR initiatives, it is possible that the aforementioned parties may not be satisfied with such disclosures, our CSR practices or the speed with which we adopt, implement and/or disclose our plans. Furthermore, some stakeholders may disagree with our goals and there is also a risk that stakeholders may change their views on these topics over time. Our various stakeholders or regulators may also have divergent opinions on these types of matters as well as conflicting expectations regarding our culture, values, goals and business, which makes it difficult to achieve a consistently positive perception amongst all of our various stakeholders. Moreover, we may determine that it is in the best interest of our Company and our stockholders to prioritize other business, social, governance or sustainable investments over the achievement of our current goals based on economic, technological developments, regulatory and social factors, business strategy or pressure from investors, activists or other stakeholders.
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
We could experience adverse impacts to our business if climate change, storms, or other extreme weather conditions and/or water availability challenges adversely affect our operations or the operations of our suppliers, distributors and customers. There is mounting scientific evidence, as well as concern from the general public, that emissions of greenhouse gases and contributing human activities have caused and will continue to cause significant changes in global temperatures and weather patterns and increase the frequency or severity of storms and other weather events, extreme heat, hurricanes, wildfires and flooding. While such conditions cannot be predicted, if such conditions were to impact our manufacturing sites or otherwise alter production schedules, including those of our third-party suppliers of raw materials, our manufacturing equipment, or our distributors, we could experience a disruption in the supply of EXPAREL, ZILRETTA or iovera° to our customers and partners, or we could see an unfavorable impact on the cost or availability of our raw or packaging materials. Our manufacturing operations and those of our third-party suppliers may be more sensitive to climate-related disruptions than administrative or office functions due to their reliance on specialized facilities, utilities, water availability, transportation networks and controlled production environments. Disruptions to the operations of our customers could also adversely impact the demand for our products. Regulations in response to climate change could result in increased manufacturing costs associated with increased compliance and water and energy costs.
The measures that we have implemented that are intended to enhance the resilience of our operations and supply chain, including environmental compliance programs and business-continuity planning, may not be able to prevent or fully mitigate the adverse impacts of climate-related events or regulatory developments. We face both physical risks from climate change (such as extreme weather events, drought, wildfires or flooding affecting our manufacturing sites, contract manufacturers and distribution networks) and transition risks (such as evolving climate-related disclosure requirements, potential carbon-pricing regimes, changes in insurance markets and shifting customer and investor expectations). The effects of climate change, natural disasters such as earthquakes, wildfires, hurricanes, tornadoes, droughts, tsunamis or other adverse weather events and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including damage to our supply chain, such as availability of raw materials, increased manufacturing costs and disruptions to productivity of our manufacturing operations, changes in consumer preferences or spending priorities, and energy shortages, have in the past and could in the future harm or disrupt our operations or the operations of our vendors, other suppliers, or customers, or result in economic instability that may negatively impact our operating results and financial condition. Additionally, certain catastrophes may not be covered by our general insurance policies, which could result in significant unrecoverable losses. Many governmental and other regulatory bodies worldwide are enacting regulations to mitigate the impacts of climate change. If we, our suppliers, or others in our supply chain are required to comply with these laws and regulations, or if we choose to take additional voluntary steps to reduce or mitigate our impact on the climate, we may experience increased costs for energy, production, transportation and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, each of which could adversely impact our operations. In addition, inconsistent regulations among jurisdictions may also affect our cost to comply with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 72

industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change in the countries in which we operate.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 73

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
Uncertainty about current and future global economic conditions, inflation and tariffs may cause patients to defer or cancel medical procedures. Our financial success is sensitive to changes in general economic conditions, both globally and in specific markets, that may adversely affect the demand for our products including recessionary economic cycles, higher interest rates, higher fuel and other energy costs, increased labor costs, declines in asset values, inflation, the imposition of tariffs, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws, public health issues, or other economic factors, certain of which effects, including cost inflation and higher interest rates, we experienced in 2024 and 2025 and expect to continue to experience in 2026.
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
Rising international tariffs could materially and adversely affect our business and results of operations. The U.S. government may in the future pause, reimpose or increase tariffs and foreign governments have, and in the future may, impose retaliatory trade protection measures. We may be impacted by ongoing risks associated with global macroeconomic conditions, including international relations and trade disputes. For example, and most notably for us, the active pharmaceutical ingredient for both EXPAREL and ZILRETTA are sourced from outside the U.S. In July 2025, the U.S. and the E.U. agreed to a trade deal that sets a 15% tariff on most imports from the E.U.—including branded pharmaceuticals—and effectively exempts the E.U. from higher tariffs that may be imposed on pharmaceutical imports from other countries pursuant to a pending investigation of such imports under Section 232 of the Trade Expansion Act of 1962. In December 2025, the U.S. and
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 74

Switzerland reached a similar agreement, setting a 15% tariff on Swiss origin goods—including branded pharmaceuticals—and likewise exempting Switzerland from potential higher tariffs under the same Section 232 investigation. Pharmaceuticals imported from countries outside the E.U. and Switzerland may face higher tariffs, including tariffs that may be imposed pursuant to the pending Section 232 investigation. However, on February 20, 2026, the Supreme Court of the U.S. ruled against the country-specific tariffs, including the E.U. and Swiss specific tariffs mentioned above, imposed by U.S. President Donald Trump under his asserted executive authority. The Supreme Court held that the President did not have the authority under the International Emergency Economic Powers Act (“IEEPA”) to impose such tariffs, rendering them unlawful and no longer in effect. The Supreme Court ruling does not directly address whether, and if so how, the U.S. Government would go about returning any tariffs collected under these IEEPA tariffs. Following the Supreme Court’s ruling, President Trump implemented a blanket 10% ad valorem tariff on imports into the U.S. under Section 122, effective February 24, 2026. These tariffs are authorized to remain in effect for a period of up to 150 days. However, in an exemption list released by the White House on February 22, 2026, pharmaceuticals and pharmaceutical ingredients were excluded from the 10% ad valorem duties.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 75

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
Item 2.    Properties
We occupy three facilities totaling approximately 195,000 square feet at our Science Center Campus in San Diego, California. We use these facilities for R&D, manufacturing, general and administrative purposes and the storage of inventory and raw materials. Our manufacturing facility on this site where we produce EXPAREL and the handpieces for iovera° and our mixed-use R&D property leases both expire in June 2030 and our warehouse lease expires in August 2030.
In addition, we maintain two administrative, commercial and business development offices in the U.S.—one in Parsippany, New Jersey, where we occupy approximately 53,000 square feet under a lease expiring in March 2028 and one in Brisbane, California, where our principal executive offices and corporate headquarters are located. The Brisbane office is approximately 41,000 square feet and our lease expires in June 2036. We also lease an R&D lab and office space in Luckenwalde, Germany focused on our HCAd vector platform which consists of approximately 8,500 square feet under a lease expiring in November 2032.
We believe that our R&D facilities and manufacturing facilities at our Science Center Campus, Thermo Fisher and Amphenol sites (as discussed in Item 1—Business above) will be sufficient for our current commercial and pipeline development needs. We also may add new facilities or expand existing facilities as we add employees, expand our geographic markets and if demand for EXPAREL, ZILRETTA and iovera° increases and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.
Item 3.    Legal Proceedings
We are subject to legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. For information related to Item 3. Legal Proceedings, refer to Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
Item 4.    Mine Safety Disclosures
Not applicable.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 76

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed and traded under the ticker symbol “PCRX” on the Nasdaq Global Select Market. As of February 25, 2026, we had nine holders of record of our common stock. The number of record holders is based on the actual number of holders registered on the books of our transfer agent and does not reflect the substantially greater amount of holders of shares in “street name,” whose shares are held of record by banks, brokers and other financial institutions.
Performance Graph
The following graph and table shows the value of an investment of $100.00 made on December 31, 2020—the last trading day of 2020—in each of Pacira BioSciences, Inc. (PCRX), the Nasdaq Composite Index (^IXIC), the Nasdaq Biotechnology Index (^NBI) and the S&P Pharmaceuticals Select Index (^SPSIPH). The three indices included are for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of our common stock. All results assume the reinvestment of dividends, if any, and are calculated as of December 31st of each year. The historical stock price performance of our common stock and the indices shown in this performance graph is not necessarily indicative of future stock price performance.
Comparison of Five-Year Cumulative Total Returns Among
Pacira BioSciences, Inc., the Nasdaq Composite Index,
the Nasdaq Biotechnology Index and the S&P Pharmaceuticals Select Index

	Cumulative Total Return as of December 31,
	2020	2021	2022	2023	2024	2025
Pacira BioSciences, Inc. (PCRX)	$100.00	$100.55	$64.52	$56.38	$31.48	$43.25
Nasdaq Composite Index (^IXIC)	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Nasdaq Biotechnology Index (^NBI)	$100.00	$99.37	$88.53	$91.84	$90.58	$119.92
S&P Pharmaceuticals Select Index (^SPSIPH)	$100.00	$88.76	$78.82	$79.90	$82.47	$107.22
Dividend Policy
We have never declared or paid any dividends on our common stock. We currently intend to retain any future earnings to finance the future development and expansion of our business, and as such we do not expect to pay any dividends on our
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 77

common stock in the foreseeable future. The payment of any future dividends would be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in the agreements governing our indebtedness, provisions of applicable law and any other factors our board of directors deems relevant.
Purchases of Equity Securities by the Registrant
The following table provides information on our share repurchases during the quarter ended December 31, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1, 2025 – October 31, 2025	—	$—	—	$199,998,530
November 1, 2025 – November 30, 2025	768,164	$23.41	768,164	$182,014,229
December 1, 2025 –December 31, 2025	1,236,528	$25.89	1,236,528	$150,001,371
Total	2,004,692	$24.94	2,004,692	$150,001,371
(1) The average price paid per share excludes less than $0.1 million of broker fees and $1.0 million of excise tax incurred on share repurchases for the three months ended December 31, 2025. The remaining authorization outstanding for repurchases of common stock also excludes broker fees and the excise tax incurred.
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
Refer to Note 13, Stockholders’ Equity, to our consolidated financial statements included herein for more information on our share repurchases.

Item 6.    [Reserved]

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
This section of this Annual Report discusses year-to-year comparisons between 2025 and 2024, as well as other discussions of 2025 and 2024 items. We have omitted discussion of the year ended December 31, 2023 (the earliest of the three years covered by our consolidated financial statements presented in this Annual Report) as permitted by SEC regulations. The complete Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2024 and 2023 and other discussions of 2023 items can be found within Part II, Item 7, to our Annual Report for the year ended December 31, 2024, filed with the SEC on February 27, 2025, which is available on the SEC’s website at www.sec.gov and our corporate website at www.pacira.com. The foregoing reference to our corporate website is not intended to, nor shall it be deemed to, incorporate information on our corporate website into this Annual Report by reference, and the inclusion of our corporate website address in this Annual Report is an inactive textual reference only and is not intended to be an active link to our corporate website.

Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 78

Overview
Our stated corporate mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. We are also developing innovative interventions to address debilitating conditions involving the sympathetic nervous system, such as cardiac electrical storm, chronic pain and spasticity. Our long-acting, local analgesic EXPAREL® (bupivacaine liposome injectable suspension) utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is a long-acting, non-opioid option proven to manage postsurgical pain. EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us, and there is no product held by wholesalers. With the acquisition of Flexion Therapeutics, Inc. in November 2021 (the “Flexion Acquisition”), we acquired ZILRETTA® (triamcinolone acetonide extended-release injectable suspension), the first and only extended-release, intra-articular injectable therapy that can provide major relief for OA knee pain for three months and has the potential to become an alternative to hyaluronic acid, or HA, and platelet rich plasma, or PRP, injections or other early intervention treatments. With the acquisition of MyoScience, Inc. in April 2019 (the “MyoScience Acquisition”), we acquired iovera®°, a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and the iovera° system are highly complementary products as long-acting, non-opioid therapies that alleviate pain. We are also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee. PCRX-201 is the lead program from our HCAd vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, we acquired GQ Bio Therapeutics GmbH, a privately-held biopharmaceutical company (the “GQ Bio Acquisition”). PCRX-201 is the lead program from this platform.
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
Recent Highlights
•In January 2026, we announced the appointment of Samit Hirawat, M.D., to our board of directors. Dr. Hirawat brings with him more than 25 years of clinical development and industry expertise. This appointment increases the size of our board of directors to 10 members. Most recently, Dr. Hirawat served as Chief Medical Officer, Executive Vice President, and Head of Global Drug Development at Bristol Myers Squibb, where he oversaw its worldwide clinical development portfolio and advanced multiple transformative therapies across therapeutic areas. Dr. Hirawat was concurrently appointed to the Science and Technology Committee of our board of directors.
•In January 2026, we announced a partnership agreement with LG Chem designed to expand access to opioid-sparing postsurgical pain control for patients in select Asian-Pacific markets. Through this partnership, LG Chem has the exclusive rights to commercialize EXPAREL for postsurgical pain management in the region. Under the terms of the agreement, we received a $2.0 million upfront payment and will also receive a transfer price and tiered royalties on future commercial sales by LG Chem in its licensed territories. In addition, we will supply EXPAREL product and LG Chem will be responsible for securing regulatory approvals in the licensed territories. LG Chem plans to file for marketing authorizations in South Korea and Thailand in 2026.
•As part of our ongoing commitment to maximize shareholder value, in the fourth quarter of 2025, we repurchased 2.0 million shares of our common stock through open market transactions for $50.0 million (exclusive of broker fees and excise tax incurred) under our share repurchase program. For more information, see Note 13, Stockholders’ Equity, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 79

While there has been no material impact on our business related to tariffs to date, the current macroeconomic environment remains dynamic and subject to rapid and possibly material changes. For instance, the U.S. government may in the future pause, reimpose or increase tariffs and foreign governments have, and in the future may, impose retaliatory trade protection measures. Our business may be impacted by ongoing risks associated with global macroeconomic conditions, including international relations and trade disputes. For example, and most notably for us, the active pharmaceutical ingredient for both EXPAREL and ZILRETTA are sourced from outside the U.S. In July 2025, the U.S. and the E.U. agreed to a trade deal that sets a 15% tariff on most imports from the E.U.—including branded pharmaceuticals—and effectively exempts the E.U. from higher tariffs that may be imposed on pharmaceutical imports from other countries pursuant to a pending investigation of such imports under Section 232 of the Trade Expansion Act of 1962. In December 2025, the U.S. and Switzerland reached a similar agreement, setting a 15% tariff on Swiss origin goods—including branded pharmaceuticals—and likewise exempting Switzerland from potential higher tariffs under the same Section 232 investigation. Pharmaceuticals imported from countries outside the E.U. and Switzerland may face higher tariffs, including tariffs that may be imposed pursuant to the pending Section 232 investigation. However, on February 20, 2026, the Supreme Court of the U.S. ruled against the country-specific tariffs, including the E.U. and Swiss specific tariffs mentioned above, imposed by U.S. President Donald Trump under his asserted executive authority. The Supreme Court held that the President did not have the authority under IEEPA to impose such tariffs, rendering them unlawful and no longer in effect. The Supreme Court ruling does not directly address whether, and if so how, the U.S. Government would go about returning any tariffs collected under these IEEPA tariffs.
Following the Supreme Court’s ruling, President Trump implemented a blanket 10% ad valorem tariff on imports into the U.S. under Section 122, effective February 24, 2026. These tariffs are authorized to remain in effect for a period of up to 150 days. However, in an exemption list released by the White House on February 22, 2026, pharmaceuticals and pharmaceutical ingredients were excluded from the 10% ad valorem duties. Based on the ruling and subsequent executive actions, we do not expect any country-specific tariff impact on our pharmaceutical products at this time. Accordingly, while the trade and tariff landscape remains uncertain, we currently do not expect tariffs to have a material adverse impact on our business, financial condition, or results of operations. We will continue to monitor developments and assess any potential impact of the Supreme Court decision and related trade measures on our business and supply chain.
Such tariffs imposed by the U.S. and/or other countries that are currently in effect, or may take effect in the future, could increase our manufacturing and operating expenses in future periods, including the cost to deliver our products to commercial markets, the cost to source raw materials for the manufacturing of our products and the cost of materials used in our R&D activities. The imposition of future tariffs impacting our industry, the magnitude of response by other countries to such tariffs and the length of time such tariffs are in effect may also increase uncertainty and adversely impact our business.
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
The reduction impacted 71 employees or approximately 8% of our then-total workforce. As a result, during the year ended December 31, 2025, we recognized $3.7 million of employee termination benefit charges which consisted of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits. In 2025, we reserved $1.0 million of inventory and recognized $5.5 million of accelerated depreciation expense associated with the decommissioning of the 45-liter manufacturing assets.
This reduction in the workforce is subject to local regulatory requirements and the majority of these charges occurred in the third quarter of 2025. The reduction in the workforce is anticipated to lead to an annual reduction in operating expenses of approximately $13.0 million, which does not reflect the one-time expenses associated with the workforce reduction. In addition,
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 80

we may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur in connection with the workforce reduction.
For more information, see Note 6, Inventories, Note 7, Fixed Assets and Note 18, Contingent Consideration Gains, Acquisition-Related Expenses, Restructuring and Other, to our consolidated financial statements included herein.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
Revenues
Our net product sales are primarily within the U.S. and consist of EXPAREL, ZILRETTA, iovera° and sales of bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to the sale of bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Net product sales:
EXPAREL	$575,130	$548,962	5%
ZILRETTA	116,633	118,089	(1)%
iovera°	24,178	22,813	6%
Bupivacaine liposome injectable suspension	6,913	7,322	(6)%
Total net product sales	722,854	697,186	4%
Royalty revenue	3,557	3,780	(6)%
Total revenues	$726,411	$700,966	4%
EXPAREL revenue increased 5% in 2025 versus 2024. Components of the increase included a 6% increase in gross vial volume, which was partially offset by a shift in vial mix and decreases in net selling price per unit in 2025 versus 2024. The decrease in net selling price per unit relates to increases in sales-related allowances as a result of group purchasing organization (GPO) contracting, partially offset by a January 2025 price increase.
ZILRETTA revenue decreased 1% in 2025 versus 2024, primarily due to a 4% decrease in kit volume, partially offset by a 3% increase in net selling price per unit. The increase in net selling price per unit is related to two price increases in 2025, partially offset by higher gross-to-net adjustments.
Net product sales of iovera° increased 6% in 2025 versus 2024 primarily due to a 7% increase in Smart Tip volume.
Bupivacaine liposome injectable suspension revenue and its related royalties both decreased 6% in 2025 versus 2024, primarily due to the sales mix of vial sizes and the timing of orders placed by our partner for veterinary use.

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
The following table provides information regarding cost of goods sold and gross margin during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Cost of goods sold	$149,749	$170,428	(12)%
Gross margin	79%	76%
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 81

Gross margin increased three percentage points in 2025 versus 2024 primarily due to lower EXPAREL inventory reserves and improved ZILRETTA product costs due to higher volumes manufactured in order to enhance the level of inventory on hand, partially offset by accelerated depreciation of fixed assets impacted by the decommissioning of our 45-liter EXPAREL batch manufacturing suite at our Science Center Campus in San Diego, California (for more information, see Note 7, Fixed Assets, to our consolidated financial statements included herein).
Additionally, in April 2025, the U.S. District Court, District of Nevada, concluded we were no longer obligated to pay royalties to the Research Development Foundation, or RDF, for EXPAREL manufactured under our enhanced, larger-scale manufacturing process. As a result, during the year ended December 31, 2025, no royalty expense was incurred on net product sales of EXPAREL. For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements herein.

Research and Development Expenses
R&D expenses primarily consist of costs related to clinical trials and related outside services, product development and other R&D costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera°, clinical trials for PCRX-201 and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information and scientific communication expenses, expenses related to our IGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP. Additionally, as part of the GQ Bio Acquisition, expenses related to a key employee holdback are also included in R&D.
The following table provides a breakout of our R&D expenses during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Clinical and preclinical development	$52,861	$33,696	57%
Product development	44,233	30,803	44%
Regulatory and other	11,030	9,697	14%
Stock-based compensation	9,188	7,381	24%
Total research and development expense	$117,312	$81,577	44%
% of total revenue	16%	12%
Total R&D expense increased 44% in 2025 versus 2024.
Clinical and preclinical development expense increased 57% in 2025 versus 2024 due to site start-up expenses and the completed patient enrollment in Part A of our PCRX-201 Phase 2 ASCEND trial for knee OA, the ongoing enrollment in our ZILRETTA shoulder trial and an iovera° spasticity trial, as well as increased Investigator Initiated Trial (IIT) milestones achieved and additional personnel to support clinical initiatives. These increases were partially offset by the winding down and completion of an EXPAREL Phase 1 trial for intrathecal administration.
Product development expense increased 44% in 2025 versus 2024, primarily due to a $5.0 million upfront license agreement payment to AmacaThera Inc. for the development and commercialization of PCRX-2002, a long-acting, non-opioid analgesic ropivacaine for postsurgical pain control, as well as $3.2 million related to a key employee holdback. As part of the GQ Bio Acquisition, $7.8 million related to two employees’ payments will be recognized over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20% at each year’s respective anniversary of the GQ Bio Acquisition. Other increases include investing in our HCAd platform—primarily for the PCRX-201 program—and ZILRETTA development batches. These increases were partially offset by the completion of pre-commercial scale-up activities of our enhanced, larger-scale EXPAREL manufacturing capacity at our Science Center Campus in San Diego, California. This manufacturing suite was approved by the FDA in February 2024 and placed into service in July 2024.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 82

Regulatory and other R&D expenses increased 14% in 2025 versus 2024 due to increased publication activities which are largely health economics and outcome studies, as well as additional subjects enrolled in the IGOR registry study.
Stock-based compensation increased 24% in 2025 versus 2024 primarily due to increased R&D personnel as well as the shifting of our annual equity grant to the first quarter in 2025.

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
The following table provides information regarding selling, general and administrative expense during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Sales and marketing	$226,616	$172,015	32%
General and administrative	100,277	87,227	15%
Stock-based compensation	41,866	34,857	20%
Total selling, general and administrative expense	$368,759	$294,099	25%
% of total revenue	51%	42%
Total selling, general and administrative expense increased 25% in 2025 versus 2024.
Sales and marketing expense increased 32% in 2025 versus 2024, driven by investing in programs to drive awareness and education for our customers and enhancing our marketing, market access and reimbursement teams and value creation to strengthen our key commercial capabilities and expand EXPAREL utilization. We also expanded the size of our sales force in the second half of 2024 in order to better extend our reach on our commercial products.
General and administrative expense increased 15% in 2025 versus 2024 primarily driven by increased headcount in our business development and other administrative functions, as well as increased legal fees related to ongoing due diligence activities and licensing partnerships, partially offset by a recovery of legal expenses related to litigation pertaining to the MyoScience Acquisition in the first quarter of 2025. For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
Stock-based compensation increased 20% in 2025 versus 2024 primarily due to equity grants provided to new executive officers as well as the shifting of our annual equity grant to the first quarter starting in 2025.
In October 2025, we received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers—WhiteOak and Qilu—each advising that they had submitted an ANDA to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. In November 2025, we filed a patent infringement suit against WhiteOak and Qilu. As a result, we expect to incur additional legal costs to defend our intellectual property, although we cannot predict the extent of costs or the outcome of this matter at this time. For more information, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 83

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Amortization of acquired intangible assets	$57,288	$57,288	—%
As part of the Flexion Acquisition and the MyoScience Acquisition, we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein.

Goodwill Impairment
The following table provides a summary of goodwill impairments during the periods indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Goodwill impairment	$—	$163,243	(100)%
During the year ended December 31, 2024, the FDA approved a generic competitor to EXPAREL and a U.S. District Court ruled that one of our EXPAREL patents was not valid. Due to these events and a subsequent decrease in our common stock price, it was determined these qualitative factors indicated it was more likely than not that the fair value of goodwill may be less than its carrying value. Accordingly, we performed a quantitative assessment through a discounted cash flow model (or income approach), which resulted in the carrying value of the Company exceeding its fair value by more than the goodwill balance. As a result, the then-goodwill balance of $163.2 million was recorded as fully impaired during the year ended December 31, 2024.

Contingent Consideration Gains, Acquisition-related Expenses, Restructuring and Other
The following table provides a summary of the costs (gains) related to contingent consideration, restructuring charges, acquisition-related charges and other activities during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Contingent consideration gains	$(2,175)	$(4,457)	(51)%
Restructuring charges	3,674	8,532	(57)%
Acquisition-related expenses	2,895	1,462	98%
Legal settlement	7,000	—	N/A
Legal judgment	(23,148)	—	N/A
Impairment of acquired IPR&D	25,866	—	N/A
Loss on lease termination	—	2,165	(100)%
Total contingent consideration gains, acquisition-related expenses, restructuring and other	$14,112	$7,702	83%
In 2025 and 2024, we recognized contingent consideration gains of $2.2 million and $4.5 million, respectively, due to adjustments reflecting the probability of achieving the remaining Flexion sales-based milestones by December 31, 2030—the milestone expiration date, partially offset by revisions to our weighted average cost of capital and discount rates. For more information, see Note 12, Financial Instruments, to our consolidated financial statements included herein.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 84

In 2025, as a result of improving manufacturing efficiencies for EXPAREL, we decommissioned our 45-liter batch manufacturing suite and instituted a reduction in force at our Science Center Campus in San Diego, California. Our enhanced efficiencies are the result of our multi-year investment in two enhanced, large-scale 200+ liter EXPAREL batch manufacturing suites located in San Diego and Swindon, U.K. As a result, we recognized $3.7 million of employee termination benefit charges which consisted of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits.
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
In 2025, we recognized acquisition-related charges of $2.9 million, primarily related to third-party services and legal fees associated with the GQ Bio Acquisition. In 2024, we recognized acquisition-related charges of $1.5 million, primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition.
In 2025, we recognized legal settlement costs of $7.0 million related to the settlement of the patent infringement suits against the eVenus ANDA Filers in recognition of our expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations.
In 2025, we recognized a legal judgment of $23.1 million in other income upon receipt of a cash payment associated with the U.S. District Court for the District of Nevada issuing judgment declaring that RDF was required to repay us the royalties on EXPAREL sales that we previously paid under protest. In May and September 2025, RDF filed two notices of appeal. A consolidated appeal is pending.
In 2025, we recorded a $25.9 million in-process research and development (IPR&D) impairment associated with our ZILRETTA shoulder asset due to revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts, among other factors.
In 2024, we recognized a loss of $2.2 million associated with exiting a lease to a training center located in Houston, Texas.
For more information on these matters, see Note 4, GQ Bio Therapeutics Acquisition, Note 8, Leases, Note 9, Goodwill and Intangible Assets, Note 12, Financial Instruments, Note 18, Contingent Consideration Gains, Acquisition-related Expenses, Restructuring and Other and Note 20, Commitments and Contingencies to our consolidated financial statements included herein.

Other (Expense) Income, Net
The following table provides information regarding other income (expense), net during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Interest income	$22,732	$19,689	15%
Interest expense	(17,446)	(16,569)	5%
(Loss) gain on early extinguishment of debt	(983)	7,518	N/A
Other, net	(6,620)	(373)	100%+
Total other (expense) income, net	$(2,317)	$10,265	N/A
Total other expense, net was $2.3 million in 2025 versus total other income, net of $10.3 million in 2024.
Interest income increased 15% in 2025 versus 2024 primarily due to interest income of $5.3 million associated with the legal judgment surrounding the RDF proceeding, as well as interest realized on a GQ Bio note receivable investment we had made prior to the GQ Bio Acquisition. These increases were partially offset by lower interest rates and lower cash balances after repayment of the 2025 Notes (as defined below) and treasury stock repurchases. For more information on the RDF legal judgment, see Note 20, Commitments and Contingencies, to our consolidated financial statements included herein.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 85

The 5% increase in interest expense was primarily driven by the completion of a project that had incurred capitalized interest in the comparable period, as well as issuing the 2029 Notes (as defined below) in May 2024, partially offset by the August 2025 maturity of the 2025 Notes and entering into the lower interest rate Revolving Credit Facility in July 2025. For more information, see Note 11, Debt, to our consolidated financial statements herein.
In 2025, we recognized a $1.0 million loss on early extinguishment of debt in conjunction with the repayment of a credit agreement (the TLA Term Loan). In 2024, we recognized a $7.5 million gain on early extinguishment of debt in conjunction with the repurchase of $200.0 million aggregate principal of our 2025 Notes. The partial repurchase of the 2025 Notes was completed with our net proceeds from the issuance of the 2029 Notes. For more information, See Note 11, Debt, to our consolidated financial statements herein.
The $6.6 million other net loss during the year ended December 31, 2025 was primarily driven by an impairment of an equity investment and convertible note receivable totaling $11.0 million, partially offset by a realized gain associated with a previously acquired equity investment in GQ Bio that increased in fair value resulting from the GQ Bio Acquisition. For more information, see Note 4, GQ Bio Therapeutics Acquisition, and Note 12, Financial Instruments, to our consolidated financial statements included herein.

Income Tax Expense
The following table provides information regarding our income tax expense during the years indicated, including percent changes (dollar amounts in thousands):

	Year Ended December 31,		% Increase / (Decrease)
	2025	2024
Income (loss) before income taxes	$16,874	$(63,106)	N/A
Income tax expense	$9,840	$36,454	(73)%
Effective tax rate	58%	(58)%
We recorded income tax expense of $9.8 million and $36.5 million for the years ended December 31, 2025 and 2024, respectively.
The effective tax rate of 58% for the year ended December 31, 2025 differed from the U.S. statutory tax rate of 21% primarily due to costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by tax credits.
The effective tax rate of (58)% for the year ended December 31, 2024 differed from the U.S. statutory tax rate of 21% primarily due to non-deductible goodwill impairment charges and costs related to non-deductible executive compensation and stock-based compensation, mainly related to expired stock options.

Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, R&D and selling, general and administrative activities related to the development and commercialization of EXPAREL. We acquired ZILRETTA as part of the Flexion Acquisition in November 2021 and iovera° as part of the MyoScience Acquisition in April 2019. In addition, we acquired GQ Bio in February 2025 to further develop PCRX-201 and establish our HCAd platform. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock and product sales. As of December 31, 2025, we had an accumulated deficit of $199.3 million, cash and cash equivalents and available-for-sale investments of $238.4 million and working capital of $427.4 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 86

Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
Consolidated Statements of Cash Flows Data:	2025	2024
Net cash provided by (used in):
Operating activities	$151,994	$189,389
Investing activities	99,481	(83,276)
Financing activities	(369,627)	17,363
Effect of exchange rate changes on cash and cash equivalents	(77)	—
Net (decrease) increase in cash and cash equivalents	$(118,229)	$123,476
Operating Activities
In 2025, net cash provided by operating activities was $152.0 million compared to $189.4 million in 2024. The decrease of $37.4 million was attributable to increased operating expenses driven by investing in programs to drive awareness and education for our customers and enhance our marketing, market access and reimbursement teams. We also incurred increased clinical and preclinical expenses as we continue to invest in our pipeline development and made a higher investment in inventory. These were partially offset by receiving $28.3 million related to a legal judgment by the U.S. District Court for the District of Nevada in the RDF legal proceeding and improvements in gross margin.
See Note 20, Commitments and Contingencies, to our consolidated financial statements included herein for further discussion on the RDF matter.
Investing Activities
In 2025, net cash provided by investing activities was $99.5 million, which reflected $132.8 million of available-for-sale investment sales (net of purchases), partially offset by $16.7 million related to the cash consideration for the GQ Bio Acquisition (net of cash acquired) as well as $15.3 million primarily related to capital expenditures for manufacturing product fill lines.
In 2024, net cash used in investing activities was $83.3 million, which reflected $72.6 million of available-for-sale investment purchases (net of sales) and $10.6 million of capital expenditures for manufacturing product fill lines and our EXPAREL capacity expansion project at our Science Center Campus in San Diego, California.
Financing Activities
In 2025, net cash used in financing activities was $369.6 million, which primarily consisted of the $202.5 million maturity of the 2025 Notes; a $105.3 million repayment and extinguishment of the TLA Term Loan primarily funded by a $101.0 million Revolving Credit Facility draw, $10.0 million of which was subsequently repaid; $148.3 million in settled purchases of treasury stock under a new $300.0 million share repurchase program authorized by our board of directors in April 2025; as well as $5.6 million to withhold shares of common stock to cover employee tax withholding obligations upon the vesting of restricted stock units. There was also $2.8 million of proceeds from the issuance of common stock through our ESPP. See Note 11, Debt, to our consolidated financial statements included herein for further discussion on the maturity of the 2025 Notes, the TLA Term Loan and the Revolving Credit Facility.
In 2024, net cash provided by financing activities was $17.4 million, which primarily consisted of $287.5 million in proceeds from the issuance of the 2029 Notes. We used the majority of the proceeds from the 2029 Notes to make a partial repurchase of the 2025 Notes in the amount of $191.0 million, enter into a capped call transaction for $26.7 million, repurchase $25.0 million of treasury stock, and pay debt issuance and financing costs of $9.4 million. Additionally, we made $11.3 million of voluntary prepayments associated with the TLA Term Loan and paid the remaining $8.6 million of 3.375% convertible senior notes due 2024 assumed from the Flexion Acquisition (the “Flexion 2024 Notes”) upon their maturity. See Note 10, Debt, to our consolidated financial statements included herein for further discussion on the Flexion 2024 Notes, 2025 Notes, 2029 Notes, the capped call transaction and the TLA Term Loan. There was also $2.3 million of proceeds from the issuance of common stock through our ESPP.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 87

Equity Financings
From our inception in December 2006 through December 31, 2025, we have raised $344.5 million of net proceeds from the sale of common stock and other equity securities via public offerings.
Share Repurchase Program
In May 2024, we announced that our board of directors approved a share repurchase program, which has since been suspended and replaced (as discussed below), which authorized us to repurchase up to an aggregate of $150.0 million of our outstanding common stock. During the year ended December 31, 2024, concurrently with the pricing of the offering of the 2029 Notes, we entered into separate privately negotiated agreements with certain of the initial purchasers of the 2029 Notes or their respective affiliates and/or certain other financial institutions to repurchase 837,240 shares of our common stock for a total cost of $25.1 million, inclusive of $0.1 million of accrued excise tax.
In April 2025, we announced that our board of directors approved a new share repurchase program, which replaced the previously authorized share repurchase program and was effective immediately, which authorizes us to repurchase up to an aggregate of $300.0 million of our outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Exchange Act. The share repurchase program may be suspended or discontinued at any time by us and has an expiration date of December 31, 2026. During the year ended December 31, 2025, we repurchased 5,936,798 shares of our common stock through open market transactions for $151.4 million which included $0.1 million of broker fees and $1.3 million of accrued excise tax.
As of December 31, 2025, we had remaining authorization to repurchase approximately $150.0 million of our common stock, subject to restrictions under the Indenture.
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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement.
Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $91.0 million is outstanding as of December 31, 2025 after we made repayments of $10.0 million during the year ended December 31, 2025.
2028 Term Loan A Facility
On March 31, 2023, we entered into a credit agreement (as amended, the “TLA Credit Agreement”). The term loan issued under the TLA Credit Agreement (the “TLA Term Loan”) was issued at a 0.30% discount and provides for a single-advance term loan A facility in the principal amount of $150.0 million, which is secured by substantially all of our and any subsidiary guarantor’s assets.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 88

The TLA Term Loan was scheduled to mature on March 31, 2028 and the TLA Credit Agreement required quarterly repayments of principal in the amount of $2.8 million which commenced on June 30, 2023 and increased to $3.8 million on March 31, 2025, with an originally stated balloon payment of approximately $85.3 million due at maturity.
On July 3, 2025, we used a portion of the $300.0 million of Revolving Credit Facility to repay the remaining indebtedness outstanding under the TLA Credit Agreement, which consisted of $98.8 million and its final interest payment of $0.1 million, and terminated the TLA Credit Agreement. We did not incur any prepayment penalties or fees in connection with the termination of the TLA Credit Agreement. The prepayment resulted in a loss on early extinguishment of debt of approximately $1.0 million which was recognized during the year ended December 31, 2025. Prior to the TLA Credit Agreement extinguishment, we made voluntary principal prepayments of $6.6 million during the year ended December 31, 2025 and $11.3 million during the year ended December 31, 2024.See Note 11, Debt, to our consolidated financial statements included herein for further discussion.
2029 Convertible Senior Notes
In May 2024, we completed a private placement of $287.5 million in aggregate principal amount of its 2.125% convertible senior notes due 2029, or 2029 Notes, and entered into an indenture with Computershare Corporate Trust, National Association, or 2029 Indenture, with respect to the 2029 Notes. The 2029 Notes accrue interest at a fixed rate of 2.125% per year, payable semiannually in arrears on May 15th and November 15th of each year. The 2029 Notes mature on May 15, 2029.
At December 31, 2025, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 11, Debt, to our consolidated financial statements included herein for further discussion.
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
•the cost and timing of expanding and maintaining our manufacturing and administrative facilities and capabilities;
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 89

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
Contractual Obligations
We had one convertible senior note outstanding as of December 31, 2025, for which $287.5 million in aggregate principal amount is due on our 2029 Notes in May 2029. The remaining interest payments on our 2029 Notes is $21.2 million, of which $6.1 million is due in 2026. As of December 31, 2025, there is a contractually obligated principal payment of $287.5 million in 2029. Additionally, we had one revolving credit facility outstanding as of December 31, 2025, for which $91.0 million is outstanding as of December 31, 2025 and all of which is due in 2030.
In the normal course of business, we enter into various lease agreements for manufacturing, R&D and corporate activities, which are typically classified as operating leases under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases. As of December 31, 2025, we had net minimum commitments of $53.5 million, of which $12.8 million are due in 2026. As of December 31, 2025, we also entered into a lease for additional office space at our principal executive offices in Brisbane, California that will commence in 2026 and has net minimum commitments of $22.5 million, of which none is due in 2026. For more information, refer to Note 8, Leases, to our consolidated financial statements included herein.
In addition, we have approximately $37.2 million of minimum, non-cancelable contractual commitments for contract manufacturing services as of December 31, 2025, of which $19.5 million is due in 2026, $16.0 million is due in 2027 and the remaining $1.7 million is due in 2028. We have approximately $9.1 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2025, of which $3.1 million is due in each of 2026 and 2027, $1.7 million in 2028, and $0.6 million in each of 2028 and 2029. We had $8.3 million of other minimum, non-cancelable contractual commitments as of December 31, 2025, of which $6.3 million is due in 2026 $0.8 million in 2027, $0.7 million in 2028 and the remaining $0.5 million is due thereafter.
As part of the Flexion Acquisition, there are up to $372.3 million in potential payments if all regulatory and commercial milestones are met prior to December 31, 2030. For more information, see Note 12, Financial Instruments, to our consolidated financial statements included herein.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 90

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
The summary of activity with respect to our sales related allowances and accruals for the years ended December 31, 2025, 2024 and 2023 appears in Note 5, Revenue, to our consolidated financial statements included herein.
Contingent Consideration
Subsequent to an acquisition, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in the consolidated statements of operations as contingent consideration gains, acquisition-related expenses, restructuring and other. Changes in contingent consideration can result from changes in the assumed achievement and timing of estimated sales and regulatory approvals. In the absence of new information, changes in fair value reflect the impact of the passage of time towards the potential achievement of the milestones.
The following table includes the key assumptions used in the valuation of our contingent consideration milestones:

Assumption	Ranges Utilized as of December 31, 2025
Discount rates	7.3% to 7.5%
Probability of payment for remaining regulatory milestones	0%
The maximum remaining potential payments related to contingent consideration from the Flexion Acquisition is $372.3 million as of December 31, 2025. Changes to assumptions may result in a material impact to the calculated amounts. Additionally, the forecasted revenue annual growth rates are key assumptions in the contingent consideration valuations associated with our commercial milestones. The impact of a hypothetical 10 percent increase in the forecasted annual growth rates would have increased the value of our contingent consideration liability associated with the Flexion Acquisition as of December 31, 2025 by $6.9 million. The impact of a hypothetical 100 basis point increase in the discount rate would have reduced the value of our contingent consideration liability associated with the Flexion Acquisition as of December 31, 2025 by $0.3 million.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 91

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
In July 2024, the FDA approved a generic competitor to EXPAREL and in August 2024, a U.S. District Court ruled that one of our EXPAREL patents was not valid. We determined that these events, combined with a subsequent decrease in our common stock price, indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required us to perform a quantitative impairment test. This quantitative impairment test resulted in our carrying value exceeding the fair value of the Company by more than the goodwill balance. As a result, our then-goodwill balance of $163.2 million was fully impaired during the year ended December 31, 2024.
As of December 31, 2025, our goodwill balance was $20.2 million which arose from the GQ Bio Acquisition in February 2025.
For more information, see Note 9, Goodwill and Intangible Assets, to our consolidated financial statements included herein.
Recent Accounting Pronouncements
See Note 3, Recent Accounting Pronouncements, to our consolidated financial statements included herein for further discussion of recent accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have increased the fair value of our available-for-sale securities at December 31, 2025 by approximately $0.4 million.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of December 31, 2025, the estimated fair value of the 2029 Notes was $1,010 per $1,000 principal amount. See Note 11, Debt, to our consolidated financial statements included herein for further discussion of our 2029 Notes, which bears interest at a fixed rate. At December 31, 2025, all $287.5 million of principal remains outstanding on the 2029 Notes.
The Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. Each revolving loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to (i) a base rate, plus (ii) a spread based on our Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.25%. Each revolving loan borrowing which is a term benchmark borrowing or daily simple SOFR (as defined in the Credit Agreement) borrowing will bear interest at a rate per annum equal to (i) a forward-looking term rate based on SOFR or a rate determined by reference to the daily simple SOFR, plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.50% to 3.25%. Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $91.0 million is outstanding as of December 31, 2025. As of December 31, 2025, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.47%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $0.9 million based on the balance outstanding for these borrowings as of December 31, 2025.
We have agreements with certain vendors and partners that operate in foreign jurisdictions. The more significant transactions are primarily denominated in the U.S. Dollar, subject to an annual adjustment based on changes in currency exchange rates. While we conduct operations in Europe, we are subject to foreign currency risk which is not expected to be material.
Additionally, our accounts receivable are primarily concentrated with three large wholesalers of pharmaceutical products. In the event of non-performance or non-payment, there may be a material adverse impact on our financial condition, results of operations or net cash flow.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 92

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
Based on their evaluation as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon the results of the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 was audited by KPMG LLP, our independent registered public accounting firm, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2025, there have been no changes in our internal control over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
During the quarter ended December 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 93

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information required by this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is incorporated by reference into this report.

Item 11.    Executive Compensation
Information required by this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is incorporated by reference into this report.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Information required by this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is incorporated by reference into this report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is incorporated by reference into this report.

Item 14.    Principal Accountant Fees and Services
Information required by this item will be included in the proxy statement for our 2026 annual stockholders’ meeting and is incorporated by reference into this report.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 94

EXHIBIT INDEX

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
2.1	Agreement and Plan of Merger, dated March 4, 2019, by and among Pacira Pharmaceuticals, Inc., PS Merger, Inc., MyoScience, Inc., and Fortis Advisors LLC, as the securityholders’ representative. # †	8-K	2.1	3/5/2019
2.2	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Flexion Therapeutics, Inc., Pacira BioSciences, Inc. and Oyster Acquisition Company Inc.	8-K	2.1	10/12/2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	3.1	2/11/2011
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated April 9, 2019.	8-K	3.1	4/9/2019
3.3	Third Amended and Restated Bylaws.	8-K	3.1	3/14/2025
4.1	Specimen Certificate Evidencing Shares of Common Stock.	10-K	4.1	2/27/2025
4.2	Indenture (including form of 2.125% Convertible Senior Notes due 2029), dated May 14, 2024, between the Registrant and Computershare Corporate Trust, National Association, as trustee.	8-K	4.1	5/14/2024
4.3	Description of Securities.	10-K	4.3	2/21/2020
10.1	Amended and Restated 2011 Stock Incentive Plan.***	8-K	10.1	6/13/2025
10.2	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.***	8-K	10.3	6/4/2014
10.3	Form of Nonstatutory Stock Option Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.***	10-K	10.3	2/28/2022
10.4	Form of Nonstatutory Stock Option Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan for grants made on or after February 1, 2022.***	10-K	10.4	2/28/2022
10.5	Form of Restricted Stock Unit Award Agreement (Employees) under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.***	10-K	10.5	2/29/2024
10.6	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Amended and Restated 2011 Stock Incentive Plan for grants made prior to February 1, 2022.***	10-K	10.6	2/29/2024
10.7	Amended and Restated 2014 Inducement Plan.* ***
10.8	Form of Nonstatutory Stock Option Agreement under the Amended and Restated 2014 Inducement Plan.***	8-K	10.2	1/21/2025
10.9	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Inducement Plan.***	8-K	10.3	1/21/2025
10.10	Amended and Restated 2014 Employee Stock Purchase Plan.***	8-K	10.1	6/10/2022
10.11	Assignment Agreement, dated February 9, 1994, amended April 15, 2004, between the Registrant and Research Development Foundation.	S-1/A	10.4	12/3/2010
10.12	Stock Purchase Agreement, dated January 8, 2007, between SkyePharma, Inc. and the Registrant.	S-1/A	10.5	12/3/2010
10.13	Employment Agreement, dated December 20, 2023, by and between Pacira Pharmaceuticals, Inc. and Frank D. Lee.***	8-K	10.1	12/21/2023
10.14	Employment Agreement, dated October 21, 2024, by and between Pacira Pharmaceuticals, Inc. and Shawn M. Cross.***	10-K	10.18	2/27/2025
10.15	Employment Agreement, dated November 29, 2012, by and between Pacira Pharmaceuticals, Inc. and Kristen Williams.***	10-Q	10.2	4/30/2015
10.16	Amendment No. 1 to Employment Agreement, dated March 13, 2013, by and between Pacira Pharmaceuticals, Inc. and Kristen Williams.***	10-Q	10.3	4/30/2015
10.17	Amendment No. 2 to Employment Agreement, dated June 30, 2015, by and between Pacira Pharmaceuticals, Inc. and Kristen Williams.***	10-Q	10.5	7/30/2015
10.18	Amendment No. 3 to Employment Agreement, dated as of October 31, 2024, by and between Pacira Pharmaceuticals, Inc. and Kristen Williams.***	8-K	10.3	11/6/2024
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 95

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
10.19	Amended and Restated Executive Employment Agreement, dated as of November 4, 2024, by and between Pacira Pharmaceuticals, Inc. and Lauren Riker.***	8-K	10.4	11/6/2024
10.20	Executive Employment Agreement, dated May 4, 2020, by and between Pacira Pharmaceuticals, Inc. and Jonathan Slonin.***	10-Q	10.1	5/4/2022
10.21	Amendment No. 1 to Executive Employment, dated as of October 31, 2024, by and between Pacira Pharmaceuticals, Inc. and Jonathan Slonin.***	8-K	10.2	11/6/2024
10.22	Employment Agreement by and between Pacira Pharmaceuticals, Inc. and David Stack.***	S-1/A	10.21	12/3/2010
10.23	Amendment No. 1 to Executive Employment Agreement, dated March 13, 2013, by and between Pacira Pharmaceuticals, Inc. and David Stack.***	8-K	99.3	3/18/2013
10.24	Amendment No. 2 to Executive Employment Agreement, dated June 30, 2015, by and between Pacira Pharmaceuticals, Inc. and David Stack.***	10-Q	10.2	7/30/2015
10.25	Transition and Retirement Agreement, dated September 20, 2023, by and between Pacira Pharmaceuticals, Inc. and David Stack.***	8-K	10.1	9/26/2023
10.26	Executive Employment Agreement, dated May 2, 2016, by and between Pacira Pharmaceuticals, Inc. and Charles A. Reinhart, III.***	10-Q	10.1	8/4/2016
10.27	Executive Employment Agreement, dated June 17, 2019, by and between Pacira Pharmaceuticals, Inc. and Daryl Gaugler.***	10-Q	10.1	5/3/2023
10.28	Amendment No. 1 to Executive Employment Agreement, dated as of October 31, 2024, by and between Pacira Pharmaceuticals, Inc. and Daryl Gaugler.***	8-K	10.1	11/6/2024
10.29	Form of Indemnification Agreement between the Registrant and its directors and officers.***	10-K	10.22	2/29/2024
10.30	Commercial Outsourcing Services Agreement entered into as of February 26, 2024 by the Registrant and Integrated Commercialization Solutions, Inc.††	10-K	10.23	2/29/2024
10.31	Pacira BioSciences, Inc. Deferred Compensation Plan.***	8-K	10.1	6/11/2020
10.32	Amendment No. 1 to Pacira BioSciences, Inc. Deferred Compensation Plan.***	10-K	10.25	2/28/2023
10.33	Amendment No. 2 to Pacira BioSciences, Inc. Deferred Compensation Plan.***	10-K	10.30	2/27/2025
10.34	Pacira BioSciences, Inc. Long-Term Incentive Plan.***	10-K	10.31	2/27/2025
10.35	Strategic Co-Production Agreement dated April 4, 2014,by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.	10-Q	10.1	7/31/2014
10.36	Manufacturing and Supply Agreement dated April 4, 2014,by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.* ††
10.37	Technical Transfer and Service Agreement dated April 4, 2014, by and between by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.* ††
10.38	First Amendment to Manufacturing and Supply Agreement dated April 2, 2019 by and between Pacira Limited and Patheon UK Limited.†† ##	10-K	10.34	2/27/2025
10.39	Second Amendment to Manufacturing and Supply Agreement dated October 31, 2024 by and between Pacira Limited and Patheon UK Limited.†† ##	10-K	10.35	2/27/2025
10.40	First Amendment to Technical Transfer and Service Agreement dated November 15, 2016 by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.##	10-K	10.37	2/27/2025
10.41	Second Amendment to Technical Transfer and Service Agreement dated May 1, 2018 by and between Pacira Limited and Patheon UK Limited.†† ##	10-K	10.38	2/27/2025
10.42	Third Amendment to Technical Transfer and Service Agreement dated April 2, 2019 by and between Pacira Limited and Patheon UK Limited.†† ##	10-K	10.39	2/27/2025
10.43	Fourth Amendment to Technical Transfer and Service Agreement dated August 30, 2019 by and between Pacira Limited and Patheon UK Limited.†† ##	10-K	10.40	2/27/2025
10.44	Fifth Amendment to Technical Transfer and Service Agreement dated December 11, 2019 by and between Pacira Limited and Patheon UK Limited.†† ##	10-K	10.41	2/27/2025
10.45	Side Letter dated June 5, 2023, to the Manufacturing and Supply Agreement by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.††	10-K	10.2	8/2/2023
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 96

		Incorporation By Reference From
Exhibit Number	Description	Form	Exhibit	Date Filed
10.46	Manufacturing and Supply Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.* ††
10.47	First Amendment to Manufacturing and Supply Agreement dated May 8, 2019, between Flexion Therapeutics, Inc. and Patheon UK Limited.††	10-K	10.32	2/29/2024
10.48	Second Amendment to Manufacturing and Supply Agreement dated June 17, 2019, between Flexion Therapeutics, Inc. and Patheon UK Limited.††	10-K	10.33	2/29/2024
10.49	Third Amendment to Manufacturing and Supply Agreement dated December 1, 2023, by and between by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.††	10-K	10.34	2/29/2024
10.50	Technical Transfer and Service Agreement dated July 31, 2015, between Flexion Therapeutics, Inc. and Patheon UK Limited, as amended to date.* ††
10.51	Side Letter to the Manufacturing and Supply Agreement between Flexion Therapeutics, Inc. and Patheon UK Limited, dated as of April 8, 2020.††	10-K	10.38	2/28/2022
10.52	Contingent Value Right Agreement, dated as of November 19, 2021, by and between the Registrant and American Stock Transfer & Trust Company, LLC.	8-K	10.1	11/19/2021
10.53	Credit Agreement, dated as of July 3, 2025, by and among the Registrant., the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank.##	8-K	10.1	7/7/2025
10.54	Settlement Agreement, dated April 7, 2025, by and between Pacira BioSciences, Inc. and Pacira Pharmaceuticals, Inc. with Fresenius Kabi USA, LLC, eVenus Pharmaceutical Laboratories Inc., and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (f/k/a Jiangsu Hengrui Medicine Co., Ltd.).†† ##	10-Q	10.1	5/8/2025
10.55	Form of Capped Call Transaction Confirmation.	8-K	10.1	5/14/2024
19	Pacira BioSciences, Inc. Insider Trading Policy.	10-K	19	2/27/2025
21.1	Subsidiaries of the Registrant.*
23.1	Consent of KPMG LLP.*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Incentive Compensation Recovery Policy.***	10-K	97	2/29/2024

101.INS*	Inline XBRL Instance Document.*
101.SCH*	Inline XBRL Taxonomy Schema Document.*
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 97

*	Filed herewith.
**	Furnished herewith.
***	Denotes management contract or compensatory plan or arrangement.
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

Item 16.    Form 10-K Summary
None.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 98

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. /s/ FRANK D. LEE
Date:	February 26, 2026	By:	Frank D. Lee Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 26, 2026.

Principal Executive Officer	Directors

/s/ FRANK D. LEE	/s/ MARCELO BIGAL	/s/ ABRAHAM CEESAY
Frank D. Lee	Marcelo Bigal	Abraham Ceesay
Chief Executive Officer and Director
	/s/ CHRISTOPHER J. CHRISTIE	/s/ MARK FROIMSON
Principal Financial Officer	Christopher J. Christie	Mark Froimson

/s/ SHAWN M. CROSS	/s/ SAMIT HIRAWAT	/s/ MARK KRONENFELD
Shawn M. Cross	Samit Hirawat	Mark Kronenfeld
Chief Financial Officer
	/s/ MICHAEL YANG	/s/ ALETHIA YOUNG
Principal Accounting Officer	Michael Yang	Alethia Young

/s/ LAUREN RIKER	/s/ LAURA BREGE
Lauren Riker	Laura Brege
Senior Vice President, Finance	Chair of the Board of Directors
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | 99

PACIRA BIOSCIENCES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Pacira BioSciences, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Pacira BioSciences, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-2

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
Fair value measurement of the contingent consideration liability associated with the acquisition of Flexion
As discussed in Notes 2 and 12 to the consolidated financial statements, the Company recognized a contingent consideration liability at its estimated fair value on the acquisition date, in connection with the acquisition of Flexion Therapeutics, Inc. (Flexion). Subsequent changes to the fair value of the contingent consideration liability are recorded in the consolidated statement of operations in the period of change. The Company estimates the fair value using a Monte Carlo simulation. The fair value of the Flexion contingent consideration as of December 31, 2025 was $18.1 million.
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
Evaluation of the impairment of the ZILRETTA in-process research & development intangible
As discussed in Notes 2 and 9 to the consolidated financial statements, the Company reviews its indefinite-lived intangible assets for impairment annually and whenever an event or change in circumstances arises that indicates the carrying amount of the indefinite-lived intangible asset is at risk of not being recoverable. During the three months ended September 30, 2025, the Company determined the fair value of the ZILRETTA acquired in-process research and development (IPR&D) may be at risk of impairment due to revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts. The Company conducted an impairment assessment comparing carrying value against the fair value estimated using a discounted cash flow model. An impairment of $25.9 million was recognized during 2025. We identified the evaluation of the impairment of the ZILRETTA IPR&D intangible asset as a critical audit matter. Subjective auditor judgment was required to evaluate the fair value of the ZILRETTA IPR&D intangible asset due to the high degree of subjectivity in the key assumptions used. The key assumptions included forecasted revenue and the discount rate, as the fair value of the intangible asset was sensitive to changes in these assumptions. Changes in the key assumptions could have a significant impact on the fair value of this intangible asset and the impairment recorded. In addition, the audit effort associated with the evaluation of the Company’s discount rate involved the use of valuation professionals with specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process used to determine the fair value of the ZILRETTA IPR&D intangible asset. This included controls related to the development of the key assumptions. We evaluated the forecasted revenue used by the Company to determine fair value, by comparing the underlying elements of the forecasted revenue assumptions to industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in developing an independent estimate of the discount rate using inputs from publicly available market data and comparing the results to the Company's discount rate assumption.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Short Hills, New Jersey
February 26, 2026
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-3

PACIRA BIOSCIENCES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$158,545	$276,774
Short-term available-for-sale investments	79,879	207,841
Accounts receivable, net	124,069	113,304
Inventories, net	152,863	125,282
Prepaid expenses and other current assets	32,618	21,929
Total current assets	547,974	745,130
Fixed assets, net	140,690	167,169
Right-of-use assets, net	41,777	49,222
Goodwill	20,214	—
Intangible assets, net	368,100	425,970
Deferred tax assets	123,854	130,376
Investments and other assets	22,308	35,649
Total assets	$1,264,917	$1,553,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,150	$19,133
Accrued expenses	95,601	80,124
Lease liabilities	9,839	8,887
Current portion of long-term debt, net	—	201,776
Total current liabilities	120,590	309,920
Long-term debt, net	372,189	383,545
Lease liabilities	36,176	44,645
Contingent consideration	18,066	20,241
Deferred tax liabilities	4,213	—
Other liabilities	20,572	16,817
Total liabilities	571,806	775,168
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 47,890,777 shares issued and 41,116,739 shares outstanding at December 31, 2025 and 47,077,844 shares issued and 46,240,604 shares outstanding at December 31, 2024	48	47
Treasury stock, at cost, inclusive of excise tax and broker fees, 6,774,038 and 837,240 shares at December 31, 2025 and 2024, respectively	(176,565)	(25,121)
Additional paid-in capital	1,064,623	1,009,435
Accumulated deficit	(199,322)	(206,356)
Accumulated other comprehensive income	4,327	343
Total stockholders’ equity	693,111	778,348
Total liabilities and stockholders’ equity	$1,264,917	$1,553,516
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-4

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net product sales	$722,854	$697,186	$672,245
Royalty revenue	3,557	3,780	2,733
Total revenues	726,411	700,966	674,978
Operating expenses:
Cost of goods sold	149,749	170,428	184,669
Research and development	117,312	81,577	76,257
Selling, general and administrative	368,759	294,099	269,441
Amortization of acquired intangible assets	57,288	57,288	57,288
Goodwill impairment	—	163,243	—
Contingent consideration gains, acquisition-related expenses, restructuring and other	14,112	7,702	(352)
Total operating expenses	707,220	774,337	587,303
Income (loss) from operations	19,191	(73,371)	87,675
Other income (expense):
Interest income	22,732	19,689	11,444
Interest expense	(17,446)	(16,569)	(20,306)
(Loss) gain on early extinguishment of debt	(983)	7,518	(16,926)
Other, net	(6,620)	(373)	(186)
Total other (expense) income, net	(2,317)	10,265	(25,974)
Income (loss) before income taxes	16,874	(63,106)	61,701
Income tax expense	(9,840)	(36,454)	(19,746)
Net income (loss)	$7,034	$(99,560)	$41,955

Net income (loss) per share:
Basic net income (loss) per common share	$0.16	$(2.15)	$0.91
Diluted net income (loss) per common share	$0.16	$(2.15)	$0.89
Weighted average common shares outstanding:
Basic	44,566	46,245	46,222
Diluted	45,042	46,245	51,979
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-5

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$7,034	$(99,560)	$41,955
Other comprehensive income (loss):
Net unrealized (loss) gain on investments, net of tax	(93)	66	647
Foreign currency translation adjustments	4,077	30	(20)
Total other comprehensive income	3,984	96	627
Comprehensive income (loss)	$11,018	$(99,464)	$42,582
See accompanying notes to consolidated financial statements
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-6

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(In thousands)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Common Shares	Treasury Shares	Common Stock	Treasury Stock
Balance at December 31, 2022	45,928	—	$46	$—	$924,095	$(148,751)	$(380)	$775,010
Exercise of stock options	63	—	—	—	1,939	—	—	1,939
Vested restricted stock units	404	—	—	—	(1)	—	—	(1)
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(4)	—	—	—	(106)	—	—	(106)
Common stock issued under employee stock purchase plan	90	—	—	—	2,811	—	—	2,811
Stock-based compensation	—	—	—	—	47,895	—	—	47,895
Other comprehensive income (Note 13)	—	—	—	—	—	—	627	627
Net income	—	—	—	—	—	41,955	—	41,955
Balance at December 31, 2023	46,481	—	46	—	976,633	(106,796)	247	870,130
Vested restricted stock units	501	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(19)	—	—	—	(491)	—	—	(491)
Common stock issued under employee stock purchase plan	115	—	—	—	2,298	—	—	2,298
Stock-based compensation	—	—	—	—	51,171	—	—	51,171
Purchase of treasury stock, inclusive of excise tax	—	(837)	—	(25,121)	—	—	—	(25,121)
Purchase of capped call transaction, net of tax	—	—	—	—	(20,176)	—	—	(20,176)
Other comprehensive income (Note 13)	—	—	—	—	—	—	96	96
Net loss	—	—	—	—	—	(99,560)	—	(99,560)
Balance at December 31, 2024	47,078	(837)	47	(25,121)	1,009,435	(206,356)	343	778,348
Exercise of stock options	31	—	—	—	502	—	—	502
Vested restricted stock units	836	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(217)	—	—	—	(5,617)	—	—	(5,617)
Common stock issued under employee stock purchase plan	163	—	—	—	2,801	—	—	2,801
Stock-based compensation	—	—	—	—	57,502	—	—	57,502
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(5,937)	—	(151,444)	—	—	—	(151,444)
Other comprehensive income (Note 13)	—	—	—	—	—	—	3,984	3,984
Net income	—	—	—	—	—	7,034	—	7,034
Balance at December 31, 2025	47,891	(6,774)	$48	$(176,565)	$1,064,623	$(199,322)	$4,327	$693,111
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-7

PACIRA BIOSCIENCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$7,034	$(99,560)	$41,955
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	163,243	—
Indefinite-lived intangible asset impairment	25,866	—	—
Investment impairment	11,000	—	—
Loss on lease terminations	—	2,165	—
Deferred taxes	6,477	20,621	15,615
Depreciation of fixed assets and amortization of intangible assets	91,023	78,785	75,574
Amortization of debt issuance costs and debt discount	2,997	3,222	3,748
Loss (gain) on early extinguishment of debt	983	(7,518)	16,926
Stock-based compensation	57,502	51,171	47,895
Changes in contingent consideration	(2,175)	(4,457)	(3,424)
Net accretion of discount on available-for-sale investments	(4,927)	(7,421)	(4,576)
Other net (gains) losses	(5,520)	236	2,137
Changes in operating assets and liabilities:
Accounts receivable, net	(10,742)	(7,748)	(7,159)
Inventories, net	(27,567)	(20,929)	(8,290)
Prepaid expenses and other assets	(1,212)	61	(5,063)
Accounts payable	(5,598)	3,084	916
Accrued expenses and other liabilities	6,853	14,434	(21,605)
Net cash provided by operating activities	151,994	189,389	154,649
Investing activities:
Acquisition of GQ Bio Therapeutics GmbH (net of cash acquired)	(16,702)	—	—
Purchases of fixed assets	(15,333)	(10,636)	(15,161)
Purchases of available-for-sale investments	(141,041)	(252,212)	(137,608)
Sales of available-for-sale investments	273,807	179,572	237,068
Purchases of debt and equity investments	(1,250)	—	(6,758)
Net cash provided by (used in) investing activities	99,481	(83,276)	77,541
Financing activities:
Proceeds from exercises of stock options	502	—	1,939
Proceeds from shares issued under employee stock purchase plan	2,801	2,298	2,811
Payment of employee withholding taxes on restricted stock unit vests	(5,617)	(491)	(106)
Purchase of treasury stock, inclusive of broker fees	(148,328)	(25,000)	—
Proceeds from Revolving Credit Facility	101,000	—	—
Proceeds from 2029 convertible senior notes	—	287,500	—
Proceeds from Term loan A facility	—	—	149,550
Repayment of 2024 convertible senior notes	—	(8,641)	—
Repayment of 2025 convertible senior notes	(202,487)	(190,994)	—
Repayment of Term loan B facility	—	—	(296,875)
Repayment of Term loan A facility	(105,312)	(11,250)	(33,437)
Repayment of Revolving Credit Facility	(10,000)	—	—
Purchase of capped call transactions	—	(26,709)	—
Debt extinguishment costs	—	—	(5,750)
Payment of debt issuance and financing costs	(2,186)	(9,350)	(1,163)
Net cash (used in) provided by financing activities	(369,627)	17,363	(183,031)
Effect of exchange rate changes on cash and cash equivalents	(77)	—	—
Net (decrease) increase in cash and cash equivalents	(118,229)	123,476	49,159
Cash and cash equivalents, beginning of year	276,774	153,298	104,139
Cash and cash equivalents, end of year	$158,545	$276,774	$153,298
See accompanying notes to consolidated financial statements.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-8

PACIRA BIOSCIENCES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands)
	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$15,235	$15,418	$27,635

Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$1,468	$5,565	$1,982
Share repurchases included in accrued liabilities	$1,792	$—	$—
Excise tax on share repurchases included in accrued liabilities	$1,324	$121	$—
See accompanying notes to consolidated financial statements.

Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-9

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) deliver innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged six years and older, and postsurgical regional analgesia via an interscalene brachial plexus block in adults, a sciatic nerve block in the popliteal fossa in adults, and an adductor canal block in adults for postsurgical pain management (the safety and effectiveness of EXPAREL have not been established to produce postsurgical regional analgesia via other nerve blocks other than an interscalene brachial plexus nerve block, a sciatic nerve block in the popliteal fossa, and an adductor canal block). In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera®° to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience, (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve. The Company is also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee. PCRX-201 is the lead program from the Company’s proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, the Company acquired the remaining 81 percent equity interest in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portfolio of HCAd-based assets and research and development talent. For more information on the GQ Bio Acquisition, see Note 4, GQ Bio Therapeutics Acquisition.
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
Revenue From Contracts With Customers
The Company’s net product sales are primarily within the U.S. and consist of EXPAREL, ZILRETTA, iovera° and sales of bupivacaine liposome injectable suspension for veterinary use. See Note 5, Revenue, for further information on the Company’s accounting policies related to revenue from contracts with customers.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-10

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Royalty Revenue
Royalties are estimated and recognized as revenue when sales to the Company’s commercial partners occur, unless some constraint exists, as the royalties predominately relate to the supply of product. Royalty revenues are related to a collaborative licensing agreement from the sale of the Company’s bupivacaine liposome injectable suspension product for veterinary use.
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
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Year Ended December 31,
	2025	2024	2023
Largest wholesaler	31%	34%	33%
Second largest wholesaler	26%	23%	24%
Third largest wholesaler	22%	20%	20%
Total	79%	77%	77%
Revenue from outside the U.S. accounted for less than 1% of the Company’s total revenue for each of the years ended December 31, 2025, 2024 and 2023.
Research and Development Expenses
Research and development, or R&D, expenditures are expensed as incurred. These include both internal and external costs, of which a significant portion of development activities are outsourced to third parties, including contract research organizations, or CROs. Clinical trial costs are accrued over the service periods specified in contracts and adjusted as necessary based on an ongoing review of the level of effort and actual costs incurred by the CROs. R&D costs are presented net of any reimbursements from commercial partners. Additionally, as part of the GQ Bio Acquisition, expenses related to a key employee holdback are also included in R&D.
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
With regard to uncertain tax positions, it is the Company’s policy to provide for tax and related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. To the extent the Company prevails in matters for which a liability for an unrecognized tax benefit is established, the statute of limitations expires for a tax jurisdiction year or the Company is required to pay amounts in excess of the liability, its effective tax rate in a given financial statement period may be affected.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-11

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
Cash and Cash Equivalents
All highly liquid investments with maturities of 90 days or less when purchased are considered cash equivalents. Cash equivalents include money market funds. As of December 31, 2025, the carrying value of the Company’s money market funds was $120.7 million. As of December 31, 2024, the carrying value of money market funds was $269.4 million. The carrying values approximate fair value as of December 31, 2025 and 2024.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-12

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
The Company has elected to net the reduction in the carrying amount of its ROU assets and the reduction of the lease liability principal in other liabilities in the consolidated statement of cash flows.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-13

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-14

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
Potential common shares associated with convertible senior notes in which the principal can be repaid in either cash or common shares are treated under the if-converted method and adjustments are made to the diluted net income (loss) per common share calculation as if the Company had converted the convertible senior notes on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible senior notes on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period. The if-converted method does not apply to convertible senior notes which require that the principal must be repaid in cash. Instead, only the premium, if any, would be impacted by the if-converted method.
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
Foreign Currencies
The balance sheet accounts of the Company’s foreign subsidiaries with functional currencies other than the U.S. Dollar are translated using the exchange rate at each respective balance sheet date. Revenues and expenses are translated using the average exchange rates for each calendar month during the year. Translation adjustments are recorded as a component of accumulated other comprehensive income in the consolidated financial statements. Gains or losses from foreign currency exchanges are recorded in other, net in the consolidated statements of operations, whereas the overall effect of exchange rate changes to net assets are reflected on their own line item as a component of the Company’s net (decrease) increase in cash and cash equivalents.
NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The ASU amendment addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted the standard for its annual reporting which was applied on a prospective basis. Refer to Note 16, Income Taxes, for more information.
Recently Issued Accounting Pronouncements Not Adopted as of December 31, 2025
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU amendment improves financial reporting by requiring public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU’s amendments are effective for annual reporting periods beginning after December 31, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. This ASU amendment can be applied on a prospective basis or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statement disclosures.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-15

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities. The ASU provides the recognition requirements for a government grant received, including guidance for grants related to an asset and grants related to income. The amendments introduce two permitted approaches for asset-related grants: a deferred income approach or a cost accumulation approach. The guidance is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. This ASU provides for adoption either on a modified prospective, modified retrospective, or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-10 on its consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures and establishing a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU will be effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with the option to early adopt at any time prior to the effective date and should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements.
NOTE 4—GQ BIO THERAPEUTICS ACQUISITION
On February 27, 2025, Pacira Therapeutics, Inc., a wholly-owned subsidiary of the Company, executed a securities purchase agreement to acquire the remaining 81% of GQ Bio for $30.6 million, net of working capital adjustments. Prior to the GQ Bio Acquisition, the Company owned approximately 19% of GQ Bio.
Included in the securities purchase agreement is $7.8 million related to two employees’ payments to be recognized and paid over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20% at each year’s respective anniversary. During the year ended December 31, 2025, the Company recognized key employee holdback expenses of $3.2 million. The key employee holdback is subject to continued employment, and therefore the accrued payments are recognized as R&D expense within the consolidated statements of operations.
GQ Bio was a privately-held biopharmaceutical company with a novel, high-capacity, local-delivery platform that makes genetic medicines more efficient and enables the use of large and multiple gene constructs. PCRX-201 is the lead program from this platform. By acquiring GQ Bio, the Company benefits from further developing PCRX-201, recognizes cost savings associated with no longer being obligated to make milestone and royalty payments to GQ Bio, as well as establishing an R&D engine with a dedicated workforce focused on this next-generation of genetic medicine and acquiring a portfolio of preclinical assets utilizing GQ Bio’s HCAd gene therapy vector platform and assets with disease-modifying potential in prevalent musculoskeletal diseases.
The following table reconciles the purchase price for the remaining 81% ownership to the total fair value of the GQ Bio Acquisition (in thousands):

Fair Value of Purchase Price Consideration	Amount
Cash consideration paid at closing	$17,604
Indemnification holdback	6,335
Cash payment of GQ Bio Acquisition transaction expenses	915
Settlement of previously invested note receivable	5,322
Settlement of pre-existing receivable	442
Purchase price consideration of 81% of GQ Bio	30,618
Prior 19% equity investment ownership of GQ Bio realized upon business combination	8,316
Total fair value of the GQ Bio Acquisition	$38,934
The Company accounted for the GQ Bio Acquisition using the acquisition method of accounting and, accordingly, has included the assets acquired, liabilities assumed and results of operations in its consolidated financial statements from the acquisition date of February 27, 2025. A $6.3 million indemnification holdback established for potential unidentified liabilities will be settled within 18 months from the acquisition date. In conjunction with the GQ Bio Acquisition, the settlement of the
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-16

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Company’s prior equity investment and notes receivable in GQ Bio were part of the fair value of consideration exchanged. See Note 12, Financial Instruments, for additional information.
The final allocation of the consideration transferred to the assets acquired and the liabilities assumed has been completed. The following tables set forth the allocation of the GQ Bio Acquisition purchase price to the estimated fair value of the net assets acquired at the acquisition date (in thousands):

	Amounts Recognized at the Acquisition Date (as Previously Reported) (a)	Measurement Period Adjustments (b)	Amounts Recognized (as Adjusted)
ASSETS ACQUIRED
Cash and cash equivalents	$1,884	$—	$1,884
Accounts receivable	900	—	900
Prepaid expenses and other assets	120	376	496
Fixed assets	364	—	364
Right-of-use assets	1,374	—	1,374
In-process research and development (IPR&D)	22,500	—	22,500
Other noncurrent assets	56	—	56
Total assets	$27,198	$376	$27,574
LIABILITIES ASSUMED
Accounts payable	$1,037	$70	$1,107
Accrued expenses	91	191	282
Lease liabilities	1,374	—	1,374
Deferred tax liability	6,750	(2,934)	3,816
Other liabilities	49	—	49
Total liabilities	9,301	(2,673)	6,628
Total identifiable net assets acquired	17,897	3,049	20,946
Goodwill	20,763	(2,775)	17,988
Total fair value of the GQ Bio Acquisition	$38,660	$274	$38,934
(a) As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025.
(b) Represents an adjustment to a deferred tax liability and unrecorded prepaid expenses and liabilities related to pre-acquisition expenses that were either serviced or paid by the Company in 2025.
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
The excess of the purchase price over the fair value of identifiable net assets acquired represents goodwill. This goodwill is primarily attributable to the value in establishing an R&D engine focused on supporting products akin to PCRX-201, assembling a dedicated workforce within a niche industry, obtained preclinical assets, as well as the synergies of merging operations. The acquired goodwill and IPR&D intangible asset are not deductible for tax purposes. During the year ended December 31, 2025, the acquired GQ Bio did not earn any revenue post-acquisition as a subsidiary of the Company.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-17

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 5—REVENUE
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
The following table provides a summary of activity with respect to the Company’s sales related allowances and accruals related to EXPAREL and ZILRETTA for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Returns Allowances	Prompt Payment Discounts	Service Fees	Volume Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2022	$1,691	$1,187	$3,193	$5,452	$786	$12,309
Provision	1,335	11,970	18,129	92,009	2,176	125,619
Payments	(1,158)	(11,849)	(17,625)	(91,591)	(1,787)	(124,010)
Balance at December 31, 2023	1,868	1,308	3,697	5,870	1,175	13,918
Provision	2,260	12,697	21,022	115,087	2,155	153,221
Payments	(2,528)	(12,697)	(19,844)	(116,094)	(1,623)	(152,786)
Balance at December 31, 2024	1,600	1,308	4,875	4,863	1,707	14,353
Provision	1,293	14,367	24,947	164,098	3,710	208,415
Payments	(734)	(14,101)	(24,801)	(162,567)	(3,698)	(205,901)
Balance at December 31, 2025	$2,159	$1,574	$5,021	$6,394	$1,719	$16,867
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-18

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net product sales:
EXPAREL	$575,130	$548,962	$538,120
ZILRETTA	116,633	118,089	111,098
iovera°	24,178	22,813	19,685
Bupivacaine liposome injectable suspension	6,913	7,322	3,342
Total net product sales	$722,854	$697,186	$672,245
NOTE 6—INVENTORIES
The components of inventories, net are as follows (in thousands):

	December 31,
	2025	2024
Raw materials	$43,335	$50,800
Work-in-process	28,201	27,384
Finished goods	81,327	47,098
Total	$152,863	$125,282
In July 2025, the Company announced it decommissioned its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California, and reduced its workforce accordingly. As a result, the Company recognized $1.0 million of impaired raw materials related to that equipment during the year ended December 31, 2025.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-19

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 7—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	December 31,
	2025	2024
Machinery and equipment	$163,144	$160,643
Leasehold improvements	77,450	86,034
Computer equipment and software	26,187	23,473
Office furniture and equipment	2,127	1,952
Construction in progress	9,485	27,996
Total	278,393	300,098
Less: accumulated depreciation	(137,703)	(132,929)
Fixed assets, net	$140,690	$167,169

For information on useful lives by asset category, refer to Note 2, Summary of Significant Accounting Policies.
Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $33.7 million, $21.5 million and $18.3 million, respectively.
As a result of the decommissioned 45-liter EXPAREL batch manufacturing suite, the Company recognized $5.5 million of accelerated depreciation and disposed of $27.3 million of fully-depreciated leasehold improvements, machinery and equipment and, to a lesser extent, computer equipment and software during the year ended December 31, 2025. The Company continues to operate its 200-liter EXPAREL batch manufacturing suite at the same facility.
During the years ended December 31, 2025, 2024 and 2023, the Company capitalized interest on the construction of manufacturing sites of $0.1 million, $2.1 million and $3.5 million, respectively.
As of December 31, 2025 and 2024, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located outside of the U.S. in the amount of $41.9 million and $51.1 million, respectively.
As of December 31, 2025 and 2024, the Company had AROs of $3.9 million and $4.2 million, respectively, included in accrued expenses and other liabilities on its consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of their lease agreements.
NOTE 8—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing facility at its Science Center Campus in San Diego, California. In April 2025, the Company moved its principal executive offices and corporate headquarters to Brisbane, California. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services, or Thermo Fisher, for the use of their manufacturing facility in Swindon, U.K. for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees have been allocated to the lease components based on a relative fair value basis. As part of the GQ Bio Acquisition in February 2025, the Company’s European offices were assumed and include an R&D lab and offices in Luckenwalde, Germany.
Since July 2022 and February 2023, the Company had recognized sublease income for laboratory space leased in Woburn, Massachusetts and a portion of office space leased in Burlington, Massachusetts, respectively, from leases that were assumed as part of the Flexion Acquisition. In February 2024, the lease and sublease term concluded for the laboratory space in Woburn, Massachusetts. In April 2025, the lease and sublease term concluded for the office space in Burlington, Massachusetts.
In December 2024, the Company exited a lease for a training facility in Houston, Texas. The Company recognized a loss of $2.2 million during the year ended December 31, 2024 associated with exiting the lease, which was recorded within contingent consideration gains, acquisition-related expenses, restructuring and other in the consolidated statements of operations. The loss resulted from the derecognition of the right-of-use asset, its related lease liability and a termination payment of $1.3 million.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-20

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Year Ended December 31,
Operating Lease Costs	2025	2024	2023
Fixed lease costs	$12,783	$13,876	$14,344
Variable lease costs	2,299	1,889	1,952
Sublease income	(76)	(304)	(657)
Total	$15,006	$15,461	$15,639
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for operating lease liabilities, net of lease incentives	$12,849	$12,991	$14,259
Right-of-use assets recorded in exchange for lease obligations	$2,043	$—	$—
The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	December 31,
	2025	2024
Weighted average remaining lease term	4.32 years	5.19 years
Weighted average discount rate	6.90%	6.89%
As of December 31, 2025, maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2026	$12,755
2027	12,303
2028	11,155
2029	11,042
2030	5,844
Thereafter	442
Total future lease payments	53,541
Less: imputed interest	(7,526)
Total operating lease liabilities	$46,015
NOTE 9—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill arose from the GQ Bio Acquisition in February 2025 (for more information, see Note 4, GQ Bio Therapeutics Acquisition). As discussed below, the Company previously had goodwill resulting from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc, a subsidiary of Molex Asia Holdings Ltd.) in 2007, the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. The change in the carrying value of the Company’s goodwill is summarized as follows (in thousands):
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-21

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Carrying Value
Balance at December 31, 2023	$163,243
Goodwill impairment	(163,243)
Balance at December 31, 2024	—
Goodwill arising from the GQ Bio Acquisition	17,988
Foreign currency adjustments	2,226
Balance at December 31, 2025	$20,214
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in a business combination and is subject to impairment testing at least annually or upon the occurrence of a triggering event that could indicate a potential impairment. During the three months ended September 30, 2024, the FDA approved a generic competitor to EXPAREL and a U.S. District Court ruled that one of the Company’s EXPAREL patents was not valid (for more information, see Note 20, Commitments and Contingencies). The Company determined that these events, combined with a subsequent decrease in the Company’s common stock price, indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required the Company to perform a quantitative impairment test. This was performed by comparing the fair value of the Company to its carrying value. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a goodwill impairment charge up to the carrying value of goodwill. The fair value of the Company was calculated through an income approach, in which the Company calculated the fair value based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to assume fair value. The Company’s estimates of future cash flows consider past performance, current and anticipated market conditions, internal projections and operating plans which incorporate estimates for sales growth and future margins. Additional assumptions include forecasted growth rates, estimated discount rates and the probability of success for the Company’s product pipeline candidate products. The assumptions also reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar valuation purposes. Such assumptions are subject to change due to changing economic and competitive conditions. The conclusion of the income approach as of September 30, 2024 resulted in the carrying value of the Company exceeding its fair value by more than the goodwill balance. As a result, the then-goodwill balance of $163.2 million was fully impaired during the three months ended September 30, 2024 and the Company had no remaining goodwill balance at December 31, 2024.
During the year ended December 31, 2025, the Company conducted the annual impairment assessment for its goodwill and concluded there was no impairment as of that date.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-22

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Intangible Assets
Intangible assets, net, consist of the IPR&D from the GQ Bio Acquisition and Flexion Acquisition, developed technology from the Flexion Acquisition and MyoScience Acquisition and customer relationships from the MyoScience Acquisition and are summarized as follows (dollar amounts in thousands):

December 31, 2025	Gross Carrying Value	Foreign Currency Adjustments	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$—	$(256,213)	$333,787	10 years, 5 months
Customer relationships	90	—	(61)	29	10 years
Total finite-lived intangible assets, net	590,090	—	(256,274)	333,816
Acquired IPR&D	31,500	2,784	—	34,284
Total intangible assets, net	$621,590	$2,784	$(256,274)	$368,100
December 31, 2024	Gross Carrying Value	Foreign Currency Adjustments	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technology	$590,000	$—	$(198,934)	$391,066	10 years, 5 months
Customer relationships	90	—	(52)	38	10 years
Total finite-lived intangible assets, net	590,090	—	(198,986)	391,104
Acquired IPR&D	34,866	—	—	34,866
Total intangible assets, net	$624,956	$—	$(198,986)	$425,970
Amortization expense on intangible assets was $57.3 million for both the years ended December 31, 2025 and 2024.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $57.3 million each year from 2026 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
As part of the GQ Bio Acquisition, the Company recognized $22.5 million of acquired IPR&D in February 2025. See Note 4, GQ Bio Therapeutics Acquisition, for more information.
The Company reviews its indefinite-lived intangible assets for impairment annually and whenever an event or change in circumstances arises that indicates the carrying amount of an indefinite-lived intangible asset is at risk of not being recoverable. During the year ended December 31, 2024 and 2023, the Company conducted the annual impairment assessment for its acquired IPR&D and concluded there was no impairment as of that date. During the three months ended September 30, 2025, the Company determined the fair value of the ZILRETTA acquired IPR&D for the treatment of shoulder OA pain may be at risk of impairment due to revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts, among other factors. The Company determined that these events indicated that it was more likely than not that the fair value of the acquired IPR&D may be less than its fair value. The impairment assessment was conducted through a recoverability test by comparing the $33.9 million carrying value of the asset against the fair value through a discounted cash flow model based on new facts and circumstances. The assessment resulted in a fair value of $8.0 million. An impairment of $25.9 million was recognized within contingent consideration gains, acquisition-related expenses, restructuring and other in the consolidated statements of operations for the three months ended September 30, 2025 based on the amount its previous carrying value exceeded its updated fair value.
During the year ended December 31, 2025, the Company conducted the annual impairment assessment for its acquired IPR&D and concluded there was no impairment as of that date.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-23

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 10—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued selling, general and administrative expenses	$17,429	$15,622
Accrued research and development expenses	6,129	4,501
Accrued production costs	9,002	8,411
Other accrued operating expenses	12,864	9,301
Compensation and benefits	37,841	28,811
Accrued royalties	—	1,451
Accrued interest	782	1,418
Product returns and wholesaler service fees	11,554	10,609
Total	$95,601	$80,124
NOTE 11—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	December 31,
	2025	2024
Term loan A facility maturing March 2028 (1)	$—	$104,211
2.125% Convertible senior notes due May 2029	281,189	279,334
0.750% Convertible senior notes due August 2025 (2)	—	201,776
Revolving Credit Facility (1)	91,000	—
Total	$372,189	$585,321
(1) In July 2025, the Company repaid the indebtedness outstanding under its TLA Credit Agreement (as defined below) and terminated the TLA Credit Agreement concurrently with its entry into the Revolving Credit Facility (as defined below).
(2) The 0.750% convertible senior notes due August 2025 matured and were repaid on August 1, 2025.
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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-24

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company incurred financing fees of approximately $2.1 million which are recorded as a current and noncurrent other asset on the Company’s consolidated balance sheet. The financing fees will be amortized over the term of the Credit Agreement.
Upon entering into the Credit Agreement, the Company borrowed $101.0 million under the Revolving Credit Facility, of which $91.0 million is outstanding as of December 31, 2025 after the Company made repayments of $10.0 million during the year ended December 31, 2025.
As of December 31, 2025, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.47%.
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
On July 3, 2025, the Company used a portion of the $300.0 million of Revolving Credit Facility to repay the remaining indebtedness outstanding under the TLA Credit Agreement, which consisted of $98.8 million and its final interest payment of $0.1 million, and terminated the TLA Credit Agreement. The Company did not incur any prepayment penalties or fees in connection with the termination of the TLA Credit Agreement. The prepayment resulted in a loss on early extinguishment of debt of approximately $1.0 million which was recognized during the year ended December 31, 2025. Prior to the TLA Credit Agreement extinguishment, the Company made voluntary principal prepayments of $6.6 million during the year ended December 31, 2025 and $11.3 million during the year ended December 31, 2024.
The total debt composition of the TLA Term Loan was as follows (in thousands):

December 31,
2024
Term loan A facility maturing March 2028	$105,313
Deferred financing costs	(821)
Discount on debt	(281)
Total debt, net of debt discount and deferred financing costs	$104,211
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-25

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The total debt composition of the 2029 Notes was as follows (in thousands):

	December 31,
	2025	2024
2.125% convertible senior notes due May 2029	$287,500	$287,500
Deferred financing costs	(6,311)	(8,166)
Total debt, net of deferred financing costs	$281,189	$279,334
Holders may convert their 2029 Notes prior to the close of business on the business day immediately preceding November 15, 2028, only if certain circumstances are met, including, but not limited to, if during the previous calendar quarter, the last reported sales price of the Company’s common stock was greater than 130% of the conversion price then applicable for at least 20 out of the last 30 consecutive trading days of the quarter. As of December 31, 2025, the conditions for conversion were not met. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders may convert their 2029 Notes at any time.
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
As of December 31, 2025, the 2029 Notes had a market price of $1,010 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-26

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
holders may require the Company to repurchase all or a portion of their 2029 Notes for cash at a price equal to 100% of the principal amount of the 2029 Notes to be repurchased plus any accrued and unpaid interest.
While the 2029 Notes are currently classified on the Company’s consolidated balance sheet at December 31, 2025 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
Convertible Senior Notes Due 2025
In July 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.) with respect to the 2025 Notes. The 2025 Notes accrued interest at a fixed rate of 0.750% per year, which was payable semiannually in arrears on February 1st and August 1st of each year.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-27

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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Contractual and other interest expense	$14,598	$15,447	$20,082
Amortization of debt issuance costs	2,840	3,130	2,996
Amortization of debt discount	157	92	752
Capitalized interest and other (Note 7)	(149)	(2,100)	(3,524)
Total	$17,446	$16,569	$20,306

Effective interest rate on total debt	3.36%	2.97%	3.74%
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and the Revolving Credit Facility approximate their respective fair values due to the short-term nature of these items. The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount of equity investments and convertible notes receivable without readily determinable fair values are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-28

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
At December 31, 2025, the carrying values and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$7,750	$—	$—	$7,750
Convertible notes receivable	$2,500	$—	$—	$2,500
Financial Liabilities:
Acquisition-related contingent consideration	$18,066	$—	$—	$18,066

Financial Liabilities Measured at Amortized Cost:
2.125% convertible senior notes due 2029 (1)	$281,189	$—	$290,433	$—
Revolving Credit Facility	$91,000	$—	$91,000	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $25.88 per share on December 31, 2025, compared to a conversion price of $39.56 per share. At December 31, 2025, as the conversion price was above the stock price, the requirements for conversion have not been met.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2023	$15,877	$12,134	$28,011
Foreign currency adjustments	—	(236)	(236)
Balance at December 31, 2024	15,877	11,898	27,775
Purchases	—	1,250	1,250
Impairments	(4,000)	(7,000)	(11,000)
Realized gain of prior investments (1)	4,189	1,674	5,863
Settled investments (1)	(8,277)	(5,322)	(13,599)
Foreign currency adjustments	(39)	—	(39)
Balance at December 31, 2025	$7,750	$2,500	$10,250
(1) In conjunction with the GQ Bio Acquisition, the settlement of the Company’s prior equity investment and notes receivable were part of the fair value of consideration exchanged. Upon acquiring the remaining 81% ownership interest in GQ Bio, the Company remeasured its previously held equity interest to its acquisition-date fair value. The $4.2 million gain resulting from the equity investment was recognized as other, net within the consolidated statement of operations. In settling the notes receivable, the Company recognized $1.7 million in interest income. These gains are included in the consolidated statement of cash flows for the year ended December 31, 2025 within Other net (gains) losses. See Note 4, GQ Bio Therapeutics Acquisition, for information on the GQ Bio Acquisition.
During the year ended December 31, 2025, an impairment of an equity investment and convertible note receivable totaling $11.0 million was recorded in other, net in the consolidated statements of operations.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-29

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In June 2025, the Company invested $1.3 million in a convertible note receivable related to one of its existing early-stage strategic investments.
Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration related to the Flexion Acquisition in the amount of $18.1 million and $20.2 million as of December 31, 2025 and 2024, respectively.
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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. For the years ended December 31, 2025 and 2024, the Company recorded gains of $2.2 million and $4.5 million, respectively, due to adjustments reflecting the probability of achieving the remaining Flexion sales-based milestones by December 31, 2030—the milestone expiration date, partially offset by revisions to the Company’s weighted average cost of capital and discount rates. These gains were recorded as contingent consideration gains, acquisition-related expenses, restructuring and other in the consolidated statements of operations. At December 31, 2025, the weighted average discount rate was 7.4%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of December 31, 2025
Discount rates	7.3% to 7.5%
Probability of payment for remaining regulatory milestones	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2023	$24,698
Fair value adjustments and accretion	(4,457)
Balance at December 31, 2024	20,241
Fair value adjustments and accretion	(2,175)
Balance at December 31, 2025	$18,066
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At December 31, 2025 and 2024, all of the Company’s short-term and noncurrent investments are classified as available-for-sale investments and are determined to be Level 2 instruments which are measured at fair value using standard industry models with observable inputs, with the exception of U.S. government bonds. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-30

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s available-for-sale investments at December 31, 2025 and 2024 (in thousands):

December 31, 2025 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Commercial paper	$54,971	$18	$(13)	$54,976
Corporate bonds	24,881	22	—	24,903
Total	$79,852	$40	$(13)	$79,879

December 31, 2024 Investments:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Asset-backed securities	$21,626	$43	$—	$21,669
Commercial paper	142,556	120	(55)	142,621
Corporate bonds	32,502	25	(5)	32,522
U.S. federal agency bonds	5,996	8	—	6,004
Yankee bond	5,012	13	—	5,025
Total	$207,692	$209	$(60)	$207,841
At December 31, 2025, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At December 31, 2025 and 2024, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.3 million and $0.5 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
As of December 31, 2025, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 23% and 17%. As of December 31, 2024, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 34%, 18% and 16%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of December 31, 2025 and 2024, there were $0.7 million and $0.4 million of allowances for credit losses on the Company’s accounts receivable, respectively.
NOTE 13—STOCKHOLDERS’ EQUITY
Common Stock
The Company is authorized to issue up to 250,000,000 shares of common stock, of which 47,890,777 shares were issued and 41,116,739 shares were outstanding at December 31, 2025 and 47,077,844 shares were issued and 46,240,604 shares were outstanding at December 31, 2024.
Preferred Stock
The Company is authorized to issue up to 5,000,000 shares of preferred stock. No preferred stock was issued or outstanding at either December 31, 2025 or 2024.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-31

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Accumulated Other Comprehensive Income (Loss)
The following table illustrates the changes in the balances of the Company’s accumulated other comprehensive income (loss) for the periods presented (in thousands):

	Net Unrealized Gains (Losses) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2022	$(523)	$143	$(380)
Net unrealized gain on investments, net of tax (1)	647	—	647
Foreign currency translation adjustments	—	(20)	(20)
Balance at December 31, 2023	124	123	247
Net unrealized gain on investments, net of tax (1)	66	—	66
Foreign currency translation adjustments	—	30	30
Balance at December 31, 2024	190	153	343
Net unrealized loss on investments, net of tax (1)	(93)	—	(93)
Foreign currency translation adjustments	—	4,077	4,077
Balance at December 31, 2025	$97	$4,230	$4,327
(1) Net of a nominal tax benefit and expense for each of the years ended December 31, 2025 and 2024, respectively, and $0.2 million tax expense for the year ended December 31, 2023.
Share Repurchase Programs
On May 7, 2024, the Company announced that its board of directors approved a share repurchase program, which has since been superseded, which authorized the Company to repurchase up to an aggregate of $150.0 million of its outstanding common stock. On May 9, 2024, concurrently with the pricing of the offering of the 2029 Notes, the Company entered into separate, privately negotiated agreements with certain of the initial purchasers of the 2029 Notes or their respective affiliates and/or certain other financial institutions to repurchase 837,240 shares of the Company’s common stock for a total cost of $25.1 million, inclusive of $0.1 million of accrued excise tax. The repurchase occurred on May 10, 2024.
On April 17, 2025, the Company announced that its board of directors approved a new share repurchase program, which replaced the previously authorized share repurchase program and was effective immediately, which authorizes the Company to repurchase up to an aggregate of $300.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026. During the year ended December 31, 2025, the Company repurchased 5,936,798 shares of its common stock through open market transactions for $151.4 million, which included $0.1 million of broker fees and $1.3 million of accrued excise tax. As of December 31, 2025, $150.0 million remains available for future repurchases under this authorization.
In addition to the Company’s share repurchase plan, during the years ended December 31, 2025 and 2024, the Company withheld 217,113 and 18,519 shares of common stock, respectively, to cover employee tax withholding obligations of $5.6 million and $0.5 million, respectively, for vested restricted stock units. All shares of common stock withheld to cover employee tax withholding obligations are retired and are done so pursuant to the terms of the Company’s stock incentive plans and related equity grant agreements rather than the Company’s share repurchase program. Retired shares of common stock are not available for future issuance under the Company’s stock incentive plans.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-32

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 14—STOCK PLANS
Stock Incentive Plans
The Pacira BioSciences, Inc. Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan, was originally adopted by the Company’s board of directors and approved by its stockholders in June 2011 and was amended and restated in June 2014, June 2016, June 2019, June 2021 and June 2023 and June 2025. The June 2025 amendment and restatement and approval by the Company’s stockholders increased the number of shares of common stock authorized for issuance as equity awards under the 2011 Plan by 2,500,000 shares, which allows for the granting of incentive stock options, non-statutory stock options, restricted stock units and other stock-based awards.
The Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan, or as amended and restated to date, the A&R Inducement Plan, was originally approved and adopted by the Company’s board of directors in April 2014, pursuant to which awards could be made to new employees as a material inducement to such persons entering into employment with the Company. The A&R Inducement Plan was amended and restated in December 2023, September 2024, January 2025 and January 2026. The January 2026 amendment and restatement added an additional 750,000 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the A&R Inducement Plan to 3,060,000, and extended the term of the A&R Inducement Plan such that it will now expire on January 1, 2036. The A&R Inducement Plan allows for the granting of nonstatutory stock options, restricted stock awards and other stock-based awards.
The A&R Inducement Plan was adopted by the board of directors without stockholder approval pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. In accordance with this rule, awards under the A&R Inducement Plan may only be made to an employee who has not previously been an employee or member of the board of directors or the board of directors or any parent or subsidiary, or following a bona fide period of non-employment by the Company or a parent or subsidiary, if they are granted such award in connection with their commencement of employment with the Company or a subsidiary and such grant is an inducement material to their entering into employment with the Company or such subsidiary.
Inducement Awards
From time to time, the board of directors, upon recommendation of the People and Compensation Committee of the board of directors, has approved individually negotiated grants of options and restricted stock units for certain of the Company’s officers in connection with their respective appointments, in each case, pursuant to the inducement plan in effect at such time.
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
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, was originally adopted by its board of directors in April 2014, approved by the Company’s stockholders in June 2014 and amended and restated in June 2022. The June 2022 amendment and restatement increased the number of shares of common stock that may be sold under the plan by an additional 500,000 shares from the originally provided 500,000 shares. The purpose of the ESPP is to provide a vehicle for eligible employees to purchase shares of the Company’s common stock at a discounted price and to help retain and motivate current employees as well as attract new talent. Under the ESPP, up to 1,000,000 shares of common stock may be sold. The ESPP expires in June 2032. The ESPP is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code, or IRC. The maximum fair market value of stock which can be purchased by a participant in a calendar year is $25,000. Six-month offering periods begin on January 1st and July 1st of each year. During an offering period, eligible employees have the opportunity to elect to purchase shares of the Company’s common stock on the purchase dates of June 30 and December 31 (or the last trading day of an offering period). The per share purchase price is equal to 85% of the fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the year ended December 31, 2025, 163,029 shares were purchased and issued through the ESPP.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-33

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following tables contain information about the Company’s stock incentive plans at December 31, 2025:

Stock Incentive Plan	Awards Reserved For Issuance	Awards Issued	Awards Available For Grant
2011 Plan	20,231,701	16,579,809	3,651,892
A&R Inducement Plan (1)	2,310,000	2,266,319	43,681
Total	22,541,701	18,846,128	3,695,573

Employee Stock Purchase Plan	Shares Reserved For Purchase	Shares Purchased	Shares Available For Purchase
ESPP	1,000,000	848,101	151,899
(1) In January 2026, the board of directors approved an amendment to the A&R Inducement Plan to authorize an additional 750,000 shares reserved for issuance.
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
The Company recognized stock-based compensation expense in its consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of goods sold	$6,448	$5,331	$5,537
Research and development	9,188	7,381	8,694
Selling, general and administrative	41,866	34,857	33,664
Contingent consideration gains, acquisition-related expenses, restructuring and other	—	3,602	—
Total	$57,502	$51,171	$47,895

Stock-based compensation from:
Stock options	$15,511	$21,730	$24,005
RSUs	40,583	28,656	22,974
ESPP share options	1,408	785	916
Total	$57,502	$51,171	$47,895

Related income tax benefit	$11,913	$10,506	$10,186
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-34

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following table summarizes the Company’s stock option activity and related information for the year ended December 31, 2025:

	Number of Stock Options	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in Thousands)
Outstanding at December 31, 2024	6,845,618	$42.95	5.72	$804
Granted	537,787	25.14
Exercised	(30,530)	16.45		$271
Forfeited	(224,311)	41.00
Expired	(754,083)	51.35
Outstanding at December 31, 2025	6,374,481	40.65	5.38	$3,494
Exercisable at December 31, 2025	4,731,527	$44.58	4.32	$612
Vested and expected to vest as of December 31, 2025	6,374,481	$40.65	5.38	$3,494
As of December 31, 2025, $19.0 million of total unrecognized compensation cost related to unvested stock options is expected to be recognized over a remaining weighted average period of 2.1 years. The Company’s stock options have a maximum expiration date of ten years from the date of grant.
The weighted average fair value of stock options granted for the years ended December 31, 2025, 2024 and 2023 was $13.63, $11.77 and $15.92 per share, respectively. The fair values of stock options granted were estimated using the Black-Scholes model with the following weighted average assumptions:

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2025	2024	2023
Expected dividend yield	None	None	None
Risk-free interest rate	3.68% - 4.32%	3.55% - 4.58%	3.05% - 4.81%
Expected volatility	58.0%	40.6%	41.3%
Expected term of options	5.15 years	5.15 years	4.90 years
The following table summarizes the Company’s RSU activity and related information for the year ended December 31, 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value (Per Share)	Aggregate Intrinsic Value (in Thousands)
Unvested at December 31, 2024	2,769,728	$32.07	$52,182
Granted	2,519,321	25.93
Vested	(836,486)	35.33
Forfeited	(291,866)	29.53
Unvested and expected to vest as of December 31, 2025	4,160,697	$27.87	$107,679
As of December 31, 2025, $87.1 million of total unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted average period of 1.5 years. The Company’s RSUs have a maximum vest date of four years from the date of grant. The fair values of RSUs awarded are equal to the closing price of the Company’s common stock on the date of grant.
The fair values of the ESPP share options granted were estimated using the Black-Scholes model with the following weighted average assumptions:
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-35

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Year Ended December 31,
Black-Scholes Weighted Average Assumption	2025	2024	2023
ESPP share option fair value	$6.09 - $9.82	$8.20 - $8.25	$10.00 - $10.34
Expected dividend yield	None	None	None
Risk-free interest rate	3.80% - 4.24%	5.26% - 5.33%	4.77% - 5.53%
Expected volatility	89.5%	40.5%	35.4%
Expected term of ESPP share options	6 months	6 months	6 months
NOTE 15—NET INCOME (LOSS) PER COMMON SHARE
Potential common shares are excluded from the diluted net income (loss) per common share computation to the extent that they would be antidilutive. Since the Company reported a net loss for the year ended December 31, 2024, no potentially dilutive securities were included in the computation of diluted net loss per share for that period. As discussed in Note 11, Debt, the Company has the option to pay cash for the aggregate principal amount due upon the conversion of its 2025 Notes. For additional information on the Company’s computation of its net income (loss) per common share, see Note 2, Summary of Significant Accounting Policies.
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per common share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)—basic	$7,034	$(99,560)	$41,955
2025 Notes if-converted method adjustment	—	—	4,114
Adjusted net income (loss)—diluted	$7,034	$(99,560)	$46,069
Denominator:
Weighted average common shares outstanding—basic	44,566	46,245	46,222
Computation of diluted securities:
2025 Notes if-converted method adjustment	—	—	5,608
Dilutive effect of stock options	32	—	51
Dilutive effect of RSUs	434	—	96
Dilutive effect of ESPP share options	10	—	2
Weighted average common shares outstanding—diluted	45,042	46,245	51,979
Net income (loss) per common share:
Basic net income (loss) per common share	$0.16	$(2.15)	$0.91
Diluted net income (loss) per common share	$0.16	$(2.15)	$0.89
The following table summarizes the outstanding stock options, RSUs, ESPP share options and convertible senior notes that were excluded from the diluted net income (loss) per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Year Ended December 31,
	2025	2024	2023
Weighted average number of stock options	6,458	7,217	6,251
2025 Notes	1,654	3,843	—
Weighted average number of RSUs	1,721	2,139	1,033
Weighted average ESPP share options	—	54	20
Total	9,833	13,253	7,304
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-36

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
NOTE 16—INCOME TAXES
Income (loss) before income taxes and the related tax expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income (loss) before income taxes:
Domestic	$19,615	$(65,325)	$66,257
Foreign	(2,741)	2,219	(4,556)
Total income (loss) before income taxes	$16,874	$(63,106)	$61,701

Current taxes:
Federal	$1,855	$9,295	$1,686
State	1,495	6,527	2,444
Foreign	13	11	1
Total current taxes	$3,363	$15,833	$4,131
Deferred taxes:
Federal	$8,038	$18,784	$16,790
State	(1,486)	1,837	(1,175)
Foreign	(75)	—	—
Total deferred taxes	$6,477	$20,621	$15,615

Total income tax expense	$9,840	$36,454	$19,746
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-37

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes after the adoption of ASU 2023-09 is as follows for the year ended December 31, 2025 (dollars in thousands):

	Year Ended December 31, 2025
	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$3,544	21.00%
State and local income taxes, net of federal effect (1)	(513)	(3.04)%
Foreign tax effects - U.K.:
Nondeductible items	1,061	6.29%
Valuation allowance	268	1.59%
Return to provision	(396)	(2.34)%
Other items	21	0.12%
Rate differential	(343)	(2.03)%
Foreign tax effects—other foreign jurisdictions	(97)	(0.57)%
Total foreign tax effects	514	3.06%
Tax credits: R&D	(4,098)	(24.29)%
Changes in valuation allowances	840	4.98%
Non-taxable or nondeductible items:
Meals and entertainment	419	2.48%
Stock-based compensation	6,970	41.31%
Executive compensation	1,543	9.14%
Contingent consideration	(457)	(2.71)%
Transaction-related items (2)	(657)	(3.89)%
Other items	379	2.25%
Total non-taxable or nondeductible items	8,197	48.58%
Changes in unrecognized tax benefits	1,356	8.04%
Income tax expense and effective tax rate	$9,840	58.33%
(1) State and local taxes in California, New Jersey and Texas comprise the majority of this category and is inclusive of credits.
(2) Transaction-related items primarily related to a $4.2 million non-taxable equity investment gain that occurred when the Company remeasured its previously held equity interest in GQ Bio to its acquisition date fair value. See Note 12, Financial Instruments, for more information.

Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-38

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to the provision for income taxes prior to the adoption of ASU 2023-09 is as follows for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024		2023
	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to (loss) income before taxes	$(13,252)	21.00%	$12,957	21.00%
State taxes	7,028	(11.14)%	1,770	2.87%
Foreign taxes	(104)	0.16%	(1,798)	(2.91)%
Change in valuation allowance	(589)	0.93%	2,192	3.55%
Executive compensation	2,426	(3.84)%	3,171	5.14%
Stock-based compensation	9,918	(15.72)%	4,070	6.60%
Tax credits	(5,674)	8.99%	(3,327)	(5.39)%
Reserves	2,661	(4.22)%	389	0.63%
Goodwill impairment	34,281	(54.32)%	—	—%
Non-taxable or nondeductible items:
Contingent consideration	(936)	1.48%	(719)	(1.17)%
Nondeductible expenses	564	(0.89)%	975	1.58%
Other	131	(0.20)%	66	0.10%
Income tax expense and effective tax rate	$36,454	(57.77)%	$19,746	32.00%
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
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$120,280	$124,536
Federal and state credits	13,995	12,351
Accruals and reserves	15,849	16,114
Stock based compensation	23,652	23,078
Inventory reserves	2,470	2,639
Interest	4,130	5,716
Other	6,332	5,126
Total deferred tax assets	186,708	189,560
Deferred tax liabilities:
Depreciation and amortization	(40,937)	(34,368)
Total deferred tax liabilities	(40,937)	(34,368)
Deferred tax assets, net of deferred tax liabilities	145,771	155,192
Less: valuation allowance	(26,130)	(24,816)
Net deferred tax assets	$119,641	$130,376
On July 4, 2025, federal legislation known as the One Big Beautiful Bill Act (the “OBBBA”) was enacted, resulting in changes to U.S. federal income tax law. Significant provisions of the OBBBA include the permanent extension of certain
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-39

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. In accordance with ASC 740, Income Taxes, the Company is required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring its estimated U.S. deferred tax assets and liabilities. The Company had $124.6 million of a gross deferred tax asset attributed to unamortized U.S. capitalized research and development costs as of December 31, 2024, of which 50% will be deductible in each of its 2025 and 2026 income tax returns. There are no other material impacts to the Company related to the enactment of the OBBBA.
On May 9, 2024, and on May 10, 2024, the Company entered into privately negotiated Capped Call Transactions related to the 2029 Notes. See Note 10, Debt, for further discussion of the Capped Call Transactions. The capped call was recorded as a reduction to additional paid-in-capital at its cost of $26.7 million. A related deferred tax asset of $6.5 million was recorded with an offset to additional paid-in-capital and will be amortized as a current tax deduction over a 60-month period. As of December 31, 2025 and 2024, $4.4 million and $5.7 million, respectively, of the related capped call deferred tax asset remains in the Company’s deferred tax balances.
As of December 31, 2025, the Company’s federal net operating losses, or NOLs, and federal tax credit carryforwards totaled $418.8 million and $5.6 million, respectively. The Company also had state NOLs and state tax credit carryforwards of $495.5 million and $8.4 million, respectively, which are subject to change on an annual basis due to variations in the Company’s annual state apportionment factors. The state NOLs will begin to expire in 2028. The Company had non-U.S. NOLs of $12.6 million at December 31, 2025, which do not expire.
Since the Company had cumulative changes in ownership of more than 50% within a three-year period, under IRC sections 382 and 383, the Company’s ability to use certain NOLs, tax attributes and credit carryforwards to offset taxable income or tax will be limited. Such ownership changes were triggered by the initial acquisition of the Company’s stock in 2007 as well as cumulative ownership changes arising as a result of the completion of the Company’s initial public offering, other financing transactions and the Flexion Acquisition in 2021. As a result of these ownership changes, the Company has $451.2 million of federal NOLs subject to annual limitations and are available as follows: $28.3 million will become available in 2026, and $6.9 million in 2027 and thereafter.
In accordance with ASC Topic 740, the Company establishes a valuation allowance for deferred tax assets that, in its judgment, are not more-likely-than-not realizable. These judgments are based on projections of future income—including tax-planning strategies—by individual tax jurisdictions. In each reporting period, the Company assesses the likelihood that its deferred tax assets will be realized and determines if adjustments to its valuation allowance are appropriate. The Company had a net increase in its valuation allowance of $1.3 million in the year ended December 31, 2025 and a net decrease of $0.7 million for the year ended December 31, 2024. The $1.3 million net increase in the current year valuation allowance is primarily related to changes in foreign net deferred tax assets and domestic capital loss carryforwards. The Company continues to maintain a full valuation allowance against net deferred tax assets in certain jurisdictions (including the U.K. and Ireland) since it is more-likely-than-not the tax benefit related to the foreign losses are not realizable.
In 2025, the Company recorded a $1.4 million net increase to unrecognized tax benefits, or UTBs of which a $1.7 million increase is related to tax credit and filing positions taken during the year, and a $0.3 million decrease related to prior year tax credits. The Company’s UTB liability at December 31, 2025 was $10.7 million. The changes in the Company’s UTBs for the years ended December 31, 2025 and 2024 are summarized as follows (in thousands):

Unrecognized Tax Benefit
Balance at December 31, 2023	$6,711
Additions for prior year positions	1,189
Additions for current year positions	1,472
Balance at December 31, 2024	9,372
Additions for current year positions	1,652
Reduction for prior year positions	(296)
Balance at December 31, 2025	$10,728
The UTBs as of December 31, 2025, 2024 and 2023 would, if subsequently recognized, favorably impact the effective income tax rate.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-40

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company regularly assesses the likelihood of additional tax assessments by jurisdiction and, if necessary, adjusts its reserve for UTBs based on new information or developments. Of the UTB balance at December 31, 2025, $4.6 million was recorded as a reduction to the Company’s deferred tax assets. The remaining $6.1 million of the UTB balance at December 31, 2025 was recorded to long-term income taxes payable within other liabilities on the consolidated balance sheet and relates to both the utilization of tax credits and filing positions. Any potential deficiency would not result in a tax liability, therefore, no interest or penalties were recognized in income tax expense for the years ended December 31, 2025, 2024 and 2023 for positions recorded to the Company’s deferred tax assets and long-term income taxes payable.
The Company is currently subject to audit by the U.S. Internal Revenue Service, or IRS, for the years 2019 through 2024, and state tax jurisdictions for the years 2018 through 2024. However, the IRS or states may still examine and adjust an NOL arising from a closed year to the extent it is utilized in a year that remains subject to audit. The Company’s previously filed income tax returns are not presently under audit by the IRS. The Company is involved in state audits for the years 2020 through 2024.
As of December 31, 2025 and 2024, less than $0.1 million and $0.7 million, respectively, of current income taxes payable were recorded to other accrued operating expenses within the accrued expenses line item of the consolidated balance sheets.
The Company’s cash taxes paid, net of refunds, for the year ended December 31, 2025 is summarized as follows (in thousands):

Cash Paid (Refunded) for Income Taxes
Federal	$6,730
State and local:
California	(904)
Other states and local	3,127
Total state and local	2,223
Foreign	60
Total cash paid for income taxes, net of refunds	$9,013
The Company’s cash taxes paid, net of refunds, for the years ended December 31, 2024 and 2023 were $11.0 million and $4.4 million, respectively.
NOTE 17—EMPLOYEE BENEFIT PLANS
401(k) Salary Savings Plan
The Company’s 401(k) Salary Savings Plan, or 401(k) Plan, is a deferred salary arrangement under section 401(k) of the IRC. Under the 401(k) Plan, participating U.S. employees may defer a portion of their pre-tax earnings which are eligible for a discretionary percentage match as defined in the 401(k) Plan and determined by the Company’s board of directors (up to the maximum amount permitted by the IRC). The Company recognized $6.7 million, $5.8 million and $4.8 million of related compensation expense for its 401(k) Plan discretionary match for the years ended December 31, 2025, 2024 and 2023, respectively.
Deferred Compensation Plan
The Company intends that its Deferred Compensation Plan, or DCP, constitute, and be construed and administered as, an unfunded plan of deferred compensation within the meaning of the Employee Retirement Income Security Act of 1974, as amended, and the IRC of 1986, as amended, under which eligible participants may elect to defer the receipt of current compensation. Eligible participants include select management and highly compensated employees of the Company, including the Company’s named executive officers. Pursuant to the DCP, subject to any minimum and maximum deferral requirements that the administrator of the DCP may establish, participants may elect to defer their base salary and annual incentive awards. In addition to elective deferrals, the DCP permits the Company to make matching and certain other discretionary contributions to the participants. The company contributes assets to a rabbi trust to accumulate funds to pay benefits under the DCP. Funds held in the rabbi trust must be used to pay benefits to DCP participants, except in the case of the Company’s bankruptcy or insolvency, in which case, they become subject to claims by the Company’s creditors. The Company recognized $0.1 million of
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-41

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
related compensation expense for the Company’s discretionary match for the year ended December 31, 2025. The Company recognized a $0.1 million credit and $0.3 million of related compensation expense for its DCP discretionary match for each of the years ended December 31, 2024 and 2023. The carrying value of assets held in the rabbi trust equaled the DCP liability as of both December 31, 2025 and 2024. As of December 31, 2025, the carrying value of the assets held in the rabbi trust was $7.7 million, of which $1.7 million is classified as current. As of December 31, 2024, the carrying value of the assets held in the rabbi trust was $7.2 million, of which $1.0 million was classified as current. The rabbi trust’s current and noncurrent assets are classified within prepaid expenses and other assets and investments and other assets, respectively, within the consolidated balance sheets. The DCP current and noncurrent liabilities are classified within accrued expenses and other liabilities, respectively, within the consolidated balance sheets.
Cash Long-Term Incentive Plan
The Company’s cash long-term incentive plan, or LTIP, is focused on pre-determined and objective performance goals during each applicable performance period from January 1 through December 31 of each calendar year. Award amounts ranging from 0% to 225% of the target cash award can be earned based on achievement of two equally weighted financial metrics: net revenue and adjusted earnings before interest, taxes, depreciation and amortization (EBITDA), with a relative total shareholder return modifier based on the Company’s stock price performance relative to the companies comprising the S&P Pharmaceuticals Select Industry Index. The performance period for these metrics is one year, with an additional three years of time-vesting following the performance period. For the years ended December 31, 2025, 2024 and 2023 the Company recognized $3.0 million, $1.8 million and $0.5 million of related compensation expense under the LTIP, respectively. Amounts recognized in 2025 related to the 2025 and 2024 performance periods, amounts recognized in 2024 related to the 2024 and 2021 performance periods, and amounts recognized in 2023 only related to the 2021 performance period. Amounts earned for the 2025 performance year are payable to eligible participants in January 2029 after a three-year vesting period concludes. As of December 31, 2025 and 2024, there was $4.5 million and $1.5 million included in other liabilities in the condensed balance sheets, respectively. At December 31, 2024, $3.0 million was included in accrued expenses in the consolidated balance sheets, which was paid to eligible participants in January 2025 for the 2021 performance period after their three-year vesting period concluded.
NOTE 18—CONTINGENT CONSIDERATION GAINS, ACQUISITION-RELATED EXPENSES, RESTRUCTURING AND OTHER
Contingent consideration gains, acquisition-related expenses, restructuring and other for the years ended December 31, 2025, 2024 and 2023 are summarized below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Contingent consideration gains	$(2,175)	$(4,457)	$(3,424)
Restructuring charges	3,674	8,532	1,109
Acquisition-related expenses	2,895	1,462	1,963
Legal settlement	7,000	—	—
Legal judgment	(23,148)	—	—
Impairment of acquired IPR&D	25,866	—	—
Loss on lease termination	—	2,165	—
Total contingent consideration gains, acquisition-related expenses, restructuring and other	$14,112	$7,702	$(352)
Flexion Acquisition Contingent Consideration
For the years ended December 31, 2025, 2024 and 2023, the Company recognized contingent consideration gains of $2.2 million, $4.5 million and $3.4 million, respectively, due to a decrease in the fair value of its contingent consideration related to the Flexion Acquisition. See Note 12, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of the Company’s contingent consideration and more information regarding the changes in fair value.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-42

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
For the year ended December 31, 2025, the Company recognized $3.7 million of employee termination benefit charges, under ASC 420—Liabilities for Exit or Restructuring Activities. These employee termination benefits consisted of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits.
As noted in Note 6, Inventories, and Note 7, Fixed Assets, the Company reserved $1.0 million of inventory and recognized $5.5 million of accelerated depreciation expense during the year ended December 31, 2025 associated with the decommission of the 45-liter manufacturing assets, which was recognized as costs of goods sold in the consolidated statements of operations.
The Company’s 2025 restructuring charges, including the beginning and ending liability balances, are summarized below (in thousands):

Employee Termination Benefits
Balance at December 31, 2024	$—
Charges incurred	3,674
Cash payments made / settled	(3,388)
Balance at December 31, 2025	$286
2024 Restructuring Charges
In February 2024, the Company initiated a restructuring plan designed to ensure it is well positioned for long-term growth. The restructuring plan included: (i) reshaping the executive team, (ii) reallocating efforts and resources from its ex-U.S. and certain early-stage development programs to its U.S. commercial portfolio in the U.S. market and (iii) reprioritizing investments to enhance key commercial capabilities and expand EXPAREL utilization. The Company recognized $8.5 million of restructuring charges for the year ended December 31, 2024, related to employee termination benefits, such as the acceleration of share-based compensation, severance, and, to a lesser extent, other employment-related termination costs, as well as contract termination costs, which have been fully paid.
2023 Restructuring Charges
In June 2023, the Company implemented a restructuring plan in an effort to improve its operational efficiencies. The restructuring charges were predominantly related to one-time employee termination benefits through a reduction of headcount, such as severance and related costs. During the year ended December 31, 2023, the Company recognized $1.1 million of restructuring charges, which have been fully paid.
Acquisition-Related Charges
The Company recognized charges of $2.9 million during the year ended December 31, 2025 primarily related to third-party services and legal fees associated with the GQ Bio Acquisition. See Note 4, GQ Bio Therapeutics Acquisition, for more information.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-43

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The Company recognized acquisition-related charges of $1.5 million and $2.0 million during the years ended December 31, 2024 and 2023 primarily related to vacant and underutilized Flexion leases that were assumed from the Flexion Acquisition. See Note 8, Leases, for more information on the conclusion of these leases.
Legal Settlement
The Company recognized $7.0 million of costs during the year ended December 31, 2025 related to the patent infringement suits against the eVenus ANDA Filers (as defined below). See Note 20, Commitments and Contingencies, for more information.
Legal Judgment
The Company recognized other income of $23.1 million during the year ended December 31, 2025 upon receipt of a cash payment associated with the U.S. District Court for the District of Nevada issuing judgment declaring that the Research Development Foundation was required to repay the Company the royalties on EXPAREL sales that the Company had previously paid under protest. See Note 20, Commitments and Contingencies, for more information.
Impairment of Acquired IPR&D
The Company recognized an impairment of $25.9 million during the year ended December 31, 2025 for an acquired IPR&D intangible asset related to ZILRETTA for the treatment of OA pain of the shoulder based on the amount that its previous carrying value of $33.9 million exceeded its current fair value of $8.0 million. See Note 9, Goodwill and Intangible Assets, for more information.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-44

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Amphenol Corporation
In January 2020, the Company and a predecessor company to Amphenol Corporation, or Amphenol, entered into a Manufacturing and Supply Agreement (the “Amphenol Agreement”) to collaborate in the manufacture of iovera° Smart Tips at Amphenol’s Tijuana, Mexico facility. The initial term of the Amphenol Agreement was for five years with automatic one-year extensions unless either party provides prior notice in writing. Under the Amphenol Agreement, the Company pays fees based on the amount of iovera° Smart Tips delivered by Amphenol. Since April 2022, all iovera° Smart Tips have been produced by Amphenol.
The Amphenol Agreement may be terminated by either party upon one year’s written notice without cause. The Company may terminate the Amphenol Agreement upon thirty days’ written notice in the event that iovera° is withdrawn from the market or no longer sold by us. Either party may terminate the Amphenol Agreement in the event of the breach or bankruptcy of the other party.
Jubilant Hollisterstier, LLC
In January 2025, we and Jubilant Hollisterstier, LLC, or Jubilant, entered into a Manufacture and Supply Agreement (the “Jubilant Agreement”) to collaborate in the manufacture of the diluent for ZILRETTA at Jubilant’s Spokane, Washington facility. The initial term of the Jubilant Agreement is three years with extensions available under the mutual consent of both parties. Under the Jubilant Agreement, we pay a fixed cost per vial of ZILRETTA diluent delivered by Jubilant. Either party may terminate the Jubilant Agreement in the event of the breach or bankruptcy of the other party.
AmacaThera, Inc.
In November 2025, the Company and AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company specializing in drug delivery, entered into an exclusive worldwide license agreement (the “AmacaThera Agreement”) for the development and commercialization of PCRX-2002 (previously known by AmacaThera as AMT-143), a long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain. In a Phase 1 study, PCRX-2002 demonstrated sustained release of ropivacaine through 14 days. The Company and AmacaThera expect to initiate a Phase 2 program in 2026. Under the terms of the AmacaThera agreement, the Company made an upfront payment of $5.0 million to AmacaThera, recorded as R&D expense during the year ended December 31, 2025, with the potential for future development- and sales-based milestone payments and a tiered royalty on future net product sales.
LG Chem
In January 2026, the Company and LG Chem, Ltd., or LG Chem, entered into a partnership agreement to expand access to EXPAREL in select Asian–Pacific markets. Under the terms of the partnership, LG Chem has the exclusive rights to commercialize EXPAREL in the region. The Company received a $2.0 million upfront payment that it will recognize over the license term upon commercialization and will receive a transfer price and tiered royalties on future commercial sales by LG
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-45

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Chem in its licensed territories. The Company will manufacture EXPAREL and LG Chem will be responsible for securing regulatory approvals in the licensed territories and plans to file for marketing authorizations in South Korea and Thailand in the second half of 2026.
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
MyoScience Milestone Litigation
In August 2020, the Company and its subsidiary, Pacira CryoTech, Inc. (“Pacira CryoTech”), filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “MyoScience Merger Agreement”), specifically related to the achievement of certain milestone payments under the MyoScience Merger Agreement. In October 2020, Fortis filed an answer and counterclaim against the Company and Pacira CryoTech seeking to recover certain milestone payments under the MyoScience Merger Agreement.
A trial was conducted in September 2023. In January 2025, the Court issued its decision, finding that the disputed milestones were not met and therefore granted judgment to the Company in full. In March 2025, the Company filed a motion to recover attorney fees, and the parties subsequently agreed to settle the amount of expenses owed to the Company, whereby Fortis agreed to pay the Company $5.2 million and waived its rights to appeal the decision. A final judgment and order was entered in April 2025. The $5.2 million payment received was accounted for as a recovery of losses and recorded against selling, general and administrative expense in the year ended December 31, 2025 within the consolidated statement of operations, consistent with where the previous expenses were recorded.
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
On April 7, 2025, the Company, along with its operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the eVenus ANDA Filers with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, the Company agreed to provide the eVenus ANDA Filers with a license to the Company’s patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-46

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, the Company has agreed to provide the eVenus ANDA Filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of the Company’s expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, the Company paid the eVenus ANDA Filers $7.0 million This legal settlement cost was recorded within contingent consideration gains, acquisition-related expenses, restructuring and other in the year ended December 31, 2025 in the Company’s consolidated statement of operations.
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
On November, 26, 2025, the Company filed a patent infringement suit against WhiteOak and Qilu in the U.S. District Court of the District of Delaware (25-cv-1445) asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent), U.S. Patent Nos. 11,819,574 (the ‘574 patent) U.S. Patent No. 12,144,890 (the ‘890 patent), U.S. Patent No. 12,151,024 (the ‘024 Patent), U.S. Patent No. 12,156,940 (the ‘940 patent), U.S. Patent No. 12,251,468 (the ‘468 Patent), U.S. Patent No. 12,296,047 (the ’047 Patent), U.S. Patent No. 12,318,483 (the ‘483 Patent), and U.S. Patent No. 12,370,142 (the ‘142 Patent). On January 23, 2026 and February 5, 2026, Qilu and WhiteOak, respectively, each answered the complaint and asserted affirmative defenses and counterclaims asserting, inter alia, invalidity, unenforceability and non-infringement. The Company intends to vigorously defend its intellectual property rights relating to EXPAREL. The Company is unable to predict the outcome of this litigation at this time.
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
Securities Class Action
On January 13, 2025, Leandro Alvarez filed a putative class action on behalf of Company shareholders between August 2, 2023 and August 8, 2024 against the Company and certain of its officers, in the District Court of New Jersey (25-cv-322). The complaint alleges that the Company made materially false and misleading statements and/or concealed material adverse facts concerning EXPAREL patents. The Company filed a motion to dismiss the complaint, and in February 2026, the suit was dismissed with prejudice.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-47

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
In August 2023, the U.S. District Court, District of Nevada granted the Company’s motion for partial summary judgment in respect to the Company’s claim for a declaration that it no longer owes royalties for EXPAREL made under its 45-liter batch manufacturing process as of December 24, 2021. A trial as to whether royalties were owed on EXPAREL made under the Company’s enhanced, larger-scale manufacturing process was conducted in September 2024. In April 2025, the Court issued judgment in favor of the Company. As a result, the low single-digit royalty that the Company had been paying RDF was eliminated, and the Company sought repayment of up to $23.1 million plus interest, from RDF, representing the royalties that the Company paid to RDF under protest on the collection of revenues of EXPAREL that occurred after December 24, 2021.
In June 2025, the U.S. District Court for the District of Nevada issued judgment in favor of the company declaring that RDF is required to repay Pacira $23.1 million in royalties on EXPAREL sales that were previously paid under protest. The Nevada Court also awarded Pacira an additional interest payment of $5.2 million in statutory interest on the royalties paid under protest. In July 2025, the Company received a $28.3 million cash payment for which $23.1 million was recorded within contingent consideration gains, acquisition-related expenses, restructuring and other and $5.2 million was recorded within interest income in the year ended December 31, 2025 in the Company's consolidated statements of operations. In May and September 2025, RDF filed two notices of appeal. A consolidated appeal is pending.
Purchase Obligations
The Company has approximately $37.2 million of minimum, non-cancelable contractual commitments for contract manufacturing services as of December 31, 2025, of which $19.5 million is due in 2026, $16.0 million is due in 2027 and the remaining $1.7 million is due in 2028. The Company has approximately $9.1 million of minimum, non-cancelable contractual commitments for the purchase of certain raw materials as of December 31, 2025, of which $3.1 million are due in each of 2026 and 2027, $1.7 million in 2028, and $0.6 million in each of 2028 and 2029. The Company has $8.3 million of other minimum, non-cancelable contractual commitments as of December 31, 2025, of which $6.3 million is due in 2026, $0.8 million in 2027, $0.7 million in 2028 and the remaining $0.5 million is due thereafter.
Other Commitments and Contingencies
Johnson & Johnson MedTech
In July 2025, the Company entered into a co-promotion agreement with Johnson & Johnson MedTech, or J&J MedTech, (the “J&J Agreement”), to market and promote the use of ZILRETTA for OA knee pain in the U.S. J&J MedTech’s specialized early intervention sales force will extend the reach of ZILRETTA beyond orthopedic practices, into multiple new physician specialties, including sports medicine, osteopathy, pain management and rheumatology.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-48

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Pediatric Trial Commitments
The FDA, as a condition of EXPAREL approval, has required the Company to study EXPAREL for infiltration and as a brachial plexus block in pediatric patients. The Company was granted deferrals for the required pediatric trials until after the indications were approved in adults. Similarly, in Europe, the Company agreed with the European Medicines Agency, or EMA, on a Pediatric Investigation Plan as a prerequisite for submitting a Marketing Authorization Application (MAA) in the European Union, or E.U. Despite the U.K.’s withdrawal from the E.U., the agreed pediatric plan is applicable in the U.K.
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
The Company has successfully completed Part 1 of a Phase 1 pharmacokinetic pediatric study in children aged two to less than six years of age and has initiated enrollment for Part 2 of the study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
Contingent Milestone Payments
Refer to Note 12, Financial Instruments, for information on potential contingent milestone payments related to the Flexion Acquisition.
PCRX-201
PCRX-201 (enekinragene inzadenovec) is a novel, locally administered gene therapy vector platform product candidate that boosts cellular production of the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) for treating OA pain in the knee, was added to the Company’s portfolio as part of the Flexion Acquisition in November 2021.
Prior to the Flexion Acquisition, in 2017, Flexion entered into an agreement with GQ Bio to acquire the global rights to PCRX-201, a gene therapy product candidate. As part of the agreement, up to an aggregate of $56.0 million of payments could have become due upon the achievement of certain development and regulatory milestones, including up to $4.5 million through initiation of a Phase 2 clinical trial and up to an additional $51.5 million in development and global regulatory approval milestone payments. In February 2025, Pacira Therapeutics, Inc., a wholly-owned subsidiary of the Company, completed the GQ Bio Acquisition and acquired the remaining 81% of GQ Bio that was not already owned by the Company. For more information on the GQ Bio Acquisition, see Note 4, GQ Bio Therapeutics Acquisition. As of the date hereof, GQ Bio is a wholly-owned subsidiary of the Company.
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
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-49

PACIRA BIOSCIENCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
In February 2024, the FDA granted a Regenerative Medicine Advanced Therapy (RMAT) designation to PCRX-201 for the treatment of OA pain of the knee.
NOTE 21—SEGMENT INFORMATION
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
There are significant expense categories and amounts that are regularly provided to the CODM. These expense categories differ from what is disclosed in the Company’s financial results. The table below reconciles the significant expense categories provided to the CODM to the Company’s expenses as disclosed under GAAP (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenues	$726,411	$700,966	$674,978
Less:
Adjusted cost of goods sold (1)	136,780	165,097	173,980
Adjusted research and development (1)	104,704	74,196	67,563
Adjusted selling and marketing (1)	226,616	172,015	153,040
Adjusted general and administrative (1)	100,277	86,385	82,737
Goodwill impairment	—	163,243	—
Stock-based compensation (1)	57,502	51,171	47,895
Amortization of acquired intangible assets	57,288	57,288	57,288
Changes in the fair value of contingent consideration	(2,175)	(4,457)	(3,424)
Legal settlement	7,000	—	—
Legal judgment	(23,148)	—	—
Impairment of acquired IPR&D	25,866	—	—
Other (2)	16,510	9,399	8,224
Total operating expenses	707,220	774,337	587,303
Adjusted other income (expense)	(1,334)	2,747	(9,048)
(Loss) gain on early extinguishment of debt	(983)	7,518	(16,926)
Total other (expense) income, net	(2,317)	10,265	(25,974)
Income (loss) before income taxes	16,874	(63,106)	61,701
Income tax expense	(9,840)	(36,454)	(19,746)
Net income (loss)	$7,034	$(99,560)	$41,955
(1) The adjustments are primarily related to stock-based compensation being noted separately as a line item.
(2) During the year ended December 31, 2025 and 2024, the remaining other operating expenses include restructuring charges. During the years ended December 31, 2025, 2024 and 2023, the remaining other operating expenses include acquisition-related charges.
The measure of segment assets is reported on the Company’s consolidated balance sheet as total assets. Substantially all of the Company’s assets are used to support its mission in delivering innovative, non-opioid pain therapies to transform the lives of patients. For the year ended December 31, 2025, the Company’s long-lived assets were primarily located in the U.S. (83%), and, to a lesser extent, Germany (9%) and the U.K. (8%). For the years ended December 31, 2024 and 2023, the Company’s long-lived assets were substantially located in the U.S. For more information on the Company’s fixed assets, refer to Note 7, Fixed Assets.
Pacira BioSciences, Inc. | 2025 Annual Report on Form 10-K | F-50