Form 10-Q
period 2026-03-31
Pacira BioSciences, Inc.
filed 2026-04-30
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of April 29, 2026, 39,347,924 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
ii

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026

Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 1

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$144,306	$158,545
Short-term available-for-sale investments	57,874	79,879
Accounts receivable, net	125,635	124,069
Inventories, net	150,370	152,863
Prepaid expenses and other current assets	36,776	32,618
Total current assets	514,961	547,974
Fixed assets, net	136,281	140,690
Right-of-use assets, net	39,409	41,777
Goodwill	19,773	20,214
Intangible assets, net	353,227	368,100
Deferred tax assets	122,115	123,854
Investments and other assets	22,768	22,308
Total assets	$1,208,534	$1,264,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,012	$15,150
Accrued expenses	84,957	95,601
Lease liabilities	9,818	9,839
Total current liabilities	108,787	120,590
Long-term debt, net	367,656	372,189
Lease liabilities	33,705	36,176
Contingent consideration	15,789	18,066
Deferred tax liabilities	4,093	4,213
Other liabilities	24,611	20,572
Total liabilities	554,641	571,806
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 48,328,201 shares issued and 39,309,610 shares outstanding at March 31, 2026 and 47,890,777 shares issued and 41,116,739 shares outstanding at December 31, 2025	48	48
Treasury stock, at cost, inclusive of excise tax and broker fees, 9,018,591 and 6,774,038 shares at March 31, 2026 and December 31, 2025, respectively	(227,013)	(176,565)
Additional paid-in capital	1,073,809	1,064,623
Accumulated deficit	(196,406)	(199,322)
Accumulated other comprehensive income	3,455	4,327
Total stockholders’ equity	653,893	693,111
Total liabilities and stockholders’ equity	$1,208,534	$1,264,917
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 2

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Net product sales	$177,376	$167,594
Royalty revenue	—	1,329
Total revenues	177,376	168,923
Operating expenses:
Cost of goods sold (exclusive of amortization of acquired intangible assets)	36,413	34,306
Research and development	28,072	25,342
Selling, general and administrative	93,944	86,776
Amortization of acquired intangible assets	14,322	14,322
Other operating (gains) expenses, net	(2,277)	6,187
Total operating expenses	170,474	166,933
Income from operations	6,902	1,990
Other income (expense):
Interest income	1,930	6,895
Interest expense	(3,699)	(4,580)
Other, net	(135)	4,401
Total other (expense) income, net	(1,904)	6,716
Income before income taxes	4,998	8,706
Income tax expense	(2,082)	(3,894)
Net income	$2,916	$4,812

Net income per common share:
Basic and diluted net income per common share	$0.07	$0.10
Weighted average common shares outstanding:
Basic	40,461	46,275
Diluted	40,910	46,526

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 3

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$2,916	$4,812
Other comprehensive income (loss):
Net unrealized loss on investments, net of tax	(57)	(86)
Foreign currency translation adjustments	(815)	1,094
Total other comprehensive (loss) income	(872)	1,008
Comprehensive income	$2,044	$5,820

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2025	47,891	(6,774)	$48	$(176,565)	$1,064,623	$(199,322)	$4,327	$693,111
Exercise of stock options	—	—	—	—	2	—	—	2
Vested restricted stock units	647	—	—	—	—	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(210)	—	—	—	(4,355)	—	—	(4,355)
Stock-based compensation	—	—	—	—	13,539	—	—	13,539
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(2,245)	—	(50,448)	—	—	—	(50,448)
Other comprehensive loss (Note 11)	—	—	—	—	—	—	(872)	(872)
Net income	—	—	—	—	—	2,916	—	2,916
Balance at March 31, 2026	48,328	(9,019)	$48	$(227,013)	$1,073,809	$(196,406)	$3,455	$653,893

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2024	47,078	(837)	$47	$(25,121)	$1,009,435	$(206,356)	$343	$778,348
Vested restricted stock units	53	—	—	—	1	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(10)	—	—	—	(181)	—	—	(181)
Stock-based compensation	—	—	—	—	14,553	—	—	14,553
Other comprehensive income (Note 11)	—	—	—	—	—	—	1,008	1,008
Net income	—	—	—	—	—	4,812	—	4,812
Balance at March 31, 2025	47,121	(837)	$47	$(25,121)	$1,023,808	$(201,544)	$1,351	$798,541
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net income	$2,916	$4,812
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	1,730	1,397
Depreciation of fixed assets and amortization of intangible assets	21,331	21,168
Amortization of debt issuance costs and debt discount	577	867
Stock-based compensation	13,539	14,553
Changes in contingent consideration	(2,277)	(2,675)
Net accretion of discount on available-for-sale investments	(570)	(1,910)
Other net gains	—	(5,887)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,567)	8,559
Inventories, net	2,491	(8,472)
Prepaid expenses and other assets	(4,537)	(5,201)
Accounts payable	(936)	2,464
Accrued expenses	(10,305)	4,702
Other liabilities	3,288	1,082
Net cash provided by operating activities	25,680	35,459
Investing activities:
Acquisition of GQ Bio Therapeutics GmbH (net of cash acquired)	(335)	(16,702)
Purchases of fixed assets	(2,724)	(8,548)
Purchases of available-for-sale investments	—	(69,629)
Sales of available-for-sale investments	22,500	69,250
Net cash provided by (used in) investing activities	19,441	(25,629)
Financing activities:
Proceeds from exercises of stock options	2	—
Payment of employee withholding taxes on restricted stock unit vests	(4,355)	(181)
Purchase of treasury stock, inclusive of broker fees	(50,045)	—
Repayment of Term loan A facility	—	(2,813)
Repayment of Revolving Credit Facility	(5,000)	—
Net cash used in financing activities	(59,398)	(2,994)
Effect of exchange rate changes on cash and cash equivalents	38	—
Net (decrease) increase in cash and cash equivalents	(14,239)	6,836
Cash and cash equivalents, beginning of period	158,545	276,774
Cash and cash equivalents, end of period	$144,306	$283,610
Supplemental cash flow information:
Cash paid for interest	$1,595	$2,715
Net cash paid for income taxes	$50	$286
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$1,362	$767
Excise tax on share repurchases included in accrued liabilities	$403	$—
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 6

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) deliver innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged six years and older, and postsurgical regional analgesia in adults via (i) an interscalene brachial plexus block in adults; (ii) a sciatic nerve block in the popliteal fossa; or (iii) an adductor canal block in adults for postsurgical pain management (the safety and effectiveness of EXPAREL have not been established to produce postsurgical regional analgesia via other nerve blocks other than an interscalene brachial plexus nerve block, a sciatic nerve block in the popliteal fossa, and an adductor canal block). In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. In April 2019, the Company added iovera®° to its commercial offering with the acquisition of MyoScience, Inc., or MyoScience, (the “MyoScience Acquisition”). The iovera° system is a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve. The Company is also advancing two Phase 2 clinical programs—PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for OA of the knee, and PCRX-2002, a complementary, long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain control. PCRX-201 is the lead program from the Company’s proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, the Company acquired the remaining 81 percent equity interest in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portfolio of HCAd-based assets and research and development talent.
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
NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, and in accordance with the rules and regulations of the United States Securities and Exchange Commission, for interim reporting. Pursuant to these rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).
The condensed consolidated financial statements at March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2025 is derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current presentation. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 7

Stock-Based Compensation
The Company grants performance share units, or PSUs, under its Amended and Restated 2011 Stock Incentive Plan to certain of its employees, including its executive officers. The expense associated with these awards is recognized in the Company’s consolidated statements of operations based on their grant date fair values at the closing price of the Company’s common stock on the date of grant. The expense is recognized over the four-year service period using graded vesting based on the Company’s interim estimates of achievement of a stated performance objective during the one year period subsequent to the grant date. Changes in estimates are recorded on a cumulative catch-up basis. After the one year performance period, the number of shares the employee is entitled to is fixed.
Concentration of Major Customers
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended March 31,
	2026	2025
Largest wholesaler	31%	33%
Second largest wholesaler	26%	26%
Third largest wholesaler	22%	21%
Total	79%	80%
Recent Accounting Pronouncements Not Adopted as of March 31, 2026
In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU amendment improves financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU’s amendments are effective for annual reporting periods beginning after December 31, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. This ASU amendment can be applied on a prospective basis or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software. The ASU amendment removed all references to prescriptive and sequential software development stages (referred to as project stages) throughout Subtopic 350-40. This had been replaced by the requirement to start capitalizing software costs when both of the following occur: (i) management has authorized and committed to funding a software project, and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). The ASU’s amendments are effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The ASU’s amendments may be adopted on a prospective, modified transition approach that is based on the status of a current project and whether software costs were capitalized before the date of adoption or retrospective basis. The Company is currently evaluating the impact of adopting ASU 2025-06 on its consolidated financial statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU is intended to update the guidance in Topic 270 by improving navigability of the required interim disclosures and establishing a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted at any time prior to the effective date and should be applied either
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 8

prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements.
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
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, service fees, government rebates, customer rebates and chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, except for returns, which is based on the expected value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved.
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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 9

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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net product sales:
EXPAREL	$143,274	$136,529
ZILRETTA	26,767	23,338
iovera°	6,176	5,123
Bupivacaine liposome injectable suspension	1,159	2,604
Total net product sales	$177,376	$167,594
NOTE 4—INVENTORIES
The components of inventories, net are as follows (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$39,814	$43,335
Work-in-process	39,879	28,201
Finished goods	70,677	81,327
Total	$150,370	$152,863
NOTE 5—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Machinery and equipment	$163,845	$163,144
Leasehold improvements	77,644	77,450
Computer equipment and software	26,424	26,187
Office furniture and equipment	2,127	2,127
Construction in progress	10,951	9,485
Total	280,991	278,393
Less: accumulated depreciation	(144,710)	(137,703)
Fixed assets, net	$136,281	$140,690
For the three months ended March 31, 2026 and 2025, depreciation expense was $7.0 million and $6.8 million, respectively.
As of March 31, 2026 and December 31, 2025, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located outside of the U.S. in the amount of $41.0 million and $41.9 million, respectively.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 10

As of March 31, 2026 and December 31, 2025, the Company had asset retirement obligations of $4.0 million and $3.9 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
NOTE 6—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing and research facilities at its Science Center Campus in San Diego, California. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services, or Thermo Fisher, for the use of their manufacturing facility in Swindon, U.K. for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees have been allocated to the lease components based on a relative fair value basis. As part of the GQ Bio Acquisition in February 2025, the Company’s European offices were assumed and include an R&D lab and offices in Luckenwalde, Germany.
Between February 2023 and April 2025, the Company had been recognizing sublease income for a portion of office space leased in Burlington, Massachusetts that was assumed as part of the Flexion Acquisition.
The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Fixed lease costs	$3,135	$3,302
Variable lease costs	560	539
Sublease income	—	(57)
Total	$3,695	$3,784
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for operating lease liabilities, net of lease incentives	$3,246	$3,262
Right-of-use assets recorded in exchange for lease obligations	$—	$1,875
The Company has elected to net the reduction of the right-of-use asset and the reduction of the lease liability principal in other liabilities in the condensed consolidated statements of cash flows.
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	March 31,
	2026	2025
Weighted average remaining lease term	4.10 years	5.01 years
Weighted average discount rate	6.89%	6.92%
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 11

Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2026 (remaining nine months)	$9,505
2027	12,298
2028	11,150
2029	11,038
2030	5,839
Thereafter	432
Total future lease payments	50,262
Less: imputed interest	(6,739)
Total operating lease liabilities	$43,523
NOTE 7—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill arose from the GQ Bio Acquisition in February 2025. As of March 31, 2026 and December 31, 2025, the goodwill balance was $19.8 million and $20.2 million, respectively. The change in the goodwill balance from December 31, 2025 was due to $0.4 million in foreign currency translation adjustments.
The Company previously had goodwill resulting from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc, a subsidiary of Molex Asia Holdings Ltd.) in 2007, the MyoScience Acquisition in 2019 and the Flexion Acquisition in 2021. Accumulated goodwill impairment charges through March 31, 2026 were $163.2 million.
Intangible Assets
Intangible assets, net, consists of in-process research and development, or IPR&D, from the GQ Bio Acquisition and Flexion Acquisition, developed technology from the Flexion Acquisition and MyoScience Acquisition and customer relationships from the MyoScience Acquisition are summarized as follows (dollar amounts in thousands):

March 31, 2026	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(270,533)	$319,467	10 years, 5 months
Customer relationships	90	(63)	27	10 years
Total finite-lived intangible assets, net	590,090	(270,596)	319,494
Acquired IPR&D (1)	33,733	—	33,733
Total intangible assets, net	$623,823	$(270,596)	$353,227
(1) The change in the gross carrying value reflects the impact of foreign currency translation adjustments related to the GQ Bio acquired IPR&D.

December 31, 2025	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(256,213)	$333,787	10 years, 5 months
Customer relationships	90	(61)	29	10 years
Total finite-lived intangible assets, net	590,090	(256,274)	333,816
Acquired IPR&D	34,284	—	34,284
Total intangible assets, net	$624,374	$(256,274)	$368,100
Amortization expense on intangible assets was $14.3 million for both the three months ended March 31, 2026 and 2025.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 12

Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $43.0 million for the remaining nine months of 2026, $57.3 million each year from 2027 to 2030, $37.4 million in 2031, $7.9 million in 2032 and $2.2 million in 2033.
NOTE 8—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued selling, general and administrative expenses	$16,409	$17,429
Accrued research and development expenses	7,947	6,129
Accrued production costs	10,891	9,002
Other accrued operating expenses	10,576	12,864
Compensation and benefits	25,812	37,841
Accrued interest	2,308	782
Product returns and wholesaler service fees	11,014	11,554
Total	$84,957	$95,601
NOTE 9—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	March 31,	December 31,
	2026	2025
2.125% Convertible senior notes due May 2029	$281,656	$281,189
Revolving Credit Facility	86,000	91,000
Total	$367,656	$372,189
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
The total debt composition of the 2029 Notes was as follows (in thousands):

	March 31,	December 31,
	2026	2025
2.125% convertible senior notes due May 2029	$287,500	$287,500
Deferred financing costs	(5,844)	(6,311)
Total debt, net of deferred financing costs	$281,656	$281,189
As of March 31, 2026, the 2029 Notes had a market price of $967 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
Prior to the close of business on the business day immediately preceding November 15, 2028, the 2029 Notes are convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price on each applicable trading day; (ii) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 13

the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; or (iv) upon a Company redemption. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders of the 2029 Notes may convert all or a portion of their 2029 Notes, at any time. No sinking fund is provided for the 2029 Notes. As of March 31, 2026, the conditions for conversion were not met. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders may convert their 2029 Notes at any time.
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
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at March 31, 2026 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
The Capped Call Transactions are expected to reduce the potential dilution to the Company’s common stock upon any conversion of the 2029 Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted 2029 Notes, as the case may be, upon any conversion of the 2029 Notes, with such reduction and/or offset subject to a cap. The cap price of the Capped Call Transactions will initially be approximately $53.75 per share, representing a premium of approximately 80% over the closing price of $29.86 per share of the Company’s common stock on May 9, 2024, and is subject to certain adjustments under the terms of the Capped Call Transactions. During the year ended December 31, 2024, the capped call was recorded as a reduction to additional paid-in capital at its cost of $26.7 million, partially offset by a $6.5 million deferred tax asset.
The Capped Call Transactions are separate transactions entered into by the Company with the Option Counterparties, are not part of the terms of the 2029 Notes and will not affect any holder’s rights under the 2029 Notes. Holders of the 2029 Notes will not have any rights with respect to the Capped Call Transactions.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 14

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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2026, the Company was in compliance with all covenants under the Credit Agreement.
During the year ended December 31, 2025, the Company incurred financing fees of approximately $2.1 million which were recorded as a noncurrent other asset on the Company’s condensed consolidated balance sheet. The financing fees are amortized over the term of the Credit Agreement.
Upon entering into the Credit Agreement, the Company borrowed $101.0 million under the Revolving Credit Facility, of which $86.0 million is outstanding as of March 31, 2026 after the Company made repayments of $5.0 million during the three months ended March 31, 2026 and $10.0 million during the year ended December 31, 2025.
As of March 31, 2026, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.25%.
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
On July 3, 2025, the Company used a portion of the $300.0 million of Revolving Credit Facility to repay the remaining indebtedness outstanding under the TLA Credit Agreement, which consisted of $98.8 million and its final interest payment of $0.1 million, and terminated the TLA Credit Agreement. The Company did not incur any prepayment penalties or fees in connection with the termination of the TLA Credit Agreement. The prepayment resulted in a loss on early extinguishment of debt of approximately $1.0 million which was recognized during the three months ended September 30, 2025. Prior to the TLA Credit Agreement extinguishment, the Company made voluntary principal prepayments of $6.6 million during the year ended December 31, 2025.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 15

Convertible Senior Notes Due 2025
In July 2020, the Company completed a private placement of $402.5 million in aggregate principal amount of 0.750% convertible senior notes due 2025, or 2025 Notes, and entered into an indenture with Computershare Corporate Trust, N.A. (formerly Wells Fargo Bank, N.A.), with respect to the 2025 Notes. The 2025 Notes accrued interest at a fixed rate of 0.750% per year, which was payable semiannually in arrears on February 1st and August 1st of each year.
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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$3,122	$3,862
Amortization of debt issuance costs	521	845
Amortization of debt discount	56	22
Capitalized interest (Note 5)	—	(149)
Total	$3,699	$4,580

Effective interest rate on total debt	3.77%	2.85%
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The Revolving Credit Facility reprices within a maximum of three months due to its variable interest rate terms. The fair value of the Company’s Revolving Credit Facility approximates carrying value (Level 2) due to its repricing feature. The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount of equity investments and convertible notes receivable without readily determinable fair values are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 16

At March 31, 2026, the carrying values and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$7,750	$—	$—	$7,750
Convertible notes receivable	$2,500	$—	$—	$2,500
Financial Liabilities:
Acquisition-related contingent consideration	$15,789	$—	$—	$15,789

Financial Liabilities Measured at Amortized Cost:
2.125% convertible senior notes due 2029 (1)	$281,656	$—	$277,998	$—
Revolving Credit Facility	$86,000	$—	$86,000	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $22.60 per share on March 31, 2026, compared to a conversion price of $39.56 per share. At March 31, 2026, as the conversion price was above the stock price, the requirements for conversion have not been met.
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
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. For the equity investments as of March 31, 2026, there have not been any impairments or upward adjustments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2024	$15,877	$11,898	$27,775
Purchases	—	1,250	1,250
Impairments	(4,000)	(7,000)	(11,000)
Realized gain of prior investments (1)	4,189	1,674	5,863
Settled investments (1)	(8,277)	(5,322)	(13,599)
Foreign currency adjustments	(39)	—	(39)
Balance at December 31, 2025	7,750	2,500	10,250
— No activity for the three months ended March 31, 2026 —	—	—	—
Balance at March 31, 2026	$7,750	$2,500	$10,250
(1) In conjunction with the GQ Bio Acquisition, the settlement of the Company’s prior equity investment and notes receivable were part of the fair value of consideration exchanged. Upon acquiring the remaining 81% ownership interest in GQ Bio, the Company remeasured its previously held equity interest to its acquisition-date fair value. The $4.2 million gain resulting from the equity investment was recognized as other, net within the condensed consolidated statement of operations. In settling the notes receivable, the Company recognized $1.7 million in interest income. These gains were included in the condensed consolidated statement of cash flows for three months ended March 31, 2025 within other net (gains) losses.
During the year ended December 31, 2025, an impairment of an equity investment and convertible note receivable totaling $11.0 million was recorded in other, net in the condensed consolidated statements of operations.
In June 2025, the Company invested $1.3 million in a convertible note receivable related to one of its existing early-stage strategic investments.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 17

Acquisition-Related Contingent Consideration
The Company has recognized contingent consideration liability related to the Flexion Acquisition in the amount of $15.8 million and $18.1 million as of March 31, 2026 and December 31, 2025, respectively.
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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended March 31, 2026, the Company recognized contingent consideration gains of $2.3 million due a reduction in the sales forecast through the milestone expiration date of December 31, 2030 and revisions to the latest discount rates. During the three months ended March 31, 2025, the Company recognized contingent consideration gains of $2.7 million due to revisions to the latest discount rates. These adjustments were recorded within other operating (gains) expenses, net in the condensed consolidated statements of operations. At March 31, 2026, the weighted average discount rate was 8.4%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of March 31, 2026
Discount rates	8.3% to 8.6%
Probability of payment for remaining regulatory milestones	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2024	$20,241
Fair value adjustments and accretion	(2,175)
Balance at December 31, 2025	18,066
Fair value adjustments and accretion	(2,277)
Balance at March 31, 2026	$15,789
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income. At March 31, 2026 and December 31, 2025, all of the Company’s short-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments which are measured at fair value using standard industry models with observable inputs, with the exception of U.S. government bonds. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 18

The following summarizes the Company’s available-for-sale investments at March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Commercial paper	$39,965	$1	$(42)	$39,924
Corporate bonds	17,957	—	(7)	17,950
Total	$57,922	$1	$(49)	$57,874

December 31, 2025 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Commercial paper	$54,971	$18	$(13)	$54,976
Corporate bonds	24,881	22	—	24,903
Total	$79,852	$40	$(13)	$79,879
At March 31, 2026, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At March 31, 2026 and December 31, 2025, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.1 million and $0.3 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of March 31, 2026, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 31%, 28% and 18%. At December 31, 2025, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 23% and 17%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of March 31, 2026 and December 31, 2025, there were $0.8 million and $0.7 million of allowances for credit losses on the Company’s accounts receivable, respectively.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 19

NOTE 11—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2025	$97	$4,230	$4,327
Net unrealized loss on investments, net of tax (1)	(57)	—	(57)
Foreign currency translation adjustments	—	(815)	(815)
Balance at March 31, 2026	$40	$3,415	$3,455

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$190	$153	$343
Net unrealized loss on investments, net of tax (1)	(86)	—	(86)
Foreign currency translation adjustments	—	1,094	1,094
Balance at March 31, 2025	$104	$1,247	$1,351
(1) Net of a nominal tax benefit for both the three months ended March 31, 2026 and 2025, respectively.
Share Repurchase Program
On April 17, 2025, the Company announced that its board of directors approved a share repurchase program which authorizes the Company to repurchase up to an aggregate of $300.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026. During the three months ended March 31, 2026, the Company repurchased 2,244,553 shares of its common stock through open market transactions for $50.4 million which included less than $0.1 million of broker fees and $0.4 million of accrued excise tax. As of March 31, 2026, $100.0 million remains available for future repurchases under this authorization.
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
In addition to the Company’s share repurchase plan, during the three months ended March 31, 2026, the Company withheld 210,148 shares of common stock to cover employee tax withholding obligations of $4.4 million for vested restricted stock units. All shares of common stock withheld to cover employee tax withholding obligations are retired and are done so pursuant to the terms of the Company’s stock incentive plans and related equity grant agreements rather than the Company’s share repurchase program. Retired shares of common stock are not available for future issuance under the Company’s stock incentive plans.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 20

NOTE 12—STOCK PLANS
Stock Incentive Plans
The Pacira BioSciences, Inc. Amended and Restated 2011 Stock Incentive Plan, or 2011 Plan, was originally adopted by the Company’s board of directors and approved by its stockholders in June 2011 and was amended and restated in June 2014, June 2016, June 2019, June 2021, June 2023 and June 2025. The 2011 Plan allows for the granting of incentive stock options, non-statutory stock options, restricted stock units, and other stock-based awards—including PSUs.
The Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan, or as amended and restated to date, the A&R Inducement Plan, was originally approved and adopted by the Company’s board of directors in April 2014, pursuant to which awards could be made to new employees as a material inducement to such persons entering into employment with the Company. The A&R Inducement Plan was amended and restated in December 2023, September 2024, January 2025 and January 2026. The January 2026 amendment and restatement added an additional 750,000 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the A&R Inducement Plan to 3,060,000, of which 703,530 shares remained available for issuance as of March 31, 2026, and extended the term of the A&R Inducement Plan such that it will now expire on January 1, 2036. The A&R Inducement Plan allows for the granting of nonstatutory stock options, restricted stock awards and other stock-based awards.
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
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$1,643	$1,716
Research and development	1,830	2,241
Selling, general and administrative	10,066	10,596
Total	$13,539	$14,553

Stock-based compensation from:
Stock options	$3,008	$4,440
Restricted stock units	10,144	9,606
Performance share units	136	—
Employee stock purchase plan share options	251	507
Total	$13,539	$14,553
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 21

Equity Awards
The following tables contain information about the Company’s stock option, RSU and PSU activity for the three months ended March 31, 2026:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2025	6,374,481	$40.65
Granted	113,691	21.14
Exercised	(182)	15.14
Forfeited	(38,254)	30.84
Expired	(167,592)	44.38
Outstanding at March 31, 2026	6,282,144	$40.25

	Number of		Weighted Average Grant Date Fair Value (Per Share)
Stock Awards	Restricted Stock Units	Performance Share Units
Unvested at December 31, 2025	4,160,697	—	$27.87
Granted	2,133,578	202,112	21.78
Vested	(647,390)	—	27.92
Forfeited	(182,266)	—	27.56
Unvested at March 31, 2026	5,464,619	202,112	$25.37
The weighted average fair value of stock options granted during the three months ended March 31, 2026 was $11.53 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumption	Three Months Ended March 31, 2026
Expected dividend yield	None
Risk-free interest rate	3.85%
Expected volatility	57.2%
Expected term of options	5.45 years
Employee Stock Purchase Plan
The Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP, features two six-month offering periods per year, running from January 1 to June 30 and July 1 to December 31. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the three months ended March 31, 2026, no shares were purchased and issued through the ESPP.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 22

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
Potential common shares include the shares of common stock issuable upon the exercise of outstanding stock options, the vesting of RSUs and PSUs and the purchase of shares from the ESPP (using the treasury stock method), if applicable. Potential common shares associated with convertible senior notes are treated under the if-converted method. Adjustments are made to the diluted net income per common share calculation as if the Company had converted the convertible senior notes on the first day of each period presented. Adjustments to the numerator are made to add back the interest expense associated with the convertible senior notes on a post-tax basis. Adjustments to the denominator reflect the number of shares assumed to be convertible at the beginning of the period.
Potential common shares are excluded from the diluted net income per common share computation to the extent they would be antidilutive.
The following table sets forth the computation of basic and diluted net income per common share for the three months ended March 31, 2026 and 2025 (in thousands, except per common share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$2,916	$4,812
Denominator:
Weighted average common shares outstanding—basic	40,461	46,275
Computation of diluted securities:
Dilutive effect of stock options	13	20
Dilutive effect of RSUs	436	227
Dilutive effect of ESPP share options	—	4
Weighted average common shares outstanding—diluted	40,910	46,526
Net income per common share:
Basic and diluted net income per common share	$0.07	$0.10
The following table summarizes the outstanding stock options, RSUs, ESPP share options and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Weighted average number of stock options	6,103	6,677
2025 Notes	—	2,821
Weighted average number of RSUs	1,998	2,363
Weighted average ESPP share options	82	—
Total	8,183	11,861
The table above does not include contingent shares associated with the 2029 Notes being convertible at a premium nor does it include PSUs as their performance targets have not yet been achieved.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 23

NOTE 14—INCOME TAXES
Income before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended March 31,
	2026	2025
Income before income taxes:
Domestic	$4,167	$10,673
Foreign	831	(1,967)
Total income before income taxes	$4,998	$8,706

Income tax expense	$2,082	$3,894
Effective tax rate	42%	45%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results, adjusted for certain discrete tax items.
The Company’s effective tax rate for the three months ended March 31, 2026 was primarily impacted by costs related to non-deductible stock-based compensation and non-deductible executive compensation, partially offset by tax credits.
The Company’s effective tax rate for the three months ended March 31, 2025 was primarily impacted by costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance, partially offset by tax credits.
As of both March 31, 2026 and December 31, 2025, the Company had an income taxes payable balance of $6.1 million that was included in other liabilities within the condensed consolidated balance sheet, related to unrecognized tax benefits. As of both March 31, 2026 and December 31, 2025, the Company had less than $0.1 million of current income taxes payable that was included in accrued expenses within the condensed consolidated balance sheet.
As of March 31, 2026 and December 31, 2025, the Company had income taxes receivable and prepaid income taxes of $7.9 million and $8.2 million, respectively, which were included in prepaid expenses and other current assets within the condensed consolidated balance sheet. The balances include a $4.6 million tax refund claim for estimated federal taxes made prior to the July 2025 enactment of federal legislation known as the One Big Beautiful Bill Act (the “OBBBA”).
U.S. Tax Reform
The OBBBA resulted in changes to U.S. federal income tax law. Significant provisions of the OBBBA include the permanent extension of certain provisions of the 2017 Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. In accordance with ASC 740, Income Taxes, the Company was required to recognize the effect of the tax law changes in the period of enactment, such as remeasuring its estimated U.S. deferred tax assets and liabilities. The Company had $124.6 million of a gross deferred tax asset attributed to unamortized U.S. capitalized research and development costs as of December 31, 2024, of which $62.3 million will be deductible on both its 2025 and 2026 income tax returns. There are no other material impacts to the Company related to the enactment of the OBBBA.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 24

NOTE 15—OTHER OPERATING (GAINS) EXPENSES, NET
Other operating (gains) expenses, net for the three months ended March 31, 2026 and 2025 are summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025
Contingent consideration gains	$(2,277)	$(2,675)
Acquisition-related expenses	—	1,511
Legal settlement	—	7,000
Other	—	351
Total other operating (gains) expenses, net	$(2,277)	$6,187
Flexion Acquisition Contingent Consideration
The Company recognized contingent consideration gains of $2.3 million and $2.7 million during the three months ended March 31, 2026 and 2025, respectively, due to a decrease in the fair value of its contingent consideration liability related to the Flexion Acquisition. See Note 10, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Acquisition-Related Expenses
The Company recognized acquisition-related expenses of $1.5 million during the three months ended March 31, 2025 primarily related to third-party services and legal fees associated with the GQ Bio Acquisition.
Legal Settlement
The Company recognized $7.0 million of costs during the three months ended March 31, 2025 related to the patent infringement suits against the eVenus ANDA Filers (as defined below). For more information, see Note 16, Commitments and Contingencies.
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
A trial was conducted in September 2023. In January 2025, the Court issued its decision, finding that the disputed milestones were not met and therefore granted judgment to the Company in full. In March 2025, the Company filed a motion to recover attorney fees, and the parties subsequently agreed to settle the amount of expenses owed to the Company, whereby Fortis agreed to pay the Company $5.2 million and waived its rights to appeal the decision. A final judgment and order was entered in April 2025. The $5.2 million payment received was accounted for as a recovery of losses and recorded against
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 25

selling, general and administrative expense in the three months ended March 31, 2025 within the condensed consolidated statement of operations, consistent with where the previous expenses were recorded.
eVenus Pharmaceutical Laboratories Litigations
In October 2021, December 2021, April 2023 and May 2024, the Company received Notice Letters advising that eVenus Pharmaceutical Laboratories, Inc., or eVenus, of Princeton, New Jersey, submitted to the United States Food and Drug Administration, or FDA, an Abbreviated New Drug Application, or ANDA, with a Paragraph IV certification seeking authorization for the manufacturing and marketing of a generic bupivacaine liposome injectable suspension in the U.S. prior to the expiration of certain of the Company’s U.S. patents.
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
On April 7, 2025, the Company, along with its operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the eVenus ANDA Filers with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, the Company agreed to provide the eVenus ANDA Filers with a license to the Company’s patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, the Company has agreed to provide the eVenus ANDA Filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of the Company’s expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, the Company paid the eVenus ANDA Filers $7.0 million. This legal settlement cost was recorded within other operating (gains) expenses, net in the three months ended March 31, 2025 in the Company’s condensed consolidated statement of operations.
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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 26

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
Research Development Foundation
Pursuant to an agreement with the Research Development Foundation, or RDF, the Company was required to pay RDF a low single-digit royalty on the collection of revenues from certain products for as long as certain patents assigned to the Company under the agreement remain valid. RDF has the right to terminate the agreement for an uncured material breach by the Company, in connection with its bankruptcy or insolvency or if it directly or indirectly opposes or disputes the validity of the assigned patent rights. The Company’s ‘495 patent was issued on June 15, 2021. Thereafter, RDF asserted that the issuance of that patent extends the Company’s royalty obligations under the agreement until 2041. The Company believes that the royalty period under the agreement ended on December 24, 2021 with the expiration of U.S. Patent No. 9,585,838. Because of the disagreement over the interpretation of the agreement, in December 2021, the Company filed a declaratory judgment lawsuit in the U.S. District Court for the District of Nevada (21-cv-02241). The lawsuit sought a declaration from the court that the Company owed no royalties to RDF with respect to its EXPAREL product after December 24, 2021.
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
In June 2025, the U.S. District Court for the District of Nevada issued judgment in favor of the Company declaring that RDF is required to repay Pacira $23.1 million in royalties on EXPAREL sales that were previously paid under protest. The Nevada Court also awarded Pacira an additional interest payment of $5.2 million in statutory interest on the royalties paid under protest. In July 2025, the Company received a $28.3 million cash payment for which $23.1 million was recorded within other operating (gains) expenses, net and $5.2 million was recorded within interest income in the three months ended September 30, 2025 in the Company’s condensed consolidated statements of operations. In May and September 2025, RDF filed two notices of appeal. A consolidated appeal is pending.
Other Commitments, Contingencies and Commercial Partners
LG Chem
In January 2026, the Company and LG Chem, Ltd., or LG Chem, entered into a partnership agreement to expand access to EXPAREL in select Asian–Pacific markets. Under the terms of the partnership, LG Chem has the exclusive rights to commercialize EXPAREL in the region. The Company received a $2.0 million upfront payment that it will recognize over the license term upon commercialization and will receive a contractually stated price and tiered royalties on future commercial sales by LG Chem in its licensed territories. The Company will manufacture EXPAREL and LG Chem will be responsible for securing regulatory approvals in the licensed territories and plans to file for marketing authorizations in South Korea and Thailand in the second half of 2026.
Johnson & Johnson MedTech
In July 2025, the Company entered into a co-promotion agreement, with Johnson & Johnson MedTech, or J&J MedTech, (the “J&J Agreement”), to market and promote the use of ZILRETTA for OA knee pain in the U.S. J&J MedTech’s specialized early intervention sales force will extend the reach of ZILRETTA beyond orthopedic practices, into multiple new physician specialties, including sports medicine, osteopathy, pain management and rheumatology.
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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 27

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
The Company has successfully completed Part 1 of a Phase 1 pharmacokinetic pediatric study in children aged two to less than six years of age and has completed enrollment for Part 2 of the study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
Contingent Milestone Payments
Refer to Note 10, Financial Instruments, for information on potential contingent milestone payments related to the Flexion Acquisition.
PCRX-201
PCRX-201 (enekinragene inzadenovec) is a novel, locally administered gene therapy product candidate that boosts cellular production of the anti-inflammatory protein interleukin-1 receptor antagonist (IL-1Ra) for treating OA pain in the knee. PCRX-201 was added to the Company’s portfolio as part of the Flexion Acquisition in November 2021. In February 2024, the FDA granted a Regenerative Medicine Advanced Therapy designation to PCRX-201.
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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 28

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
There are significant expense categories and amounts that are regularly provided to the CODM. These expense categories differ from what is disclosed in the Company’s financial results. The table below reconciles the significant expense categories provided to the CODM to the Company’s expenses as disclosed under GAAP (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$177,376	$168,923
Less:
Adjusted cost of goods sold (1)	34,770	32,590
Adjusted research and development (1)	25,362	23,101
Adjusted selling and marketing (1)	58,166	55,571
Adjusted general and administrative (1)	25,712	20,609
Stock-based compensation (1)	13,539	14,553
Amortization of acquired intangible assets	14,322	14,322
Changes in the fair value of contingent consideration	(2,277)	(2,675)
Legal settlement	—	7,000
Other (2)	880	1,862
Total operating expenses	170,474	166,933
Total other (expense) income, net	(1,904)	6,716
Income before income taxes	4,998	8,706
Income tax expense	(2,082)	(3,894)
Net income	$2,916	$4,812
(1) The adjustments are primarily related to stock-based compensation being noted separately as a line item.
(2) During the three months ended March 31, 2026, the remaining other operating expenses relate to a key employee holdback. As part of the GQ Bio Acquisition, $7.8 million related to two employees’ payments will be recognized over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20% at each year’s respective anniversary of the GQ Bio Acquisition. During the three months ended March 31, 2025, the remaining other operating expenses primarily related to acquisition-related charges.
The measure of segment assets is reported on the Company’s consolidated balance sheet as total assets. Substantially all of the Company’s assets are used to support its mission in delivering innovative, non-opioid pain therapies to transform the lives of patients. As of March 31, 2026 and December 31, 2025, the Company’s long-lived assets were primarily located in the U.S. (both 83%), and, to a lesser extent, Germany (both 9%) and the U.K. (both 8%). For information on the Company’s fixed assets, refer to Note 5, Fixed Assets.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 29

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: '5x30', our growth and business strategy, our future outlook, the strength and efficacy of our intellectual property protection and patent terms, our future growth potential and future financial and operating results and trends, our plans, objectives, expectations (financial or otherwise) and intentions, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio and product development programs, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks associated with acquisitions, such as the risk that the acquired businesses and/or assets will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including tariffs, inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension), ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) and iovera®°; the rate and degree of market acceptance of EXPAREL, ZILRETTA and iovera°; the size and growth of the potential markets for EXPAREL, ZILRETTA and iovera° and our ability to serve those markets; our plans to expand the use of EXPAREL, ZILRETTA and iovera° to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA, iovera° and any of our other product candidates, including, but not limited to, PCRX-201 (enekinragene inzadenovec) and PCRX-2002; the commercial success of EXPAREL, ZILRETTA and iovera°; the related timing and success of U.S. Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary high-capacity adenovirus (“HCAd”) vector platform; the approval of the commercialization of our products in other jurisdictions (by either us or our partners); clinical trials in support of an existing or potential HCAd-based product candidate; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company; and the anticipated funding or benefits of our share repurchase program.

The forward-looking statements included in this Quarterly Report on Form 10-Q represent our views as of the filing date of this Quarterly Report on Form 10-Q. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, and as such we anticipate that subsequent events and developments will cause our views to change. Except as required by applicable law, we undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) and in other reports filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” the “Company,” the “Registrant,” “our,” “us” and “we” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 30

Overview
Pacira’s mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. We are focused in two therapeutic areas as defined by the indications within our approved commercial portfolio and the indications we are pursuing within our clinical development pipeline. One area is postsurgical pain control and the second is early intervention osteoarthritis, or OA, pain management. EXPAREL is our long-acting, non-opioid analgesic for postsurgical pain control. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us. ZILRETTA is our extended-release corticosteroid approved to manage OA knee pain. With a single injection, ZILRETTA can significantly reduce knee pain for three months of relief. ZILRETTA is a potential alternative to hyaluronic acid, platelet rich plasma injections or other early intervention treatments. Our other commercial product—iovera°—is a handheld cryoanalgesia device used to deliver a precise, controlled application of cold temperature to targeted nerves, which we sell directly to end users. EXPAREL, ZILRETTA and iovera° are highly complementary products as long-acting, non-opioid therapies that alleviate pain. We are also advancing the two Phase 2 clinical programs—PCRX-201(enekinragene inzadenovec), a novel locally administered gene therapy for knee OA, and PCRX-2002, a complementary, long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain control. are also advancing the development of PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee. PCRX-201 is the lead program from our proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people.

We expect to continue to invest in commercial resources to expand the utilization of EXPAREL, ZILRETTA and iovera°; advance regulatory activities for EXPAREL, ZILRETTA, iovera°, progress our clinical-stage product candidates—including PCRX-201 and PCRX-2002; expand and enhance our commercial manufacturing efficiencies; invest in new products, businesses and technologies through business development; and support legal matters.
Global Economic Conditions, Inflation and Tariffs
Direct and indirect effects of global economic conditions have in the past, and may continue to, negatively impact our business, financial condition and results of operations. Such impacts may include the effect of prolonged periods of inflation, the imposition of tariffs or increases in the prices of commodities, such as fuel, which could, among other things, result in higher costs for raw materials, equipment and other goods and services; cause patients to defer or cancel medical procedures, thereby adversely impacting our revenues; and negatively impact our suppliers, which could result in negative impacts on gross margins, longer lead-times or the inability to procure a sufficient supply of materials.
While we have not experienced a material impact from tariffs to date, the current macroeconomic environment remains dynamic and subject to rapid and potentially material change. Our business may be adversely impacted by ongoing risks associated with global macroeconomic conditions, including international relations and trade disputes. In particular, ZILRETTA and EXPAREL are manufactured by a contract development and manufacturing organization in the United Kingdom, or U.K., and the active pharmaceutical ingredients, or API, for both products are sourced primarily from Europe. On April 2, 2026, the President of the U.S. issued a proclamation under Section 232 of the Trade Expansion Act of 1962, imposing tariffs on certain pharmaceutical products imported to the U.S. This order (the “Presidential Order”) applies to patented pharmaceutical products, associated APIs and other products classified under Harmonized Tariff Schedule (HTS) U.S. codes listed in Annex I. The Presidential Order imposes country-specific tariffs, including 15% tariffs on certain products imported from the European Union, or E.U., Japan, South Korea, Switzerland and Liechtenstein. The order imposes a 10% tariff on products imported from the U.K. with a potential reduction to 0%, subject to a future U.S. and U.K. pharmaceutical pricing agreement. Patented pharmaceutical products imported from certain other countries may be subject to tariffs of up to 100%. As a result of the Presidential Order, we expect tariffs to apply to the API used in EXPAREL, as well as EXPAREL and ZILRETTA product imported from the U.K. We will continue to monitor developments and assess any potential impacts and related trade measures on our business and supply chain.
Such tariffs imposed by the U.S. and/or other countries that are currently in effect, or may take effect in the future, could increase our manufacturing and operating expenses in future periods, including the cost to deliver our products to commercial markets, the cost to source raw materials for the manufacturing of our products and the cost of materials used in our research and development activities. The previous imposition of tariffs and future tariffs impacting our industry, the magnitude of
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 31

response by other countries to such tariffs and the length of time such tariffs are in effect may also increase uncertainty and adversely impact our business.
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
Recent Highlights
•In March 2026, we announced findings from two real-world studies evaluating the economic benefits of EXPAREL in orthopedic procedures, including total knee arthroplasty, or TKA, and spinal fusion. In both studies, EXPAREL was associated with lower total cost of care compared with ropivacaine in one study and standard of care options (non-liposomal bupivacaine) in the other, with reductions observed in both outpatient and inpatient surgical settings. The data was presented at the Orthopaedic Research Society (ORS) 2026 Annual Meeting in Charlotte, North Carolina.
The analyses include two propensity score-matched cohort studies evaluating outcomes on surgery day and throughout 30 days of follow-up in commercial and Medicare Advantage populations. Across both studies, EXPAREL was associated with lower total costs and reductions in select healthcare resource utilization measures. In the spinal fusion study, these reductions were driven primarily by a shorter length of hospital stay.
•In April 2026, we presented three real-world studies supporting the economic value of EXPAREL in total hip arthroplasty, or THA, and TKA procedures performed in hospital outpatient department, or HOPD, setting at the Academy of Managed Care Pharmacy Annual 2026 Meeting in Nashville, Tennessee. Across the analyses, EXPAREL use was associated with lower or comparable total healthcare costs and reduced opioid utilization in certain patient populations over follow-up periods of up to six months.
Select findings include:
• In one study, the use of EXPAREL for THA in HOPDs was associated with lower total healthcare costs over three and six months of post-surgical follow-up.
o More pronounced cost savings for patients with lower back pain as well as reduced opioid usage compared to patients who did not receive liposomal bupivacaine were also observed.
• In the second assessment, EXPAREL use during HOPD TKA was associated with comparable or lower healthcare costs, particularly in teaching hospitals.
• The third assessment was a three-year budget impact analysis, that found that EXPAREL use was associated with a projected cumulative absolute cost difference of $117,868 per one million members by year three compared to ropivacaine in the HOPD Commercial and Medicare Advantage settings, with higher pharmacy acquisition costs offset by reductions in total healthcare expenditures.
•In April 2026, we concluded patient enrollment in our Phase 3 registration study of ZILRETTA for OA pain of the shoulder. We expect to report topline results later this year. If the study is successful, ZILRETTA could be the first product with an on-label indication for OA pain of the shoulder.
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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 32

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
We have successfully completed Part 1 of a pediatric study in children aged two to less than six years of age. We have completed enrollment for Part 2 of the pediatric study in children aged six months to less than two years of age using the same dosage that was utilized in Part 1.
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

We are advancing a Phase 3 registration study to evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder, and concluded patient enrollment in April 2026. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder, which could make ZILRETTA the first product with such an on-label indication.

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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 33

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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 34

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
We have completed patient enrollment in Part A of the study with a total of 49 patients randomized. We expect to initiate Part B of the study around the middle of 2026. Part B will randomize approximately 90 patients. The drug product used in Part B of the study will be manufactured using our newly developed, suspension-based batch manufacturing process intended for commercial scale-up. We expect to report topline results from Part A of the ASCEND study before the end of 2026.
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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 35

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
PCRX-2002
In November 2025, we and AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company specializing in drug delivery, announced an exclusive worldwide license agreement for the development and commercialization of PCRX-2002, an investigative hydrogel designed to deliver both rapid onset and a long-acting analgesia effect. A formulation of the non-opioid analgesic ropivacaine for postsurgical pain, PCRX-2002 is a slow-release, non-opioid local analgesic providing long-acting post-operative pain relief. It is administered via instillation at the time of the surgery and leverages AmacaThera’s innovative hydrogel platform, a fast-gelling physical hydrogel composed of two well-established polymers enabling slow-release while minimizing systemic side effects. It is delivered via a conventional syringe and rapidly forms a depot as it warms to body temperature. In a Phase 1 study, PCRX-2002 demonstrated sustained release of ropivacaine through 14 days. We and AmacaThera expect to initiate a Phase 2 program in 2026.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 36

Product Portfolio and Internal Pipeline
Our current product portfolio and internal product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below:

Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 37

Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenues
Our net product sales are primarily within the U.S. and consist of EXPAREL, ZILRETTA, iovera° and sales of bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to the sale of bupivacaine liposome injectable suspension for veterinary use.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Net product sales:
EXPAREL	$143,274	$136,529	5%
ZILRETTA	26,767	23,338	15%
iovera°	6,176	5,123	21%
Bupivacaine liposome injectable suspension	1,159	2,604	(55)%
Total net product sales	177,376	167,594	6%
Royalty revenue	—	1,329	(100)%
Total revenues	$177,376	$168,923	5%
EXPAREL revenue increased 5% in the three months ended March 31, 2026 versus 2025. Components of the increase included 7% increase in gross vial volume, partially offset by a shift in product mix, and approximately a 1% lower net selling price as group purchasing organization contracting discounts more than offset a price increase.
ZILRETTA revenue increased 15% in the three months ended March 31, 2026 versus 2025 due to an 11% increase in kit volume and a 3% increase in net selling price primarily due to price increases, partially offset by higher customer discounting.
Net product sales of iovera° increased 21% in the three months ended March 31, 2026 versus 2025, driven by increases in Smart Tip volume of 27%, partially offset by decreases in Smart Tip net selling price of 4%.
Bupivacaine liposome injectable suspension revenue decreased 55% in the three months ended March 31, 2026 versus 2025, due to timing of orders placed by our commercial partner for veterinary use. Its related royalties decreased 100% in the three months ended March 31, 2026 versus 2025, due to the product mix.
The following tables provide a summary of activity with respect to our sales-related allowances and accruals related to EXPAREL and ZILRETTA for the three months ended March 31, 2026 and 2025 (in thousands):

March 31, 2026	Returns Allowances	Prompt Payment Discounts	Service Fees	Customer Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2025	$2,159	$1,574	$5,021	$6,394	$1,719	$16,867
Provision	1,254	3,749	6,863	46,972	780	59,618
Payments	(1,475)	(3,567)	(7,008)	(46,638)	(771)	(59,459)
Balance at March 31, 2026	$1,938	$1,756	$4,876	$6,728	$1,728	$17,026

March 31, 2025	Returns Allowances	Prompt Payment Discounts	Service Fees	Customer Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2024	$1,600	$1,308	$4,875	$4,863	$1,707	$14,353
Provision	225	3,384	5,223	35,003	1,094	44,929
Payments	(150)	(3,276)	(6,080)	(36,149)	(1,403)	(47,058)
Balance at March 31, 2025	$1,675	$1,416	$4,018	$3,717	$1,398	$12,224
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 38

Total reductions of gross product sales from sales-related allowances and accruals were $59.6 million and $44.9 million, or 25.1% and 21.1% of gross product sales, for the three months ended March 31, 2026 and 2025, respectively. The overall 4.0% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts and increased product returns due to weather-related disruptions.

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Cost of goods sold	$36,413	$34,306	6%
Gross margin	79%	80%
Gross margin decreased 1% percentage point in the three months ended March 31, 2026 versus 2025 due to higher EXPAREL product costs resulting from lower production volumes. Production volumes were higher in the prior year in order to achieve higher inventory levels to meet increased demand.

Research and Development Expenses
Research and development, or R&D, expenses primarily consist of costs related to clinical trials and related outside services, product development and other R&D costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera°, clinical trials for PCRX-201 and PCRX-2002 and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, toxicology studies, materials and supplies, database management and other third-party fees. Product development and manufacturing capacity expansion expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, development costs related to significant scale-ups of our manufacturing capacity and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information and scientific communication expenses, expenses related to our IGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and performance share units, or PSUs, and our employee stock purchase plan, or ESPP. Additionally, as part of the acquisition of GQ Bio Therapeutics GmbH, or GQ Bio, in February 2025 (the “GQ Bio Acquisition”), expenses related to a key employee holdback are also included in R&D.
The following table provides a breakout of our R&D expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Clinical and preclinical development	$12,870	$12,607	2%
Product development	10,325	8,078	28%
Regulatory and other	3,047	2,416	26%
Stock-based compensation	1,830	2,241	(18)%
Total research and development expense	$28,072	$25,342	11%
% of total revenues	16%	15%
Total R&D expense increased 11% in the three months ended March 31, 2026 versus 2025.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 39

Clinical and preclinical development expense increased 2% in the three months ended March 31, 2026 versus 2025 due to the ongoing enrollment in our ZILRETTA shoulder trial, the EXPAREL pediatric trial and the iovera° spasticity trial, as well as increased Investigator Initiated Trial (IIT) milestones achieved, start-up expenses related to a PCRX-2002 Phase 2 program and additional personnel to support clinical initiatives. These increases were partially offset by the completion of patient enrollment in Part A of our PCRX-201 Phase 2 ASCEND trial for knee OA and completion of an EXPAREL Phase 1 trial for intrathecal administration.
Product development expense increased 28% in the three months ended March 31, 2026 versus 2025 include investing in our HCAd platform—primarily for the PCRX-201 program. In addition, we recorded $0.9 million in the three months ended March 31, 2026 related to a key employee holdback from the GQ Bio Acquisition.
Regulatory and other expense increased 26% in the three months ended March 31, 2026 versus 2025 due to increased publication activities which are largely health economics and outcome studies, as well as additional subjects enrolled in the IGOR registry study.
Stock-based compensation expense decreased 18% in the three months ended March 31, 2026 versus 2025 primarily due to the forfeiture of equity awards in the current period.

Selling, General and Administrative Expenses
Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our commercial, sales, marketing, medical and scientific affairs operations, and insights and analytics. They also include expenses related to the commercialization of our products—including marketing, health outcome communications, provider-level market access, patient reimbursement support and customer educational programs. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. It also includes professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, awards of RSUs, PSUs and our ESPP.
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Sales and marketing	$58,166	$55,571	5%
General and administrative	25,712	20,609	25%
Stock-based compensation	10,066	10,596	(5)%
Total selling, general and administrative expense	$93,944	$86,776	8%
% of total revenues	53%	51%
Total selling, general and administrative expense increased 8% in the three months ended March 31, 2026 versus 2025.
Sales and marketing expense increased 5% in the three months ended March 31, 2026 versus 2025 driven by expanding our marketing, market access and reimbursement teams to strengthen our key commercial capabilities and expand product utilization.
General and administrative expense increased 25% in the three months ended March 31, 2026 versus 2025 primarily driven by a recovery of $5.2 million in legal expenses related to litigation pertaining to the acquisition of MyoScience, Inc. (which occurred in April 2019), during the three months ended March 31, 2025.
Stock-based compensation expense decreased 5% for the three months ended March 31, 2026 versus 2025, primarily due to the prior year equity compensation related our former Chief Executive Officer whose post-employment consulting services ceased in August 2025.
In October 2025, we received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers—The WhiteOak Group, Inc., or WhiteOak, of Rockville, Maryland (a subsidiary of Zhejiang Haichang Biotechnology Co., Ltd.) and Qilu Pharmaceutical (Hainan) Co., Ltd., or Qilu—each advising that they had submitted an Abbreviated New Drug
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 40

Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. In November 2025, we filed a patent infringement suit against WhiteOak and Qilu. As a result, we have incurred and expect to continue to incur additional legal costs to defend our intellectual property, although we cannot predict the extent of costs or the outcome of this matter at this time. For more information, see Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
In addition, we expect to incur additional costs within general and administrative expenses in the second quarter of 2026 related to the solicitation of proxies in connection with a contested election of directors at our 2026 annual meeting of stockholders that we would not otherwise typically incur in the absence of a contested election.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Amortization of acquired intangible assets	$14,322	$14,322	—%
As part of the acquisitions of Flexion Therapeutics, Inc., or Flexion, (in 2021) and MyoScience, Inc. (in 2019), we acquired intangible assets consisting of developed technology intangible assets and customer relationships, with estimated useful lives between 9 and 14 years. For more information, see Note 7, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.

Other Operating (Gains) Expenses, Net
The following table provides a summary of the costs related to the other operating (gains) expenses, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Contingent consideration gains	$(2,277)	$(2,675)	(15)%
Acquisition-related expenses	—	1,511	(100)%
Legal settlement	—	7,000	(100)%
Other	—	351	(100)%
Total other operating (gains) expenses, net	$(2,277)	$6,187	N/A
During the three months ended March 31, 2026 and 2025, total other operating (gains) expenses, net included net gains of $2.3 million and net charges of $6.2 million, respectively.
During the three months ended March 31, 2026, we recognized contingent consideration gains of $2.3 million due to a reduction in the sales forecast reflecting the probability of achieving our remaining Flexion sales-based milestones by December 31, 2030 (the milestone expiration date), and revisions to the latest discount rates. During the three months ended March 31, 2025, we recognized a contingent consideration gain of $2.7 million primarily due to revisions to the latest discount rates.
During the three months ended March 31, 2025, we recognized acquisition-related expenses of $1.5 million primarily related to legal expenses and third-party consulting fees associated with the GQ Bio Acquisition.
During the three months ended March 31, 2025, we recognized legal settlement costs of $7.0 million related to the settlement of the patent infringement suits against eVenus Pharmaceutical Laboratories, Inc., its parent company—Jiangsu Hengrui Pharmaceuticals, Co. Ltd., and Fresenius Kabi USA, LLC.
For more information on these events, see Note 10, Financial Instruments, Note 15, Other Operating (Gains) Expenses, Net and Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 41

Other (Expense) Income, Net
The following table provides information regarding other income, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Interest income	$1,930	$6,895	(72)%
Interest expense	(3,699)	(4,580)	(19)%
Other, net	(135)	4,401	N/A
Total other (expense) income, net	$(1,904)	$6,716	N/A
During the three months ended March 31, 2026 and 2025, total other (expense) income, net included other expense, net of $1.9 million and other income, net of $6.7 million, respectively.
Interest income decreased 72% in the three months ended March 31, 2026 versus 2025 due to interest realized in the prior year on a GQ Bio note receivable investment we had made prior to the GQ Bio Acquisition as well as lower overall investment balances and interest rates.
Interest expense decreased 19% in the three months ended March 31, 2026 versus 2025 primarily due to lower outstanding principal driven by the repayment of the 2025 Notes (as defined herein) in the third quarter of 2025. For more information, see Note 9, Debt, to our condensed consolidated financial statements included herein.
The $4.4 million of other net income during the three months ended March 31, 2025 was primarily due to a realized gain associated with a previously acquired equity investment in GQ Bio that increased in fair value resulting from the GQ Bio Acquisition. For more information, see Note 10, Financial Instruments, to our condensed consolidated financial statements included herein.

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended March 31,		% Increase / (Decrease)

	2026	2025
Income before income taxes	$4,998	$8,706	(43)%
Income tax expense	$2,082	$3,894	(47)%
Effective tax rate	42%	45%
We recorded income tax expense of $2.1 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively.
The effective tax rate of 42% for the three months ended March 31, 2026 differed from the U.S. statutory rate of 21% primarily due to costs related to non-deductible executive compensation and non-deductible stock-based compensation, partially offset by tax credits.
The effective tax rate of 45% for the three months ended March 31, 2025 differed from the U.S. statutory rate of 21% primarily due to costs related to non-deductible executive compensation, non-deductible stock-based compensation and a non-U.S. valuation allowance, partially offset by tax credits.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 42

Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, R&D and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the acquisition of Flexion Therapeutics, Inc. in November 2021 and iovera° as part of the acquisition of MyoScience, Inc. in April 2019. In addition, we acquired GQ Bio in February 2025 to further develop PCRX-201 and establish our HCAd platform. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock and product sales. As of March 31, 2026, we had an accumulated deficit of $196.4 million, cash and cash equivalents and available-for-sale investments of $202.2 million and working capital of $406.2 million.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows Data:	2026	2025
Net cash provided by (used in):
Operating activities	$25,680	$35,459
Investing activities	19,441	(25,629)
Financing activities	(59,398)	(2,994)
Effect of exchange rate changes on cash and cash equivalents	38	—
Net (decrease) increase in cash and cash equivalents	$(14,239)	$6,836
Operating Activities
During the three months ended March 31, 2026, net cash provided by operating activities was $25.7 million, compared to $35.5 million during the three months ended March 31, 2025. The decrease of $9.8 million was primarily attributable to fewer receipts on our accounts receivable due to the extension of payment terms in 2026 and the recovery of $5.2 million in legal expenses received in 2025.
Investing Activities
During the three months ended March 31, 2026, net cash provided by investing activities was $19.4 million, which reflected $22.5 million of inflows from available-for-sale investment sales, partially offset by $2.7 million of capital expenditures.
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
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 43

Financing Activities
During the three months ended March 31, 2026, net cash used in financing activities was $59.4 million, which primarily consisted of $50.0 million in repurchases of common stock under the $300.0 million share repurchase program authorized by our board of directors in April 2025; $5.0 million in repayments of the Revolving Credit Facility (as defined herein); as well as $4.4 million to withhold shares of common stock to cover employee tax withholding obligations on restricted stock unit vests. For more information on our share repurchase program, see Note 11, Stockholders' Equity, to our condensed consolidated financial statements included herein and Part II Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Quarterly Report on Form 10-Q.
During the three months ended March 31, 2025, net cash used in financing activities was $3.0 million, which primarily consisted of a $2.8 million voluntary prepayment associated with the term loan issued under the TLA Credit Agreement (the “TLA Term Loan”).
See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of the TLA Term Loan, 2025 Notes and the Revolving Credit Facility.
Debt
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
At March 31, 2026, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of March 31, 2026, we were in compliance with all covenants under the Credit Agreement.
Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $86.0 million is outstanding as of March 31, 2026 after we made repayments of $5.0 million during the three months ended March 31, 2026.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 44

Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our Revolving Credit Facility and 2029 Notes through the next 12 months from the date of this filing. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to:
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
•the timing of and extent to which the holders of our 2029 Notes elect to convert their 2029 Notes, and the amount of borrowings and interest payments on our Revolving Credit Facility. Per the terms of the 2029 Notes, we will settle the principal in cash. For any excess conversion value, holders may receive cash, shares of our common stock or a combination of cash and shares of our common stock, at our option;
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
•the costs of performing additional clinical trials for our products and product candidates, including the additional pediatric trials required by the FDA and EMA as a condition of the approval of EXPAREL and clinical trials for PCRX-201, PCRX-2002 and other clinical-stage product candidates;
•the costs for the development and commercialization of other product candidates;
•the costs and timing of future payments under our employee benefit plans, including but not limited to our cash long-term incentive plan and non-qualified deferred compensation plan;
•the extent to which we acquire or invest in products, businesses and technologies; and
•the timing and the number of shares of our common stock either repurchased through our $300.0 million share repurchase program announced in April 2025, which has an expiration date of December 31, 2026 or shares withheld to cover employee tax withholding obligations on restricted stock unit vests.
We may require additional debt or equity financing to meet our future operating and capital requirements. We have no committed external sources of funds, and additional equity or debt financing may not be available on acceptable terms, if at all. In particular, capital market disruptions or negative economic conditions may hinder our access to capital.

Critical Accounting Estimates
For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our 2025 Annual Report. There have been no significant changes to our critical accounting policies nor any recently issued accounting pronouncements that are expected to have a material impact on our financial results since December 31, 2025.

Contractual Obligations
There have been no material changes in our contractual obligations relating to our indebtedness, lease obligations and purchase obligations from those reported in our 2025 Annual Report. For more information on our contractual obligations and commercial commitments, see Part II, Item 7 in our 2025 Annual Report.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 45

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at March 31, 2026 by approximately $0.2 million.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of March 31, 2026, the estimated fair value of the 2029 Notes was $967 per $1,000 principal amount. See Note 9, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At March 31, 2026, $287.5 million of principal remains outstanding on the 2029 Notes.
The Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. Each revolving loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to (i) a base rate, plus (ii) a spread based on our Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.25%. Each revolving loan borrowing which is a term benchmark borrowing or daily simple SOFR (as defined in the Credit Agreement) borrowing will bear interest at a rate per annum equal to (i) a forward-looking term rate based on SOFR or a rate determined by reference to the daily simple SOFR, plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.50% to 3.25%. Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $86.0 million is outstanding as of March 31, 2026. As of March 31, 2026, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.25%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $0.9 million based on the balance outstanding for these borrowings as of March 31, 2026.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 46

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

Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 47

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 16, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Item 1A. RISK FACTORS

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2025 Annual Report. The risks described in our 2025 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Registrant

The following table provides information on our share repurchases during the quarter ended March 31, 2026:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2026 – January 31, 2026	577,438	$21.61	577,438	$137,518,643
February 1, 2026 – February 28, 2026	623,899	$22.06	623,899	$123,756,124
March 1, 2026 – March 31, 2026	1,043,216	$22.77	1,043,216	$99,998,365
Total	2,244,553	$22.28	2,244,553	$99,998,365
(1) The average price paid per share excludes less than $0.1 million of broker fees and $0.4 million of excise tax incurred on share repurchases for the three months ended March 31, 2026. The remaining authorization outstanding for repurchases of common stock also excludes the broker fees and excise tax incurred.
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

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 48

Item 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans
The following table shows the “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements” (as each term is defined in Item 408(a) of Regulation S-K) adopted by our directors and executive officers during the quarter ended March 31, 2026. No trading arrangements were terminated by our directors and executive officers during the quarter ended March 31, 2026.

Trading Arrangement
Name and Position	Action	Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Number of Shares to be Sold	Expiration Date

Brendan Teehan Chief Commercial Officer	Adopt	3/5/2026	☒		8,720 (1)	2/26/2027
Lauren Riker Principal Accounting Officer	Adopt	3/12/2026	☒		To Be Determined (2)	12/7/2026
* Intended to satisfy the affirmative defense of Rule 10b5-1(c).
** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) The shares to be sold pursuant to the trading arrangement listed above are dependent on sale prices under the trading arrangement.
(2) The aggregate number of shares to be sold pursuant to the trading arrangement listed above is dependent on, among other things, sale prices under the trading arrangement and the amount of tax withholding required upon the vesting of restricted stock units, and, therefore, is indeterminable at this time.
Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

10.1	Form of Performance Share Unit Agreement under the Amended and Restated 2011 Stock Incentive Plan.* ***

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Denotes management contract or compensatory plan or arrangement.
Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 49

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Date:	April 30, 2026	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 30, 2026	By:	/s/ SHAWN M. CROSS
Shawn M. Cross
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q1 2026 Quarterly Report on Form 10-Q | 50