Form 10-Q
period 2026-06-30
Pacira BioSciences, Inc.
filed 2026-08-04
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 3, 2026, 39,861,886 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
ii

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026

Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 1

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$205,875	$158,545
Short-term available-for-sale investments	45,156	79,879
Accounts receivable, net	132,420	124,069
Inventories, net	134,575	152,863
Assets held for sale	67,337	—
Prepaid expenses and other current assets	29,852	32,618
Total current assets	615,215	547,974
Fixed assets, net	130,277	140,690
Right-of-use assets, net	44,920	41,777
Goodwill	19,642	20,214
Intangible assets, net	285,484	368,100
Deferred tax assets	124,598	123,854
Investments and other assets	23,842	22,308
Total assets	$1,243,978	$1,264,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,509	$15,150
Accrued expenses	93,499	95,601
Lease liabilities	10,298	9,839
Liabilities held for sale	705	—
Total current liabilities	122,011	120,590
Long-term debt, net	363,124	372,189
Lease liabilities	38,695	36,176
Contingent consideration	17,452	18,066
Deferred tax liabilities	4,070	4,213
Other liabilities	26,650	20,572
Total liabilities	572,002	571,806
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 48,840,889 shares issued and 39,822,298 shares outstanding at June 30, 2026 and 47,890,777 shares issued and 41,116,739 shares outstanding at December 31, 2025	49	48
Treasury stock, at cost, inclusive of excise tax and broker fees, 9,018,591 and 6,774,038 shares at June 30, 2026 and December 31, 2025, respectively	(227,013)	(176,565)
Additional paid-in capital	1,087,452	1,064,623
Accumulated deficit	(191,753)	(199,322)
Accumulated other comprehensive income	3,241	4,327
Total stockholders’ equity	671,976	693,111
Total liabilities and stockholders’ equity	$1,243,978	$1,264,917
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 2

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Net product sales	$190,493	$180,347	$367,869	$347,941
Royalty revenue	1,906	752	1,906	2,081
Total revenues	192,399	181,099	369,775	350,022
Operating expenses:
Cost of goods sold (exclusive of amortization of acquired intangible assets)	44,164	40,866	80,577	75,172
Research and development	30,243	28,200	58,315	53,893
Selling, general and administrative	91,809	88,578	185,753	175,354
Amortization of acquired intangible assets	14,322	14,322	28,644	28,644
Other operating expenses, net	7,594	634	5,317	6,470
Total operating expenses	188,132	172,600	358,606	339,533
Income from operations	4,267	8,499	11,169	10,489
Other income (expense):
Interest income	1,944	5,008	3,874	11,903
Interest expense	(3,622)	(4,695)	(7,321)	(9,275)
Other, net	(34)	(10,739)	(169)	(6,338)
Total other expense, net	(1,712)	(10,426)	(3,616)	(3,710)
Income (loss) before income taxes	2,555	(1,927)	7,553	6,779
Income tax benefit (expense)	2,098	(2,920)	16	(6,814)
Net income (loss)	$4,653	$(4,847)	$7,569	$(35)

Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.12	$(0.11)	$0.19	$(0.00)
Weighted average common shares outstanding:
Basic	39,462	45,459	39,961	45,867
Diluted	40,300	45,459	40,605	45,867

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 3

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$4,653	$(4,847)	$7,569	$(35)
Other comprehensive income (loss):
Net unrealized gain (loss) on investments, net of tax	15	(45)	(42)	(131)
Foreign currency translation adjustments	(229)	2,756	(1,044)	3,850
Total other comprehensive (loss) income	(214)	2,711	(1,086)	3,719
Comprehensive income (loss)	$4,439	$(2,136)	$6,483	$3,684

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at March 31, 2026	48,328	(9,019)	$48	$(227,013)	$1,073,809	$(196,406)	$3,455	$653,893
Exercise of stock options	28	—	—	—	457	—	—	457
Vested restricted stock units	559	—	1	—	(1)	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(157)	—	—	—	(3,493)	—	—	(3,493)
Common stock issued under employee stock purchase plan	83	—	—	—	1,722	—	—	1,722
Stock-based compensation	—	—	—	—	14,958	—	—	14,958
Other comprehensive loss (Note 10)	—	—	—	—	—	—	(214)	(214)
Net income	—	—	—	—	—	4,653	—	4,653
Balance at June 30, 2026	48,841	(9,019)	$49	$(227,013)	$1,087,452	$(191,753)	$3,241	$671,976

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at March 31, 2025	47,121	(837)	$47	$(25,121)	$1,023,808	$(201,544)	$1,351	$798,541
Vested restricted stock units	669	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(200)	—	—	—	(5,286)	—	—	(5,286)
Common stock issued under employee stock purchase plan	101	—	—	—	1,569	—	—	1,569
Stock-based compensation	—	—	—	—	15,472	—	—	15,472
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(1,956)	—	(50,394)	—	—	—	(50,394)
Other comprehensive income (Note 10)	—	—	—	—	—	—	2,711	2,711
Net loss	—	—	—	—	—	(4,847)	—	(4,847)
Balance at June 30, 2025	47,691	(2,793)	$48	$(75,515)	$1,035,563	$(206,391)	$4,062	$757,767
See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2025	47,891	(6,774)	$48	$(176,565)	$1,064,623	$(199,322)	$4,327	$693,111
Exercise of stock options	28	—	—	—	459	—	—	459
Vested restricted stock units	1,206	—	1	—	(1)	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(367)	—	—	—	(7,848)	—	—	(7,848)
Common stock issued under employee stock purchase plan	83	—	—	—	1,722	—	—	1,722
Stock-based compensation	—	—	—	—	28,497	—	—	28,497
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(2,245)	—	(50,448)	—	—	—	(50,448)
Other comprehensive loss (Note 11)	—	—	—	—	—	—	(1,086)	(1,086)
Net income	—	—	—	—	—	7,569	—	7,569
Balance at June 30, 2026	48,841	(9,019)	$49	$(227,013)	$1,087,452	$(191,753)	$3,241	$671,976

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2024	47,078	(837)	$47	$(25,121)	$1,009,435	$(206,356)	$343	$778,348
Vested restricted stock units	722	—	1	—	1	—	—	2
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(210)	—	—	—	(5,467)	—	—	(5,467)
Common stock issued under employee stock purchase plan	101	—	—	—	1,569	—	—	1,569
Stock-based compensation	—	—	—	—	30,025	—	—	30,025
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(1,956)	—	(50,394)	—	—	—	(50,394)
Other comprehensive income (Note 11)	—	—	—	—	—	—	3,719	3,719
Net loss	—	—	—	—	—	(35)	—	(35)
Balance at June 30, 2025	47,691	(2,793)	$48	$(75,515)	$1,035,563	$(206,391)	$4,062	$757,767
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$7,569	$(35)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Release of valuation allowance on deferred tax assets	(6,397)	—
Investment impairment	—	11,000
Deferred taxes	5,644	2,149
Depreciation of fixed assets and amortization of intangible assets	42,626	48,490
Amortization of debt issuance costs and debt discount	1,154	1,739
Amortization of cloud computing arrangements	663	186
Stock-based compensation	28,497	30,025
Changes in contingent consideration	(614)	(3,032)
Net accretion of discount on available-for-sale investments	(927)	(3,444)
Other net gains	—	(5,887)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,074)	(1,046)
Inventories, net	8,451	(22,871)
Prepaid expenses and other assets	378	(15,377)
Accounts payable	2,248	9,344
Accrued expenses	1,563	(14,675)
Other liabilities	4,359	10,905
Net cash provided by operating activities	83,140	47,471
Investing activities:
Acquisition of GQ Bio Therapeutics GmbH (net of cash acquired)	(335)	(16,702)
Purchases of fixed assets	(4,060)	(11,245)
Purchases of available-for-sale investments	(3,905)	(74,685)
Sales of available-for-sale investments	39,500	140,416
Purchase of convertible notes receivable investment	—	(1,250)
Net cash provided by investing activities	31,200	36,534
Financing activities:
Proceeds from exercises of stock options	459	—
Proceeds from shares issued under employee stock purchase plan	1,722	1,569
Payment of employee withholding taxes on restricted stock unit vests	(7,848)	(5,466)
Purchase of treasury stock, inclusive of broker fees	(50,045)	(50,039)
Excise taxes paid on treasury stock repurchases	(1,336)	—
Repayment of Term loan A facility	—	(6,563)
Repayment of Revolving Credit Facility	(10,000)	—
Net cash used in financing activities	(67,048)	(60,499)
Effect of exchange rate changes on cash and cash equivalents	38	204
Net increase in cash and cash equivalents	47,330	23,710
Cash and cash equivalents, beginning of period	158,545	276,774
Cash and cash equivalents, end of period	$205,875	$300,484
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 7

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)
	Six Months Ended June 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$6,171	$7,687
Net cash paid for income taxes	$910	$8,233
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$1,506	$1,431
Excise tax on treasury stock repurchases included in accrued liabilities	$403	$354
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 8

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) deliver innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged six years and older, and postsurgical regional analgesia in adults via (i) an interscalene brachial plexus block in adults; (ii) a sciatic nerve block in the popliteal fossa; or (iii) an adductor canal block in adults for postsurgical pain management (the safety and effectiveness of EXPAREL have not been established to produce postsurgical regional analgesia via other nerve blocks other than an interscalene brachial plexus nerve block, a sciatic nerve block in the popliteal fossa, and an adductor canal block). In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. The Company is also advancing two Phase 2 clinical programs—PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for OA of the knee, and PCRX-2002, a complementary, long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain control. PCRX-201 is the lead program from the Company’s proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, the Company acquired the remaining 81 percent equity interest that it did not already own in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portfolio of HCAd-based assets and research and development talent.
Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies and potential generic entrants, reliance on revenue from two commercialized products, reliance on a limited number of wholesalers, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, tariffs, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity.
The Company divested iovera®°, a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve, to Zimmer, Inc., or Zimmer, a subsidiary of Zimmer Biomet Holdings, Inc. on July 31, 2026. For more information, see Note 3, Assets and Liabilities Held for Sale.
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
The condensed consolidated financial statements at June 30, 2026, and for the three and six-month periods ended June 30, 2026 and 2025, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2025 is derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current presentation. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 9

Assets and Liabilities Held for Sale
Assets and liabilities available for sale and expected to be sold within one year are classified as either assets or liabilities held for sale on the condensed consolidated balance sheets at the lower of their carrying value or fair value less any costs to sell. Any loss, or gain up until any previously recorded loss, is recognized in the period in which the held for sale criteria are met. The Company will recognize contingent consideration related to the sale of a business as a gain contingency. Under this policy, contingent consideration is excluded from the initial measurement of gain or loss upon the divestiture of a business and is recognized in earnings when the contingency is resolved and the consideration becomes realizable.
In June 2026, the Company agreed to divest its cryoanalgesia business—including iovera°—to Zimmer and reclassified certain of its assets and liabilities to assets and liabilities held for sale. For more information, refer to Note 3, Assets and Liabilities Held for Sale.
Stock-Based Compensation
The Company grants performance share units, or PSUs, under its Amended and Restated 2011 Stock Incentive Plan to certain of its employees, including its executive officers. The expense associated with these awards is recognized in the Company’s consolidated statements of operations based on their grant date fair values at the closing price of the Company’s common stock on the date of grant. The expense is recognized over a four-year service period using graded vesting based on the Company’s interim estimates of achievement of a stated performance objective during the one year period subsequent to the grant date. Changes in estimates are recorded on a cumulative catch-up basis. After the one year performance period, the number of shares the employee is entitled to is fixed.
Concentration of Major Customers
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Largest wholesaler	30%	31%	31%	32%
Second largest wholesaler	25%	26%	25%	26%
Third largest wholesaler	21%	21%	22%	21%
Total	76%	78%	78%	79%
Recent Accounting Pronouncements Not Adopted as of June 30, 2026
In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU amendment improves financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU’s amendments are effective for annual reporting periods beginning after December 31, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. This ASU amendment can be applied on a prospective basis or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.
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
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 10

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
NOTE 3—ASSETS AND LIABILITIES HELD FOR SALE
In June 2026, the Company and Pacira CryoTech, Inc.—its wholly-owned subsidiary (the “Subsidiary”)—entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Zimmer, a subsidiary of Zimmer Biomet Holdings, Inc. Pursuant to the Purchase Agreement, the Company agreed to divest to Zimmer (i) all of the issued and outstanding capital stock of the Subsidiary and (ii) certain assets and liabilities of the Company and certain of its subsidiaries relating to the Company’s handheld cryoanalgesia devices and related products—including iovera° (the “Transaction”)—for up to $140.0 million, including an upfront payment of $70.0 million, subject to customary adjustments for cash, accounts receivable, indebtedness, transaction expenses and inventory.
In June 2026, the iovera° assets and liabilities included in the Purchase Agreement were reclassified to assets and liabilities held for sale due to meeting the required held for sale criteria. As of June 30, 2026, assets held for sale of $67.3 million consisted of $53.3 million of intangible assets, $9.8 million of inventory, $3.7 million of accounts receivable and $0.5 million of fixed assets, net of depreciation. As of June 30, 2026, liabilities held for sale of $0.7 million consisted of accrued expenses. The Company determined that the held for sale disposal group was not impaired because its fair value less the cost to sell exceeded its carrying value.
The Purchase Agreement provides for potential contingent consideration of up to an additional $70.0 million in the aggregate, payable upon the achievement of the following revenue-based milestones (in each case, excluding any net revenue previously applied towards the achievement of any other milestone threshold) up to and through the period ending December 31, 2031:
•If net revenue from the sale of the current version of iovera° available for sale to end users as of the closing date of the Transaction (the “Business Products”) during any of the five (5) calendar year periods commencing on January 1, 2027 through December 31, 2031 (each an “Applicable Milestone Period”) equals or exceeds $50.0 million, the Company will receive $18.5 million.
•If net revenue from the sale of the Business Products during any Applicable Milestone Period equals or exceeds $60.0 million, the Company will receive $23.5 million.
•If net revenue from the sale of the Business Products during any Applicable Milestone Period equals or exceeds $70.0 million, the Company will receive $28.0 million.
•If net revenue from the sale of the Business Products during any single year equals or exceeds the sum of any two or more milestones, then the highest applicable milestone payment shall be paid with respect to such year.
The Company determined that execution of the Purchase Agreement did not qualify as discontinued operations since it did not have a major effect on the Company’s operations and financial results.
The Transaction closed on July 31, 2026 in which the Company received cash of $73.6 million, after customary purchase price adjustments. The $70.0 million of additional contingent milestones will be recognized in the period if and when they are each earned. As part of the Transaction, there are $2.2 million of transaction bonuses payable to certain employees of the Company that were hired by Zimmer at close that the Company will record as an expense in the third quarter of 2026. The $2.2 million of transaction bonuses will be paid by Zimmer.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 11

Upon the close of the Transaction on July 31, 2026, the Company entered into a transitional services arrangement, pursuant to which the Company will provide recordkeeping and other services; a development and commercialization agreement, pursuant to which both parties intend to continue the label expansion of iovera° in the field of spasticity through United States Food and Drug Administration, or FDA, approval; and a sublease agreement, all of which are expected to operate through 2028.
NOTE 4—REVENUE
Revenue from Contracts with Customers
The Company’s net product sales are primarily within the U.S. and consist of EXPAREL, ZILRETTA, and sales of bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of the Company’s bupivacaine liposome injectable suspension for veterinary use. In June 2026, the Company entered into the Purchase Agreement with Zimmer to divest iovera°. The Transaction closed on July 31, 2026, and as such, the Company will no longer recognize revenue associated with iovera° after this date. For additional information, see Note 3, Assets and Liabilities Held for Sale. The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following disclosure is limited to revenue associated with net product sales of EXPAREL and ZILRETTA.
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
Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to Department of Veterans Affairs hospitals, participating GPO members, 340B qualified entities and other contracted customers at prices lower than the list price. The 340B Drug Discount Program is a U.S. federal government program that requires participating drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at reduced prices. Customers claim the difference between the amount invoiced and the discounted selling price through a chargeback issued by a wholesaler. Reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are determined at the time of sale and the Company generally issues credits for such amounts within weeks of receiving notification from a wholesaler. Reserves for chargebacks consist of anticipated credits the Company expects to issue based on expected units sold and chargebacks that customers have claimed for which credits have not yet been issued.
The calculation for some of these items requires management to make estimates based on sales data, historical return data, contracts, statutory requirements and other related information that may become known in the future. The adequacy of these provisions is reviewed on a quarterly basis.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 12

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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net product sales:
EXPAREL	$147,823	$142,917	$291,097	$279,446
ZILRETTA	32,648	31,334	59,415	54,672
iovera° (1)	6,806	5,588	12,982	10,711
Bupivacaine liposome injectable suspension	3,216	508	4,375	3,112
Total net product sales	$190,493	$180,347	$367,869	$347,941
(1) In June 2026, the Company entered into the Purchase Agreement with Zimmer to divest iovera°. The Transaction closed on July 31, 2026, after which the Company will no longer recognize revenue associated with iovera°. For more information, see Note 3, Assets and Liabilities Held for Sale.
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$28,160	$43,335
Work-in-process	38,096	28,201
Finished goods	68,319	81,327
Total	$134,575	$152,863
In June 2026, $9.8 million of inventories related to iovera°, comprised of $5.6 million of raw materials, $1.2 million of work-in-process and $3.0 million of finished goods, were reclassified to assets held for sale in conjunction with entering into the Purchase Agreement with Zimmer. For more information, see Note 3, Assets and Liabilities Held for Sale.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 13

NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Machinery and equipment	$162,840	$163,144
Leasehold improvements	77,653	77,450
Computer equipment and software	26,979	26,187
Office furniture and equipment	2,101	2,127
Construction in progress	11,584	9,485
Total	281,157	278,393
Less: accumulated depreciation	(150,880)	(137,703)
Fixed assets, net	$130,277	$140,690
In June 2026, $0.5 million of fixed assets related to iovera°, comprised of $0.5 million of machinery and equipment, net, along with nominal amounts of computer equipment and software, net, and office furniture and equipment, net, were reclassified to assets held for sale in conjunction with entering into the Purchase Agreement with Zimmer. Depreciation on these fixed assets ceased being recorded at the time the assets were classified as held for sale. For more information, see Note 3, Assets and Liabilities Held for Sale.
For the three and six months ended June 30, 2026, depreciation expense was $7.0 million and $14.0 million, respectively. For the three and six months ended June 30, 2025, depreciation expense was $13.0 million and $19.8 million, respectively.
The Company recognized $5.5 million of accelerated depreciation expense during the three and six months ended June 30, 2025 as a result of decommissioning its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California. The Company continues to operate its 200-liter EXPAREL batch manufacturing suite at the same facility.
As of June 30, 2026 and December 31, 2025, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located outside of the U.S. in the amount of $38.0 million and $41.9 million, respectively.
As of June 30, 2026 and December 31, 2025, the Company had asset retirement obligations of $4.1 million and $3.9 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL and iovera° handpiece manufacturing and research facilities at its Science Center Campus in San Diego, California. In April 2025, the Company moved its principal executive offices and corporate headquarters to Brisbane, California and in June 2026, the Company entered into a new lease in Brisbane, California to retain this office through 2036. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services, or Thermo Fisher, for the use of their manufacturing facility in Swindon, U.K. for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees have been allocated to the lease components based on a relative fair value basis. As part of the GQ Bio Acquisition in February 2025, the Company assumed GQ Bio’s European offices that include a research and development lab and offices in Luckenwalde, Germany.
Between February 2023 and April 2025, the Company had been recognizing sublease income for a portion of office space leased in Burlington, Massachusetts that was assumed as part of the Flexion Acquisition.
In June 2026, the Company entered into the Purchase Agreement with Zimmer to divest iovera°. The Transaction closed on July 31, 2026, upon which the Company also entered into a sublease agreement through 2028. For more information, see Note 3, Assets and Liabilities Held for Sale.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 14

The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fixed lease costs	$3,188	$3,232	$6,323	$6,534
Variable lease costs	620	576	1,180	1,115
Sublease income	—	(19)	—	(76)
Total	$3,808	$3,789	$7,503	$7,573
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for operating lease liabilities, net of lease incentives	$6,466	$6,458
Right-of-use assets recorded in exchange for lease obligations	$7,962	$1,875
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	June 30,
	2026	2025
Weighted average remaining lease term	4.94 years	4.79 years
Weighted average discount rate	6.98%	6.91%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2026 (remaining six months)	$6,284
2027	13,268
2028	12,239
2029	12,159
2030	6,995
Thereafter	8,020
Total future lease payments	58,965
Less: imputed interest	(9,972)
Total operating lease liabilities	$48,993
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 15

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill arose from the GQ Bio Acquisition in February 2025. As of June 30, 2026 and December 31, 2025, the goodwill balance was $19.6 million and $20.2 million, respectively. The change in the goodwill balance from December 31, 2025 was due to $0.6 million in foreign currency translation adjustments.
The Company previously had goodwill resulting from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc, a subsidiary of Molex Asia Holdings Ltd.) in 2007, the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in 2019 and the Flexion Acquisition in 2021. Accumulated goodwill impairment charges through June 30, 2026 were $163.2 million.
Intangible Assets
Intangible assets, net, consists of in-process research and development, or IPR&D, from the GQ Bio Acquisition and Flexion Acquisition, developed technology from the Flexion Acquisition and MyoScience Acquisition and customer relationships from the MyoScience Acquisition. In June 2026, $53.2 million, net, of developed technologies and a nominal amount of customer relationships related to iovera° from the MyoScience Acquisition were reclassified to assets held for sale in conjunction with entering into the Purchase Agreement with Zimmer. Amortization on these intangible assets ceased being recorded at the time the assets were classified as held for sale. For more information, see Note 3, Assets and Liabilities Held for Sale.
Intangible assets, net, as of June 30, 2026 are summarized as follows (dollar amounts in thousands):

June 30, 2026	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$480,000	$(228,085)	$251,915	9 years, 9 months
Acquired IPR&D (1)	33,569	—	33,569
Total intangible assets, net	$513,569	$(228,085)	$285,484
(1) The change in the gross carrying value compared to December 31, 2025 reflects the impact of foreign currency translation adjustments related to the IPR&D acquired from the GQ Bio Acquisition.

December 31, 2025	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$590,000	$(256,213)	$333,787	10 years, 5 months
Customer relationships	90	(61)	29	10 years
Total finite-lived intangible assets, net	590,090	(256,274)	333,816
Acquired IPR&D	34,284	—	34,284
Total intangible assets, net	$624,374	$(256,274)	$368,100
Amortization expense on intangible assets was $14.3 million for both the three months ended June 30, 2026 and 2025. Amortization expense on intangible assets was $28.6 million for both the six months ended June 30, 2026 and 2025.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $24.7 million for the remaining six months of 2026, $49.4 million each year from 2027 to 2030, and $29.5 million in 2031.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 16

NOTE 9—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued selling, general and administrative expenses	$26,080	$17,429
Accrued research and development expenses	8,243	6,129
Accrued production costs	10,494	9,002
Other accrued operating expenses	8,235	12,864
Compensation and benefits	26,987	37,841
Accrued interest	778	782
Product returns and wholesaler service fees	12,682	11,554
Total	$93,499	$95,601
In June 2026, $0.7 million of accrued expenses related to iovera°, comprised of $0.5 million of other accrued operating expenses and $0.2 million of product returns and wholesaler services, were reclassified to liabilities held for sale in conjunction with entering into the Purchase Agreement with Zimmer. For more information, see Note 3, Assets and Liabilities Held for Sale.
NOTE 10—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	June 30,	December 31,
	2026	2025
2.125% Convertible senior notes due May 2029	$282,124	$281,189
Revolving Credit Facility	81,000	91,000
Total	$363,124	$372,189
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
The total debt composition of the 2029 Notes was as follows (in thousands):

	June 30,	December 31,
	2026	2025
2.125% convertible senior notes due May 2029	$287,500	$287,500
Deferred financing costs	(5,376)	(6,311)
Total debt, net of deferred financing costs	$282,124	$281,189
As of June 30, 2026, the 2029 Notes had a market price of $999 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
Prior to the close of business on the business day immediately preceding November 15, 2028, the 2029 Notes are convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price on each applicable trading
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 17

day; (ii) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; or (iv) upon a Company redemption. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders of the 2029 Notes may convert all or a portion of their 2029 Notes, at any time. No sinking fund is provided for the 2029 Notes. As of June 30, 2026, the conditions for conversion were not met.
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
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at June 30, 2026 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 18

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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
During the year ended December 31, 2025, the Company incurred financing fees of approximately $2.1 million which were recorded as a noncurrent other asset on the Company’s condensed consolidated balance sheet. The financing fees are amortized over the term of the Credit Agreement.
Upon entering into the Credit Agreement, the Company borrowed $101.0 million under the Revolving Credit Facility, of which $81.0 million is outstanding as of June 30, 2026 after the Company made repayments of $10.0 million during the six months ended June 30, 2026 and $10.0 million during the year ended December 31, 2025.
As of June 30, 2026, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.72%.
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
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 19

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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$3,045	$3,823	$6,167	$7,685
Amortization of debt issuance costs	521	849	1,042	1,694
Amortization of debt discount	56	23	112	45
Capitalized interest (Note 6)	—	—	—	(149)
Total	$3,622	$4,695	$7,321	$9,275

Effective interest rate on total debt	3.72%	3.09%	3.75%	3.10%
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
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The Revolving Credit Facility reprices within a maximum of three months due to its variable interest rate terms. The fair value of the Company’s Revolving Credit Facility approximates carrying value (Level 2) due to its repricing feature. The fair value of the Company’s convertible senior notes are calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount of equity investments and convertible notes receivable without readily determinable fair values included in investments and other assets on the consolidated balance sheet are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 20

At June 30, 2026, the carrying values and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$7,750	$—	$—	$7,750
Convertible notes receivable	$2,500	$—	$—	$2,500
Financial Liabilities:
Acquisition-related contingent consideration	$17,452	$—	$—	$17,452

Financial Liabilities Measured at Amortized Cost:
2.125% convertible senior notes due 2029 (1)	$282,124	$—	$287,322	$—
Revolving Credit Facility	$81,000	$—	$81,000	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $25.37 per share on June 30, 2026, compared to a conversion price of $39.56 per share. At June 30, 2026, as the conversion price was above the stock price, the requirements for conversion have not been met.
Certain assets and liabilities are measured at fair value on a non-recurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed impaired. The fair value in these instances would be determined using Level 3 inputs.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Equity and Convertible Note Investments
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. For the equity investments as of June 30, 2026, there have not been any impairments or upward adjustments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2024	$15,877	$11,898	$27,775
Purchases	—	1,250	1,250
Impairments	(4,000)	(7,000)	(11,000)
Realized gain of prior investments (1)	4,189	1,674	5,863
Settled investments (1)	(8,277)	(5,322)	(13,599)
Foreign currency adjustments	(39)	—	(39)
Balance at December 31, 2025	7,750	2,500	10,250
— No activity for the six months ended June 30, 2026 —	—	—	—
Balance at June 30, 2026	$7,750	$2,500	$10,250
(1) In conjunction with the GQ Bio Acquisition, the settlement of the Company’s prior equity investment and notes receivable were part of the fair value of consideration exchanged. Upon acquiring the remaining 81% ownership interest in GQ Bio, the Company remeasured its previously held equity interest to its acquisition-date fair value. The $4.2 million gain resulting from the equity investment was recognized as other, net within the condensed consolidated statement of operations. In settling the notes receivable, the Company recognized $1.7 million in interest income. These gains were included in the condensed consolidated statement of cash flows for the six months ended June 30, 2025 within other net gains.
During the year ended December 31, 2025, an impairment of an equity investment and convertible note receivable totaling $11.0 million was recorded in other, net in the condensed consolidated statements of operations.
In June 2025, the Company invested $1.3 million in a convertible note receivable related to one of its existing early-stage strategic investments.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 21

Acquisition-Related Contingent Consideration
The Company has recognized a contingent consideration liability related to the Flexion Acquisition in the amount of $17.5 million and $18.1 million as of June 30, 2026 and December 31, 2025, respectively.
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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three months ended June 30, 2026, the Company recognized contingent consideration charges of $1.7 million due to revisions to the latest discount rates. During the six months ended June 30, 2026, the Company recognized contingent consideration gains of $0.6 million due to a reduction in its sales forecast through the milestone expiration date of December 31, 2030, partially offset by revisions to the latest discount rates. During the three and six months ended June 30, 2025, the Company recognized contingent consideration gains of $0.4 million and $3.0 million, respectively, due to revisions to the latest discount rates. These adjustments were recorded within other operating expenses, net in the condensed consolidated statements of operations. At June 30, 2026, the weighted average discount rate was 7.8%.
The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of June 30, 2026
Discount rates	7.6% to 8.1%
Probability of payment for remaining regulatory milestones	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2024	$20,241
Fair value adjustments and accretion	(2,175)
Balance at December 31, 2025	18,066
Fair value adjustments and accretion	(614)
Balance at June 30, 2026	$17,452
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income (loss). At June 30, 2026 and December 31, 2025, all of the Company’s short-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments which are measured at fair value using standard industry models with observable inputs, with the exception of U.S. government bonds. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 22

The following summarizes the Company’s available-for-sale investments at June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Commercial paper	$27,158	$—	$(24)	$27,134
Corporate bonds	18,027	—	(5)	18,022
Total	$45,185	$—	$(29)	$45,156

December 31, 2025 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Commercial paper	$54,971	$18	$(13)	$54,976
Corporate bonds	24,881	22	—	24,903
Total	$79,852	$40	$(13)	$79,879
At June 30, 2026, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At June 30, 2026 and December 31, 2025, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was $0.2 million and $0.3 million, respectively.
Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of June 30, 2026, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 27% and 17%, which excludes the amounts that were reclassified to assets held for sale in conjunction with entering into the Purchase Agreement with Zimmer (for more information, see Note 3, Assets and Liabilities Held for Sale). At December 31, 2025, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 23% and 17%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of June 30, 2026, the allowance for credit losses on the Company’s accounts receivable was not material. As of December 31, 2025, there were $0.7 million of allowances for credit losses on the Company’s accounts receivable.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 23

NOTE 12—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2025	$97	$4,230	$4,327
Net unrealized loss on investments, net of tax (1)	(42)	—	(42)
Foreign currency translation adjustments	—	(1,044)	(1,044)
Balance at June 30, 2026	$55	$3,186	$3,241

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$190	$153	$343
Net unrealized loss on investments, net of tax (1)	(131)	—	(131)
Foreign currency translation adjustments	—	3,850	3,850
Balance at June 30, 2025	$59	$4,003	$4,062
(1) Net of a nominal tax benefit for both the six months ended June 30, 2026 and 2025, respectively.
Share Repurchase Program
On April 17, 2025, the Company announced that its board of directors approved a share repurchase program which authorizes the Company to repurchase up to an aggregate of $300.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026. During the six months ended June 30, 2026, the Company repurchased 2,244,553 shares of its common stock through open market transactions for $50.4 million which included less than $0.1 million of broker fees and $0.4 million of accrued excise tax. As of June 30, 2026, $100.0 million remains available for future repurchases under this authorization.
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
In addition to the Company’s share repurchase plan, during the six months ended June 30, 2026, the Company withheld 366,650 shares of common stock to cover employee tax withholding obligations of $7.8 million for vested restricted stock units. All shares of common stock withheld to cover employee tax withholding obligations are retired and are done so pursuant to the terms of the Company’s stock incentive plans and related equity grant agreements rather than the Company’s share repurchase program. Retired shares of common stock are not available for future issuance under the Company’s stock incentive plans.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 24

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
The Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan, or as amended and restated to date, the A&R Inducement Plan, was originally approved and adopted by the Company’s board of directors in April 2014, pursuant to which awards could be made to new employees as a material inducement to such persons entering into employment with the Company. The A&R Inducement Plan was amended and restated in December 2023, September 2024, January 2025 and January 2026. The January 2026 amendment and restatement added an additional 750,000 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the A&R Inducement Plan to 3,060,000, of which 703,390 shares remained available for issuance as of June 30, 2026, and extended the term of the A&R Inducement Plan such that it will now expire on January 1, 2036. The A&R Inducement Plan allows for the granting of nonstatutory stock options, restricted stock awards and other stock-based awards.
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
Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$1,809	$1,682	$3,452	$3,398
Research and development	2,605	2,407	4,435	4,648
Selling, general and administrative	10,544	11,383	20,610	21,979
Total	$14,958	$15,472	$28,497	$30,025

Stock-based compensation from:
Stock options	$2,941	$4,309	$5,949	$8,749
Restricted stock units	11,159	10,681	21,303	20,287
Performance share units	560	—	696	—
Employee stock purchase plan share options	298	482	549	989
Total	$14,958	$15,472	$28,497	$30,025
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 25

Equity Awards
The following tables contain information about the Company’s stock option, RSU and PSU activity for the six months ended June 30, 2026:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2025	6,374,481	$40.65
Granted	300,603	22.56
Exercised	(27,947)	16.44
Forfeited	(90,771)	26.77
Expired	(432,996)	44.61
Outstanding at June 30, 2026	6,123,370	$39.79

	Number of		Weighted Average Grant Date Fair Value (Per Share)
Stock Awards	Restricted Stock Units	Performance Share Units
Unvested at December 31, 2025	4,160,697	—	$27.87
Granted	2,245,413	202,112	21.86
Vested	(1,205,978)	—	30.60
Forfeited	(355,041)	—	26.00
Unvested at June 30, 2026	4,845,091	202,112	$24.43
The weighted average fair value of stock options granted during the six months ended June 30, 2026 was $12.58 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumptions	Six Months Ended June 30, 2026
Expected dividend yield	None
Risk-free interest rate	4.10%
Expected volatility	56.6%
Expected term of options	5.74 years
Employee Stock Purchase Plan
In June 2026, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. The ESPP was amended to increase the number of shares of common stock that may be sold under the ESPP by an additional 800,000 shares, bringing the total amount of shares reserved for issuance under the ESPP to 1,800,000, of which 869,062 shares remained available for issuance as of June 30, 2026, and extended the term of the ESPP such that it will now expire on June 9, 2036.
The ESPP features two six-month offering periods per year, running from January 1st to June 30th and July 1st to December 31st. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the six months ended June 30, 2026, 82,837 shares were purchased and issued through the ESPP.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 26

NOTE 14—NET INCOME (LOSS) PER COMMON SHARE
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
The following table sets forth the computation of basic and diluted net income (loss) per common share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per common share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$4,653	$(4,847)	$7,569	$(35)
Denominator:
Weighted average common shares outstanding—basic	39,462	45,459	39,961	45,867
Computation of diluted securities:
Dilutive effect of stock options	30	—	21	—
Dilutive effect of RSUs	808	—	623	—
Weighted average common shares outstanding—diluted	40,300	45,459	40,605	45,867
Net income (loss) per common share:
Basic and diluted net income (loss) per common share	$0.12	$(0.11)	$0.19	$(0.00)
The following table summarizes the outstanding stock options, RSUs, ESPP share options and convertible senior notes that were excluded from the diluted net income (loss) per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average number of stock options	5,956	6,858	6,029	6,921
2025 Notes	—	2,821	—	2,821
Weighted average number of RSUs	2,256	4,703	2,127	4,417
Weighted average ESPP share options	83	101	83	102
Total	8,295	14,483	8,239	14,261
The table above does not include contingent shares associated with the 2029 Notes being convertible at a premium, nor does it include PSUs as their performance targets have not yet been achieved.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 27

NOTE 15—INCOME TAXES
Income (loss) before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) before income taxes:
Domestic	$5,946	$(4,214)	$10,113	$6,459
Foreign	(3,391)	2,287	(2,560)	320
Total income (loss) before income taxes	$2,555	$(1,927)	$7,553	$6,779

Income tax benefit (expense)	$2,098	$(2,920)	$16	$(6,814)
Effective tax rate	(82)%	(152)%	—%	101%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results, adjusted for certain discrete tax items.
The Company’s effective tax rate for the three and six months ended June 30, 2026 was primarily impacted by the reversal of its U.K. operating subsidiary’s valuation allowance, partially offset by costs related to non-deductible stock-based compensation and non-deductible executive compensation.
The Company’s effective tax rate for the three and six months ended June 30, 2025 was primarily impacted by costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance.
During the second quarter of 2026, the Company recorded a discrete benefit of $6.4 million resulting from a change in judgment regarding future-year realizability of deferred tax assets in its U.K. operations, primarily related to fixed asset temporary differences. The reduction reflects management’s conclusion, based on all available positive and negative evidence, that realization of the U.K. deferred tax assets is more likely than not. As a result, the discrete benefit significantly reduced the Company’s effective tax rate for the three and six months ending June 30, 2026.
In June 2026, the Company entered into the Purchase Agreement with Zimmer to divest the Company’s iovera° business. The Transaction closed on July 31, 2026. The parties agreed to treat the transaction as a deemed asset sale for U.S. federal income tax purposes through an election under Section 338(h)(10) of the Internal Revenue Code. As the Transaction closed subsequent to June 30, 2026, the income tax effects of the transaction, including changes in the valuation allowance for capital-loss carryforwards, were not recognized in the income tax provisions for the three and six months ending June 30, 2026. For more information on the divestiture of iovera°, see Note 3, Assets and Liabilities Held for Sale.
As of both June 30, 2026 and December 31, 2025, the Company had an income taxes payable balance of $6.1 million that was included in other liabilities within the condensed consolidated balance sheet, related to unrecognized tax benefits. As of both June 30, 2026 and December 31, 2025, the Company had less than $0.1 million of current income taxes payable that was included in accrued expenses within the condensed consolidated balance sheet.
As of June 30, 2026 and December 31, 2025, the Company had income taxes receivable and prepaid income taxes of $8.4 million and $8.2 million, respectively, which were included in prepaid expenses and other current assets within the condensed consolidated balance sheet. The balances include a $4.6 million tax refund claim for estimated federal taxes made prior to the July 2025 enactment of federal legislation known as the One Big Beautiful Bill Act (the “OBBBA”).
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
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 28

NOTE 16—OTHER OPERATING EXPENSES, NET
Other operating expenses, net for the six months ended June 30, 2026 and 2025 are summarized below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Divestiture-related expenses	$5,931	$—	$5,931	$—
Contingent consideration charges (gains)	1,663	(357)	(614)	(3,032)
Acquisition-related expenses	—	991	—	2,502
Legal settlement	—	—	—	7,000
Total other operating expenses, net	$7,594	$634	$5,317	$6,470
Divestiture-Related Expenses
The Company recognized divestiture-related expenses of $5.9 million during the three and six months ended June 30, 2026, primarily related to third-party services and legal fees associated with divesting iovera° to Zimmer. For more information, see Note 3, Assets and Liabilities Held for Sale.
Flexion Acquisition Contingent Consideration
The Company recognized contingent consideration charges of $1.7 million and gains of $0.6 million during the three and six months ended June 30, 2026, respectively. The Company recognized contingent consideration gains of $0.4 million and $3.0 million during the three and six months ended June 30, 2025, respectively. See Note 11, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Acquisition-Related Expenses
The Company recognized acquisition-related expenses of $1.0 million and $2.5 million during the three and six months ended June 30, 2025, respectively, primarily related to third-party services and legal fees associated with the GQ Bio Acquisition.
Legal Settlement
The Company recognized $7.0 million of costs during the six months ended June 30, 2025 related to the patent infringement suits against the eVenus ANDA Filers (as defined below). For more information, see Note 17, Commitments and Contingencies.
NOTE 17—COMMITMENTS AND CONTINGENCIES
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
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 29

A trial was conducted in September 2023. In January 2025, the Court issued its decision, finding that the disputed milestones were not met and therefore granted judgment to the Company in full. In March 2025, the Company filed a motion to recover attorney fees, and the parties subsequently agreed to settle the amount of expenses owed to the Company, whereby Fortis agreed to pay the Company $5.2 million and waived its rights to appeal the decision. A final judgment and order was entered in April 2025. The $5.2 million payment received was accounted for as a recovery of losses and recorded against selling, general and administrative expense in the six months ended June 30, 2025 within the condensed consolidated statement of operations, consistent with where the previous expenses were recorded.
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
On April 7, 2025, the Company, along with its operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the eVenus ANDA Filers with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, the Company agreed to provide the eVenus ANDA Filers with a license to the Company’s patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, the Company has agreed to provide the eVenus ANDA Filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of the Company’s expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, the Company paid the eVenus ANDA Filers $7.0 million. This legal settlement cost was recorded within other operating expenses, net in the six months ended June 30, 2025 in the Company’s condensed consolidated statement of operations.
The WhiteOak Group and Qilu Pharmaceutical Litigations
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
On November, 26, 2025, the Company filed a patent infringement suit against WhiteOak and Qilu in the U.S. District Court of the District of Delaware (25-cv-1445) asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent), U.S. Patent Nos. 11,819,574 (the ‘574 patent) U.S. Patent No. 12,144,890 (the ‘890 patent), U.S. Patent No. 12,151,024 (the ‘024 Patent), U.S. Patent No. 12,156,940 (the ‘940 patent), U.S. Patent No. 12,251,468 (the ‘468 Patent), U.S. Patent No. 12,296,047 (the ’047 Patent), U.S. Patent No. 12,318,483 (the ‘483 Patent), and U.S. Patent No. 12,370,142 (the ‘142 Patent). On January 23, 2026 and February 5, 2026, Qilu and WhiteOak, respectively, each answered the complaint and asserted affirmative
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 30

defenses and counterclaims asserting, inter alia, invalidity, unenforceability and non-infringement. On June 24, 2026, WhiteOak amended their answer to assert counterclaims for inequitable conduct. The Company intends to vigorously defend its intellectual property rights relating to EXPAREL. The Company is unable to predict the outcome of this litigation at this time.
Securities Class Action
On January 13, 2025, Leandro Alvarez filed a putative class action on behalf of Company shareholders between August 2, 2023 and August 8, 2024 against the Company and certain of its officers, in the District Court of New Jersey (25-cv-322). The complaint alleged that the Company made materially false and misleading statements and/or concealed material adverse facts concerning EXPAREL patents. The Company filed a motion to dismiss the complaint, and in February 2026, the suit was dismissed with prejudice. An appeal was filed in March 2026 which was voluntarily dismissed with prejudice in May 2026.
Shareholder Derivative Action
On June 16, 2025, a Shareholder Derivative suit, Young v. Lee, et al, was filed in the District of New Jersey (25-cv-11841). The complaint alleges that certain of the Company’s officers and members of the Company’s board of directors breached their fiduciary duties by making materially false and misleading statements and/or concealed material adverse facts concerning EXPAREL patents. The suit was voluntarily dismissed without prejudice in May 2026.
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
In June 2025, the U.S. District Court for the District of Nevada issued judgment in favor of the Company declaring that RDF is required to repay Pacira $23.1 million in royalties on EXPAREL sales that were previously paid under protest. The Nevada Court also awarded Pacira an additional interest payment of $5.2 million in statutory interest on the royalties paid under protest. In July 2025, the Company received a $28.3 million cash payment for which $23.1 million was recorded within other operating expenses, net and $5.2 million was recorded within interest income in the three months ended September 30, 2025 in the Company’s condensed consolidated statements of operations. In May and September 2025, RDF filed two notices of appeal. A consolidated appeal is pending.
Other Commitments, Contingencies and Commercial Partners
LG Chem
In January 2026, the Company and LG Chem, Ltd., or LG Chem, entered into a partnership agreement to expand access to EXPAREL in select Asia–Pacific markets. Under the terms of the partnership, LG Chem has the exclusive rights to commercialize EXPAREL in the region. The Company received a $2.0 million upfront payment that it will recognize over the license term upon commercialization and will receive a contractually stated price and tiered royalties on future commercial sales by LG Chem in its licensed territories. The Company will manufacture EXPAREL and LG Chem will be responsible for securing regulatory approvals in the licensed territories. LG Chem has filed for marketing authorization in South Korea and plans to do so in Thailand in the second half of 2026.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 31

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
The Company has received notification from both the FDA and EMA that its pediatric studies requirement had been waived for the indications of brachial plexus interscalene nerve block, lower extremity nerve block, sciatic nerve block in the popliteal fossa and adductor canal block indications to produce postsurgical regional analgesia in pediatric patients. The Company is still working with the FDA, EMA and Medicines and Healthcare products Regulatory Agency (MHRA) to finalize the regulatory pathways for its remaining pediatric commitments.
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
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 32

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
NOTE 18—SEGMENT INFORMATION
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
There are significant expense categories and amounts that are regularly provided to the CODM. These expense categories differ from what is disclosed in the Company’s financial results. The table below reconciles the significant expense categories provided to the CODM to the Company’s expenses as disclosed under GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$192,399	$181,099	$369,775	$350,022
Less:
Adjusted cost of goods sold (1)	42,355	32,663	77,125	65,253
Adjusted research and development (1)	27,053	24,686	52,415	47,787
Adjusted selling and marketing (1)	52,117	50,964	110,283	106,535
Adjusted general and administrative (1)	29,148	26,231	54,860	46,840
Stock-based compensation (1)	14,958	15,472	28,497	30,025
Amortization of acquired intangible assets	14,322	14,322	28,644	28,644
Divestiture and acquisition-related expenses (2)	6,516	2,098	7,396	3,960
Changes in the fair value of contingent consideration	1,663	(357)	(614)	(3,032)
Legal settlement	—	—	—	7,000
Decommissioning of manufacturing suite	—	6,521	—	6,521
Total operating expenses	188,132	172,600	358,606	339,533
Total other expense, net	(1,712)	(10,426)	(3,616)	(3,710)
Income (loss) before income taxes	2,555	(1,927)	7,553	6,779
Income tax benefit (expense)	2,098	(2,920)	16	(6,814)
Net income (loss)	$4,653	$(4,847)	$7,569	$(35)
(1) The adjustments are primarily related to stock-based compensation being noted separately as a line item.
(2) During the three and six months ended June 30, 2026, the Company recognized $5.9 million of divestiture-related expenses, primarily related to third-party services and legal fees, which were recorded to other operating expenses, net in the condensed consolidated statement of operations.
In February 2025, the Company acquired the remaining 81% of GQ Bio that it did not already own. During the three and six months ended June 30, 2025, the Company incurred acquisition-related expenses of $1.0 million and $2.5 million, respectively, mainly related to third-party services and legal fees associated with the acquisition of GQ Bio, which were recorded to other operating expenses, net in the condensed consolidated statement of operations. As part of the purchase agreement, $7.8 million of expense will be recognized and paid over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20%, respectively. This resulted in $0.6 million and $1.5 million recognized within research and development in the condensed consolidated statement of operations for the three and six months ended June 30, 2026, respectively, and $1.1 million and $1.5 million for the three and six months ended June 30, 2025, respectively.
The measure of segment assets is reported on the Company’s consolidated balance sheet as total assets. Substantially all of the Company’s assets are used to support its mission in delivering innovative, non-opioid pain therapies to transform the lives of patients. As of June 30, 2026 and December 31, 2025, the Company’s long-lived assets were primarily located in the U.S. (81% and 83%, respectively), and, to a lesser extent, Germany (10% and 9%) and the U.K. (9% and 8%). For information on the Company’s fixed assets, refer to Note 6, Fixed Assets.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 33

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the ability to realize the anticipated benefits of the divestiture of iovera®°; the ability of Zimmer, Inc., or Zimmer (a subsidiary of Zimmer Biomet Holdings, Inc.), to unlock the full potential of iovera°; '5x30', our growth and business strategy, our future outlook, the strength and efficacy of our intellectual property protection and patent terms, our future growth potential and future financial and operating results and trends, our plans, objectives, expectations (financial or otherwise) and intentions, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio and product development programs, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks associated with acquisitions, such as the risk that the acquired businesses and/or assets will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; risks associated with divestitures; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including tariffs, inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension) and ZILRETTA® (triamcinolone acetonide extended-release injectable suspension); the rate and degree of market acceptance of EXPAREL and ZILRETTA; the size and growth of the potential markets for EXPAREL and ZILRETTA and our ability to serve those markets; our plans to expand the use of EXPAREL and ZILRETTA to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA, and any of our other product candidates, including, but not limited to, PCRX-201 (enekinragene inzadenovec) and PCRX-2002; the commercial success of EXPAREL and ZILRETTA; the related timing and success of U.S. Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary high-capacity adenovirus (“HCAd”) vector platform; the approval of the commercialization of our products in other jurisdictions (by either us or our partners); clinical trials in support of an existing or potential HCAd-based product candidate; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company; and the anticipated funding or benefits of our share repurchase program.

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

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include items mentioned herein and the matters discussed and referenced in Part I-Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”); in Part II. Item 1A in this Quarterly Report on Form 10-Q; and in other reports filed with the SEC.

Unless the context requires otherwise, references to “Pacira,” the “Company,” the “Registrant,” “our,” “us” and “we” in this Quarterly Report on Form 10-Q refer to Pacira BioSciences, Inc. and its subsidiaries.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 34

Overview
Pacira’s mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. We are focused in two therapeutic areas as defined by the indications within our approved commercial portfolio and the indications we are pursuing within our clinical development pipeline. One area is postsurgical pain control and the second is early intervention osteoarthritis, or OA, pain management. EXPAREL is our long-acting, non-opioid analgesic for postsurgical pain control. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only product indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa and adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us. ZILRETTA is our extended-release corticosteroid approved to manage OA knee pain. With a single injection, ZILRETTA can significantly reduce knee pain for three months of relief. ZILRETTA is a potential alternative to hyaluronic acid, or HA, platelet rich plasma injections or other early intervention treatments. EXPAREL and ZILRETTA are highly complementary products as long-acting, non-opioid therapies that alleviate pain. We are also advancing two Phase 2 clinical programs—PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee, and PCRX-2002, a complementary, long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain control. PCRX-201 is the lead program from our proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people.

We expect to continue to invest in commercial resources to expand the utilization of EXPAREL and ZILRETTA; advance regulatory activities for EXPAREL and ZILRETTA, and progress our clinical-stage product candidates—including PCRX-201 and PCRX-2002; expand and enhance our commercial manufacturing efficiencies; invest in new products, businesses and technologies through business development; and support legal matters.
In July 2026, we completed the divestiture of iovera°, a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve, to Zimmer, Inc., a subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer”). For more information, see Note 3, Assets and Liabilities Held for Sale, to our condensed consolidated financial statements included herein.
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
While we have not experienced a material impact from tariffs to date, the current macroeconomic environment remains dynamic and subject to rapid and potentially material change. Our business may be adversely impacted by ongoing risks associated with global macroeconomic conditions, including international relations and trade disputes. In particular, EXPAREL and ZILRETTA are manufactured into finished dosage by a contract development and manufacturing organization in the United Kingdom, or U.K., and the active pharmaceutical ingredients, or API, for both products are sourced primarily from the European Union, or E.U., or Switzerland. On April 2, 2026, the President of the U.S. issued a proclamation under Section 232 of the Trade Expansion Act of 1962, imposing tariffs on certain pharmaceutical products imported to the U.S. This order (the “Presidential Order”) applies to patented pharmaceutical products, associated APIs and other products classified under Harmonized Tariff Schedule (HTS) U.S. codes listed in Annex I. The Presidential Order imposes country-specific tariffs, including 15% tariffs on certain products imported from the E.U., Japan, South Korea, Switzerland and Liechtenstein; and a 10% tariff on products imported from the U.K. with a potential reduction to 0%, subject to a future U.S. and U.K. pharmaceutical pricing agreement. Patented pharmaceutical products imported from certain other countries may be subject to tariffs of up to 100%. As a result, we expect tariffs will impact our products and/or their ingredients imported into the U.S. However, tariff rates can change quickly and unexpectedly. We will continue to monitor developments and assess any potential impacts and related trade measures on our business and supply chain.
Such tariffs imposed by the U.S. and/or other countries that are currently in effect, or may take effect in the future, could increase our manufacturing and operating expenses in future periods, including the cost to deliver our products to commercial markets, the cost to source raw materials for the manufacturing of our products and the cost of materials used in our research
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 35

and development activities. The previous imposition of tariffs and future tariffs impacting our industry, the magnitude of response by other countries to such tariffs and the length of time such tariffs are in effect may also increase uncertainty and adversely impact our business.
We currently expect that tariffs will have a negative impact on gross margins. We are currently evaluating the magnitude of this impact but are unable to quantify the expected impact with specificity at this time due to the rapidly changing political policy environment. There has been significant volatility in U.S. tariff and customs policy recently, with frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates and reversals of prior actions. This volatility makes it more difficult to forecast costs, plan our global supply chain and provide reliable financial guidance. Policy changes often require rapid operational adjustments that can increase costs and reduce efficiency. We expect such volatility and uncertainty related to tariffs and customs to continue, potentially posing ongoing challenges to our operations, financial planning and investor communications.

Recent Highlights
•In June 2026, we entered into a Stock and Asset Purchase Agreement with Zimmer to divest iovera° for up to $140.0 million, including an upfront payment of $70.0 million and potential contingent consideration of up to an additional $70.0 million in the aggregate, payable upon the achievement of revenue-based milestones up to and through the period ending December 31, 2031 (the “Transaction”). The Transaction closed on July 31, 2026, in which we received cash of $73.6 million, after customary purchase price adjustments. Going forward, we will collaborate with Zimmer on advancing the iovera° spasticity program with an opportunity for us to receive incremental compensation assuming successful completion of a registrational study and subsequent regulatory approval. We also entered into a customary transition services agreement with Zimmer in connection with the closing.
We believe this transaction advances our transition into an innovative biopharmaceutical company and aligns with our 5x30 strategy and that Zimmer’s global scale, established expertise commercializing medical devices and commitment to significantly expanding access can unlock the full potential of iovera° to benefit more patients and providers globally.
For more information, see Note 3, Assets and Liabilities Held for Sale, to our condensed consolidated financial statements included herein.
•In June 2026, Thomas Wiggans was elected by stockholders to our board of directors. Mr. Wiggans brings with him more than 40 years of leadership experience across commercial operations, corporate strategy and executive management within the global life sciences industry, as well as significant experience leading biopharmaceutical companies through successful acquisitions. Mr. Wiggans has served as chief executive officer of four biopharmaceutical companies with successful exits through acquisition or strategic transactions, and most notably co-founded Dermira, Inc. in 2010 and was its chief executive officer and chairman until its acquisition by Eli Lilly in 2020. Mr. Wiggans was concurrently appointed to the People and Compensation Committee and Nominating, Governance and Sustainability Committee of our board of directors.
•In July 2026, we announced that UnitedHealthcare—the largest health insurer in the U.S. with approximately 40 million covered lives—now provides separate reimbursement for EXPAREL across outpatient settings, including hospital outpatient departments and ambulatory surgery centers. This update enables EXPAREL to be reimbursed outside of the surgical bundle for eligible UnitedHealthcare members, representing an additional step in expanding access to non-opioid postsurgical pain management options. With this addition, UnitedHealthcare joins a growing list of national payers, including Aetna, Cigna, TRICARE and Humana, as well as numerous regional plans that provide separate reimbursement for EXPAREL. In total, approximately 150 million covered lives in the U.S. now have access to separate reimbursement for EXPAREL, representing roughly half of all medically insured lives nationwide. This ensures patients have greater access to safe, effective pain management options during and after surgery without the burden of financial barriers.
•In July 2026, we announced that we have successfully transitioned PCRX-201 (enekinragene inzadenovec), our investigational locally administered gene therapy for OA of the knee, to a U.S.-based scalable commercial manufacturing process intended to support future registrational development and commercialization. With drug product from the new manufacturing process now available, we are currently screening subjects for Part B of our Phase 2 ASCEND study. Enrollment in Part A of ASCEND concluded in June 2026, with topline data expected by the end of this year.

Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 36

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

We are advancing a Phase 3 registration study to evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder and concluded patient enrollment in April 2026. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder, which could make ZILRETTA the first product with such an on-label indication.

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

Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 37

Innovations in Genicular Outcomes Registry (IGOR)
We are currently sponsoring a prospective, real-world registry called the Innovations in Genicular Outcomes Registry, or IGOR, which is a patient-focused registry governed in collaboration with a steering committee of scientific experts that evaluates clinical, economic- and health-related patient-reported outcomes in patients who have received any treatment for knee OA pain, including total knee arthroplasty, or TKA, for a minimum of 18 months. A unique feature of IGOR is that if patients receive additional treatments for OA, data capture resets so that outcomes of their treatment journey can be followed over multiple years. Unlike in clinical studies, treatment decisions in IGOR are decided by physicians and patients in a shared decision-making manner rather than being driven by treatment assignment, so that outcomes are truly those from real-world applications. The IGOR registry is tracking outcomes of ZILRETTA and EXPAREL, along with iovera° and comparator treatments. In addition, the IGOR registry is tracking outcomes for OA and TKA related to our product candidates PCRX-201 and PCRX-2002.
The Osteoarthritis Market
OA is the most common form of arthritis. It is also called degenerative joint disease and occurs most frequently in the knees, hips, hands and spine. With OA, the cartilage within a joint begins to break down and the underlying bone begins to change. These changes usually develop slowly and worsen over time. OA can cause pain, stiffness and swelling. In some cases, it also causes reduced function and disability—some people are no longer able to do daily tasks or work. According to the Centers for Disease Control and Prevention (CDC), OA affects over 32.5 million adults in the U.S.
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
Clinicians have the flexibility to individualize OA knee pain treatment with ZILRETTA based on patient factors and preference, physician training, site of care and reimbursement considerations.
The Unmet Need in Osteoarthritis of the Knee
OA knee pain has a significant impact on patients’ health and quality of life. Patients report being unable to engage in basic everyday tasks, such as climbing stairs, getting in and out of a car or participating in social activities. The pain associated with OA of the knee can impact individuals’ ability to sleep, work and exercise, resulting in serious impacts on overall patient health and quality of life.
The patient journey for OA knee pain often spans decades, and requires ongoing management across multiple stages of disease progression. Current treatments target symptoms through lifestyle modifications, physical therapy and pharmacological treatments, such as over-the-counter or prescription nonsteroidal anti-inflammatory drugs (NSAIDS) and intraarticular corticosteroids or HA. Ultimately, late-stage disease often leads to surgical intervention, such as TKA.
The lack of available safe and novel disease modifying treatments for OA of the knee highlights the high unmet need. As the U.S. population ages, the number of OA patients is increasing, and trends in recent years towards younger onset of disease mean that in the absence of a disease modifying therapy for OA, more patients will likely progress to disability and TKA. This would become an increasing burden not only for these patients, but for the healthcare system as well.
On the basis of the high prevalence of OA, its associated morbidity and excess mortality and the lack of therapies that can reverse, slow or stop the degenerative processes of OA, in 2018 the FDA recognized OA as a serious disease with significant unmet medical need.
ZILRETTA has demonstrated significant, durable relief of OA knee pain out to three months and, as such, is addressing an important unmet need among patients, physicians and healthcare payers. In addition, we are advancing a Phase 2 clinical study of our lead clinical asset, PCRX-201 (enekinragene inzadenovec), in moderate to severe knee OA as discussed below.
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
•Genetic medicines based on the HCAd platform can be administered locally and have the potential for redosing at therapeutically appropriate intervals; and
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 38

•Lower dose levels mean that thousands of doses can be produced in a single batch. As a result, we expect that any therapies built on the HCAd platform will have a commercially attractive and viable cost of goods profile.

Clinical Development Programs

PCRX-201
PCRX-201 is the lead program from our HCAd platform, and we believe it underscores its promise for treating common diseases given its encouraging data in OA. PCRX-201 is targeting the IL-1 pathway, which triggers inflammation in response to pathogens and cellular stress. IL-1Ra is a core regulator of this pathway and helps to keep inflammation in balance by turning off the IL-1 pathway when it’s not needed. As people get older, their bodies have a more challenging time maintaining that balance resulting in chronic IL-1-driven inflammation that eventually causes joint damage and pain.
After injection of PCRX-201, the HCAd vector enters joint cells and turns them into factories to boost cellular IL-1Ra production, which blocks IL-1 pathway activation to reduce inflammation and pain in the knee. PCRX-201 uses an inflammation-responsive promoter to only produce IL-1Ra when needed, mimicking how the body naturally responds to inflammation. In a Phase 1 proof-of-concept study of patients with moderate to severe OA of the knee, PCRX-201 was well tolerated with improvements in knee pain observed across all doses. The study enrolled 72 patients who were broken into two cohorts. The first cohort received one of three doses of PCRX-201. The second cohort received concurrent pre-treatment with an IA corticosteroid (methylprednisolone 40 mg), a technique common in gene therapy dosing to improve tolerability and gene transfer. PCRX-201 was well tolerated, with efficacy observed through at least 52 weeks at all doses and cohorts. The highest level of efficacy was achieved in the co-administered steroid group, which showed a greater percentage of patients with at least a 50% improvement in Western Ontario and McMaster Universities Osteoarthritis Index (WOMAC) pain and stiffness scores, as well as a meaningful improvement in Knee Injury and Osteoarthritis Outcome Score (KOOS) functional assessment. In all 3 doses, over 70% of patients saw a 50% or greater improvement in pain compared to baseline at week 16 and 78. PCRX-201 was well-tolerated with no serious treatment-emergent adverse events related to the treatment or procedure reported regardless of steroid pretreatment or dose level administered. While other therapies typically provide relief for three to six months, PCRX-201 has shown the potential to set a new standard with pain relief lasting at least 2 years from a single injection.
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
We have completed patient enrollment in Part A of the study with a total of 49 patients randomized. We are currently screening subjects for Part B of the Phase 2 ASCEND study. Part B will randomize approximately 90 patients. The drug product used in Part B of the study will be manufactured using our newly developed, suspension-based batch manufacturing process intended for commercial scale-up. We expect to report topline twelve-month data results from Part A of the ASCEND study before the end of 2026.
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
We also recently received an important validation of our PCRX-201 program with the acceptance of a Phase 1 manuscript for publication. The publication will appear in the Annals of the Rheumatic Diseases, a world-leading peer-reviewed rheumatology journal. The paper highlights the encouraging results from the 72-patient Phase 1 study supporting further development of PCRX-201.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 39

Other HCAd Product Candidates
In addition to PCRX-201, we currently have prioritized three other preclinical HCAd-based gene therapy programs that we believe have disease modifying potential in other painful conditions. These include Investigational New Drug (IND) enabling studies of PCRX-1002 for Dry Eye Disease and PCRX-1003 for Degenerative Disc Disease. We are also advancing a preclinical program for PCRX-1001 in canine OA, recently completed a pilot safety study and our pilot efficacy study is now initiating. We believe this indication offers significant out-licensing potential.

PCRX-2002
In November 2025, we announced an exclusive worldwide license agreement with AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company specializing in drug delivery, for the development and commercialization of PCRX-2002 (previously known by AmacaThera as AMT-143). PCRX-2002 is a long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain. It is a slow-release, non-opioid local analgesic providing long-acting post-operative pain relief. PCRX-2002 is administered via instillation at the time of the surgery and utilizes AmacaThera’s innovative hydrogel platform, a fast-gelling physical hydrogel composed of two well-established polymers enabling slow-release while minimizing systemic side effects. It is delivered via a conventional syringe and rapidly forms a depot as it warms to body temperature. In a Phase 1 study, PCRX-2002 demonstrated sustained release of ropivacaine through 14 days. We expect to initiate a Phase 2 program in bunionectomy later this year in Canada.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 40

Product Portfolio and Internal Pipeline

Our current product portfolio and internal product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below

Preclinical
Clinical
P1
P2
P3
Market
Next Expected Milestone(s)
EXPAREL
Surgical infiltration
Commercial expansion
Interscalene brachial plexus nerve block
Commercial expansion
Lower extremity nerve block
Commercial expansion
Pediatric infiltration
Ages 6 + years
Commercial expansion
Ages 0 to 6 years
Complete phase 1 study
ZILRETTA
Knee OA
Commercial expansion
Shoulder OA
Report topline results
Product Candidate Pipeline
PCRX-201 (Knee OA)
Report phase 2: Part A topline data
PCRX-2002 (Ropivacaine)
Initiate phase 2 program
PCRX-1001 (Canine OA)
Generating material for regulatory clinical initiation
PCRX-1002 (Dry eye disease)
Generating data to support patent filings
PCRX-1003 (Degenerative disc disease)
Generating data to support patent filings
NOCITA
Postsurgical analgesia in dogs and cats
Marketed by Aratana Therapeutics, Inc.

NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc

Global Expansion
In January 2026, we and LG Chem, Ltd., or LG Chem, entered into a partnership agreement to expand access to EXPAREL in select Asian–Pacific markets. Under the terms of the partnership, LG Chem has the exclusive rights to commercialize EXPAREL in the region. We will receive a contractually stated price and tiered royalties on future commercial sales by LG Chem in its licensed territories. We will manufacture EXPAREL and LG Chem will be responsible for securing regulatory approvals in the licensed territories. LG Chem has filed for marketing authorization in South Korea and plans to do so in Thailand in the second half of 2026. We currently expect that revenue under this partnership will begin in 2027 and extend into the mid-2040s.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 41

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenues
Our net product sales are primarily within the U.S. and consist of EXPAREL, ZILRETTA and sales of bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to the sale of bupivacaine liposome injectable suspension for veterinary use. In June 2026, we entered into a Stock and Asset Purchase Agreement with Zimmer to divest iovera°. Net product sales of iovera° will be recognized through the completion of the Transaction on July 31, 2026, after which we will no longer recognize revenue associated with iovera°.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Net product sales:
EXPAREL	$147,823	$142,917	3%	$291,097	$279,446	4%
ZILRETTA	32,648	31,334	4%	59,415	54,672	9%
iovera°	6,806	5,588	22%	12,982	10,711	21%
Bupivacaine liposome injectable suspension	3,216	508	100+%	4,375	3,112	41%
Total net product sales	190,493	180,347	6%	367,869	347,941	6%
Royalty revenue	1,906	752	100+%	1,906	2,081	(8)%
Total revenues	$192,399	$181,099	6%	$369,775	$350,022	6%
EXPAREL revenue increased 3% and 4% in the three and six months ended June 30, 2026 versus 2025, respectively. Components of the increase included a 4% and 6% increase in gross vial volume in the three and six months ended June 30, 2026 versus 2025, respectively, partially offset by a shift in product mix, and a less than 1% lower net selling price in both periods, as group purchasing organization contracting discounts more than offset a price increase.
ZILRETTA revenue increased 4% and 9% in the three and six months ended June 30, 2026 versus 2025, respectively, due to respective 2% and 6% increases in kit volume and 2% and 3% increases in net selling price primarily due to price increases, partially offset by higher customer discounting.
Net product sales of iovera° increased 22% and 21% in the three and six months ended June 30, 2026 versus 2025, respectively, driven by increases in Smart Tip volume of 19% and 23%, partially offset by decreases in Smart Tip net selling price of 2% and 3%. In June 2026, we entered into a Stock and Asset Purchase Agreement with Zimmer to divest iovera° for up to $140.0 million, including an upfront payment of $70.0 million. In July 2026, we received an upfront payment of $73.6 million from the closing of the Transaction that divested iovera° to Zimmer, consisting of an upfront payment of $70.0 million and $3.6 million of adjustments for cash, accounts receivable, indebtedness, transaction expenses and inventory. The Transaction closed on July 31, 2026, after which we will no longer recognize revenue associated with iovera°. For more information, see Note 3, Assets and Liabilities Held for Sale, to our condensed consolidated financial statements included herein.
Bupivacaine liposome injectable suspension revenue increased by more than 100% and 41% in the three and six months ended June 30, 2026 versus 2025, respectively, due to supply price increases and the timing of orders placed by our commercial partner for veterinary use. The related royalties also increased by more than 100% and decreased 8% in the three and six months ended June 30, 2026 versus 2025, respectively, primarily due to both the timing of orders and the sales mix of vial sizes.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 42

The following tables provide a summary of activity with respect to our sales-related allowances and accruals related to EXPAREL and ZILRETTA for the six months ended June 30, 2026 and 2025 (in thousands):

June 30, 2026	Returns Allowances	Prompt Payment Discounts	Service Fees	Customer Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2025	$2,159	$1,574	$5,021	$6,394	$1,719	$16,867
Provision	1,530	7,607	14,225	99,027	1,724	124,113
Payments	(1,524)	(7,441)	(13,075)	(97,778)	(1,329)	(121,147)
Balance at June 30, 2026	$2,165	$1,740	$6,171	$7,643	$2,114	$19,833

June 30, 2025	Returns Allowances	Prompt Payment Discounts	Service Fees	Customer Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2024	$1,600	$1,308	$4,875	$4,863	$1,707	$14,353
Provision	702	6,918	11,189	76,044	1,813	96,666
Payments	(267)	(6,838)	(11,320)	(76,113)	(1,815)	(96,353)
Balance at June 30, 2025	$2,035	$1,388	$4,744	$4,794	$1,705	$14,666
Total reductions of gross product sales from sales-related allowances and accruals were $124.1 million and $96.7 million, or 25.2% and 21.7% of gross product sales, for the six months ended June 30, 2026 and 2025, respectively. The overall 3.5% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances from expanded contracting efforts and increased product returns due to weather-related disruptions in the first quarter of 2026.

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
The following table provides information regarding our cost of goods sold and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Cost of goods sold (exclusive of amortization of acquired intangible assets)	$44,164	$40,866	8%	$80,577	$75,172	7%
Gross margin	77%	77%		78%	79%
Gross margin was flat and decreased one percentage point in the three and six months ended June 30, 2026 versus 2025, respectively, due to higher EXPAREL product costs resulting from lower production volumes. Production volumes were higher in the prior year in order to achieve higher inventory levels to meet increased demand. This was substantially offset by fewer inventory reserves and less downtime in the current year.

Research and Development Expenses
Research and development, or R&D, expenses primarily consist of costs related to clinical trials and related outside services, product development and other R&D costs, including trials that we are conducting to generate new data for EXPAREL, ZILRETTA and iovera°, clinical trials for PCRX-201 and PCRX-2002 and stock-based compensation expense. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, materials and supplies, database management and other third-party fees. Product development expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information and scientific communication expenses, expenses related
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 43

to our IGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and performance share units, or PSUs, and our employee stock purchase plan, or ESPP. Additionally, as part of the acquisition of GQ Bio Therapeutics GmbH, or GQ Bio, in February 2025 (the “GQ Bio Acquisition”), expenses related to a key employee holdback are also included in product development.
The following table provides a breakout of our R&D expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Clinical and preclinical development	$10,794	$14,119	(24)%	$23,664	$26,726	(11)%
Product development	13,390	9,028	48%	23,715	17,457	36%
Regulatory and other	3,454	2,646	31%	6,501	5,062	28%
Stock-based compensation	2,605	2,407	8%	4,435	4,648	(5)%
Total research and development expense	$30,243	$28,200	7%	$58,315	$53,893	8%
% of total revenues	16%	16%		16%	15%
Total R&D expense increased 7% and 8% in the three and six months ended June 30, 2026 versus 2025, respectively.
Clinical and preclinical development expense decreased 24% and 11% in the three and six months ended June 30, 2026 versus 2025, respectively, primarily due to the completion of patient enrollment in Part A of our PCRX-201 Phase 2 ASCEND trial for knee OA, the ZILRETTA Shoulder OA trial, the iovera° Spasticity trial, as well as completion of an EXPAREL Phase 1 trial for intrathecal administration. Additional reductions were driven by fewer Investigator Initiated Trial (IIT) milestones achieved. In the three months ended June 30, 2026 versus 2025, these decreases were partially offset by start-up expenses related to the PCRX-2002 Phase 2 bunionectomy trial. For the six months ended June 30, 2026 versus 2025, these decreases were also partially offset by ongoing enrollment in cohort 2 of our EXPAREL pediatric trial.
Product development expense increased 48% and 36% in the three and six months ended June 30, 2026 versus 2025, respectively, due to continued investment in our HCAd platform, primarily for the PCRX-201 program. In addition, we recorded $0.6 million and $1.5 million in the three and six months ended June 30, 2026, respectively, related to a key employee holdback from the GQ Bio Acquisition.
Regulatory and other expense increased 31% and 28% in the three and six months ended June 30, 2026 versus 2025, respectively, due to increased headcount within the function, as well as additional subjects enrolled in the IGOR registry study.
Stock-based compensation expense increased 8% in the three months ended June 30, 2026 versus 2025 primarily due to the acceleration of stock-based compensation awards related to a terminated employee. Stock-based compensation decreased 5% in the six months ended June 30, 2026 versus 2025 primarily due to the forfeiture of equity awards in the current periods.

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
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 44

The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Sales and marketing	$52,117	$50,964	2%	$110,283	$106,535	4%
General and administrative	29,148	26,231	11%	54,860	46,840	17%
Stock-based compensation	10,544	11,383	(7)%	20,610	21,979	(6)%
Total selling, general and administrative expense	$91,809	$88,578	4%	$185,753	$175,354	6%
% of total revenues	48%	49%		50%	50%
Total selling, general and administrative expense increased 4% and 6% in the three and six months ended June 30, 2026 versus 2025, respectively.
Sales and marketing expense increased 2% and 4% in the three and six months ended June 30, 2026 versus 2025, respectively. The increase in the six months ended June 30, 2026 was driven by expanding our market access and reimbursement teams to strengthen our key commercial capabilities and execute on commercial payer separate reimbursement for EXPAREL.
General and administrative expense increased 11% and 17% in the three and six months ended June 30, 2026 versus 2025, respectively, primarily driven by a 2025 recovery of $5.2 million in legal expenses related to litigation pertaining to the acquisition of MyoScience, Inc., third party investor relations advisory services, as well as increased headcount in our business development, procurement and legal departments. The three months ended June 30, 2026 included additional costs related to the solicitation of proxies in connection with a contested election of directors at our 2026 annual meeting of stockholders that we would not typically have incurred in the absence of a contested election.
Stock-based compensation expense decreased 7% and 6% for the three and six months ended June 30, 2026 versus 2025, respectively, primarily due to the prior year equity compensation related to our former Chief Executive Officer whose post-employment consulting services ceased in August 2025.
In October 2025, we received two separate Paragraph IV Certifications from two Chinese generic drug manufacturers—The WhiteOak Group, Inc., or WhiteOak, of Rockville, Maryland (a subsidiary of Zhejiang Haichang Biotechnology Co., Ltd.) and Qilu Pharmaceutical (Hainan) Co., Ltd., or Qilu—each advising that they had submitted an Abbreviated New Drug Application (ANDA) to the FDA seeking authorization from the FDA to manufacture, use or sell a generic version of EXPAREL in the U.S. In November 2025, we filed a patent infringement suit against WhiteOak and Qilu. As a result, we have incurred and expect to continue to incur additional legal costs to defend our intellectual property, although we cannot predict the extent of costs or the outcome of this matter at this time. For more information, see Note 17, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Amortization of acquired intangible assets	$14,322	$14,322	—%	$28,644	$28,644	—%
As part of the acquisitions of Flexion Therapeutics, Inc., or Flexion, (in 2021) and MyoScience, Inc. (in 2019), we acquired intangible assets consisting of developed technology intangible assets and customer relationships. In June 2026, $53.2 million, net, of developed technologies and a nominal amount of customer relationships related to iovera° from the acquisition of MyoScience, Inc. were reclassified to assets held for sale in conjunction with entering into the Purchase Agreement with Zimmer. Amortization on these intangible assets ceased being recorded at the time the assets were classified as held for sale. As such, the amount of amortization of acquired intangible assets will decrease during the second half of 2026,
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 45

assuming no changes in the gross carrying value of our remaining intangible assets. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.

Other Operating Expenses (Gains), Net
The following table provides a summary of the costs related to the other operating expenses, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Divestiture-related expenses	$5,931	$—	N/A	$5,931	$—	N/A
Contingent consideration charges (gains)	1,663	(357)	N/A	(614)	(3,032)	(80)%
Acquisition-related expenses	—	991	(100)%	—	2,502	(100)%
Legal settlement	—	—	N/A	—	7,000	(100)%
Total other operating expenses, net	$7,594	$634	100+%	$5,317	$6,470	(18)%
Total other operating expenses, net significantly increased in the three months ended June 30, 2026 versus 2025. Total other operating expenses, net decreased 18% in the six months ended June 30, 2026 versus 2025.
During the three and six months ended June 30, 2026, we recognized divestiture-related expenses of $5.9 million, primarily related to third-party services and legal fees associated with divesting iovera°. For more information, see Note 3, Assets and Liabilities Held for Sale, to our condensed consolidated financial statements included herein.
During the three months ended June 30, 2026, we recognized contingent consideration charges of $1.7 million due to revisions to the latest discount rates. During the six months ended June 30, 2026, we recognized contingent consideration gains of $0.6 million due to a reduction in our sales forecast through the milestone expiration date of December 31, 2030, partially offset by revisions to the latest discount rates. During the three and six months ended June 30, 2025, we recognized contingent consideration gains of $0.4 million and $3.0 million, respectively, primarily due to revisions to the latest discount rates.
During the three and six months ended June 30, 2025, we recognized acquisition-related expenses of $1.0 million and $2.5 million, respectively, primarily related to third-party services and legal fees associated with the GQ Bio Acquisition.
During the six months ended June 30, 2025, we recognized legal settlement costs of $7.0 million related to the settlement of patent infringement suits against eVenus Pharmaceutical Laboratories, Inc., its parent company—Jiangsu Hengrui Pharmaceuticals, Co. Ltd., and Fresenius Kabi USA, LLC.
For more information on these events, see Note 11, Financial Instruments, Note 16, Other Operating Expenses (Gains), Net and Note 17, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Other Expense, Net
The following table provides information regarding other expense, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Interest income	$1,944	$5,008	(61)%	$3,874	$11,903	(67)%
Interest expense	(3,622)	(4,695)	(23)%	(7,321)	(9,275)	(21)%
Other, net	(34)	(10,739)	(100)%	(169)	(6,338)	(97)%
Total other expense, net	$(1,712)	$(10,426)	(84)%	$(3,616)	$(3,710)	(3)%
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 46

During the three and six months ended June 30, 2026, total other expense, net was $1.7 million and $3.6 million, respectively. During the three and six months ended June 30, 2025, total other expense, net was $10.4 million and $3.7 million, respectively.
Interest income decreased 61% and 67% in the three and six months ended June 30, 2026 versus 2025, respectively, due to interest realized in the prior year on a GQ Bio note receivable investment we had made prior to the GQ Bio Acquisition as well as lower overall investment balances and interest rates.
Interest expense decreased 23% and 21% in the three and six months ended June 30, 2026 versus 2025, respectively, primarily due to lower outstanding debt principal driven by the repayment of the 2025 Notes (as defined herein) in the third quarter of 2025. For more information, see Note 10, Debt, to our condensed consolidated financial statements included herein.
The $10.7 million and $6.3 million other net loss during the three and six months ended June 30, 2025, respectively, was primarily driven by an impairment of an equity investment and convertible note receivable totaling $11.0 million. For the six months ended June 30, 2025, the other net loss was partially offset by a realized gain associated with a previously acquired equity investment in GQ Bio that increased in fair value resulting from the GQ Bio Acquisition. For more information, see Note 11, Financial Instruments, to our condensed consolidated financial statements included herein.

Income Tax Benefit (Expense)
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended June 30,		% Increase / (Decrease)	Six Months Ended June 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Income (loss) before income taxes	$2,555	$(1,927)	N/A	$7,553	$6,779	11%
Income tax benefit (expense)	$2,098	$(2,920)	N/A	$16	$(6,814)	(100)%
Effective tax rate	(82)%	(152)%		0%	101%
We recorded income tax benefits of $2.1 million and less than $0.1 million for the three and six months ended June 30, 2026, respectively. We recorded income tax expense of $2.9 million and $6.8 million for the three and six months ended June 30, 2025, respectively.
The effective tax rates of (82)% and 0% for the three and six months ended June 30, 2026, respectively, differed from the U.S. statutory rate of 21% primarily due to the reversal of our U.K. operating subsidiary’s valuation allowance, partially offset by costs related to non-deductible executive compensation and non-deductible stock-based compensation.
The effective tax rates of (152)% and 101% for the three and six months ended June 30, 2025, respectively, differed from the U.S. statutory rate of 21% primarily due to costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance.
During the second quarter of 2026, a discrete benefit of $6.4 million was recorded resulting from a change in judgment regarding future-year realizability of deferred tax assets in our U.K. operations, primarily related to fixed asset temporary differences. The reduction reflects our conclusion, based on all available positive and negative evidence, that realization of the U.K. deferred tax assets is more likely than not. The discrete benefit significantly reduced our effective tax rate for the three and six months ended June 30, 2026.
In June 2026, we entered into a Stock and Asset Purchase Agreement with Zimmer to divest our iovera° business. The Transaction closed on July 31, 2026. Both parties agreed to treat the transaction as a deemed asset sale for U.S. federal income tax purposes through an election under Section 338(h)(10) of the Internal Revenue Code. As the Transaction closed subsequent to June 30, 2026, the income tax effects of the transaction, including changes in the valuation allowance for capital-loss carryforwards, were not recognized in the income tax provisions for the three and six months ended June 30, 2026. For more information, see Note 3, Assets and Liabilities Held for Sale, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 47

Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, R&D and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the acquisition of Flexion Therapeutics, Inc. in November 2021 and GQ Bio in February 2025 to further develop PCRX-201 and establish our HCAd platform, as well as completing other strategic acquisitions of companies, products and product candidates. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock and product sales. As of June 30, 2026, we had an accumulated deficit of $191.8 million, cash and cash equivalents and available-for-sale investments of $251.0 million and working capital of $493.2 million.
In July 2026, we received an upfront payment of $73.6 million from the closing of the Transaction that divested iovera° to Zimmer, consisting of an upfront payment of $70.0 million and $3.6 million of adjustments for cash, accounts receivable, indebtedness, transaction expenses and inventory.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows Data:	2026	2025
Net cash provided by (used in):
Operating activities	$83,140	$47,471
Investing activities	31,200	36,534
Financing activities	(67,048)	(60,499)
Effect of exchange rate changes on cash and cash equivalents	38	204
Net increase in cash and cash equivalents	$47,330	$23,710
Operating Activities
During the six months ended June 30, 2026, net cash provided by operating activities was $83.1 million, compared to $47.5 million during the six months ended June 30, 2025. The increase of $35.7 million was primarily attributable to an initiative to increase inventory days on hand in 2025 and was partially offset by fewer receipts on our accounts receivable due to the extension of payment terms in 2026 and the recovery of $5.2 million in legal expenses received in 2025.
Investing Activities
During the six months ended June 30, 2026, net cash provided by investing activities was $31.2 million, which reflected $35.6 million of inflows from available-for-sale investment sales (net of purchases), partially offset by $4.1 million of capital expenditures.
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

Financing Activities
During the six months ended June 30, 2026, net cash used in financing activities was $67.0 million, which primarily consisted of $50.0 million in repurchases of common stock under a $300.0 million share repurchase program; $10.0 million in repayments of the Revolving Credit Facility (as defined herein); $7.8 million to withhold shares of common stock to cover employee tax withholding obligations on restricted stock unit vests, as well as $1.3 million of excise taxes paid on repurchases of our common stock. Partially offsetting these uses were proceeds of $1.7 million from the issuance of common stock through our ESPP and $0.5 million from the exercise of stock options.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 48

During the six months ended June 30, 2025, net cash used in financing activities was $60.5 million, which primarily consisted of $50.0 million in purchases of treasury stock under the then-new $300.0 million share repurchase program authorized by our board of directors in April 2025, $6.6 million of voluntary prepayments associated with the TLA Term Loan, as well as $5.5 million to withhold shares of common stock to cover employee tax withholding obligations on restricted stock unit vests. There were also $1.6 million of proceeds from the issuance of common stock through our ESPP.
See Note 10, Debt, to our condensed consolidated financial statements included herein for further discussion of the TLA Term Loan and the Revolving Credit Facility. For more information on our share repurchase program, see Note 12, Stockholders' Equity, to our condensed consolidated financial statements included herein.
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
At June 30, 2026, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 10, Debt, to our condensed consolidated financial statements included herein for further discussion.
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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of June 30, 2026, we were in compliance with all covenants under the Credit Agreement.
Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $81.0 million is outstanding as of June 30, 2026. We made repayments of $10.0 million during the six months ended June 30, 2026.
Future Capital Requirements
We believe that our existing cash and cash equivalents, available-for-sale investments and cash received from product sales will be sufficient to enable us to fund our operating expenses, capital expenditure requirements and payment of the interest and principal on our Revolving Credit Facility and 2029 Notes through the next 12 months from the date of this filing. Our future use of operating cash and capital requirements will depend on many forward-looking factors, including, but not limited to:
•the cost and timing of the potential milestone payments to former Flexion Therapeutics, Inc. stockholders, which could be up to an aggregate of $372.3 million if certain regulatory and commercial milestones are met. See Note 11, Financial Instruments, to our condensed consolidated financial statements included herein for more information;
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 49

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
•the costs and our ability to successfully continue to expand the commercialization of EXPAREL and ZILRETTA;
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

Contractual Obligations
In June 2026, we entered into a new lease obligation in Brisbane, California of approximately $8.0 million to retain our principal executive offices and corporate headquarters through 2036.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at June 30, 2026 by approximately $0.1 million.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 50

The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of June 30, 2026, the estimated fair value of the 2029 Notes was $999 per $1,000 principal amount. See Note 10, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At June 30, 2026, $287.5 million of principal remains outstanding on the 2029 Notes.
The Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. Each revolving loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to (i) a base rate, plus (ii) a spread based on our Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.25%. Each revolving loan borrowing which is a term benchmark borrowing or daily simple SOFR (as defined in the Credit Agreement) borrowing will bear interest at a rate per annum equal to (i) a forward-looking term rate based on SOFR or a rate determined by reference to the daily simple SOFR, plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.50% to 3.25%. Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $81.0 million is outstanding as of June 30, 2026. As of June 30, 2026, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 6.72%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $0.8 million based on the balance outstanding for these borrowings as of June 30, 2026.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 51

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

Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 52

PART II — OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

For information related to Item 1. Legal Proceedings, refer to Note 17, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

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
We may not realize the anticipated benefits of the divestiture of iovera°.
We may continue to incur costs or liabilities related to the divestiture of iovera°, including, among other things, obligations under a transition services agreement, indemnification provisions or other contractual commitments. The divestiture of iovera° also may divert management attention, result in higher-than-anticipated costs or disrupt our ongoing operations. Further, the divestiture may not achieve our anticipated strategic, operational or financial objectives, including allowing us to focus resources on our core business, improving our operating results and financial condition.
If we fail to realize the expected benefits of the divestiture of iovera°, do not receive any or all of the $70.0 million of potential revenue-based milestone payments or incur greater-than-expected costs or liabilities in connection with the divestiture, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We may not receive some or all of the potential revenue-based milestone payments associated with the divestiture of iovera°.
There can be no assurance that any or all of the $70.0 million of potential revenue-based milestone payments (as outlined below) will ever be achieved or become payable to us. The achievement of the applicable milestones depends on numerous factors outside of our control, including, among other things, Zimmer’s commitment of financial and operational resources, clinical and regulatory outcomes, manufacturing capabilities, commercialization efforts, market acceptance, competitive dynamics, strategic decisions and other business priorities, among other things.
The potential revenue-based milestone payments associated with the divestiture of iovera° to Zimmer consist of:
•If net revenue from the sale of the current version of iovera° available for sale to end users as of the closing date of the iovera° divestiture transaction (the “Business Products”) during any of the five (5) calendar year periods commencing on January 1, 2027 through December 31, 2031 (each an “Applicable Milestone Period”) equals or exceeds $50.0 million, we will receive $18.5 million.
•If net revenue from the sale of the Business Products during any Applicable Milestone Period equals or exceeds $60.0 million, we will receive $23.5 million.
•If net revenue from the sale of the Business Products during any Applicable Milestone Period equals or exceeds $70.0 million, we will receive $28.0 million.
•If net revenue from the sale of the Business Products during any single year equals or exceeds the sum of any two or more milestones, then the highest applicable milestone payment shall be paid with respect to such year.
As a result, actions taken or not taken by Zimmer may delay, reduce or eliminate our ability to receive some or all of the potential revenue-based milestone payments, which expire on December 31, 2031 if not met.
For more information on the divestiture of iovera° to Zimmer, see Note 3, Assets and Liabilities Held for Sale, to our condensed consolidated financial statements included herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 53

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

2.1	Stock and Asset Purchase Agreement by and between Pacira BioSciences, Inc., Pacira CryoTech, Inc. and Zimmer, Inc.* #

10.1	Executive Employment Agreement, dated January 21, 2025, by and between Pacira Pharmaceuticals, Inc. and Brendan Teehan.* †

10.2	Amended and Restated 2014 Employee Stock Purchase Plan.(1)†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.

#	Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K under the Securities Exchange Act of 1934, as amended. The Registrant hereby undertakes to supplementally furnish copies of any omitted schedules to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 11, 2026.
Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 54

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Date:	August 4, 2026	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 4, 2026	By:	/s/ SHAWN M. CROSS
Shawn M. Cross
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q2 2026 Quarterly Report on Form 10-Q | 55