Form 10-Q
period 2026-09-30
Pacira BioSciences, Inc.
filed 2026-11-05
CIK 1396814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 4, 2026, 40,094,660 shares of the registrant’s common stock, $0.001 par value per share, were outstanding.
ii

PACIRA BIOSCIENCES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 1

PART I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (Unaudited)
PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$246,957	$158,545
Short-term available-for-sale investments	48,620	79,879
Accounts receivable, net	122,894	124,069
Inventories, net	129,493	152,863
Prepaid expenses and other current assets	42,262	32,618
Total current assets	590,226	547,974
Fixed assets, net	129,179	140,690
Right-of-use assets, net	42,456	41,777
Goodwill	19,537	20,214
Intangible assets, net	272,998	368,100
Deferred tax assets	125,307	123,854
Investments and other assets	22,936	22,308
Total assets	$1,202,639	$1,264,917
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,505	$15,150
Accrued expenses	98,504	95,601
Lease liabilities	10,087	9,839
Total current liabilities	126,096	120,590
Long-term debt, net	293,592	372,189
Lease liabilities	36,601	36,176
Contingent consideration	3,022	18,066
Deferred tax liabilities	4,033	4,213
Other liabilities	26,974	20,572
Total liabilities	490,318	571,806
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $0.001; 5,000,000 shares authorized; none issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, par value $0.001; 250,000,000 shares authorized; 48,915,106 shares issued and 39,896,515 shares outstanding at September 30, 2026 and 47,890,777 shares issued and 41,116,739 shares outstanding at December 31, 2025	49	48
Treasury stock, at cost, inclusive of excise tax and broker fees, 9,018,591 and 6,774,038 shares at September 30, 2026 and December 31, 2025, respectively	(227,013)	(176,565)
Additional paid-in capital	1,099,505	1,064,623
Accumulated deficit	(163,232)	(199,322)
Accumulated other comprehensive income	3,012	4,327
Total stockholders’ equity	712,321	693,111
Total liabilities and stockholders’ equity	$1,202,639	$1,264,917
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 2

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Net product sales	$175,436	$178,040	$543,305	$525,981
Royalty revenue	—	1,476	1,906	3,557
Service revenue	1,217	—	1,217	—
Total revenues	176,653	179,516	546,428	529,538
Operating expenses:
Cost of sales (exclusive of amortization of acquired intangible assets)	37,233	34,278	117,810	109,450
Research and development	26,682	25,966	84,997	79,859
Selling, general and administrative	83,840	91,797	269,593	267,151
Amortization of acquired intangible assets	12,356	14,322	41,000	42,966
Other operating (gains) expenses, net	(5,730)	6,791	(413)	13,261
Total operating expenses	154,381	173,154	512,987	512,687
Income from operations	22,272	6,362	33,441	16,851
Other income (expense):
Interest income	2,495	8,534	6,369	20,437
Interest expense	(2,885)	(4,279)	(10,206)	(13,554)
Gain on divestiture	6,617	—	6,617	—
Loss on early extinguishment of debt	—	(983)	—	(983)
Other, net	315	(110)	146	(6,448)
Total other income (loss), net	6,542	3,162	2,926	(548)
Income before income taxes	28,814	9,524	36,367	16,303
Income tax expense	(293)	(4,092)	(277)	(10,906)
Net income	$28,521	$5,432	$36,090	$5,397

Net income per common share:
Basic net income per common share	$0.72	$0.12	$0.90	$0.12
Diluted net income per common share	$0.70	$0.12	$0.89	$0.12
Weighted average common shares outstanding:
Basic	39,863	44,038	39,929	45,257
Diluted	40,830	44,459	40,681	45,729

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 3

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$28,521	$5,432	$36,090	$5,397
Other comprehensive income (loss):
Net unrealized (loss) gain on investments, net of tax	(32)	29	(74)	(102)
Foreign currency translation adjustments	(197)	32	(1,241)	3,882
Total other comprehensive (loss) income	(229)	61	(1,315)	3,780
Comprehensive income	$28,292	$5,493	$34,775	$9,177

See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 4

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at June 30, 2026	48,841	(9,019)	$49	$(227,013)	$1,087,452	$(191,753)	$3,241	$671,976
Exercise of stock options	23	—	—	—	375	—	—	375
Vested restricted stock units	56	—	—	—	—	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(5)	—	—	—	(145)	—	—	(145)
Stock-based compensation	—	—	—	—	11,823	—	—	11,823
Other comprehensive loss (Note 12)	—	—	—	—	—	—	(229)	(229)
Net income	—	—	—	—	—	28,521	—	28,521
Balance at September 30, 2026	48,915	(9,019)	$49	$(227,013)	$1,099,505	$(163,232)	$3,012	$712,321

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at June 30, 2025	47,691	(2,793)	$48	$(75,515)	$1,035,563	$(206,391)	$4,062	$757,767
Exercise of stock options	1	—	—	—	12	—	—	12
Vested restricted stock units	43	—	—	—	(1)	—	—	(1)
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	—	—	—	—	(7)	—	—	(7)
Stock-based compensation	—	—	—	—	13,978	—	—	13,978
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(1,976)	—	(50,028)	—	—	—	(50,028)
Other comprehensive income (Note 12)	—	—	—	—	—	—	61	61
Net income	—	—	—	—	—	5,432	—	5,432
Balance at September 30, 2025	47,735	(4,769)	$48	$(125,543)	$1,049,545	$(200,959)	$4,123	$727,214
See accompanying notes to condensed consolidated financial statements.

Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 5

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(In thousands)
(Unaudited)

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2025	47,891	(6,774)	$48	$(176,565)	$1,064,623	$(199,322)	$4,327	$693,111
Exercise of stock options	51	—	—	—	834	—	—	834
Vested restricted stock units	1,262	—	1	—	(1)	—	—	—
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(372)	—	—	—	(7,993)	—	—	(7,993)
Common stock issued under employee stock purchase plan	83	—	—	—	1,722	—	—	1,722
Stock-based compensation	—	—	—	—	40,320	—	—	40,320
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(2,245)	—	(50,448)	—	—	—	(50,448)
Other comprehensive loss (Note 12)	—	—	—	—	—	—	(1,315)	(1,315)
Net income	—	—	—	—	—	36,090	—	36,090
Balance at September 30, 2026	48,915	(9,019)	$49	$(227,013)	$1,099,505	$(163,232)	$3,012	$712,321

	Number of Shares Outstanding				Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income
	Common Shares	Treasury Shares	Common Stock	Treasury Stock				Total
Balance at December 31, 2024	47,078	(837)	$47	$(25,121)	$1,009,435	$(206,356)	$343	$778,348
Exercise of stock options	1	—	—	—	12	—	—	12
Vested restricted stock units	765	—	1	—	—	—	—	1
Common stock withheld for employee withholding tax liabilities on vested restricted stock units	(210)	—	—	—	(5,474)	—	—	(5,474)
Common stock issued under employee stock purchase plan	101	—	—	—	1,569	—	—	1,569
Stock-based compensation	—	—	—	—	44,003	—	—	44,003
Purchase of treasury stock, inclusive of excise tax and broker fees	—	(3,932)	—	(100,422)	—	—	—	(100,422)
Other comprehensive income (Note 12)	—	—	—	—	—	—	3,780	3,780
Net income	—	—	—	—	—	5,397	—	5,397
Balance at September 30, 2025	47,735	(4,769)	$48	$(125,543)	$1,049,545	$(200,959)	$4,123	$727,214
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 6

PACIRA BIOSCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net income	$36,090	$5,397
Adjustments to reconcile net income to net cash provided by operating activities:
Release of valuation allowance on deferred tax assets	(6,397)	—
Indefinite-lived intangible asset impairment	—	25,866
Investment impairment	—	11,000
Deferred taxes	4,930	10,221
Depreciation of fixed assets and amortization of intangible assets	61,897	69,681
Amortization of cloud computing arrangements, debt issuance costs and debt discount	2,629	2,717
Loss on early extinguishment of debt	—	983
Gain on divestiture	(6,617)	—
Stock-based compensation	40,320	44,003
Changes in contingent consideration	(15,044)	(2,407)
Net accretion of discount on available-for-sale investments	(1,311)	(4,253)
Other net gains	—	(5,887)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,325)	(1,943)
Inventories, net	13,340	(32,384)
Prepaid expenses and other assets	(10,433)	(9,954)
Accounts payable	697	(2,669)
Accrued expenses	11,920	(7,145)
Other liabilities	3,514	5,079
Net cash provided by operating activities	133,210	108,305
Investing activities:
Acquisition of GQ Bio Therapeutics GmbH (net of cash acquired)	(6,335)	(16,702)
Proceeds from iovera®° divestiture	73,560	—
Purchases of fixed assets	(7,685)	(15,115)
Purchases of available-for-sale investments	(31,078)	(113,450)
Sales of available-for-sale investments	63,550	226,665
Purchase of convertible notes receivable investment	—	(1,250)
Net cash provided by investing activities	92,012	80,148
Financing activities:
Proceeds from exercises of stock options	834	12
Proceeds from shares issued under employee stock purchase plan	1,722	1,569
Payment of employee withholding taxes on restricted stock unit vests	(7,993)	(5,474)
Purchase of treasury stock, inclusive of broker fees	(50,045)	(100,080)
Excise taxes paid on treasury stock repurchases	(1,336)	—
Proceeds from Revolving Credit Facility	—	101,000
Repayment of 2025 convertible senior notes	—	(202,487)
Repayment of Term loan A facility	—	(105,312)
Repayment of Revolving Credit Facility	(80,000)	(5,000)
Payment of debt issuance and financing costs	—	(2,203)
Net cash used in financing activities	(136,818)	(317,975)
Effect of exchange rate changes on cash and cash equivalents	8	337
Net increase (decrease) in cash and cash equivalents	88,412	(129,185)
Cash and cash equivalents, beginning of period	158,545	276,774
Cash and cash equivalents, end of period	$246,957	$147,589
See accompanying condensed notes to consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 7

PACIRA BIOSCIENCES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2026	2025
Supplemental cash flow information:
Cash paid for interest	$7,010	$10,390
Net cash paid for income taxes	$1,213	$8,944
Non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued liabilities	$3,913	$1,116
Excise tax on treasury stock repurchases included in accrued liabilities	$403	$341
See accompanying notes to condensed consolidated financial statements.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 8

PACIRA BIOSCIENCES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS
Pacira BioSciences, Inc. and its subsidiaries (collectively, the “Company” or “Pacira”) deliver innovative, non-opioid pain therapies to transform the lives of patients. The Company’s long-acting, local analgesic, EXPAREL® (bupivacaine liposome injectable suspension), was commercially launched in the United States, or U.S., in April 2012 and approved in select European countries and the United Kingdom, or U.K., in November 2021. EXPAREL utilizes the Company’s proprietary multivesicular liposome, or pMVL, drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. EXPAREL is currently indicated to produce postsurgical local analgesia via infiltration in patients aged six years and older, and postsurgical regional analgesia in adults via (i) an interscalene brachial plexus block in adults; (ii) a sciatic nerve block in the popliteal fossa; or (iii) an adductor canal block in adults for postsurgical pain management (the safety and effectiveness of EXPAREL have not been established to produce postsurgical regional analgesia via other nerve blocks other than an interscalene brachial plexus nerve block, a sciatic nerve block in the popliteal fossa, and an adductor canal block). In November 2021, the Company acquired Flexion Therapeutics, Inc., or Flexion (the “Flexion Acquisition”), and added ZILRETTA® (triamcinolone acetonide extended-release injectable suspension) to its product portfolio. ZILRETTA is the first and only extended-release, intra-articular (meaning in the joint) injection indicated for the management of osteoarthritis, or OA, knee pain. The Company is also advancing two Phase 2 clinical programs—PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for OA of the knee, and PCRX-2002, a complementary, long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain control. PCRX-201 is the lead program from the Company’s proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people. In February 2025, the Company acquired the remaining 81 percent equity interest that it did not already own in GQ Bio Therapeutics GmbH, or GQ Bio (the “GQ Bio Acquisition”), a privately-held biopharmaceutical company, which included the novel HCAd platform, a preclinical portfolio of HCAd-based assets and research and development talent. During the nine months ended September 30, 2026, the Company released a $6.3 million indemnification holdback that was established at the acquisition date for 18 months for potential unidentified liabilities.
Pacira is subject to risks common to companies in similar industries and stages, including, but not limited to, competition from larger companies and potential generic entrants, reliance on revenue from two commercialized products, reliance on a limited number of wholesalers, reliance on a limited number of manufacturing sites, new technological innovations, dependence on key personnel, reliance on third-party service providers and sole source suppliers, tariffs, protection of proprietary technology, compliance with government regulations and risks related to cybersecurity and artificial intelligence.
In July 2026, the Company completed the divestiture of iovera®°, a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve, to Zimmer, Inc., or Zimmer, a subsidiary of Zimmer Biomet Holdings, Inc. For more information, see Note 3, iovera° Divestiture.
Proposed Acquisition by Viatris Inc.
On October 8, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viatris Inc., a Delaware corporation (“Viatris”), and Peach Purchaser Sub Inc., a Delaware corporation and wholly owned subsidiary of Viatris (“Purchaser”). Pursuant to the Merger Agreement, on October 30, 2026, Purchaser commenced a tender offer (the “Offer”) to purchase each issued and outstanding share of the Company’s common stock (the “Shares”) at an offer price of $36.50 per Share in cash, net of applicable withholding taxes and without interest.
As soon as practicable following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Viatris. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of common stock upon the acquisition by Purchaser of a majority of the aggregate voting power of common stock. As a result of the Merger, Pacira will cease to be a publicly traded company.
The Merger Agreement contains customary representations and warranties. The Merger is expected to close before the end of 2026, subject to the satisfaction or waiver of customary conditions, including, among others, that the number of Shares tendered in the Offer, together with Shares then owned by Purchaser and its affiliates, represent at least one Share more than 50% of the then-issued and outstanding Shares at the time of the expiration of the Offer.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 9

The Merger Agreement also includes customary termination provisions for both the Company and Viatris and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to a Superior Offer (as defined in the Merger Agreement), the Company would be required to pay Viatris a termination fee of an amount in cash equal to $62.0 million (the “Termination Fee”). Any such termination of the Merger Agreement by the Company in connection with a Superior Offer is subject to certain conditions, including the Company’s compliance with certain procedures set forth in the Merger Agreement, a determination by the Company’s board of directors that the failure to take such action would reasonably be expected to be inconsistent with the Company’s board of directors’ fiduciary duties to the Company’s stockholders under applicable law and the payment of the Termination Fee by the Company.
The Company recorded Merger-related costs of approximately $7.4 million for both the three and nine months ended September 30, 2026, primarily for associated outside legal and external financial advisory fees. These costs were recorded within other operating (gains) expenses, net in the Company’s condensed consolidated statements of operations. Additional Merger-related costs are expected to be incurred through the closing of the Merger, which may exceed $40.0 million contingent on the Merger closing.
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
The condensed consolidated financial statements at September 30, 2026, and for the three and nine-month periods ended September 30, 2026 and 2025, are unaudited, but include all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial information set forth herein in accordance with GAAP. The condensed consolidated balance sheet at December 31, 2025 is derived from the audited consolidated financial statements included in the Company’s 2025 Annual Report. The accounts of wholly-owned subsidiaries are included in the condensed consolidated financial statements. The condensed consolidated financial statements as presented reflect certain reclassifications from previously issued financial statements to conform to the current presentation. Intercompany accounts and transactions have been eliminated in consolidation.
The results of operations for these interim periods are not necessarily indicative of results that may be expected for any other interim periods or for the full year.
Assets and Liabilities Held for Sale
Assets and liabilities available for sale and expected to be sold within one year are classified as either assets or liabilities held for sale on the condensed consolidated balance sheets at the lower of their carrying value or fair value, less any costs to sell. Any loss, or gain up until any previously recorded loss, is recognized in the period in which the held for sale criteria are met. The Company will recognize contingent consideration related to the sale of a business as a gain contingency. Under this policy, contingent consideration is excluded from the initial measurement of gain or loss upon the divestiture of a business and is recognized in earnings when the contingency is resolved and the consideration becomes realizable.
In June 2026, the Company agreed to divest its iovera° business to Zimmer and reclassified certain of its assets and liabilities to assets and liabilities held for sale. In July 2026, the Company completed the divestiture and derecognized such assets and liabilities held for sale. For more information, refer to Note 3, iovera° Divestiture.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 10

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
Concentration of Major Customers
The table below includes the percentage of revenues comprised by the Company’s three largest wholesalers in each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Largest wholesaler	32%	31%	31%	32%
Second largest wholesaler	26%	25%	25%	26%
Third largest wholesaler	23%	21%	22%	21%
Total	81%	77%	78%	79%
Recent Accounting Pronouncements Not Adopted as of September 30, 2026
In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The ASU amendment improves financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU’s amendments are effective for annual reporting periods beginning after December 31, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted. This ASU amendment can be applied on a prospective basis or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 11

prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements.
NOTE 3—iovera° DIVESTITURE
In June 2026, the Company and its wholly-owned subsidiary Pacira CryoTech, Inc. (“Pacira CryoTech”) entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Zimmer. Pursuant to the Purchase Agreement, the Company agreed to divest to Zimmer (i) all of the issued and outstanding capital stock of Pacira CryoTech and (ii) certain assets and liabilities of the Company and certain of its subsidiaries relating to the Company’s handheld cryoanalgesia devices and related products—including iovera° (the “Divestiture”)—for up to $140.0 million, including an upfront payment of $70.0 million, subject to customary adjustments for cash, accounts receivable, indebtedness, transaction expenses and inventory.
In June 2026, the iovera° assets and liabilities included in the Purchase Agreement were reclassified to assets and liabilities held for sale due to meeting the required held for sale criteria. The Company determined that the held for sale disposal group was not impaired because the fair value less the cost to sell the disposal group exceeded its carrying value.
The Purchase Agreement provides for potential contingent consideration of up to an additional $70.0 million in the aggregate, payable upon the achievement of the following revenue-based milestones (in each case, excluding any net revenue previously applied towards the achievement of any other milestone threshold) up to and through the period ending December 31, 2031:
•If net revenue from sales of iovera° during any of the five (5) calendar year periods commencing on January 1, 2027 through December 31, 2031 (each an “Applicable Milestone Period”) equals or exceeds $50.0 million, the Company will receive $18.5 million.
•If net revenue from sales of iovera° during any Applicable Milestone Period equals or exceeds $60.0 million, the Company will receive $23.5 million.
•If net revenue from sales of iovera° during any Applicable Milestone Period equals or exceeds $70.0 million, the Company will receive $28.0 million.
•If net revenue from sales of iovera° during any single year equals or exceeds the sum of any two or more milestones, then the highest applicable milestone payment shall be paid with respect to such year.
The Company determined that execution of the Purchase Agreement did not qualify as discontinued operations since it did not have a major effect on the Company’s operations and financial results.
The Divestiture was completed on July 31, 2026. The Company received cash of $73.6 million, after customary purchase price adjustments. In October 2026, the Company received an additional $1.0 million that was held in escrow at the time of the Divestiture, which was included within other current assets on its condensed consolidated balance sheet as of September 30, 2026. $3.2 million of the upfront cash received was recorded as deferred revenue as part of a Zimmer Development Agreement (defined herein). The $70.0 million of additional contingent milestones will be recognized in the period if and when they are each earned. In both the three and nine months ended September 30, 2026, the Company recognized a $6.6 million gain on divestiture on its condensed consolidated statement of operations, resulting from the cash received in July 2026 from Zimmer in consideration for divesting the net assets of iovera° less the carrying value of the transferred assets. $67.5 million ($53.3 million of intangible assets, $10.0 million of inventory, $3.5 million of accounts receivable and $0.7 million of fixed assets) and $2.8 million of assets and liabilities held for sale, respectively, were derecognized upon the closing of the Divestiture in July 2026. Lastly, as part of the Divestiture, there were $2.2 million of transaction bonuses payable to certain employees of the Company that were hired by Zimmer at close that the Company recorded as an expense in both the three and nine months ended September 30, 2026, which will be paid by Zimmer. This charge was recorded across cost of service, selling, general and administrative and research and development in the condensed consolidated statement of operations.
Upon the close of the Divestiture on July 31, 2026, the Company entered into a transitional services arrangement, pursuant to which the Company will provide recordkeeping, manufacturer of record and other services; a development and commercialization agreement, pursuant to which both parties intend to continue the label expansion of iovera° in the field of spasticity through United States Food and Drug Administration, or FDA, approval and completion of the remaining iovera° Investigator Initiated Trial, or IIT, contracts that the Company had previously entered into (the “Zimmer Development Agreement”); and a sublease agreement, all of which are expected to operate through 2028. For additional information on the sublease agreement, see Note 7, Leases.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 12

NOTE 4—REVENUE AND COST OF SALES
Revenue from Contracts with Customers
The Company’s net product sales are primarily within the U.S. and consist of EXPAREL, ZILRETTA, and sales of bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to a collaborative licensing agreement from the sale of the Company’s bupivacaine liposome injectable suspension for veterinary use. Service revenues are related to a development and commercialization agreement with Zimmer, as described below.
In June 2026, the Company entered into the Purchase Agreement with Zimmer to divest iovera°. The Divestiture was completed on July 31, 2026, and as such, the Company no longer recognizes revenue associated with iovera° after this date. In July 2026, the Company entered into the Zimmer Development Agreement pursuant to which both parties intend to continue the label expansion study for iovera° in the field of spasticity through FDA approval and completion of the remaining iovera° IIT contracts that the Company had entered into prior to the Divestiture. As of September 30, 2026, the Company had a balance of $2.0 million of deferred revenue outstanding that was included in accrued expenses within its condensed consolidated balance sheet. For additional information, see Note 3, iovera° Divestiture.
The Company does not consider revenue from sources other than sales of EXPAREL and ZILRETTA to be material sources of its consolidated revenue. As such, the following revenue disclosure is limited to net product sales of EXPAREL and ZILRETTA.
Net Product Sales
The Company sells EXPAREL through a drop-ship program under which orders are processed through wholesalers based on orders of the product placed by end-users, namely hospitals, ambulatory surgery centers and healthcare provider offices. EXPAREL is delivered directly to the end-user without the wholesaler ever taking physical possession of the product. The Company primarily sells ZILRETTA to specialty distributors and specialty pharmacies, who then subsequently resell ZILRETTA to physicians, clinics and certain medical centers or hospitals. The Company also contracts directly with healthcare providers and intermediaries such as group purchasing organizations, or GPOs. Product revenue is recognized when control of the promised goods is transferred to the customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for transferring those goods. EXPAREL and ZILRETTA revenue is recorded at the time the products are transferred to the customer.
Revenues from sales of products are recorded net of returns allowances, prompt payment discounts, service fees, government rebates, customer rebates, payer rebates and chargebacks. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. These amounts are treated as variable consideration, estimated and recognized as a reduction of the transaction price at the time of the sale, using the most likely amount method, except for returns, which are based on the expected value method. The Company includes these estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized for such transaction will not occur, or when the uncertainty associated with the variable consideration is resolved.
Chargebacks for fees and discounts represent the estimated obligations resulting from contractual commitments to sell products to Department of Veterans Affairs hospitals, participating GPO members, 340B qualified entities and other contracted customers at prices lower than the list price. The 340B Drug Discount Program is a U.S. federal government program that requires participating drug manufacturers to provide outpatient drugs to eligible health care organizations and covered entities at reduced prices. Customers claim the difference between the amount invoiced and the discounted selling price through a chargeback issued by a wholesaler. Reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and trade receivables, net. Chargeback amounts are determined at the time of sale, and the Company generally issues credits for such amounts within weeks of receiving notification from a wholesaler. Reserves for chargebacks consist of anticipated credits the Company expects to issue based on expected units sold and chargebacks that customers have claimed for which credits have not yet been issued.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 13

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
Disaggregated Revenue
The following table represents disaggregated net product sales in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net product sales:
EXPAREL	$142,510	$139,902	$433,607	$419,348
ZILRETTA	29,760	28,982	89,175	83,654
iovera° (1)	1,982	6,465	14,964	17,176
Bupivacaine liposome injectable suspension	1,184	2,691	5,559	5,803
Total net product sales	$175,436	$178,040	$543,305	$525,981
(1) In June 2026, the Company entered into the Purchase Agreement with Zimmer to divest iovera°. The Divestiture was completed on July 31, 2026, after which the Company no longer recognizes revenue associated with iovera°. For more information, see Note 3, iovera° Divestiture.
Cost of Sales
The following table represents disaggregated cost of goods sold and cost of service in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold (1)	$36,374	$34,278	$116,951	$109,450
Cost of service	859	—	859	—
Total cost of sales (1)	$37,233	$34,278	$117,810	$109,450
(1) Exclusive of amortization of acquired intangible assets
NOTE 5—INVENTORIES
The components of inventories, net are as follows (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$25,201	$43,335
Work-in-process	22,533	28,201
Finished goods	81,759	81,327
Total	$129,493	$152,863
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 14

In July 2026, $10.0 million of inventories related to iovera°—comprised of $5.9 million of raw materials, $0.7 million of work-in-process and $3.4 million of finished goods—were derecognized upon the closing of the Divestiture. For more information, see Note 3, iovera° Divestiture.
In July 2025, the Company announced it decommissioned its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California, and reduced its workforce accordingly. As a result, the Company reserved $1.0 million of raw materials related to that equipment during the nine months ended September 30, 2025.
NOTE 6—FIXED ASSETS
Fixed assets, net, summarized by major category, consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Machinery and equipment	$163,299	$163,144
Leasehold improvements	78,381	77,450
Computer equipment and software	27,401	26,187
Office furniture and equipment	2,101	2,127
Construction in progress	15,790	9,485
Total	286,972	278,393
Less: accumulated depreciation	(157,793)	(137,703)
Fixed assets, net	$129,179	$140,690
For the three and nine months ended September 30, 2026, depreciation expense was $6.9 million and $20.9 million, respectively. For the three and nine months ended September 30, 2025, depreciation expense was $6.9 million and $26.7 million, respectively.
The Company recognized $5.5 million of accelerated depreciation expense during the nine months ended September 30, 2025 as a result of decommissioning its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California. The Company continues to operate its 200-liter EXPAREL batch manufacturing suite at the same facility.
As of September 30, 2026 and December 31, 2025, total fixed assets, net, includes manufacturing process equipment and leasehold improvements located outside of the U.S. in the amount of $36.1 million and $41.9 million, respectively.
As of September 30, 2026 and December 31, 2025, the Company had asset retirement obligations of $4.2 million and $3.9 million, respectively, included in accrued expenses and other liabilities on its condensed consolidated balance sheets, for costs associated with returning leased spaces to their original condition upon the termination of certain of its lease agreements.
NOTE 7—LEASES
The Company leases all of its facilities, including its EXPAREL manufacturing and research facilities at its Science Center Campus in San Diego, California. In April 2025, the Company moved its principal executive offices and corporate headquarters to Brisbane, California and in June 2026, the Company entered into a new lease in Brisbane, California to retain this office through 2036. The Company also has two embedded leases with Thermo Fisher Scientific Pharma Services, or Thermo Fisher, for the use of their manufacturing facility in Swindon, U.K. for the production of EXPAREL and ZILRETTA. A portion of the associated monthly base fees have been allocated to the lease components based on a relative fair value basis. As part of the GQ Bio Acquisition in February 2025, the Company assumed GQ Bio’s European offices that include a research and development lab and offices in Luckenwalde, Germany.
Between February 2023 and April 2025, the Company had been recognizing sublease income for a portion of office space leased in Burlington, Massachusetts that was assumed as part of the Flexion Acquisition.
In June 2026, the Company entered into the Purchase Agreement with Zimmer to divest iovera°. The Divestiture was completed on July 31, 2026, upon which the Company also entered into a sublease agreement through 2028. For more information on the Divestiture, see Note 3, iovera° Divestiture.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 15

The operating lease costs for the facilities include lease and non-lease components, such as common area maintenance and other common operating expenses, along with executory costs such as insurance and real estate taxes. Total operating lease expense, net is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fixed lease costs	$3,323	$3,139	$9,646	$9,673
Variable lease costs	611	642	1,791	1,757
Sublease income	(300)	—	(300)	(76)
Total	$3,634	$3,781	$11,137	$11,354
Supplemental cash flow information related to operating leases is as follows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for operating lease liabilities, net of lease incentives	$9,605	$9,650
Right-of-use assets recorded in exchange for lease obligations	$7,962	$2,043
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
The Company has measured its operating lease liabilities at an estimated discount rate at which it could borrow on a collateralized basis over the remaining term for each operating lease. The weighted average remaining lease terms and the weighted average discount rates are summarized as follows:

	September 30,
	2026	2025
Weighted average remaining lease term	4.79 years	4.56 years
Weighted average discount rate	6.98%	6.91%
Maturities of the Company’s operating lease liabilities are as follows (in thousands):

Year	Aggregate Minimum Payments Due
2026 (remaining three months)	$3,146
2027	13,267
2028	12,238
2029	12,158
2030	6,993
Thereafter	8,017
Total future lease payments	55,819
Less: imputed interest	(9,131)
Total operating lease liabilities	$46,688
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 16

NOTE 8—GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company’s goodwill arose from the GQ Bio Acquisition in February 2025. As of September 30, 2026 and December 31, 2025, the goodwill balance was $19.5 million and $20.2 million, respectively. The change in the goodwill balance from December 31, 2025 was due to $0.7 million in foreign currency translation adjustments.
The Company previously had goodwill resulting from the acquisition of Pacira Pharmaceuticals, Inc. (the Company’s California operating subsidiary) from SkyePharma Holding, Inc. (now a subsidiary of Vectura Group plc, a subsidiary of Molex Asia Holdings Ltd.) in 2007, the acquisition of MyoScience, Inc. (the “MyoScience Acquisition”) in 2019 and the Flexion Acquisition in 2021. Accumulated goodwill impairment charges through September 30, 2026 were $163.2 million.
Intangible Assets
Intangible assets, net, consists of in-process research and development, or IPR&D, from the GQ Bio Acquisition and Flexion Acquisition and developed technology from the Flexion Acquisition. In June 2026, $53.2 million, net, of developed technologies and a nominal amount of customer relationships related to iovera° from the MyoScience Acquisition were reclassified to assets held for sale that have since been derecognized in July 2026 as part of the Divestiture with Zimmer. For more information, see Note 3, iovera° Divestiture.
Intangible assets, net, as of September 30, 2026 are summarized as follows (dollar amounts in thousands):

September 30, 2026	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted-Average Useful Lives
Developed technologies	$480,000	$(240,440)	$239,560	9 years, 9 months
Acquired IPR&D (1)	33,438	—	33,438
Total intangible assets, net	$513,438	$(240,440)	$272,998
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
Amortization expense on intangible assets was $12.4 million and $14.3 million for the three months ended September 30, 2026 and 2025, respectively. Amortization expense on intangible assets was $41.0 million and $43.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Assuming no changes in the gross carrying amount of these intangible assets, the future estimated amortization expense on the finite-lived intangible assets will be $12.4 million for the remaining three months of 2026, $49.4 million each year from 2027 to 2030, and $29.5 million in 2031.
The Company reviews its indefinite-lived intangible assets for impairment annually and whenever an event or change in circumstances arises that indicates the carrying amount of an indefinite-lived intangible asset is at risk of not being recoverable. During the three months ended September 30, 2025, the Company determined the fair value of the ZILRETTA acquired IPR&D for the treatment of shoulder OA pain may be at risk of impairment due to revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts, among other factors. The Company determined that these events indicated that it was more likely than not that the fair value of the acquired IPR&D may be less than its carrying value. The impairment assessment was conducted through a recoverability test by comparing the $33.9 million carrying value of the asset against the fair value through a discounted cash flow model based on new facts and circumstances. The assessment resulted in a fair value of $8.0 million. An impairment of $25.9 million was recognized within other operating
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 17

(gains) expenses, net in the consolidated statements of operations for the three and nine months ended September 30, 2025 based on the amount its previous carrying value exceeded its updated fair value.
NOTE 9—ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued selling, general and administrative expenses	$13,793	$17,429
Accrued research and development expenses	7,046	6,129
Accrued production costs	11,079	9,002
Other accrued operating expenses	15,266	12,864
Compensation and benefits	36,448	37,841
Accrued interest	2,293	782
Product returns and wholesaler service fees	12,579	11,554
Total	$98,504	$95,601
NOTE 10—DEBT
The carrying value of the Company’s outstanding debt is summarized as follows (in thousands):

	September 30,	December 31,
	2026	2025
2.125% Convertible senior notes due May 2029	$282,592	$281,189
Revolving Credit Facility	11,000	91,000
Total	$293,592	$372,189
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
The total debt composition of the 2029 Notes was as follows (in thousands):

	September 30,	December 31,
	2026	2025
2.125% convertible senior notes due May 2029	$287,500	$287,500
Deferred financing costs	(4,908)	(6,311)
Total debt, net of deferred financing costs	$282,592	$281,189
As of September 30, 2026, the 2029 Notes had a market price of $989 per $1,000 principal amount. In the event of conversion, holders would forgo all future interest payments, any unpaid accrued interest and the possibility of further stock price appreciation. Upon the receipt of conversion requests, the settlement of the 2029 Notes will be paid pursuant to the terms of the 2029 Indenture. In the event that all of the 2029 Notes are converted, the Company would be required to repay the $287.5 million in principal value in cash, whereas any conversion premium would be required to be repaid in any combination of cash and shares of its common stock (at the Company’s option).
Prior to the close of business on the business day immediately preceding November 15, 2028, the 2029 Notes are convertible only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on June 30, 2024 (and only during such calendar quarter), if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is equal to or greater than 130% of the conversion price on each applicable trading day; (ii) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the trading price per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 18

98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day; (iii) upon the occurrence of specified corporate events; or (iv) upon a Company redemption. On or after November 15, 2028, until the close of business on the second scheduled trading day immediately preceding May 15, 2029, holders of the 2029 Notes may convert all or a portion of their 2029 Notes, at any time. No sinking fund is provided for the 2029 Notes. As of September 30, 2026, the conditions for conversion were not met.
Upon conversion, holders will receive the principal amount of their 2029 Notes and any excess conversion value, calculated based on the per share volume-weighted average price for each of the 50 consecutive trading days during the observation period (as more fully described in the 2029 Indenture). The Company will settle the principal in cash per the terms of the 2029 Notes. For any excess conversion value, holders may receive cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s option. The initial conversion rate for the 2029 Notes is 25.2752 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $39.56 per share of the Company’s common stock. The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. The initial conversion price of the 2029 Notes represents a premium of approximately 32.5% to the closing sale price of $29.86 per share of the Company’s common stock on the Nasdaq Global Select Market on May 9, 2024, the date that the Company priced the private offering of the 2029 Notes.
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
While the 2029 Notes are currently classified on the Company’s condensed consolidated balance sheet at September 30, 2026 as long-term debt, the future convertibility and resulting balance sheet classification of this liability is monitored at each quarterly reporting date and is analyzed dependent upon market prices of the Company’s common stock during the prescribed measurement periods. In the event that the holders of the 2029 Notes have the election to convert the 2029 Notes at any time during the prescribed measurement period, the 2029 Notes would then be considered a current obligation and classified as such.
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
Consummation of the Offer and the Merger may each constitute a “Fundamental Change” or a “Make-Whole Fundamental Change” (each as defined in the 2029 Indenture) under the 2029 Indenture, which may give noteholders the right to require the Company to repurchase such 2029 Notes for cash at a price equal to 100% of the principal amount thereof plus
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 19

any accrued and unpaid interest, or the right to convert such 2029 Notes at an increased conversion rate, in each case, in accordance with the terms of the 2029 Indenture.
Pursuant to the Merger Agreement, the Company has agreed, within the time periods required by the 2029 Indenture, to take all actions required by, or reasonably requested by Viatris pursuant to, the 2029 Indenture and applicable law to be performed by the Company at or prior to the date and time at which the Merger becomes effective (the “Effective Time”) as a result of the Merger Agreement or the consummation of the transactions contemplated thereby, which may include (i) any actions with respect to repurchases or conversions of the 2029 Notes occurring as a result of or in connection with the transactions contemplated by the Merger Agreement constituting a Fundamental Change or a Make-Whole Fundamental Change and (ii) the giving of any notices that may be required or reasonably requested by Viatris and delivery of any required documents or instruments, including any supplemental indenture, officer’s certificates and legal opinions contemplated by the 2029 Indenture, to the trustee and noteholders.
In addition, the Company has agreed to use reasonable best efforts to cooperate with Viatris in seeking to enter into arrangements with the counterparties to the Capped Call Transactions to cause the Capped Call Transactions to be exercised, settled, canceled or otherwise terminated as of the Effective Time. The Company has also agreed not to amend, modify or otherwise change the terms of the documentation governing the Capped Call Transactions, or exercise any right or enter into any agreement to terminate or trigger an early settlement of any of the Capped Call Transactions, in each case without Viatris’ prior written consent.
Revolving Credit Facility
On July 3, 2025, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A., as administrative agent, swingline lender and an issuing bank, and certain lenders, to, among other things, retire the indebtedness outstanding under the Company’s then-existing TLA Credit Agreement (as defined below) and provide ongoing working capital.
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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2026, the Company was in compliance with all covenants under the Credit Agreement.
During the year ended December 31, 2025, the Company incurred financing fees of approximately $2.1 million which were recorded as a noncurrent other asset on the Company’s condensed consolidated balance sheet. The financing fees are amortized over the term of the Credit Agreement.
Upon entering into the Credit Agreement, the Company borrowed $101.0 million under the Revolving Credit Facility, of which $11.0 million is outstanding as of September 30, 2026 after the Company made repayments of $80.0 million during the nine months ended September 30, 2026 and $10.0 million during the year ended December 31, 2025.
As of September 30, 2026, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 9.40%.
2028 Term Loan A Facility
On March 31, 2023, the Company entered into a credit agreement (as amended and/or restated to date, the “TLA Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders. The term loan issued under the
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 20

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
On July 3, 2025, the Company used a portion of the $300.0 million Revolving Credit Facility to repay the remaining indebtedness outstanding under the TLA Credit Agreement, which consisted of $98.8 million and its final interest payment of $0.1 million, and terminated the TLA Credit Agreement. The Company did not incur any prepayment penalties or fees in connection with the termination of the TLA Credit Agreement. The prepayment resulted in a loss on early extinguishment of debt of approximately $1.0 million which was recognized during the three months ended September 30, 2025. Prior to the TLA Credit Agreement extinguishment, the Company made voluntary principal prepayments of $6.6 million during the year ended December 31, 2025.
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
Interest Expense
The following table sets forth the total interest expense recognized in the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$2,354	$3,597	$8,521	$11,282
Amortization of debt issuance costs	521	626	1,563	2,320
Amortization of debt discount	57	56	169	101
Capitalized interest (Note 6)	(47)	—	(47)	(149)
Total	$2,885	$4,279	$10,206	$13,554

Effective interest rate on total debt	3.19%	3.57%	3.58%	3.24%
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 21

•Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•Level 3: Unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
The carrying value of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these items. The Revolving Credit Facility reprices within a maximum of three months due to its variable interest rate terms. The fair value of the Company’s Revolving Credit Facility approximates its carrying value (Level 2) due to its repricing feature. The fair value of the Company’s convertible senior notes is calculated utilizing market quotations from an over-the-counter trading market for these notes (Level 2). The fair value of the Company’s acquisition-related contingent consideration is reported at fair value on a recurring basis (Level 3). The carrying amount of equity investments and convertible notes receivable without readily determinable fair values included in investments and other assets on the consolidated balance sheet are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments.
At September 30, 2026, the carrying values and fair values of the Company’s financial assets and liabilities were as follows (in thousands):

	Carrying Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
Financial Assets and Financial Liabilities Measured at Fair Value on a Recurring Basis:
Financial Assets:
Equity investments	$7,750	$—	$—	$7,750
Convertible notes receivable	$2,500	$—	$—	$2,500
Financial Liabilities:
Acquisition-related contingent consideration	$3,022	$—	$—	$3,022

Financial Liabilities Measured at Amortized Cost:
2.125% convertible senior notes due 2029 (1)	$282,592	$—	$284,266	$—
Revolving Credit Facility	$11,000	$—	$11,000	$—
(1) The closing price of the Company’s common stock as reported on the Nasdaq Global Select Market was $25.05 per share on September 30, 2026, compared to a conversion price of $39.56 per share. At September 30, 2026, as the conversion price was above the stock price, the requirements for conversion have not been met.
Certain assets and liabilities are measured at fair value on a non-recurring basis, including assets and liabilities acquired in a business combination and long-lived assets, which would be recognized at fair value if deemed impaired. The fair value in these instances would be determined using Level 3 inputs.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 22

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Equity and Convertible Note Investments
The Company holds strategic investments in clinical and preclinical stage privately-held biotechnology companies in the form of equity and convertible note investments. For the equity investments as of September 30, 2026, there have not been any impairments or upward adjustments. The following investments have no readily determinable fair value and are recorded at cost minus impairment, if any, plus or minus observable price changes of identical or similar investments (in thousands):

	Equity Investments	Convertible Notes Receivable	Total
Balance at December 31, 2024	$15,877	$11,898	$27,775
Purchases	—	1,250	1,250
Impairments	(4,000)	(7,000)	(11,000)
Realized gain of prior investments (1)	4,189	1,674	5,863
Settled investments (1)	(8,277)	(5,322)	(13,599)
Foreign currency adjustments	(39)	—	(39)
Balance at December 31, 2025	7,750	2,500	10,250
— No activity for the nine months ended September 30, 2026 —	—	—	—
Balance at September 30, 2026	$7,750	$2,500	$10,250
(1) In conjunction with the GQ Bio Acquisition, the settlement of the Company’s prior equity investment and notes receivable were part of the fair value of consideration exchanged. Upon acquiring the remaining 81% ownership interest in GQ Bio, the Company remeasured its previously held equity interest to its acquisition-date fair value. The $4.2 million gain resulting from the equity investment was recognized as other, net within the condensed consolidated statement of operations. In settling the notes receivable, the Company recognized $1.7 million in interest income. These gains were included in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025 within other net gains.
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
Acquisition-Related Contingent Consideration
The Company has recognized a contingent consideration liability related to the Flexion Acquisition in the amount of $3.0 million and $18.1 million as of September 30, 2026 and December 31, 2025, respectively.
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
In November 2021, the Company completed the Flexion Acquisition, which provided for contingent consideration related to contingent value rights that were issued to Flexion shareholders and certain equity award holders which could aggregate up to a total of $372.3 million if certain regulatory and commercial milestones are met. The aggregate amount was initially $425.5 million prior to the Company’s September 2022 decision to formally discontinue further development of Flexion’s investigational product candidate, PCRX-301. The Company’s obligation to make milestone payments is limited to those milestones achieved through December 31, 2030, and are to be paid within 60 days of the end of the fiscal quarter of achievement. During the three and nine months ended September 30, 2026, the Company recognized contingent consideration gains of $14.4 million and $15.0 million, respectively, due to a reduction in its sales forecast through the milestone expiration date of December 31, 2030. During the three months ended September 30, 2025, the Company recognized contingent consideration charges of $0.6 million due to revisions to discount rates, partially offset by a reduction in the sales forecast through the milestone expiration date. During the nine months ended September 30, 2025, the Company recognized contingent consideration gains of $2.4 million due to revisions to discount rates. These adjustments were recorded within other operating (gains) expenses, net in the condensed consolidated statements of operations. At September 30, 2026, the weighted average discount rate was 8.6%.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 23

The following table includes the key assumptions used in the valuation of the Company’s contingent consideration:

Assumption	Ranges Utilized as of September 30, 2026
Discount rates	8.1% to 9.1%
Probability of payment for remaining regulatory milestones	0%
The change in the Company’s contingent consideration recorded at fair value using Level 3 measurements is as follows (in thousands):

Contingent Consideration Fair Value
Balance at December 31, 2024	$20,241
Fair value adjustments and accretion	(2,175)
Balance at December 31, 2025	18,066
Fair value adjustments and accretion	(15,044)
Balance at September 30, 2026	$3,022
Available-for-Sale Investments
Short-term investments consist of asset-backed securities collateralized by credit card receivables, investment grade commercial paper and corporate, federal agency, government and Yankee bonds with maturities greater than three months, but less than one year. Net unrealized gains and losses (excluding credit losses, if any) from the Company’s short-term investments are reported in other comprehensive income. At September 30, 2026 and December 31, 2025, all of the Company’s short-term investments are classified as available-for-sale investments and are determined to be Level 2 instruments which are measured at fair value using standard industry models with observable inputs, with the exception of U.S. government bonds. The fair value of the commercial paper is measured based on a standard industry model that uses the three-month U.S. Treasury bill rate as an observable input. The fair value of the asset-backed securities and corporate bonds is principally measured or corroborated by trade data for identical issues in which related trading activity is not sufficiently frequent to be considered a Level 1 input or that of comparable securities. The fair value of U.S. government bonds is based on level 1 trading activity. At the time of purchase, all available-for-sale investments had an “A” or better rating by Standard & Poor’s.
The following summarizes the Company’s available-for-sale investments at September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Commercial paper	$46,684	$—	$(67)	$46,617
Corporate bonds	2,008	—	(5)	2,003
Total	$48,692	$—	$(72)	$48,620

December 31, 2025 Investments	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value (Level 2)
Current:
Commercial paper	$54,971	$18	$(13)	$54,976
Corporate bonds	24,881	22	—	24,903
Total	$79,852	$40	$(13)	$79,879
At September 30, 2026, there were no investments available for sale that were materially less than their amortized cost.
The Company elects to recognize its interest receivable separate from its available-for-sale investments. At September 30, 2026 and December 31, 2025, the interest receivable from its available-for-sale investments recognized in prepaid expenses and other current assets was nominal and $0.3 million, respectively.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 24

Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. Such amounts may exceed federally-insured limits.
 As of September 30, 2026, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 33%, 28% and 19%, which excludes the amounts that were reclassified to assets held for sale in conjunction with entering into the Purchase Agreement with Zimmer (for more information, see Note 3, iovera° Divestiture). At December 31, 2025, three wholesalers each accounted for over 10% of the Company’s accounts receivable, at 32%, 23% and 17%. For additional information regarding the Company’s wholesalers, see Note 2, Summary of Significant Accounting Policies. EXPAREL and ZILRETTA revenues are primarily derived from major wholesalers and specialty distributors that generally have significant cash resources. The Company performs ongoing credit evaluations of its customers as warranted and generally does not require collateral. Allowances for credit losses on the Company’s accounts receivable are maintained based on historical payment patterns, current and estimated future economic conditions, aging of accounts receivable and its write-off history. As of September 30, 2026, the allowance for credit losses on the Company’s accounts receivable was not material. As of December 31, 2025, there were $0.7 million of allowances for credit losses on the Company’s accounts receivable.
NOTE 12—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following tables illustrate the changes in the balances of the Company’s accumulated other comprehensive income for the periods presented (in thousands):

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2025	$97	$4,230	$4,327
Net unrealized loss on investments, net of tax (1)	(74)	—	(74)
Foreign currency translation adjustments	—	(1,241)	(1,241)
Balance at September 30, 2026	$23	$2,989	$3,012

	Net Unrealized Gain (Loss) From Available-For-Sale Investments	Unrealized Foreign Currency Translation	Accumulated Other Comprehensive Income
Balance at December 31, 2024	$190	$153	$343
Net unrealized loss on investments, net of tax (1)	(102)	—	(102)
Foreign currency translation adjustments	—	3,882	3,882
Balance at September 30, 2025	$88	$4,035	$4,123
(1) Net of a nominal tax benefit for both the nine months ended September 30, 2026 and 2025.
Share Repurchase Program
On April 17, 2025, the Company announced that its board of directors approved a share repurchase program which authorizes the Company to repurchase up to an aggregate of $300.0 million of its outstanding common stock. Repurchases under this program may be made at management’s discretion on the open market or through privately negotiated transactions, including plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The share repurchase program may be suspended or discontinued at any time by the Company and has an expiration date of December 31, 2026. During the nine months ended September 30, 2025, the Company repurchased 3,932,106 shares of its common stock through open market transactions for $100.4 million which included $0.1 million of broker fees and was inclusive of $0.3 million of accrued excise tax. During the nine months ended September 30, 2026, the Company repurchased 2,244,553 shares of its common stock through open market transactions for $50.4 million which included less than $0.1 million of broker fees and $0.4 million of accrued excise tax. As of September 30, 2026, $100.0 million remains available for future repurchases under this authorization.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 25

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
In addition to the Company’s share repurchase plan, during the nine months ended September 30, 2026, the Company withheld 372,213 shares of common stock to cover employee tax withholding obligations of $8.0 million for vested restricted stock units. All shares of common stock withheld to cover employee tax withholding obligations are retired and are done so pursuant to the terms of the Company’s stock incentive plans and related equity grant agreements rather than the Company’s share repurchase program. Retired shares of common stock are not available for future issuance under the Company’s stock incentive plans.
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
The Pacira BioSciences, Inc. Amended and Restated 2014 Inducement Plan, or as amended and restated to date, the A&R Inducement Plan, was originally approved and adopted by the Company’s board of directors in April 2014, pursuant to which awards could be made to new employees as a material inducement to such persons entering into employment with the Company. The A&R Inducement Plan was amended and restated in December 2023, September 2024, January 2025 and January 2026. The January 2026 amendment and restatement added an additional 750,000 shares of the Company’s common stock to bring the total amount of shares reserved for issuance under the A&R Inducement Plan to 3,060,000, of which 697,348 shares remained available for issuance as of September 30, 2026, and extended the term of the A&R Inducement Plan such that it will now expire on January 1, 2036. The A&R Inducement Plan allows for the granting of nonstatutory stock options, restricted stock awards and other stock-based awards.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 26

Stock-Based Compensation
The Company recognized stock-based compensation expense in the periods presented as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$1,355	$1,506	$4,807	$4,904
Research and development	1,619	2,326	6,054	6,974
Selling, general and administrative	8,849	10,146	29,459	32,125
Total	$11,823	$13,978	$40,320	$44,003

Stock-based compensation from:
Stock options	$2,510	$3,403	$8,459	$12,152
Restricted stock units	9,327	10,383	30,630	30,670
Performance share units (1)	(203)	—	493	—
Employee stock purchase plan share options	189	192	738	1,181
Total	$11,823	$13,978	$40,320	$44,003
(1) The decrease in stock-based compensation expense for performance share units during the three months ended September 30, 2026 was due to adjustments related to the projected attainment of performance targets.
Equity Awards
The following tables contain information about the Company’s stock option, RSU and PSU activity for the nine months ended September 30, 2026:

Stock Options	Number of Stock Options	Weighted Average Exercise Price (Per Share)
Outstanding at December 31, 2025	6,374,481	$40.65
Granted	327,203	22.88
Exercised	(50,908)	16.41
Forfeited	(117,753)	28.02
Expired	(569,937)	43.48
Outstanding at September 30, 2026	5,963,086	$39.86

	Number of		Weighted Average Grant Date Fair Value (Per Share)
Stock Awards	Restricted Stock Units	Performance Share Units
Unvested at December 31, 2025	4,160,697	—	$27.87
Granted	2,293,813	202,112	21.93
Vested	(1,262,797)	—	30.33
Forfeited	(633,467)	—	25.58
Unvested at September 30, 2026	4,558,246	202,112	$24.41
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 27

The weighted average fair value of stock options granted during the nine months ended September 30, 2026 was $12.71 per share. The fair values of stock options granted were estimated using the Black-Scholes option valuation model with the following weighted average assumptions:

Black-Scholes Weighted Average Assumptions	Nine Months Ended September 30, 2026
Expected dividend yield	None
Risk-free interest rate	4.13%
Expected volatility	56.6%
Expected term of options	5.68 years
Employee Stock Purchase Plan
In June 2026, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2014 Employee Stock Purchase Plan, or ESPP. The ESPP was amended to increase the number of shares of common stock that may be sold under the ESPP by an additional 800,000 shares, bringing the total amount of shares reserved for issuance under the ESPP to 1,800,000, of which 869,062 shares remained available for issuance as of September 30, 2026, and extended the term of the ESPP such that it will now expire on June 9, 2036.
The ESPP features two six-month offering periods per year, running from January 1st to June 30th and July 1st to December 31st. Under the ESPP, employees may elect to contribute after-tax earnings to purchase shares at 85% of the closing fair market value of the Company’s common stock on either the offering date or the purchase date, whichever is lesser. During the nine months ended September 30, 2026, 82,837 shares were purchased and issued through the ESPP.
NOTE 14—NET INCOME PER COMMON SHARE
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 28

The following table sets forth the computation of basic and diluted net income per common share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per common share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$28,521	$5,432	$36,090	$5,397
Denominator:
Weighted average common shares outstanding—basic	39,863	44,038	39,929	45,257
Computation of diluted securities:
Dilutive effect of stock options	47	37	30	32
Dilutive effect of RSUs	920	383	722	429
Dilutive effect of ESPP share options	—	1	—	11
Weighted average common shares outstanding—diluted	40,830	44,459	40,681	45,729
Net income per common share:
Basic net income per common share	$0.72	$0.12	$0.90	$0.12
Diluted net income per common share	$0.70	$0.12	$0.89	$0.12
The following table summarizes the outstanding stock options, RSUs, ESPP share options and convertible senior notes that were excluded from the diluted net income per common share calculation because the effects of including these potential shares were antidilutive in the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average number of stock options	5,722	6,488	5,927	6,573
2025 Notes	—	972	—	2,205
Weighted average number of RSUs	684	1,531	1,646	1,831
Weighted average ESPP share options	56	—	74	—
Total	6,462	8,991	7,647	10,609
The table above does not include contingent shares associated with the 2029 Notes being convertible at a premium, nor does it include PSUs as their performance targets have not yet been achieved.
NOTE 15—INCOME TAXES
Income (loss) before income taxes and income tax expense are as follows (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) before income taxes:
Domestic	$32,472	$10,497	$42,585	$16,956
Foreign	(3,658)	(973)	(6,218)	(653)
Total income before income taxes	$28,814	$9,524	$36,367	$16,303

Income tax expense	$(293)	$(4,092)	$(277)	$(10,906)
Effective tax rate	1%	43%	1%	67%
The Company’s income tax expense represents the estimated annual effective tax rate applied to the year-to-date operating results, adjusted for certain discrete tax items.
The Company’s effective tax rate for the three months ended September 30, 2026 was primarily impacted by a $5.2 million discrete tax benefit associated with the utilization of U.S. capital loss carryforwards to offset the capital gain
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 29

recognized in connection with the divestiture of the Company’s iovera° business during the third quarter of 2026. In connection with the closing of the Divestiture on July 31, 2026, the parties agreed to treat the transaction as a deemed asset sale for U.S. federal income tax purposes through an election under Section 338(h)(10) of the Internal Revenue Code. For more information on the Divestiture, see Note 3, iovera° Divestiture.
The Company’s effective tax rate for the nine months ended September 30, 2026 was primarily impacted by a $6.4 million discrete tax benefit recognized in the second quarter of 2026 related to the realizability of deferred tax assets in its U.K. operations, primarily related to fixed asset temporary differences, as well as research and development credits recorded for the nine months ended September 30, 2026. Based on all available positive and negative evidence, the Company concluded that realization of the U.K. deferred tax assets was more likely than not and reduced the related valuation allowance accordingly.
The Company’s effective tax rate for the three and nine months ended September 30, 2025 was primarily impacted by costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance, partially offset by tax credits.
As of both September 30, 2026 and December 31, 2025, the Company had an income taxes payable balance of $6.1 million that was included in other liabilities within the condensed consolidated balance sheet, related to unrecognized tax benefits. As of September 30, 2026 and December 31, 2025, the Company had $1.9 million and less than $0.1 million of current income taxes payable, respectively, that was included in accrued expenses within the condensed consolidated balance sheet.
As of September 30, 2026 and December 31, 2025, the Company had income taxes receivable and prepaid income taxes of $8.0 million and $8.2 million, respectively, which were included in prepaid expenses and other current assets within the condensed consolidated balance sheet. The balances include a $4.6 million tax refund claim for estimated federal taxes made prior to the July 2025 enactment of federal legislation known as the One Big Beautiful Bill Act (the “OBBBA”).
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
NOTE 16—OTHER OPERATING (GAINS) EXPENSES, NET
Other operating (gains) expenses, net for the three and nine months ended September 30, 2026 and 2025 are summarized below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Merger-related expenses	$7,384	$—	$7,384	$—
Divestiture-related expenses	705	—	6,636	—
Separation costs	611	—	611	—
Contingent consideration (gains) charges	(14,430)	625	(15,044)	(2,407)
Restructuring charges	—	3,728	—	3,728
Acquisition-related expenses	—	(280)	—	2,222
Legal settlement	—	—	—	7,000
Legal judgment	—	(23,148)	—	(23,148)
Impairment of acquired IPR&D	—	25,866	—	25,866
Total other operating (gains) expenses, net	$(5,730)	$6,791	$(413)	$13,261
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 30

Merger-Related Expenses
The Company recorded costs associated with the proposed Merger of approximately $7.4 million for both of the three and nine months ended September 30, 2026, primarily for associated outside legal and external financial advisory fees. Additional Merger-related costs are expected to be incurred through the closing of the Merger. For more information on the proposed merger with Viatris, see Note 1, Description of Business.
Divestiture-Related Expenses
The Company recognized Divestiture-related expenses of $0.7 million and $6.6 million during the three and nine months ended September 30, 2026, respectively, primarily related to third-party services and legal fees associated with the divestiture of iovera° to Zimmer. For more information, see Note 3, iovera° Divestiture.
Separation Costs
The Company recognized separation costs of $0.6 million during both the three and nine months ended September 30, 2026, primarily related to redundant third-party services and certain assets that have no future economic benefit after the July 2026 iovera° Divestiture. For more information, see Note 3, iovera° Divestiture.
Flexion Acquisition Contingent Consideration
The Company recognized contingent consideration gains of $14.4 million and $15.0 million during the three and nine months ended September 30, 2026, respectively. The Company recognized contingent consideration charges of $0.6 million and gains of $2.4 million during the three and nine months ended September 30, 2025, respectively. See Note 11, Financial Instruments, for information regarding the method and key assumptions used in the fair value measurements of contingent consideration and more information regarding the changes in fair value.
Restructuring Charges
In July 2025, the Company instituted a reduction in force at its Science Center Campus in San Diego, California. The reduction impacted 71 employees or approximately 8% of the Company’s then-total workforce. During both the three and nine months ended September 30, 2025, the Company recognized $3.7 million of employee termination benefit charges, under ASC 420—Liabilities for Exit or Restructuring Activities. These employee termination benefits consisted of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits.
Acquisition-Related Expenses
The Company recognized acquisition-related credit of $0.3 million and costs of $2.2 million during the three and nine months ended September 30, 2025, respectively, primarily related to third-party services and legal fees associated with the GQ Bio Acquisition.
Legal Settlement
The Company recognized $7.0 million of costs during the nine months ended September 30, 2025 related to the patent infringement suits against the eVenus ANDA Filers (as defined below). For more information, see Note 17, Commitments and Contingencies.
Legal Judgment
The Company recognized other income of $23.1 million during both the three and nine months ended September 30, 2025 upon receipt of a cash payment associated with the U.S. District Court for the District of Nevada issuing a judgment declaring that the Research Development Foundation was required to repay the Company the royalties on EXPAREL sales that the Company previously paid under protest. For more information, see Note 17, Commitments and Contingencies.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 31

NOTE 17—COMMITMENTS AND CONTINGENCIES
Legal Proceedings
From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business, including those related to its patents and intellectual property, product liability and government investigations. Except as described below, the Company is not presently a party to any legal proceedings that it believes to be material and is not aware of any pending or threatened litigation against the Company which it believes could have a material adverse effect on its business, operating results, financial condition or cash flows. The Company is not in a position to assess the likelihood of any potential losses or adverse effect on its financial condition or to estimate the amount or range of potential losses, if any, from the following actions at this time.
Proposed Acquisition by Viatris Inc.

On November 2, 2026, and November 3, 2026, two purported stockholders of the Company filed complaints regarding the Merger in the Supreme Court of the State of New York, County of New York, captioned: Carroll v. Pacira BioSciences, Inc., et al., Index No. 656215/2026, and Burke v. Pacira BioSciences, Inc., et al., which is awaiting an assigned index number (together, the “Complaints”).
The Complaints name as defendants Pacira and each member of Pacira’s board of directors (the “Pacira Defendants”). The plaintiffs contend that the Solicitation/Recommendation Statement on Schedule 14D-9, filed on October 30, 2026, omitted or misrepresented material information regarding the Merger. The Complaints assert claims against all Pacira Defendants for negligent misrepresentation and concealment and for negligence under New York common law. The Complaints seek, among other relief, (i) preliminary and permanent injunctive relief preventing the consummation of the transactions contemplated by the Merger Agreement until the allegedly omitted information is disclosed; (ii) rescission or, alternatively, actual and punitive damages in the event the transactions contemplated by the Merger Agreement are consummated; and (iii) an award of plaintiffs’ fees and expenses, including attorneys’ and experts’ fees. The Pacira Defendants have not been served with the Complaints.
The Pacira Defendants intend to vigorously defend these actions. The Company has not recorded an expense related to the outcome of these litigations because it is not yet possible to determine if a potential loss is probable nor reasonably estimable.
MyoScience Milestone Litigation
In August 2020, the Company and Pacira CryoTech filed a lawsuit in the Court of Chancery of the State of Delaware against Fortis Advisors LLC (“Fortis”), solely in its capacity as representative for the former securityholders of MyoScience and certain other defendants, seeking declaratory judgment with respect to certain terms of the merger agreement for the MyoScience Acquisition (the “MyoScience Merger Agreement”), specifically related to the achievement of certain milestone payments under the MyoScience Merger Agreement. In October 2020, Fortis filed an answer and counterclaim against the Company and Pacira CryoTech seeking to recover certain milestone payments under the MyoScience Merger Agreement.
A trial was conducted in September 2023. In January 2025, the Court issued its decision, finding that the disputed milestones were not met and therefore granted judgment to the Company in full. In March 2025, the Company filed a motion to recover attorney fees, and the parties subsequently agreed to settle the amount of expenses owed to the Company, whereby Fortis agreed to pay the Company $5.2 million and waived its rights to appeal the decision. A final judgment and order was entered in April 2025. The $5.2 million payment received was accounted for as a recovery of losses and recorded against selling, general and administrative expense in the nine months ended September 30, 2025 within the condensed consolidated statement of operations, consistent with where the previous expenses were recorded.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 32

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
On April 7, 2025, the Company, along with its operating subsidiary, Pacira Pharmaceuticals, Inc., entered into a settlement agreement with the eVenus ANDA Filers with respect to the litigations noted above. Pursuant to the settlement agreement, the eVenus ANDA Filers will be enjoined from marketing a generic bupivacaine liposome injectable suspension before the expiration of the patents-in-suit, except as provided for in the settlement agreement, as described below. In settlement of all outstanding claims in the litigations, the Company agreed to provide the eVenus ANDA Filers with a license to the Company’s patents required to manufacture and sell certain volume-limited amounts of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date that is sometime in early 2030. While the agreed-upon volume-limited percentages are confidential, they begin at a high single-digit percentage of the total volumes distributed in the U.S. market and increase gradually in each 12-month period following the volume-limited entry date until reaching a percentage in the low thirties in 2033 and increasing modestly in each of the next two 12-month periods before reaching a maximum percentage in the high thirties of the total volumes distributed in the U.S. for the final three years of the agreement. In addition, the Company has agreed to provide the eVenus ANDA Filers with a license to its patents required to manufacture and sell an unlimited quantity of a generic bupivacaine liposome injectable suspension in the U.S. beginning on a confidential date in 2039. In addition, in recognition of the Company’s expected savings with respect to, among other things, the avoidance of fees, costs, time and resources associated with continuing the litigations, the Company paid the eVenus ANDA Filers $7.0 million. This legal settlement cost was recorded within other operating (gains) expenses, net in the nine months ended September 30, 2025 in the Company’s condensed consolidated statement of operations.
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
On November 26, 2025, the Company filed a patent infringement suit against WhiteOak and Qilu in the U.S. District Court of the District of Delaware (25-cv-1445) asserting infringement of U.S. Patent No. 11,033,495 (the ‘495 patent), U.S. Patent Nos. 11,819,574 (the ‘574 patent) U.S. Patent No. 12,144,890 (the ‘890 patent), U.S. Patent No. 12,151,024 (the ‘024 Patent), U.S. Patent No. 12,156,940 (the ‘940 patent), U.S. Patent No. 12,251,468 (the ‘468 Patent), U.S. Patent No. 12,296,047 (the ’047 Patent), U.S. Patent No. 12,318,483 (the ‘483 Patent), and U.S. Patent No. 12,370,142 (the ‘142 Patent). On January 23, 2026 and February 5, 2026, Qilu and WhiteOak, respectively, each answered the complaint and asserted affirmative defenses and counterclaims asserting, inter alia, invalidity, unenforceability and non-infringement. On June 24, 2026, WhiteOak amended their answer to assert counterclaims for inequitable conduct. On October 21 2026, the Company amended its complaint to add claims asserting the infringement of U.S. Patent No. 12,728,094 (the ‘094 Patent). The Company intends to vigorously defend its intellectual property rights relating to EXPAREL. The Company is unable to predict the outcome of this litigation at this time.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 33

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
Other Commitments, Contingencies and Commercial Partners
Zimmer, Inc.
Upon the close of the Divestiture on July 31, 2026, the Company entered into a transitional services arrangement with Zimmer, pursuant to which the Company will provide recordkeeping, manufacturer of record and other services; a Zimmer Development Agreement, pursuant to which both parties intend to continue the label expansion of iovera° in the field of spasticity through FDA approval and completion of the remaining iovera° IIT contracts that the Company had previously entered into; and a sublease agreement, all of which are expected to be in effect through 2028. For more information, see Note 3, iovera° Divestiture.
Molteni Farmaceutici
In October 2026, the Company entered into a strategic partnership with Molteni Farmaceutici, or Molteni, to expand access to EXPAREL across select European markets. The Company received an upfront payment that it will recognize over the license term upon commercialization and will receive a contractually stated price and royalties on future commercial sales by Molteni in its licensed territories. Through this partnership, the Company will manufacture EXPAREL and Molteni will receive exclusive rights to distribute and commercialize EXPAREL in certain licensed territories. Molteni will lead regulatory, market access and commercialization activities across the licensed territories, leveraging its established leadership and proven track record in pain management. Molteni plans to launch EXPAREL sequentially, beginning with Italy, Germany, Austria and Poland, and pursue approval in Switzerland. The first commercial sale is currently expected to occur in 2027.
LG Chem
In January 2026, the Company entered into a partnership agreement with LG Chem, Ltd., or LG Chem, to expand access to EXPAREL in select Asia–Pacific markets. Under the terms of the partnership, LG Chem has the exclusive rights to commercialize EXPAREL in the region. The Company received a $2.0 million upfront payment that it will recognize over the license term upon commercialization and will receive a contractually stated price and tiered royalties on future commercial sales by LG Chem in its licensed territories. The Company will manufacture EXPAREL and LG Chem will be responsible for securing regulatory approvals in the licensed territories. LG Chem has filed for marketing authorization in South Korea and plans to do so in Thailand in the second half of 2026.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 34

Johnson & Johnson MedTech
In July 2025, the Company entered into a co-promotion agreement with Johnson & Johnson MedTech, or J&J MedTech, (the “J&J Agreement”) to market and promote the use of ZILRETTA for OA knee pain in the U.S. J&J MedTech’s specialized early intervention sales force will extend the reach of ZILRETTA beyond orthopedic practices, into multiple new physician specialties, including sports medicine, osteopathy, pain management and rheumatology.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 35

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
PCRX-2002
In November 2025, the Company and AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company specializing in drug delivery, entered into an exclusive worldwide license agreement (the “AmacaThera Agreement”) for the development and commercialization of PCRX-2002 (previously known by AmacaThera as AMT-143), a long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain. In a Phase 1 study, PCRX-2002 demonstrated sustained release of ropivacaine through 14 days. The Company and AmacaThera expect to initiate a Phase 2 program in 2026. Under the terms of the AmacaThera agreement, the Company made an upfront payment of $5.0 million to AmacaThera, recorded as research and development expense during the year ended December 31, 2025, with the potential for future development- and sales-based milestone payments and a tiered royalty on future net product sales.
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
There are significant expense categories and amounts that are regularly provided to the CODM. These expense categories differ from what is disclosed in the Company’s financial results. The table below reconciles the significant expense categories provided to the CODM to the Company’s expenses as disclosed under GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$176,653	$179,516	$546,428	$529,538
Less:
Adjusted cost of goods sold (1)	35,489	32,772	112,614	98,025
Adjusted research and development (1)	23,931	22,489	76,346	70,276
Adjusted selling and marketing (1)	47,844	58,471	158,128	165,006
Adjusted general and administrative (1)	25,882	23,180	80,741	70,020
Stock-based compensation (1)	11,823	13,978	40,320	44,003
Amortization of acquired intangible assets	12,356	14,322	41,000	42,966
Merger-related expenses (2)	7,384	—	7,384	—
Divestiture-related and acquisition-related expenses (3)	4,102	871	11,498	4,831
Changes in the fair value of contingent consideration	(14,430)	625	(15,044)	(2,407)
Restructuring charges and other (4)	—	3,728	—	10,249
Legal judgment	—	(23,148)	—	(23,148)
Legal settlement	—	—	—	7,000
Impairment of acquired IPR&D	—	25,866	—	25,866
Total operating expenses	154,381	173,154	512,987	512,687
Total other income (loss), net	6,542	3,162	2,926	(548)
Income before income taxes	28,814	9,524	36,367	16,303
Income tax expense	(293)	(4,092)	(277)	(10,906)
Net income	$28,521	$5,432	$36,090	$5,397
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 36

(1) The adjustments are primarily related to stock-based compensation and, to a lesser extent, accrued key employee holdback and divestiture transaction bonus payables that are included within divestiture-related and acquisition-related expenses, which are noted separately as line items.
(2) On October 8, 2026, the Company entered into the Merger Agreement with Viatris and Purchaser. The Company recorded $7.4 million of costs related to the proposed Merger for both of the three and nine months ended September 30, 2026, primarily for associated outside legal and external financial advisory fees.
(3) In June 2026, the Company entered into the Purchase Agreement with Zimmer, in which it agreed to divest (i) all of the issued and outstanding capital stock of Pacira CryoTech and (ii) certain assets and liabilities relating to handheld cryoanalgesia devices and related products—including iovera°. During the three and nine months ended September 30, 2026, the Company recognized $0.7 million and $6.6 million, respectively, of Divestiture-related expenses, primarily related to third-party services and legal fees, which were recorded to other operating expenses, net in the condensed consolidated statement of operations. During both the three and nine months ended September 30, 2026, the Company recognized separation costs of $0.6 million primarily related to redundant third-party services and prepaid assets write-offs after the July 2026 closing of the Divestiture which were also recorded to other operating expenses, net in the condensed consolidated statement of operations.
During the three and nine months ended September 30, 2026, there were transaction bonuses payable charges of $2.2 million to certain employees of Pacira that were hired by Zimmer at the close of the Divestiture. The bonus expense is payable by Zimmer as part of the Divestiture agreement. This charge was recorded across cost of service, selling, general and administrative and research and development in the condensed consolidated statement of operations.
In February 2025, the Company acquired the remaining 81% of GQ Bio that it did not already own. During the nine months ended September 30, 2025, the Company incurred acquisition-related expenses of $2.2 million mainly related to third-party services and legal fees associated with the acquisition of GQ Bio, which were recorded to other operating (gains) expenses, net in the condensed consolidated statement of operations. As part of the purchase agreement, $7.8 million of expense will be recognized and paid over three years pursuant to a key employee holdback agreement in increments of 50%, 30% and 20%, respectively. This resulted in $0.6 million and $2.1 million recognized within research and development in the condensed consolidated statement of operations for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $2.6 million for the three and nine months ended September 30, 2025, respectively.
(4) In July 2025, as a result of improving manufacturing efficiencies for EXPAREL, the Company announced the decommissioning of its 45-liter EXPAREL batch manufacturing suite located at its Science Center Campus in San Diego, California, and reduced its workforce accordingly. During the three and nine months ended September 30, 2025, the Company recognized $3.7 million of charges related to employee termination benefits that were recorded to other operating expenses, net and $6.5 million of accelerated depreciation expense on fixed assets and reserved raw materials associated with this manufacturing suite that was recorded to cost of goods sold in the condensed consolidated statement of operations.
The measure of segment assets is reported on the Company’s consolidated balance sheet as total assets. Substantially all of the Company’s assets are used to support its mission in delivering innovative, non-opioid pain therapies to transform the lives of patients. As of September 30, 2026 and December 31, 2025, the Company’s long-lived assets were primarily located in the U.S. (81% and 83%, respectively), and, to a lesser extent, Germany (11% and 9%) and the U.K. (8% and 8%). For information on the Company’s fixed assets, refer to Note 6, Fixed Assets.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 37

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
This Quarterly Report on Form 10-Q and certain other communications made by us contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, including, without limitation, statements related to: the proposed Merger (as defined below); the expected timetable for completing the proposed Merger, the anticipated benefits and synergies of the proposed Merger, the ability to complete the proposed Merger or to satisfy the various closing conditions; the ability to realize the anticipated benefits of the divestiture of iovera®°; the ability of Zimmer, Inc., or Zimmer (a subsidiary of Zimmer Biomet Holdings, Inc.), to unlock the full potential of iovera°; '5x30', our growth and business strategy, our future outlook, the strength and efficacy of our intellectual property protection and patent terms, our future growth potential and future financial and operating results and trends, our plans, objectives, expectations (financial or otherwise) and intentions, including our plans with respect to the repayment of our indebtedness, anticipated product portfolio and product development programs, strategic alliances, plans with respect to the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act and any other statements that are not historical facts. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will,” “would” and similar expressions to help identify forward-looking statements. We cannot assure you that our estimates, assumptions and expectations will prove to have been correct. Actual results may differ materially from these indicated by such forward-looking statements as a result of various important factors, including risks relating to, among others: risks related to Viatris Inc.’s (as defined below) ability to complete the transaction on the proposed terms and schedule or at all; whether the conditions of a tender offer will be satisfied; whether sufficient stockholders of Pacira will tender their shares in the transaction; the outcome of legal proceedings instituted against Pacira and/or others relating to the transaction; the failure (or delay) to receive the required regulatory approvals relating to the transaction; the possibility that competing offers will be made; risks related to future opportunities and plans for Pacira and its products, the occurrence of any event, change, or other circumstance that could give rise to the termination of the acquisition agreement, as well as other risks related to Pacira’s and Viatris’ businesses detailed from time-to-time under the caption “Risk Factors” and elsewhere in Pacira’s and Viatris’ respective SEC filings and reports, including their respective Annual Reports on Form 10-K for the year ended December 31, 2025, and subsequent quarterly and current reports filed with the SEC; risks associated with acquisitions, such as the risk that the acquired businesses and/or assets will not be integrated successfully, that such integration may be more difficult, time-consuming or costly than expected or that the expected benefits of the transaction will not occur; risks associated with divestitures; our manufacturing and supply chain, global and United States, or U.S., economic conditions (including tariffs, inflation and rising interest rates), and our business, including our revenues, financial condition, cash flows and results of operations; the success of our sales and manufacturing efforts in support of the commercialization of EXPAREL® (bupivacaine liposome injectable suspension) and ZILRETTA® (triamcinolone acetonide extended-release injectable suspension); the rate and degree of market acceptance of EXPAREL and ZILRETTA; the size and growth of the potential markets for EXPAREL and ZILRETTA and our ability to serve those markets; our plans to expand the use of EXPAREL and ZILRETTA to additional indications and opportunities, and the timing and success of any related clinical trials for EXPAREL, ZILRETTA, and any of our other product candidates, including, but not limited to, PCRX-201 (enekinragene inzadenovec) and PCRX-2002; the commercial success of EXPAREL and ZILRETTA; the related timing and success of U.S. Food and Drug Administration, or FDA, supplemental New Drug Applications, or sNDAs, and premarket notification 510(k)s; the related timing and success of European Medicines Agency, or EMA, Marketing Authorization Applications, or MAAs; our plans to evaluate, develop and pursue additional product candidates utilizing our proprietary high-capacity adenovirus (“HCAd”) vector platform; the approval of the commercialization of our products in other jurisdictions (by either us or our partners); clinical trials in support of an existing or potential HCAd-based product candidate; our commercialization and marketing capabilities; our ability to successfully complete capital projects; the outcome of any litigation; the recoverability of our deferred tax assets; assumptions associated with contingent consideration payments; assumptions used for estimated future cash flows associated with determining the fair value of the Company; and the anticipated funding or benefits of our share repurchase program.

The forward-looking statements included in this Quarterly Report on Form 10-Q represent our views as of the filing date of this Quarterly Report on Form 10-Q. These forward-looking statements, other than the statements regarding the proposed acquisition by Viatris, do not assume the consummation of the proposed acquisition unless specifically stated otherwise. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, and as such we anticipate that subsequent events and developments will cause our views to change. Except as required by applicable law, we undertake no intention or obligation to update or revise any forward-looking statements,
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 38

whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing our views as of any date subsequent to the date of the filing of this Quarterly Report on Form 10-Q.

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
Overview
Pacira’s mission is to deliver innovative, non-opioid pain therapies to transform the lives of patients. We are focused in two therapeutic areas as defined by the indications within our approved commercial portfolio and the indications we are pursuing within our clinical development pipeline. One area is postsurgical pain control and the second is early intervention osteoarthritis, or OA, pain management. EXPAREL is our long-acting, non-opioid analgesic for postsurgical pain control. EXPAREL utilizes our unique pMVL drug delivery technology that encapsulates drugs without altering their molecular structure and releases them over a desired period of time. In the U.S., EXPAREL is the only product indicated for postsurgical analgesia using any of the following methods of administration: (i) local analgesia via infiltration in patients aged 6 years and older; (ii) regional analgesia via an interscalene brachial plexus nerve block in adults; (iii) regional analgesia via a sciatic nerve block in the popliteal fossa in adults or (iv) regional analgesia via an adductor canal block in adults. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We drop-ship EXPAREL directly to end-users based on orders placed to wholesalers or directly to us. ZILRETTA is our extended-release corticosteroid approved to manage OA knee pain. With a single injection, ZILRETTA can significantly reduce knee pain for three months of relief. ZILRETTA is a potential alternative to hyaluronic acid, or HA, platelet rich plasma injections or other early intervention treatments. EXPAREL and ZILRETTA are highly complementary products as long-acting, non-opioid therapies that alleviate pain. We are also advancing two Phase 2 clinical programs—PCRX-201 (enekinragene inzadenovec), a novel, locally administered gene therapy for the treatment of OA of the knee, and PCRX-2002, a complementary, long-acting formulation of the non-opioid analgesic ropivacaine for postsurgical pain control. PCRX-201 is the lead program from our proprietary high-capacity adenovirus, or HCAd, vector platform, which enables local administration of genetic medicines and has the potential to unlock gene therapy for large prevalent diseases affecting millions of people.

We expect to continue to invest in commercial resources to expand the utilization of EXPAREL and ZILRETTA; advance regulatory activities for EXPAREL and ZILRETTA, and progress our clinical-stage pipeline—including PCRX-201 and PCRX-2002; expand and enhance our commercial manufacturing efficiencies; invest in new products, businesses and technologies through business development; and support legal matters.
In July 2026, we completed the divestiture of iovera°, a handheld cryoanalgesia device that delivers immediate, long-acting, drug-free pain control using precise, controlled doses of cold temperature to a targeted nerve, to Zimmer, Inc., a subsidiary of Zimmer Biomet Holdings, Inc. (“Zimmer”) (collectively, the “Divestiture”) for up to $140.0 million. For more information, see Note 3, iovera° Divestiture, to our condensed consolidated financial statements included herein.
Proposed Acquisition by Viatris Inc.
On October 8, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Viatris Inc., a Delaware corporation (“Viatris”), and Peach Purchaser Sub Inc., a Delaware corporation and wholly owned subsidiary of Viatris (“Purchaser”). Pursuant to the Merger Agreement, on October 30, 2026, Purchaser commenced a tender offer (the “Offer”) to purchase each issued and outstanding share of our common stock (the “Shares”) at an offer price of $36.50 per Share in cash, net of applicable withholding taxes and without interest.
As soon as practicable following the completion of the Offer, upon the terms and subject to the conditions of the Merger Agreement, Purchaser will merge with and into Pacira (the “Merger”), with Pacira continuing as the surviving corporation and as a wholly owned subsidiary of Viatris. The Merger Agreement contemplates that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law, which permits completion of the Merger without a vote of the holders of our common stock upon the acquisition by Purchaser of a majority of the aggregate voting power of our common stock. As a result of the Merger, we will cease to be a publicly traded company.

Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 39

The Merger Agreement contains customary representations and warranties. The Merger is expected to close before the end of the calendar year 2026, subject to the satisfaction or waiver of customary conditions, including, among others, that the number of Shares tendered in the Offer, together with Shares then owned by Purchaser and its affiliates, represents at least one Share more than 50% of the then-issued and outstanding Shares at the time of the expiration of the Offer. The Merger Agreement provides Viatris and Pacira with certain termination rights and, under certain circumstances, may require us to pay Viatris a termination fee of $62.0 million.

For additional information related to the Merger Agreement, refer to the Solicitation/Recommendation Statement on Schedule 14D-9 filed by us with the SEC on October 30, 2026, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to Our Pending Acquisition by Viatris Inc.” contained herein.

Recent Highlights
•In September 2026, the U.S. Patent and Trademark Office issued Patent Nos. 12,728,094 and 12,728,095 related to EXPAREL. These two patents claim chemical composition of the EXPAREL product, each have an expiration date of July 2, 2044 and are both listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (the ‘Orange Book’). With these two new patents, there are currently 23 EXPAREL patents listed in the Orange Book, all with an expiration date between January 2041 and July 2044.
•In October 2026, we announced a strategic partnership with Molteni Farmaceutici, or Molteni, to expand access to opioid-sparing postsurgical pain management across European markets. Through this partnership, Molteni will receive exclusive rights to distribute and commercialize EXPAREL in certain licensed territories. We received an upfront payment, a supply price and royalties on future commercial sales by Molteni in the licensed territories. Molteni will lead regulatory, market access and commercialization activities across the licensed territories, leveraging its established leadership and proven track record in pain management. Molteni plans to launch EXPAREL sequentially, beginning with Italy, Germany, Austria and Poland, and pursue approval in Switzerland. The first commercial sale is currently expected to occur in 2027.
•In October 2026, PCRX-1001 qualified for the FDA’s Veterinary Innovation Program (VIP). The structure and benefits of this regulatory program are highly similar to the human RMAT (Regenerative Medicine Advanced Therapy) program.
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
While we have not experienced a material impact from tariffs to date, the current macroeconomic environment remains dynamic and subject to rapid and potentially material change. Our business may be adversely impacted by ongoing risks associated with global macroeconomic conditions, including international relations and trade disputes. In particular, EXPAREL and ZILRETTA are manufactured into finished dosage by a contract development and manufacturing organization in the United Kingdom, or U.K., and the active pharmaceutical ingredients, or API, for both products are sourced primarily from the European Union, or E.U., or Switzerland. On April 2, 2026, the President of the U.S. issued Proclamation 11020 under Section 232 of the Trade Expansion Act of 1962, as amended (the “Proclamation”), imposing tariffs on imports of certain pharmaceutical products into the Proclamation, as modified, applies to patented pharmaceutical products and their associated APIs and key starting materials classified under the provisions of the Harmonized Tariff Schedule of the U.S., listed in Annex I to the Proclamation. The applicable rate depends on, among other things, the country of origin of the imported product. The Proclamation imposes a default tariff rate of 100% and country-specific rates, including a total rate of 15% for covered products of the E.U., Japan, South Korea, Switzerland and Liechtenstein. However, tariff rates can change quickly and unexpectedly. We will continue to monitor developments and assess any potential impacts and related trade measures on our business and supply chain.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 40

response by other countries to such tariffs and the length of time such tariffs are in effect may also increase uncertainty and adversely impact our business.
We currently expect that tariffs will have a negative impact on gross margins. The estimated impact to the 2026 financial results is not expected to be material. The expected impact may change due to the rapidly changing political policy environment. There has been significant volatility in U.S. tariff and customs policy recently, with frequent changes in rates, sudden elimination or reinstatement of exemptions, shifts in implementation dates and reversals of prior actions. This volatility makes it more difficult to forecast costs, plan our global supply chain and provide reliable financial guidance. Policy changes often require rapid operational adjustments that can increase costs and reduce efficiency. We expect such volatility and uncertainty related to tariffs and customs to continue, potentially posing ongoing challenges to our operations, financial planning and investor communications.

EXPAREL

In the U.S., EXPAREL is currently indicated for local analgesia via infiltration in patients aged six years and older and regional analgesia via interscalene brachial plexus nerve block, sciatic nerve block in the popliteal fossa, and adductor canal block in adults. Safety and efficacy have not been established in other nerve blocks. In Europe, EXPAREL is approved as a brachial plexus block or femoral nerve block for treatment of post-operative pain in adults, and as a field block for treatment of somatic post-operative pain from small- to medium-sized surgical wounds in adults and children aged six years and older. We are currently advancing a registration program for EXPAREL in pediatric patients under six years of age. Since its initial approval in 2011, more than 20 million patients have been treated with EXPAREL.

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

We have concluded enrollment in a Phase 3 registration study to evaluate the safety and efficacy of ZILRETTA for the management of OA pain of the shoulder and expect to report topline results before the end of 2026. If the study is successful, we plan to seek approval to expand the ZILRETTA label to include OA pain of the shoulder, which could make ZILRETTA the first product with such an on-label indication.

Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 41

ZILRETTA Clinical Benefits in OA Knee Pain

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

Innovations in Genicular Outcomes Registry (IGOR)
We are currently sponsoring the Innovations in Genicular Outcomes Registry, or IGOR, a first-of-its-kind multicenter, prospective, long-term registry collecting extensive real-world characteristics and impact data of various interventions that patients receive throughout their treatment journey for OA of the knee. This patient-focused registry is governed in collaboration with a steering committee of scientific experts that evaluates clinical, economic- and health-related patient-reported outcomes in patients who have received any treatment for knee OA pain, including total knee arthroplasty, or TKA, for a minimum of 18 months. A unique feature of IGOR is that if patients receive additional treatments for OA, data capture resets so that outcomes of their treatment journey can be followed over multiple years. Unlike in clinical studies, treatment decisions in IGOR are decided by physicians and patients in a shared decision-making manner rather than being driven by treatment assignment, so that outcomes are truly those from real-world applications. The IGOR registry is tracking outcomes of ZILRETTA and EXPAREL, along with iovera° and comparator treatments. In addition, the IGOR registry is tracking outcomes for OA and TKA to support our clinical-stage programs, such as PCRX-201. With over 4,000 patients enrolled since 2021, this robust knee OA database is generating valuable insights into a range of interventions.

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
The patient journey for OA knee pain often spans decades and requires ongoing management across multiple stages of disease progression. Current treatments target symptoms through lifestyle modifications, physical therapy and pharmacological treatments, such as over-the-counter or prescription nonsteroidal anti-inflammatory drugs (NSAIDs) and intraarticular knee injections such as corticosteroids or HA. Ultimately, late-stage disease often leads to surgical intervention, such as TKA.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 42

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
We have completed patient enrollment in Part A of the study with a total of 49 patients randomized. In August 2026, we dosed the first patient in, and are now currently enrolling additional subjects for, Part B of the Phase 2 ASCEND study. Part B will randomize approximately 90 patients. The drug product used in Part B of the study will be manufactured using our newly developed, suspension-based batch manufacturing process intended for commercial scale-up. We expect to report topline twelve-month results from Part A of the ASCEND study before the end of 2026.
For both Parts A and B of the study, the primary endpoint is the number and percent of treatment-emergent adverse events, adverse events of special interest, and serious adverse events for PCRX-201 plus steroid pretreatment versus saline plus
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 43

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
We also recently received an important validation of our PCRX-201 program with the publication of our Phase 1 study in the Annals of the Rheumatic Diseases, a world-leading peer-reviewed rheumatology journal. The paper summarizes positive two-year results from the 72-patient Phase 1 study supporting further development of PCRX-201.
PCRX-2002
We are preparing to initiate a Phase 2 clinical program of PCRX-2002 in bunionectomy later this year in Canada. PCRX-2002 is our novel hydrogel formulation of ropivacaine designed to provide both rapid onset and long-acting analgesia through a single instillation into the surgical field. While the study’s primary objective is safety, it is also designed to evaluate key efficacy measures, including postsurgical pain control and opioid utilization, which will help inform future development plans. If successful, we believe PCRX-2002 would complement EXPAREL and further strengthen our leadership position in postsurgical pain management.
PCRX-2002 was added to our pipeline in November 2025 in connection with entering into an exclusive worldwide license agreement with AmacaThera, Inc., or AmacaThera, a clinical-stage biotechnology company, for the development and commercialization of PCRX-2002 (previously known by AmacaThera as AMT-143).
Earlier-Stage HCAd-Based Product Candidates
In addition to PCRX-201, we currently have prioritized three early-stage HCAd-based gene therapy programs that we believe have disease modifying potential in other painful conditions. PCRX-1001 is advancing in a pilot efficacy study in canine OA. If successful, we believe this program offers significant out-licensing potential. In addition, PCRX-1001 may represent an important validation of an HCAd-based construct expressing two genes. In parallel, we are advancing IND-enabling studies for PCRX-1002 for Dry Eye Disease and PCRX-1003 for Degenerative Disc Disease.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 44

Product Portfolio and Internal Pipeline

Our current product portfolio and internal product candidate pipeline, along with anticipated milestones over the next 12 to 18 months, are summarized in the table below.

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

NOCITA® is a registered trademark of Aratana Therapeutics, Inc., a wholly owned subsidiary of Elanco Animal Health, Inc

Global Expansion
In January 2026, we entered into a partnership agreement with LG Chem, Ltd., or LG Chem, to expand access to EXPAREL in select Asian–Pacific markets. Under the terms of the partnership, LG Chem has the exclusive rights to commercialize EXPAREL in the region. We will receive a contractually stated price and tiered royalties on future commercial sales by LG Chem in its licensed territories. We will manufacture EXPAREL and LG Chem will be responsible for securing regulatory approvals in the licensed territories. LG Chem has filed for marketing authorization in South Korea and plans to do so in Thailand in the second half of 2026. We currently expect that revenue under this partnership will begin in 2027 and extend into the mid-2040s.
In October 2026, we entered into an agreement with Molteni to expand access to EXPAREL across select European markets. Under the terms of the agreement, Molteni has the exclusive rights to distribute and commercialize EXPAREL in the E.U. and the U.K. We received an upfront payment that we will recognize over the license term upon commercialization and will receive a contractually stated price and royalties on future commercial sales by Molteni in its licensed territories. We will manufacture EXPAREL and Molteni will lead regulatory, market access and commercialization activities in the licensed territories. Molteni plans to launch EXPAREL sequentially, beginning with Italy, Germany, Austria and Poland, and to pursue approval in Switzerland. We currently expect the first commercial sale under this agreement to occur in 2027.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 45

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenues
Our net product sales are primarily within the U.S. and consist of EXPAREL, ZILRETTA and sales of bupivacaine liposome injectable suspension for veterinary use. Royalty revenues are related to the sale of bupivacaine liposome injectable suspension for veterinary use. In June 2026, we entered into a Stock and Asset Purchase Agreement with Zimmer to divest iovera° (the “Purchase Agreement”). Net product sales of iovera° were recognized through the completion of the Divestiture on July 31, 2026, after which we no longer recognize revenue associated with iovera°. Service revenues are related to a development and commercialization agreement with Zimmer.
The following table provides information regarding our revenues during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Net product sales:
EXPAREL	$142,510	$139,902	2%	$433,607	$419,348	3%
ZILRETTA	29,760	28,982	3%	89,175	83,654	7%
iovera°	1,982	6,465	(69)%	14,964	17,176	(13)%
Bupivacaine liposome injectable suspension	1,184	2,691	(56)%	5,559	5,803	(4)%
Total net product sales	175,436	178,040	(1)%	543,305	525,981	3%
Royalty revenue	—	1,476	(100)%	1,906	3,557	(46)%
Service revenue	1,217	—	N/A	1,217	—	N/A
Total revenues	$176,653	$179,516	(2)%	$546,428	$529,538	3%
For the three months ended September 30, 2026 versus 2025, EXPAREL revenue increased 2%, driven by a 2% increase in gross vial volume, partially offset by a shift in product mix. Net selling price increased less than 1%, due to a January 2026 price increase that was partially offset by higher discounting and payer rebates. For the nine months ended September 30, 2026 versus 2025, EXPAREL revenue increased 3%, driven by a 4% increase in gross vial volume, partially offset by a shift in product mix.
For the three months ended September 30, 2026 versus 2025, ZILRETTA revenue increased 3% versus 2025, driven by a 3% increase in net selling price. For the nine months ended September 30, 2026 versus 2025, ZILRETTA revenue increased 7%, driven by a 4% increase in kit volume and a 3% increase in net selling price. Net selling price increases primarily reflected price increases, partially offset by higher customer discounting.
On July 31, 2026, the iovera° Divestiture was completed, after which we no longer recognize revenue associated with iovera° product sales. For more information, see Note 3, iovera° Divestiture, to our condensed consolidated financial statements included herein.
Bupivacaine liposome injectable suspension revenue decreased 56% and 4% in the three and nine months ended September 30, 2026 versus 2025, respectively, due to the timing of orders placed by our commercial partner for veterinary use. There were no related royalties in the three months and a decrease of 46% in the nine months ended September 30, 2026 versus 2025, respectively, primarily due to both the timing of orders and the sales mix of vial sizes.
In July 2026, we entered into a development and commercialization agreement with Zimmer, pursuant to which both parties intend to continue the label expansion of iovera° in the field of spasticity through FDA approval and completion of the remaining iovera° Investigator-Initiated Trial, or IIT, contracts that we had entered into prior to the Divestiture. As a result, we began recognizing service revenue related to this agreement during the three months ended September 30, 2026.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 46

The following tables provide a summary of activity with respect to our sales-related allowances and accruals related to EXPAREL and ZILRETTA for the nine months ended September 30, 2026 and 2025 (in thousands):

September 30, 2026	Returns Allowances	Prompt Payment Discounts	Service Fees	Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2025	$2,159	$1,574	$5,021	$6,394	$1,719	$16,867
Provision	1,938	11,427	21,357	150,177	2,638	187,537
Payments	(1,816)	(11,313)	(21,228)	(145,662)	(2,371)	(182,390)
Balance at September 30, 2026	$2,281	$1,688	$5,150	$10,909	$1,986	$22,014

September 30, 2025	Returns Allowances	Prompt Payment Discounts	Service Fees	Rebates and Chargebacks	Government Rebates	Total
Balance at December 31, 2024	$1,600	$1,308	$4,875	$4,863	$1,707	$14,353
Provision	1,051	10,469	17,835	117,974	2,641	149,970
Payments	(571)	(10,296)	(17,756)	(117,511)	(2,674)	(148,808)
Balance at September 30, 2025	$2,080	$1,481	$4,954	$5,326	$1,674	$15,515
Total reductions of gross product sales from sales-related allowances and accruals were $187.5 million and $150.0 million, or 25.7% and 22.1% of gross product sales, for the nine months ended September 30, 2026 and 2025, respectively. The overall 3.6% increase in sales-related allowances and accruals as a percentage of gross product sales was primarily related to accruals as a result of higher chargeback-related allowances, payer rebates and administrative fees from expanded contracting efforts and increased product returns due to weather-related disruptions in the first quarter of 2026.

Cost of Sales
Cost of sales includes cost of goods sold and cost of service. Cost of goods sold primarily relates to the costs to produce, package and deliver our products to customers. These expenses include labor, raw materials, manufacturing overhead and occupancy costs, depreciation of facilities, quality control and engineering. Cost of service is related to the development and commercialization agreement with Zimmer related to the label expansion of iovera° in the field of spasticity.
The following table provides information regarding our cost of sales and gross margin during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Cost of goods sold (1)	$36,374	$34,278	6%	$116,951	$109,450	7%
Cost of service	859	—	N/A	859	—	N/A
Total cost of sales (1)	$37,233	$34,278	9%	$117,810	$109,450	8%
Gross margin	79%	81%		78%	79%
(1) Exclusive of amortization of acquired intangible assets
Gross margin decreased two percentage points in the three months ended September 30, 2026 versus 2025 primarily due to higher ZILRETTA product costs resulting from lower production volumes and higher inventory reserves. Gross margin decreased one percentage point in the nine months ended September 30, 2026 versus 2025 primarily due to higher EXPAREL and ZILRETTA product costs resulting from lower production volumes. Production volumes were higher in the prior year in order to achieve higher inventory levels to meet increased demand.
In July 2026, we entered into a development and commercialization agreement with Zimmer, pursuant to which both parties intend to continue the label expansion of iovera° in the field of spasticity through FDA approval and completion of the remaining iovera° IIT contracts that we entered into prior to the Divestiture. As a result, we began incurring cost of service related to this agreement during the three months ended September 30, 2026.
During the third quarter of 2026, the results of stability testing triggered a decision to make a change in our expiration dating of EXPAREL. Starting in the fourth quarter of 2026, we expect to prospectively label EXPAREL with an expiration date
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 47

of 18 months. We have filed this change in expiration dating to the regulatory agencies, with implementation expected in November 2026. Inventory on hand as of September 30, 2026 will retain its original label with an expiration date of 24 months. We do not expect a material impact to EXPAREL returns as a result of this change in our expiration dating.

Research and Development Expenses
Research and development, or R&D, expenses primarily consist of costs related to clinical trials and related outside services, product development and other R&D costs, including trials that we are conducting to generate new data for EXPAREL and ZILRETTA, clinical trials for PCRX-201 and PCRX-2002 and stock-based compensation expense, as well as trials for iovera° previously conducted prior to the Divestiture. Clinical and preclinical development expenses include costs for clinical personnel, clinical trials performed by third-parties, materials and supplies, database management and other third-party fees. Product development expenses include development costs for our products, which include personnel, research equipment, materials and contractor costs for process development and product candidates, and facility costs for our research space. Regulatory and other expenses include regulatory activities related to unapproved products and indications, medical information and scientific communication expenses, expenses related to our IGOR registry study and related personnel. Stock-based compensation expense relates to the costs of stock option grants, awards of restricted stock units, or RSUs, and performance share units, or PSUs, and our employee stock purchase plan, or ESPP. Additionally, as part of the acquisition of GQ Bio Therapeutics GmbH, or GQ Bio, in February 2025 (the “GQ Bio Acquisition”), expenses related to a key employee holdback are also included in product development.
The following table provides a breakout of our R&D expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Clinical and preclinical development	$11,174	$12,721	(12)%	$34,838	$39,447	(12)%
Product development	11,126	8,005	39%	34,841	25,462	37%
Regulatory and other	2,763	2,914	(5)%	9,264	7,976	16%
Stock-based compensation	1,619	2,326	(30)%	6,054	6,974	(13)%
Total research and development expense	$26,682	$25,966	3%	$84,997	$79,859	6%
% of total revenues	15%	14%		16%	15%
Total R&D expense increased 3% and 6% in the three and nine months ended September 30, 2026 versus 2025, respectively.
Clinical and preclinical development expense decreased 12% in both the three and nine months ended September 30, 2026 versus 2025 primarily due to the conclusion of patient enrollment in the second quarter of 2026 for our ZILRETTA study in shoulder OA and iovera° registrational study in spasticity, as well as completion of an EXPAREL Phase 1 trial for intrathecal administration in January 2025 and a reduction in expenses resulting from the iovera° Divestiture. Fewer IIT milestones also contributed to the decrease. For the nine months ended September 30, 2026 versus 2025, reductions were also due to the completion of patient enrollment in Part A of our PCRX-201 Phase 2 ASCEND trial for knee OA (November 2025). In the three and nine months ended September 30, 2026 versus 2025, these decreases were partially offset by the initiation of Part B of our PCRX-201 Phase 2 ASCEND trial for knee OA and start-up expenses related to the PCRX-2002 Phase 2 bunionectomy trial.
Product development expense increased 39% and 37% in the three and nine months ended September 30, 2026 versus 2025, respectively, due to continued investment in our HCAd platform, primarily for the PCRX-201 program, partially offset by a reduction in expenses resulting from the iovera° Divestiture.
Regulatory and other expense decreased 5% in the three months ended September 30, 2026 versus 2025 due to reduced headcount and increased 16% in the nine months ended September 30, 2026 versus 2025 primarily due to increased third-party PCRX-2002 regulatory support.
Stock-based compensation expense decreased 30% and 13% in the three and nine months ended September 30, 2026, respectively, versus 2025 primarily due to the forfeiture of equity awards in the current periods by employees that were related to the Divestiture.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 48

Selling, General and Administrative Expenses
Sales and marketing expenses primarily consist of compensation and benefits for our sales force and personnel that support our commercial, sales, marketing, medical and scientific affairs operations, and insights and analytics. They also include expenses related to the commercialization of our products—including marketing, health outcome communications, provider-level market access, patient reimbursement support and customer educational programs. General and administrative expenses consist of compensation and benefits for legal, finance, regulatory activities related to approved products and indications, compliance, information technology, human resources, business development, executive management and other supporting personnel. They also include professional fees for legal, audit, tax and consulting services. Stock-based compensation expense relates to the costs of stock option grants, awards of RSUs, PSUs and our ESPP.
The following table provides information regarding our selling, general and administrative expenses during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Sales and marketing	$49,097	$58,471	(16)%	$159,380	$165,006	(3)%
General and administrative	25,894	23,180	12%	80,754	70,020	15%
Stock-based compensation	8,849	10,146	(13)%	29,459	32,125	(8)%
Total selling, general and administrative expense	$83,840	$91,797	(9)%	$269,593	$267,151	1%
% of total revenues	47%	51%		49%	50%
Total selling, general and administrative expense decreased 9% and increased 1% in the three and nine months ended September 30, 2026 versus 2025, respectively.
Sales and marketing expense decreased 16% and 3% in the three and nine months ended September 30, 2026 versus 2025, respectively, driven by lower third-party marketing services and a reduction in expenses resulting from the iovera° Divestiture.
General and administrative expense increased 12% and 15% in the three and nine months ended September 30, 2026 versus 2025, respectively, primarily driven by increased legal fees for ongoing litigation. In addition, the nine months ended September 30, 2026 increase included costs related to the solicitation of proxies in connection with a contested election of directors at our 2026 annual meeting of stockholders that we would not typically have incurred in the absence of a contested election, while the prior period included a 2025 recovery of $5.2 million in legal expenses related to litigation pertaining to the acquisition of MyoScience, Inc.
Stock-based compensation expense decreased 13% and 8% for the three and nine months ended September 30, 2026 versus 2025, respectively, primarily due to the prior year having included stock-based compensation for our former Chief Executive Officer whose post-employment consulting services concluded in August 2025.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 49

Amortization of Acquired Intangible Assets
The following table provides a summary of the amortization of acquired intangible assets during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Amortization of acquired intangible assets	$12,356	$14,322	(14)%	$41,000	$42,966	(5)%
As part of the acquisitions of Flexion Therapeutics, Inc., or Flexion, (in 2021) and MyoScience, Inc. (in 2019), we acquired intangible assets consisting of developed technology intangible assets and customer relationships. In July 2026, $53.2 million, net, of developed technologies and a nominal amount of customer relationships related to iovera° from the acquisition of MyoScience, Inc. were divested. As such, the Divestiture caused a decrease in amortization expense for both the three and nine months ended September 30, 2026. For more information, see Note 8, Goodwill and Intangible Assets, to our condensed consolidated financial statements included herein.

Other Operating (Gains) Expenses, Net
The following table provides a summary of the costs related to the other operating (gains) expenses, net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Merger-related expenses	$7,384	$—	N/A	$7,384	$—	N/A
Divestiture-related expenses	705	—	N/A	6,636	—	N/A
Separation costs	611	—	N/A	611	—	N/A
Contingent consideration (gains) charges	(14,430)	625	N/A	(15,044)	(2,407)	100+%
Restructuring charges	—	3,728	(100)%	—	3,728	(100)%
Acquisition-related expenses	—	(280)	(100)%	—	2,222	(100)%
Legal settlement	—	—	N/A	—	7,000	(100)%
Legal judgment	—	(23,148)	(100)%	—	(23,148)	(100)%
Impairment of acquired in-process research & development (IPR&D)	—	25,866	(100)%	—	25,866	(100)%
Total other operating (gains) expenses, net	$(5,730)	$6,791	N/A	$(413)	$13,261	N/A
Total other operating gains, net were $5.7 million and $0.4 million during the three and nine months ended September 30, 2026. Total other operating expenses, net were $6.8 million and $13.3 million during the three and nine months ended September 30, 2025.
During the three and nine months ended September 30, 2026, we recorded costs associated with the proposed Merger with Viatris of approximately $7.4 million primarily for associated outside legal and external financial advisory fees. Additional Merger-related costs are expected to be incurred through the closing of the Merger. For more information, see Note 1, Description of Business, to our condensed consolidated financial statements included herein.
During the three and nine months ended September 30, 2026, we recognized expenses related to the Divestiture of $0.7 million and $6.6 million, respectively, primarily related to third-party services and legal fees associated with divesting iovera° to Zimmer. For more information, see Note 3, iovera° Divestiture, to our condensed consolidated financial statements included herein.
During both the three and nine months ended September 30, 2026, we recognized separation costs of $0.6 million primarily related to redundant third-party services and certain assets that have no future economic benefit after the July 2026 iovera° Divestiture.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 50

During the three and nine months ended September 30, 2026, we recognized contingent consideration gains of $14.4 million and $15.0 million, respectively, due to a reduction in our sales forecast through the milestone expiration date of December 31, 2030. During the three months ended September 30, 2025, we recognized contingent consideration charges of $0.6 million due to revisions to discount rates, partially offset by a reduction in the sales forecast through the milestone expiration date of December 31, 2030. During the nine months ended September 30, 2025, we recognized contingent consideration gains of $2.4 million due to revisions to discount rates.
In July 2025, we instituted a reduction in force at our Science Center Campus in San Diego, California. As a result, during both the three and nine months ended September 30, 2025, we recognized $3.7 million of employee termination benefit charges which consisted of garden leave under California employment law, severance, healthcare benefits, and, to a lesser extent, other one-time termination benefits.
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
During the three and nine months ended September 30, 2025, we recognized $23.1 million in other income upon receipt of a cash payment associated with the U.S. District Court for the District of Nevada issuing judgment declaring that the Research Development Foundation, or RDF, was required to repay us the royalties on EXPAREL sales that we previously paid under protest.
During both the three and nine months ended September 30, 2025, we recorded a $25.9 million IPR&D impairment associated with our ZILRETTA shoulder asset due to revised completion timelines for clinical trials and commercial availability which directly impacted revenue forecasts, among other factors.
For more information on these events, see Note 11, Financial Instruments; Note 16, Other Operating (Gains) Expenses, Net; and Note 17, Commitments and Contingencies, to our condensed consolidated financial statements included herein.

Other Income (Loss), Net
The following table provides information regarding other income (loss), net during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Interest income	$2,495	$8,534	(71)%	$6,369	$20,437	(69)%
Interest expense	(2,885)	(4,279)	(33)%	(10,206)	(13,554)	(25)%
Gain on divestiture	6,617	—	N/A	6,617	—	N/A
Loss on early extinguishment of debt	—	(983)	(100)%	—	(983)	(100)%
Other, net	315	(110)	N/A	146	(6,448)	N/A
Total other income (loss), net	$6,542	$3,162	100+%	$2,926	$(548)	N/A
During the three and nine months ended September 30, 2026, total other income, net was $6.5 million and $2.9 million, respectively. During the three and nine months ended September 30, 2025, total other income, net was $3.2 million and total other loss, net was $0.5 million, respectively.
Interest income decreased 71% and 69% in the three and nine months ended September 30, 2026 versus 2025, respectively, due to interest income realized in the prior year on a GQ Bio note receivable investment we had made prior to the GQ Bio Acquisition, as well as lower overall investment balances and interest rates.
Interest expense decreased 33% and 25% in the three and nine months ended September 30, 2026 versus 2025, respectively, primarily due to lower outstanding debt principal driven by the repayment of the 2025 Notes (as defined herein) in the third quarter of 2025. For more information, see Note 10, Debt, to our condensed consolidated financial statements included herein.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 51

In both the three and nine months ended September 30, 2026, we recognized a $6.6 million gain on the Divestiture, resulting from the cash received in July 2026 from Zimmer in consideration for divesting the net assets of iovera° less our carrying value of the transferred assets.
In both the three and nine months ended September 30, 2025, we recognized a $1.0 million loss on early extinguishment of debt in conjunction with the repayment of the term loan (the “TLA Term Loan”) issued under the credit agreement (as amended and/or restated to date, the “TLA Credit Agreement”) by and between us and JPMorgan Chase Bank, N.A., as administrative agent, and certain lenders, dated March 31, 2023.
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

Income Tax Expense
The following table provides information regarding our income tax expense during the periods indicated, including percent changes (dollar amounts in thousands):

	Three Months Ended September 30,		% Increase / (Decrease)	Nine Months Ended September 30,		% Increase / (Decrease)

	2026	2025		2026	2025
Income before income taxes	$28,814	$9,524	100+%	$36,367	$16,303	100+%
Income tax expense	$(293)	$(4,092)	(93)%	$(277)	$(10,906)	(97)%
Effective tax rate	1%	43%		1%	67%
We recorded income tax expense of $0.3 million for both the three and nine months ended September 30, 2026. We recorded income tax expense of $4.1 million and $10.9 million for the three and nine months ended September 30, 2025, respectively.
The effective tax rate of 1% for the three months ended September 30, 2026 was primarily impacted by a $5.2 million discrete tax benefit associated with the utilization of U.S. capital loss carryforwards to offset the capital gain recognized in connection with the divestiture of the iovera° business during the third quarter of 2026. In connection with the closing of the Divestiture on July 31, 2026, the parties agreed to treat the transaction as a deemed asset sale for U.S. federal income tax purposes through an election under Section 338(h)(10) of the Internal Revenue Code. For more information on the Divestiture, see Note 3, iovera° Divestiture.
The effective tax rate of 1% for the nine months ended September 30, 2026 was impacted by a $6.4 million discrete tax benefit recognized in the second quarter of 2026 related to the realizability of deferred tax assets in our U.K. operations, primarily related to fixed asset temporary differences, as well as R&D credits recorded for the nine months ended September 30, 2026. Based on all available positive and negative evidence, we concluded that realization of the U.K. deferred tax assets was more likely than not and reduced the related valuation allowance accordingly.
The effective tax rates of 43% and 67% for the three and nine months ended September 30, 2025, respectively, differed from the U.S. statutory rate of 21% primarily due to costs related to non-deductible stock-based compensation, non-deductible executive compensation and a non-U.S. valuation allowance, partially offset by tax credits.
Liquidity and Capital Resources
Since our inception in 2006, we have devoted most of our cash resources to manufacturing, R&D and selling, general and administrative activities related to the development and commercialization of EXPAREL. In addition, we acquired ZILRETTA as part of the acquisition of Flexion Therapeutics, Inc. in November 2021 and GQ Bio in February 2025 to further develop PCRX-201 and establish our HCAd platform, as well as completing other strategic acquisitions of companies, products and product candidates. We are primarily dependent on the commercial success of EXPAREL and ZILRETTA. We have financed our operations primarily with the proceeds from the sale of convertible senior notes and other debt, common stock and product sales. As of September 30, 2026, we had an accumulated deficit of $163.2 million, cash and cash equivalents and available-for-sale investments of $295.6 million and working capital of $464.1 million.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 52

We are subject to a variety of specified liquidity and capitalization restrictions under the Merger Agreement. Unless we obtain Viatris’ prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (i) as expressly required by the Merger Agreement; (ii) as required by applicable law; or (iii) as set forth in the confidential disclosure schedule we delivered to Viatris, we may not, among other things and subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock (other than shares issued upon the exercise of stock options or the vesting of equity awards outstanding as of the date of the Merger Agreement or purchased under our current ESPP offering period), repurchase our stock, pay dividends or make other distributions, acquire assets, securities or property, dispose of material assets, enter into, amend or terminate material contracts outside the ordinary course of business or make certain additional capital expenditures.
We expect that our cash and cash equivalents and available-for-sale investments on hand will be adequate to cover our short-term liquidity needs, and that we would be able to access other sources of financing should the need arise.
Summary of Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the periods indicated (in thousands):

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows Data:	2026	2025
Net cash provided by (used in):
Operating activities	$133,210	$108,305
Investing activities	92,012	80,148
Financing activities	(136,818)	(317,975)
Effect of exchange rate changes on cash and cash equivalents	8	337
Net increase (decrease) in cash and cash equivalents	$88,412	$(129,185)
Operating Activities
During the nine months ended September 30, 2026, net cash provided by operating activities was $133.2 million, compared to $108.3 million during the nine months ended September 30, 2025. The increase of $24.9 million was primarily attributable to a 2025 initiative to increase inventory on hand, timing of payments related to accrued expenses and increased revenues, partially offset by the receipt of $28.3 million related to a legal judgment by the U.S. District Court for the District of Nevada in the RDF legal proceeding in 2025.
Investing Activities
During the nine months ended September 30, 2026, net cash provided by investing activities was $92.0 million, which reflected $73.6 million in proceeds from the Divestiture, $32.5 million of inflows from available-for-sale investment sales (net of purchases), partially offset by $7.7 million of capital expenditures primarily related to the build-out of our principal executive offices and corporate headquarters in Brisbane, California and investments in our new fill lines and release of the $6.3 million indemnification holdback associated with the GQ Bio Acquisition established for potential unidentified liabilities that was settled 18 months from the February 27, 2025 acquisition date.
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
Financing Activities
During the nine months ended September 30, 2026, net cash used in financing activities was $136.8 million, which primarily consisted of $80.0 million in repayments of the Revolving Credit Facility (as defined herein); $50.0 million in repurchases of common stock under a $300.0 million share repurchase program; $8.0 million to withhold shares of common stock to cover employee tax withholding obligations on restricted stock unit vests, as well as $1.3 million of excise taxes paid on repurchases of our common stock. Partially offsetting these uses were proceeds of $1.7 million from the issuance of common stock through our ESPP and $0.8 million from the exercise of stock options.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 53

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
See Note 10, Debt, to our condensed consolidated financial statements included herein for further discussion of the 2025 Notes, TLA Term Loan and the Revolving Credit Facility. For more information on our share repurchase program, see Note 12, Stockholders' Equity, to our condensed consolidated financial statements included herein.
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
At September 30, 2026, all $287.5 million of principal was outstanding on the 2029 Notes. See Note 10, Debt, to our condensed consolidated financial statements included herein for further discussion.
Revolving Credit Facility
On July 3, 2025, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, swingline lender and an issuing bank, and certain lenders, to, among other things, refinance the indebtedness outstanding under our TLA Credit Agreement and provide ongoing working capital. The Credit Agreement provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. The credit facility is secured by substantially all of our and each subsidiary guarantor’s assets and matures on July 3, 2030, subject to certain exceptions set forth in the Credit Agreement. Subject to certain conditions, we may, at any time, on one or more occasions, add one or more new classes of term facilities and/or increase the principal amount of any existing class of term loans by requesting one or more incremental term facilities in an aggregate principal amount not to exceed the greater of $225.0 million and 100% of Consolidated EBITDA (as defined in the Credit Agreement).
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
The Credit Agreement also contains customary affirmative and negative covenants, financial covenants, representations and warranties, events of default and other provisions. As of September 30, 2026, we were in compliance with all covenants under the Credit Agreement.
Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $11.0 million is outstanding as of September 30, 2026. We made repayments of $80.0 million during the nine months ended September 30, 2026.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 54

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
•the extent to which we acquire or invest in products, businesses and technologies; and
•the timing and the number of shares of our common stock either repurchased through our $300.0 million share repurchase program announced in April 2025, which has an expiration date of December 31, 2026, or withheld to cover employee tax withholding obligations on restricted stock unit vests.
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

Contractual Obligations
In October 2026, we entered into the Merger Agreement with Viatris. Additional Merger-related costs are expected to be incurred through the closing of the Merger, which may exceed $40.0 million contingent on the Merger closing. The Merger Agreement provides Viatris and Pacira with certain termination rights and, under certain circumstances, may require us to pay Viatris a termination fee of $62.0 million if the Merger does not close.
Consummation of the Offer and the Merger may each constitute a “Fundamental Change” or a “Make-Whole Fundamental Change” (each as defined in the indenture governing the 2029 Notes or the 2029 Indenture) under the 2029 Indenture, which may give noteholders the right to require the us to repurchase such 2029 Notes for cash at a price equal to 100% of the principal amount thereof plus any accrued and unpaid interest, or the right to convert such 2029 Notes at an increased conversion rate, in each case, in accordance with the terms of the 2029 Indenture.
In addition, we have agreed to use reasonable best efforts to cooperate with Viatris in seeking to enter into arrangements with the counterparties to the privately negotiated capped call transaction with respect to the 2029 Notes, or the Capped Call Transactions, to cause the Capped Call Transactions to be exercised, settled, canceled or otherwise terminated as of when the Merger becomes effective. We have also agreed not to amend, modify or otherwise change the terms of the documentation governing the Capped Call Transactions, or exercise any right or enter into any agreement to terminate or trigger an early settlement of any of the Capped Call Transactions, in each case without Viatris’ prior written consent.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 55

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our cash equivalents and investment activities is to preserve principal while at the same time maximizing the income that we receive from our investments without significantly increasing risk. We invest in corporate bonds, commercial paper, asset-backed securities and U.S. Treasury and other government agency notes for purposes other than trading which are reported at fair value. These securities are subject to interest rate risk and credit risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, we expect that the fair value of our investment will decline. A hypothetical 100 basis point increase in interest rates would have reduced the fair value of our available-for-sale securities at September 30, 2026 by approximately $0.2 million.
The fair value of our 2029 Notes is impacted by both the fair value of our common stock and interest rate fluctuations. As of September 30, 2026, the estimated fair value of the 2029 Notes was $989 per $1,000 principal amount. See Note 10, Debt, to our condensed consolidated financial statements included herein for further discussion of our 2029 Notes, which bear interest at a fixed rate. At September 30, 2026, $287.5 million of principal remains outstanding on the 2029 Notes.
The Revolving Credit Facility provides for a senior secured revolving credit facility in an aggregate commitment amount of $300.0 million, with a letter of credit sublimit of $10.0 million and swingline loan sublimit of $15.0 million. Each revolving loan borrowing which is an alternate base rate borrowing will bear interest at a rate per annum equal to (i) a base rate, plus (ii) a spread based on our Senior Secured Net Leverage Ratio (as defined in the Credit Agreement) ranging from 1.50% to 2.25%. Each revolving loan borrowing which is a term benchmark borrowing or daily simple SOFR (as defined in the Credit Agreement) borrowing will bear interest at a rate per annum equal to (i) a forward-looking term rate based on SOFR or a rate determined by reference to the daily simple SOFR, plus (ii) a spread based on our Senior Secured Net Leverage Ratio ranging from 2.50% to 3.25%. Upon entering into the Credit Agreement, we borrowed $101.0 million under the Revolving Credit Facility, of which $11.0 million is outstanding as of September 30, 2026. As of September 30, 2026, borrowings under the Revolving Credit Facility consisted entirely of term SOFR borrowings at an approximate all-in rate of 9.40%. A hypothetical 100 basis point increase in interest rates would increase interest expense over the next 12 months by approximately $0.1 million based on the balance outstanding for these borrowings as of September 30, 2026.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 56

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Pending Acquisition by Viatris Inc.
The announcement and pendency of our agreement to be acquired by Viatris may have an adverse effect on our business, operating results, and our stock price and may result in the loss of employees, customers, suppliers, and other business partners.
On October 8, 2026, we entered into the Merger Agreement with Viatris and Purchaser, providing for the merger of Purchaser with and into Pacira, with Pacira surviving the Merger as a wholly owned subsidiary of Viatris. We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:
•market reaction to the announcement of the Merger;
•changes in our business, operations, financial position, and prospects;
•market assessments of the likelihood that the Merger will be consummated;
•the amount of consideration offered per Share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•potential adverse effects on our relationships with our existing and prospective customers, suppliers, and other business partners due to uncertainties about the Merger, including such customers, suppliers, and other business partners choosing to (i) delay, defer, or cease purchasing products or services from, or providing products or services to, us or the combined company; (ii) delay or defer other decisions concerning us or the combined company; or (iii) otherwise seek to change the terms on which they do business with us or the combined company;
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 57

•we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•the pendency and outcome of legal proceedings that have been and may be instituted against us or our board of directors, executive officers, and others relating to the transactions contemplated by the Merger Agreement, which could be time-consuming, expensive and delay or prevent the consummation of the Merger; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.
While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results, and our stock price.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Viatris’ prior written consent, including, without limitation, restrictions on our ability to enter into material contracts outside the ordinary course of business, acquire or dispose of material assets, raise equity capital, incur indebtedness, or incur certain capital expenditures. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments, and future business opportunities that may arise, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results, and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.
The failure to complete the Merger may adversely affect our business and our stock price.
Consummation of the Offer and the Merger is subject to certain conditions, and a number of the conditions are not within our control and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that we will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all. Such conditions include, among other things, (i) valid tender (without withdrawal) of Shares that, together with Shares then owned by Purchaser and its affiliates, represent at least one Share more than 50% of the then issued and outstanding Shares; (ii) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the acceptance of Shares for payment in the Offer); (iii) the absence of any continuing Material Adverse Effect (as defined in the Merger Agreement) occurring after the date of the Merger Agreement; (iv) expiration or termination of any waiting periods applicable to the Offer under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and (v) the absence of any legal restraints prohibiting the Offer or Merger and of certain legal proceedings brought by a governmental entity relating to the Offer or the Merger. There can be no assurance that these conditions to the consummation of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all. If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations, including, but not limited to, the potential filing of associated litigation, difficulties in raising additional capital or obtaining other financing, damage to relationships with vendors or customers, and loss of key personnel.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to (i) directly or indirectly, solicit, initiate, seek or knowingly facilitate, assist or encourage (including by way of furnishing non-public information) the making of an acquisition proposal or any inquiry, proposal or offer that would reasonably be expected to lead to an acquisition proposal; (ii) engage in or otherwise participate in any discussions or negotiations regarding, or furnish to any other person any non-public information relating to, or provide access to our business, properties, assets, books, records, or personnel, in any such case in connection with or for the purpose of soliciting, initiating, seeking, knowingly facilitating, assisting, or encouraging, an acquisition proposal or any inquiry, proposal, or offer that would reasonably be expected to lead to an acquisition proposal; (iii) adopt, approve, or enter into any letter of intent, acquisition agreement, agreement in principle, or similar agreement with respect to an acquisition proposal; or (iv) waive or release any person from, or fail to use reasonable
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 58

best efforts to enforce, any standstill obligations relating to an acquisition proposal or any proposal or offer that would reasonably be expected to lead to an acquisition proposal. It is possible that these or other provisions in the Merger Agreement, including a termination fee of $62.0 million payable to Viatris under certain circumstances, might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing an overall lower per-share consideration amount than it might otherwise have proposed to offer.
If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger.
Additional lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Additional putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Viatris, Viatris’ board of directors, and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Viatris, or Viatris’ board of directors could delay or prevent the consummation of the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect us financially. For more information, see Note 17, Commitments and Contingencies, to our condensed consolidated financial statements included herein.
We will incur substantial transaction fees and costs in connection with the Merger.
As of September 30, 2026, we have incurred $7.4 million of expenses and fees for professional services and other transaction costs in connection with the Merger and expect to continue to incur additional significant costs. A material portion of these expenses are payable by us whether or not the Merger is completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results, and cash flows.
Risks Related to the Divestiture of iovera°
We may not realize the anticipated benefits of the divestiture of iovera°.
We may continue to incur costs or liabilities related to the Divestiture, including, among other things, obligations under a transition services agreement, indemnification provisions or other contractual commitments. The divestiture of iovera° also may divert management attention, result in higher-than-anticipated costs or disrupt our ongoing operations. Further, the divestiture may not achieve our anticipated strategic, operational or financial objectives, including allowing us to focus resources on our core business, improving our operating results and financial condition.
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
There can be no assurance that any or all of the $70.0 million of potential revenue-based milestone payments (as outlined below) will ever be achieved or become payable to us. The achievement of the applicable milestones depends on numerous factors outside of our control, including, among other things, Zimmer’s commitment of financial and operational resources, clinical and regulatory outcomes, manufacturing capabilities, commercialization efforts, market acceptance, competitive dynamics, strategic decisions and other business priorities.
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
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 59

As a result, actions taken or not taken by Zimmer may delay, reduce or eliminate our ability to receive some or all of the potential revenue-based milestone payments, which expire on December 31, 2031 if not met.
For more information on the divestiture of iovera° to Zimmer, see Note 3, iovera° Divestiture, to our condensed consolidated financial statements included herein.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 60

Item 6. EXHIBITS

The exhibits listed below are filed or furnished as part of this report.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 8, 2026, by and among Pacira BioSciences, Inc., Viatris Inc. and Peach Purchaser Sub Inc. (1) ** ##

10.1	Fourth Amendment to Manufacturing and Supply Agreement dated August 26, 2026, by and between Pacira Pharmaceuticals, Inc. and Patheon UK Limited.* #

10.2	Pacira BioSciences, Inc. Long-Term Incentive Plan.(2) †

10.3	Pacira BioSciences, Inc. Corporate Annual Bonus Plan Employee Guide.(3) †

10.4	Amendment No. 1 to Pacira BioSciences, Inc. Amended and Restated 2014 Employee Stock Purchase Plan.(4) †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following materials from the Quarterly Report on Form 10-Q of Pacira BioSciences, Inc. for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) the Condensed Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensatory plan or arrangement.

#	Certain portions of the exhibit have been omitted pursuant to Rule 601(a)(2) of Regulation S-K. The omitted information (i) is not material and (ii) is the type that the Registrant treats as private or confidential.

##
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted exhibits or schedules upon request; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on October 8, 2026.

(2)	Incorporated by reference to Exhibit (e)(26) to the Registrant’s Schedule 14D-9, filed on October 30, 2026.

(3)	Incorporated by reference to Exhibit (e)(27) to the Registrant’s Schedule 14D-9, filed on October 30, 2026.

(4)	Incorporated by reference to Exhibit (e)(28) to the Registrant’s Schedule 14D-9, filed on October 30, 2026.
Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 61

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIRA BIOSCIENCES, INC. (REGISTRANT)

Date:	November 5, 2026	By:	/s/ FRANK D. LEE
Frank D. Lee
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ SHAWN M. CROSS
Shawn M. Cross
Chief Financial Officer
(Principal Financial Officer)

Pacira BioSciences, Inc. | Q3 2026 Quarterly Report on Form 10-Q | 62